Form 10-K
period 2010-06-30
CARDINAL HEALTH INC
filed 2010-08-26
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2009, based on the closing price on December 31, 2009, was $11,647,605,557.

The number of registrant’s Common Shares outstanding as of August 18, 2010, was as follows: Common Shares, without par value: 351,163,010.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Information Regarding Forward-Looking Statements

Portions of this Form 10-K (including information incorporated by reference) include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Many forward-looking statements appear in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but there are others throughout this document, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook and tax accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks and uncertainties are described below in “Item 1A—Risk Factors” and in Exhibit 99.1 to this Form 10-K. Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.

PART I

Item 1:	Business

General

Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, “we,” “our,” “us” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. We are a global healthcare solutions company providing products and services that help hospitals, physician offices and pharmacies reduce costs, improve safety and productivity, and deliver better care to patients. Except as otherwise specified, information in this Annual Report on Form 10-K is provided as of June 30, 2010, which is the end of our 2010 fiscal year.

Spin-Off of CareFusion Corporation

On August 31, 2009, we separated the clinical and medical products businesses from our other businesses through a pro rata distribution to shareholders of 81% of the then outstanding common stock of a wholly-owned subsidiary, CareFusion Corporation (“CareFusion”). We refer to this transaction as the “Spin-Off.” CareFusion’s product lines are in the areas of intravenous, infusion, medication and supply dispensing, respiratory care, infection prevention and surgical instruments. We retained 19% of CareFusion common stock, which we are required to dispose of before August 31, 2014, pursuant to the private letter ruling we received from the Internal Revenue Service (the “IRS”) in connection with the Spin-Off. As of June 30, 2010, we owned approximately 30.5 million CareFusion shares. As part of the Spin-Off, Cardinal Health and CareFusion entered into a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements.

Business Segments

For fiscal 2009, we reported financial information in three segments: Healthcare Supply Chain Services, Clinical and Medical Products, and All Other. From July 1, 2009 to August 31, 2009, we reported financial information in three different segments: Pharmaceutical, Medical and CareFusion. The Pharmaceutical segment included the businesses that were previously within the Healthcare Supply Chain Services segment that distributed pharmaceutical, radiopharmaceutical and over-the-counter healthcare products, as well as the businesses previously within the All Other segment. The Medical segment included the remaining businesses within the Healthcare Supply Chain Services segment and certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses that were previously within the Clinical and Medical Products segment. The CareFusion segment included the businesses previously within the Clinical and Medical Products segment but not the above-referenced surgical and exam gloves, surgical drapes and apparel and fluid management businesses. All businesses in the CareFusion segment were part of the Spin-Off.

Once the Spin-Off was completed, our remaining businesses were organized into our current two segments: Pharmaceutical and Medical. The following business discussion is based on the two segments as they were structured for fiscal 2010.

Pharmaceutical Segment

The Pharmaceutical segment:

•	distributes branded and generic pharmaceutical, over-the-counter healthcare, and consumer products through its pharmaceutical distribution business;

•	operates nuclear pharmacies and cyclotron facilities that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics;

•	distributes specialty pharmaceutical products and provides third-party logistics support services to manufacturers; and

•	franchises retail pharmacies under the Medicine Shoppe® and Medicap® brands, and provides pharmacy services to hospitals and other healthcare facilities.

The pharmaceutical distribution business is a full-service wholesale distributor to retail customers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals, and alternate care providers (including mail order pharmacies) located throughout the United States and in Puerto Rico. Pharmaceutical distribution maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our customers. Pharmaceutical distribution also helps pharmaceutical manufacturers with services including distribution, inventory management, data/reporting, new product launch support, and contract and chargeback administration.

The pharmaceutical distribution business generates gross margin primarily when the aggregate selling price to our customers exceeds the aggregate cost of products sold, net of manufacturer cash discount, branded manufacturer margin, and generic manufacturer margin.

“Manufacturer cash discounts” are price reductions that manufacturers may offer to us for prompt payment of purchased products.

“Branded manufacturer margin” (also referred to as “branded margin”) refers to compensation amounts under distribution service agreements with manufacturers and to pharmaceutical price appreciation. Compensation under the distribution service agreements may be a fee based on volume with or without pharmaceutical price appreciation. A manufacturer may increase its published price for a product after we have purchased that product for inventory. Our contract price for branded pharmaceutical products to customers is based on the manufacturer’s published price at the time of sale. As such, inventory sold following a manufacturer price increase will be based on the higher manufacturer price. “Pharmaceutical price appreciation” refers to amounts we earn from selling inventory at these increased prices.

“Generic manufacturer margin” (also referred to as “generic margin”) refers to price discounts, rebates and other incentives we receive from manufacturers of generic pharmaceuticals. Our earnings on generic pharmaceuticals generally are highest during the period immediately following the initial launch of a generic product because generic pharmaceutical selling prices tend to decline over time, although this may vary.

Bulk and Non-bulk Customers. The Pharmaceutical segment differentiates between bulk and non-bulk customers. Bulk customers consist of retail chain customers’ centralized warehouse operations and customers’ mail order businesses. All other customers are classified as non-bulk customers. A retail chain pharmacy customer may be both a bulk customer with respect to its warehouse operations and a non-bulk customer with respect to its retail stores.

Bulk customers can process large quantities of products in central locations. Substantially all deliveries to bulk customers consist of products shipped in the same form that we receive them from the manufacturer; a small portion of deliveries to bulk customers are broken down into smaller units prior to shipping. In contrast, non-bulk customers require more complex servicing. For non-bulk customers, we may receive inventory in large or full case quantities and break it down into smaller quantities, warehouse the product for a longer period of time, pick individual products specific to a customer’s order, and deliver that smaller order to a customer location.

Bulk customers generate significantly lower segment profit as a percentage of revenue than non-bulk customers. Bulk customers receive lower pricing on sales of the same products than non-bulk customers due to volume pricing in a competitive market and due to lower costs related to the fewer services we provide. In addition, sales to bulk customers in aggregate generate higher segment cost of products sold as a percentage of revenue than sales to non-bulk customers, because bulk customers’ orders consist almost entirely of higher cost branded products. The higher segment cost of products sold as a percentage of revenue for bulk customers is also driven by the impact of branded manufacturer margin and manufacturer cash discounts. Branded manufacturer margin is lower due to the shorter time that products sold to bulk customers are held in inventory by us, allowing less opportunity for pharmaceutical price appreciation. Segment distribution, selling, general and administrative (“SG&A”) expenses as a percentage of revenue from bulk customers are substantially lower than from non-bulk customers because deliveries to bulk customers require substantially fewer services to be rendered by us than deliveries to non-bulk customers.

The following table shows the revenues, segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk customers for fiscal 2010, 2009 and 2008.

(in millions)	2010	2009 (2)	2008 (2)
Non-bulk customers:
Revenue from non-bulk customers	$45,795.4	$44,134.7	$42,199.7
Segment expenses allocated to non-bulk customers (1)	44,908.4	43,272.9	41,335.6
Segment profit from non-bulk customers (1)	887.0	861.8	864.1
Segment profit from non-bulk customers as a percentage of revenue from non-bulk customers (1)	1.94%	1.95%	2.05%
Bulk customers:
Revenue from bulk customers	$43,994.5	$43,728.2	$37,298.6
Segment expenses allocated to bulk customers (1)	43,879.7	43,554.3	37,140.3
Segment profit from bulk customers (1)	114.8	173.9	158.3
Segment profit from bulk customers as a percentage of revenue from bulk customers (1)	0.26%	0.40%	0.42%

(1)	Segment expenses and profit required complex and subjective estimates and allocations based upon assumptions, past experience and judgment that we believe are reasonable. In addition, amounts do not include the impact of last-in, first-out (“LIFO”) provisions, if any. We had no LIFO provisions in fiscal 2010, 2009 and 2008.
(2)	During fiscal 2010, we revised some of the estimates used when allocating expenses between non-bulk customers and bulk customers. Prior period information has been adjusted to reflect this change.

See Note 16 to the “Notes Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2010, 2009 and 2008.

Medical Segment

The Medical segment distributes a broad range of medical, surgical and laboratory products to hospitals, surgery centers, laboratories, physician offices and other healthcare providers. This segment also develops, manufactures and sources our own line of medical and surgical products. These products include: sterile and non-sterile procedure kits; single-use surgical drapes, gowns and apparel; exam and surgical gloves; and fluid suction and collection systems. Our medical and surgical products are sold directly or through third-party distributors in the United States, Canada, Europe, South America and the Asia/Pacific region.

See Note 16 to the “Notes Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2010, 2009 and 2008.

Acquisitions and Divestitures

In the past five fiscal years, we completed the following two significant acquisitions, both of which were transferred to CareFusion as part of the Spin-Off.

				Consideration Paid
Date (1)	Company	Location	Line of Business	Cash		Stock Options Converted (2)
				(Amounts in millions)
June 21, 2007	VIASYS Healthcare Inc. (“VIASYS”)	Conshohocken, Pennsylvania	Respiratory, neurology, medical disposable and orthopedic products	$1,526	(3)	0.1

May 12, 2008	Enturia Inc. (“Enturia”)	Leawood, Kansas	Infection prevention products	$490	(4)	0.0

(1)	Represents the date we became the majority shareholder.
(2)	As a result of the acquisition, the outstanding stock options of the acquired company were converted into options to purchase Common Shares issued by us. This column represents the number of our Common Shares subject to converted stock options immediately following conversion.
(3)	Includes the assumption of approximately $54 million in debt; also includes approximately $88 million of shares under equity compensation plans in July 2007.
(4)	Includes the assumption of approximately $5 million in debt.

We also completed several smaller acquisitions during the last five fiscal years, including:

•

during fiscal 2006, purchasing the wholesale pharmaceutical, health and beauty and related drugstore products distribution business of The F. Dohmen Co. and certain of its subsidiaries, and the remaining shares of Source Medical Corporation, our Canadian joint venture;

•	during fiscal 2007, purchasing SpecialtyScripts, LLC; and

•	during fiscal 2009, purchasing Borschow Hospital & Medical Supplies, Inc.

On June 9, 2010, we entered into an agreement to acquire Healthcare Solutions Holding, LLC, which provides specialty healthcare services. On July 15, 2010, we completed that acquisition for a $517 million cash payment. The acquisition agreement also includes earn-out payments of up to $150 million over the next three years.

We completed several divestiture transactions during the past five fiscal years, including:

•

during fiscal 2007, selling our former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses, for approximately $3.2 billion in cash; our healthcare marketing services business; and our United Kingdom-based Intercare pharmaceutical distribution business.

•	during fiscal 2010, consummating the Spin-Off of CareFusion Corporation; and selling SpecialtyScripts, LLC and our United Kingdom-based Martindale injectable manufacturing business.

Customers

Our largest customers, Walgreen Co. (“Walgreens”) and CVS Caremark Corporation (“CVS”), accounted for approximately 24% and 22%, respectively, of our revenue for fiscal 2010. The aggregate of our five largest customers, including Walgreens and CVS, accounted for approximately 57% of our revenue for fiscal 2010.

We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with

Novation, LLC, and Premier Purchasing Partners, L.P. Arrangements with these two GPOs accounted for approximately 15% of our revenue for fiscal 2010. Although GPO vendor selections may influence member sourcing decisions, GPO members generally are not required to comply with those vendor selections. Accordingly, we believe that the loss of an agreement with a GPO would not cause the loss of sales to all members of the GPO.

Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of approximately 20% of our revenue during fiscal 2010, but no single supplier’s products accounted for more than 6% of that revenue. Overall, we believe our relationships with our suppliers are good. The loss of some suppliers could adversely affect our results of operations and financial condition if alternative sources were unavailable at reasonable prices.

The Pharmaceutical distribution business is a party to distribution service agreements with pharmaceutical manufacturers. These agreements generally have terms ranging from one year with an automatic renewal feature to five years. Generally, these agreements are terminable before they expire only if the parties mutually agree, if there is an uncured breach of the agreement, or if one party is the subject of a bankruptcy filing or similar insolvency event. Some agreements allow the manufacturer to terminate the agreement without cause within a defined notice period.

Our Pharmaceutical segment’s nuclear pharmacy services business dispenses several products prepared using a particular radioisotope. At the present time, it is difficult to acquire sufficient quantities of that radioisotope from third party suppliers because of a continued and prolonged shortage of a critical raw material used to derive that radioisotope from two nuclear reactors, which are experiencing prolonged downtimes. Based on information obtained from parties involved with the two affected nuclear reactors, we anticipate the supply of raw material to normalize in the first half of fiscal 2011.

Competition

We operate in a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. We also operate in a highly competitive environment in the development, manufacturing and distribution of medical and surgical products. We compete on many levels, including service offerings, support services, breadth of product lines, and price.

In the Pharmaceutical segment, we compete with two other national, full-line wholesale distributors (McKesson Corporation and AmerisourceBergen Corporation) and a number of regional wholesale distributors, self-warehousing chains, direct selling manufacturers, specialty distributors, third-party logistics companies, and nuclear pharmacies, among others. In addition, the Pharmaceutical segment has experienced competition from a number of organizations offering generic pharmaceuticals, including telemarketers.

In the Medical segment, we compete with many different distributors, including Owens & Minor, Inc., Thermo Fisher Scientific Inc., PSS World Medical, Inc., Henry Schein, Inc., and Medline Industries, Inc. In addition, we compete with a number of regional medical products distributors and with third-party logistics companies. Competitors of the Medical segment’s development and manufacturing business include Kimberly-Clark Corporation, Ansell Limited, DeRoyal Industries Inc., Medline Industries, Inc., and Mölnlycke Health Care.

Employees

As of June 30, 2010, we had approximately 22,600 employees in the United States and approximately 8,600 employees outside of the United States. Overall, we consider our employee relations to be good.

Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions, and technical measures to protect our products, services and intangible assets. We also operate under licenses for certain proprietary technologies, and in certain instances we license our technologies to third parties. All of these proprietary rights are important to our ongoing operations. We enforce our intellectual property rights when they are infringed by others, and will continue to do so, where appropriate.

We have applied in the United States and other countries for registration of a number of trademarks and service marks. Some of our marks are registered, but our applications may not always be granted. We also hold common law rights in various trademarks and service marks.

We hold patents relating to aspects of our distribution operations, including our nuclear pharmacy products and service offerings. We also hold patents relating to medical and surgical products and devices, such as fluid suction and irrigation devices; surgical waste management systems; surgical and medical examination gloves; surgical drapes, gowns and facial protection products; and patient temperature management products.

We have a number of pending patent applications in the United States and other countries, and we intend to pursue additional patents as appropriate. We may not always obtain the patents for which we apply. We do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.

Regulatory Matters

Our business is highly regulated in the United States at both the federal and state level and in foreign countries. Depending upon their specific business and where they distribute, manufacture and sell their products, our subsidiaries may be subject to regulation by government entities including:

•	the U.S. Drug Enforcement Administration (the “DEA”),

•	the U.S. Food and Drug Administration (the “FDA”),

•	the U.S. Nuclear Regulatory Commission (the “NRC”),

•	the U.S. Department of Health and Human Services (“HHS”),

•	state boards of pharmacy,

•	state controlled substance agencies,

•	state health departments, insurance departments or other comparable state agencies, and

•	foreign agencies that are comparable to those listed above.

These regulatory agencies have a variety of civil, administrative and criminal sanctions at their disposal. They can require us to suspend distribution of products and controlled substances or initiate product recalls; they can seize products or impose significant criminal, civil and administrative sanctions; and they can seek injunctions to halt the manufacture and distribution of products.

Distribution. The DEA, FDA and various state authorities regulate the marketing, purchase, storage and distribution of pharmaceutical products and controlled substances under various state and federal statutes including the Prescription Drug Marketing Act of 1987. Wholesale distributors of controlled substances must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, storage and distribution of controlled substances.

Manufacturing and marketing. Our subsidiaries that manufacture medical devices are subject to regulation by the FDA and comparable foreign agencies including regulations regarding compliance with good manufacturing practices and quality systems. In addition, our Medical segment’s international manufacturing operations may be subject to local certification requirements.

The FDA and other domestic and foreign governmental agencies administer requirements covering the design, testing, safety, effectiveness, manufacture, labeling, promotion and advertising, distribution and post-market surveillance of certain of our manufactured products. We need specific approval or clearance from regulatory authorities before we can market and sell many of our products in particular countries. Even after we obtain approval or clearance to market a product, the product and our manufacturing processes are subject to continued regulatory review.

To assess and facilitate compliance with federal, state and foreign regulatory requirements, we routinely review our quality and compliance systems to evaluate their effectiveness and to identify areas for improvement or remediation. As part of our quality review, we assess the suppliers of raw materials, components and finished goods that are incorporated into the medical devices we manufacture. In addition, we conduct quality management reviews designed to highlight key issues that may affect the quality of our products and services. From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we identify a quality or regulatory issue, we investigate and take appropriate corrective action, such as withdrawing the product from the market, correcting the product at the customer location, revising product labeling, and notifying customers.

Nuclear pharmacies and related businesses. Our nuclear pharmacies and cyclotron facilities require licenses or permits from the NRC, the radiologic health agency or department of health of each state in which we operate, and the state board of pharmacy. In addition, the FDA regulates cyclotron facilities. The FDA issued regulations, effective December 11, 2011, establishing current Good Manufacturing Practices for positron emission tomography (“PET”) drugs.

Prescription Drug Pedigree Tracking

State and federal agencies are concerned about preventing the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the pharmaceutical supply chain. Some states have adopted or are considering laws and regulations intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their options. The FDA Amendments Act of 2007 requires the FDA to establish standards to identify and validate technologies for securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies. In March 2010, the FDA issued guidance establishing standardized numerical identifiers (“SNI”) for prescription pharmaceutical packages.

In December 2006, we entered into a settlement to resolve a civil investigation by the New York Attorney General’s Office focusing on sales and purchases of prescription pharmaceuticals in the secondary market. Pursuant to the settlement, we implemented a number of reforms within the pharmaceutical distribution business, including requirements that customers who are wholesalers certify their compliance with our wholesaler safe product practices.

Healthcare Fraud and Abuse Laws

We are subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse. Laws and regulations generally prohibit us (and others in our industry) from soliciting, offering, receiving or paying any compensation in order to induce someone to order or purchase items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs. We also cannot submit or cause to be submitted any fraudulent claim for payment by the federal government. Certain of our subsidiaries also maintain contracts with the federal government and are subject to regulatory requirements relating to government contractors.

Health Information Practices

Services and products provided by some of our businesses involve access to patient identifiable healthcare information. In the past few years, federal and state officials have focused on the questions of how patient identifiable healthcare information should be handled, which entities should compile that information, and how that work should proceed. Changes in legislation such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its accompanying regulations may affect how some information services or products are provided. The Health Information Technology for Economic and Clinical Health Act, adopted in February 2009, augmented HIPAA by increasing existing healthcare privacy requirements, including expanding HIPAA’s reach to cover additional entities, requiring certain notifications if there is a breach of patient information and increasing penalties associated with noncompliance. In addition, certain jurisdictions where we do business regulate personal data protection and how information services or products are provided.

Franchising Laws

Our franchising operations, through Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated (collectively, “Medicine Shoppe”), are subject to regulation by the Federal Trade Commission. In addition, many states have laws that regulate the franchisor-franchisee relationship.

Environmental Laws

We are subject to various federal, state and local environmental laws and we have made, and will continue to make, necessary expenditures to comply with applicable laws. At the present time, we are participating in cleaning up environmental contamination at several sites, none of which are material to us.

Health and Safety Laws

We are subject to various federal, state and local laws, regulations and recommendations, both in the United States and other countries, relating to safe working conditions, laboratory and manufacturing practices, and the use, transportation and disposal of hazardous or potentially hazardous substances.

Laws Relating to Foreign Trade

Various U.S. and international laws and regulations require us to abide by standards relating to the import and export of finished goods, raw materials and supplies and the handling of information. We also must comply with various export control and trade embargo laws and regulations, which may require licenses or other authorizations for transactions within some countries or with some counterparties.

Similarly, we are subject to laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, foreign anti-bribery laws and laws pertaining to the accuracy of internal books and records. These laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced some governmental corruption.

Other Information

Our distribution businesses generally are not required by our customers to maintain particular inventory levels other than as needed to meet service level requirements. Certain supply contracts with U.S. government entities require us to maintain sufficient inventory to meet emergency demands, but we do not believe those requirements materially affect inventory levels.

Our customer return policies generally require that the product be physically returned, subject to restocking fees. We only allow customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit.

We offer market payment terms to our customers.

Revenue and Long-Lived Assets by Geographic Area

See Note 16 to the “Notes Consolidated Financial Statements” for revenue and long-lived assets by geographic area.

Available Information and Exchange Certifications

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.cardinalhealth.com), under the “Investors—Financials/SEC filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”).

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

CareFusion filed a registration statement on Form 10 (File No. 001-34273) with the SEC that discloses information regarding the Spin-Off and CareFusion.

Item 1A:	Risk Factors

The risks described below could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. These are not the only risks we face. Our businesses also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

We could suffer the adverse effects of competitive pressures.

As described in greater detail in the discussion of our business in Item 1 above, we operate in markets that are highly competitive. Because of competition, our businesses face continued pricing pressure from our customers and suppliers. If we are unable to offset margin reductions caused by these pricing pressures through steps such as enhanced cost control measures, our results of operations and financial condition could be adversely affected.

In addition, in recent years, the healthcare industry has been subject to increasing consolidation. If this consolidation trend continues among our customers and suppliers, it could give the resulting enterprises greater bargaining power, which may adversely impact our results of operations.

We have a few large customers that generate a significant amount of our revenue.

As described in greater detail in the discussion of our business in Item 1 above, our sales and credit concentration is significant. For example, Walgreens and CVS accounted for approximately 24% and 22%, respectively, of our revenue for fiscal 2010. The aggregate of our five largest customers, including Walgreens and CVS, accounted for approximately 57% of our revenue for fiscal 2010. In addition, Walgreens and CVS accounted for 32% and 21%, respectively, of our gross trade receivable balance at June 30, 2010. If one or more of our large customers default in payment, terminate or do not renew contracts, or significantly reduce their purchases of our products, our results of operations and financial condition could suffer.

In addition, approximately 15% of our revenue for fiscal 2010 was derived through the contractual arrangements established with two GPOs, Novation and Premier. GPO members generally are not required to comply with GPO vendor selections. Still, the loss of an agreement with a GPO could cause us to lose customers, which may adversely affect our results of operations and financial condition.

Our Pharmaceutical segment’s margin may be affected by prices established by manufacturers or market forces that are beyond our control.

As described in greater detail in the discussion of our business in Item 1, we generate a portion of our branded manufacturer margin from pharmaceutical price appreciation. If branded manufacturers increase prices less frequently or by smaller amounts, or restrict the amount of inventory available to us, we will earn less branded manufacturer margin.

In addition, prices for generic pharmaceuticals distributed by our pharmaceutical distribution business tend to decline over time, which could have an adverse effect on our generic manufacturer margin.

The U.S. healthcare environment is changing in many ways, some of which may not be favorable to us, as a result of recent federal healthcare legislation.

Our products and services are primarily intended to function within the current structure of the healthcare industry in the United States. In recent years, the healthcare industry has undergone significant changes designed to control costs. The use of managed care has increased; Medicare and Medicaid reimbursement levels have declined; distributors, manufacturers, healthcare providers and pharmacy chains have consolidated; and large, sophisticated purchasing groups have become more prevalent.

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Healthcare Reform Acts”). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices. We manufacture and sell devices that will be subject to this tax. Additionally, the Healthcare Reform Acts changed the federal upper payment limit for Medicaid reimbursement to no less than 175% of the average weighted manufacturer’s price (“AMP”) from 250% of the lowest average manufacturer’s price for generic pharmaceuticals. The AMP provision is expected to become effective in October 2010. We could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for pharmaceuticals, medical devices, or healthcare services.

Our business requires consistent, diligent and rigorous compliance with regulatory and licensing requirements.

The healthcare industry is highly regulated. As described above in greater detail in the discussion of our business in Item 1, we are subject to regulation in the United States at both the federal and state level and in foreign countries. Many of our subsidiaries are required to register for permits or licenses with, and to comply with operating and security standards of, regulatory agencies. If we fail to comply with these regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could suffer.

•

To lawfully operate our businesses, we are required to hold permits, licenses and other regulatory approvals from governmental bodies. Failure to maintain or renew, or obtain without significant delay, necessary permits, licenses or approvals could have an adverse effect on our results of operations and financial condition. For example, in fiscal 2008, the DEA suspended licenses to distribute controlled substances held by three of our distribution centers for almost a year because of alleged defects in our controlled substance anti-diversion controls.

•

Products that we manufacture, distribute or market are required to comply with regulatory requirements. Noncompliance or concerns over noncompliance could result in product corrective actions, recalls or seizures, warning letters, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, governmental refusal to grant approvals, restrictions on operations, withdrawal of existing approvals and third party claims.

•

We are required to comply with laws and regulations relating to healthcare fraud and abuse. The scope and applicability of these laws is not always clear. If we fail to comply with them, we could be subject to federal or state government investigations and resulting civil and criminal penalties including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. The scope or requirements of these laws or regulations may be interpreted or applied by a regulator, prosecutor or judge in a manner that could negatively impact or require us to change our operations.

We could be subject to adverse changes in the tax laws or challenges to our tax positions.

We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws and regulations of many jurisdictions. From time to time, legislative initiatives are proposed, including proposals to repeal LIFO (last-in, first-out) treatment of inventory, that could adversely affect our tax positions, effective tax rate or tax payments. Tax laws and regulations are extremely complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions and it is possible that they will challenge others. We may not be able to defend these challenges successfully, which may adversely affect our effective tax rate or tax payments.

Our business and operations depend on the proper functioning of information systems and critical facilities.

We rely on information systems to obtain, rapidly process, analyze and manage data to:

•	facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	process payments to suppliers;

•	facilitate the manufacturing and assembly of medical products; and

•	generate financial transactions and information.

Our business also depends on the proper functioning of our critical facilities, including our national logistics center. Our results of operations could be adversely affected if these systems or facilities are interrupted, damaged by unforeseen events or actions of third parties, or fail for any extended period of time.

The Medical segment is working on a medical business transformation project, which includes a new information system for supply chain and manufacturing related processes. The Medical segment is planning to transition selected processes to the new system throughout fiscal 2012 and 2013. If the system is not effectively implemented or fails to operate as intended, it could adversely affect the Medical segment’s supply chain and manufacturing operations and the effectiveness of our internal control over financial reporting.

Because of the nature of our business, we may become involved in legal proceedings that could adversely impact our cash flows or results of operations.

Due to the nature of our businesses, which includes the manufacture and distribution of healthcare products, we may from time to time become involved in legal proceedings. For instance, some of the products we manufacture or distribute may be alleged to cause personal injury or violate the intellectual property rights of another party, subjecting us to product liability or infringement claims. While we generally obtain indemnity rights from the manufacturers of products we distribute, and we carry product liability insurance, it is possible that liability from such claims could exceed those protections. Litigation is inherently unpredictable and the unfavorable resolution of one or more of these legal proceedings could harm our cash flows or results of operations.

Acquisitions are not always as successful as we expect them to be.

Historically, an important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. Acquisitions involve risks: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; we may encounter unforeseen accounting or internal control over financial reporting issues; or the acquired business may have regulatory or compliance issues that we did not anticipate.

We depend on certain suppliers to make their raw materials and products available to us and are subject to fluctuations in costs of raw materials and products.

We depend on various components, compounds, raw materials and energy (including radioisotopes and oil, oil-related and other commodities) supplied by others for our operations. Any of our supplier relationships could be interrupted due to natural disasters or other events or could be terminated. A sustained interruption in the flow of adequate supplies could have an adverse effect on our business. In addition, while we have processes to minimize volatility in component and material pricing, we may not be able to successfully manage price fluctuations.

Our manufacturing businesses use oil, oil-related and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Oil and gas prices are volatile and have fluctuated significantly in recent years, so our costs to produce and distribute our products also have fluctuated. Because the healthcare industry is highly competitive and many customers and third-party payors have instituted cost-containment initiatives, we may be unable to pass along cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or fuel surcharges, our results of operations could be adversely affected.

Our global operations are subject to a number of economic, political and regulatory risks.

Our global operations are affected by local economic environments, including inflation, recession, currency volatility and competition. Political changes can disrupt our supply chain—as well as our customers and operating activities—in a particular location. We may not be able to enter into hedges or obtain insurance to protect us against these risks, and any hedges that we enter into or insurance that we are able to obtain may be expensive and may not successfully mitigate these risks.

In addition, our global operations are subject to risks arising from violations of U.S. laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, and various export control and trade embargo laws and regulations, including those that may require licenses or other authorizations for transactions within certain countries or with certain counterparties. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties.

Risks associated with the Spin-Off of CareFusion.

This section describes some of the risks that exist as a result of the Spin-Off of CareFusion, which is described in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

CareFusion may not satisfy all of its contractual obligations. We entered into a number of agreements with CareFusion that govern the rights and obligations of the parties following the Spin-Off. We have certain rights under those agreements, including indemnification against certain liabilities allocated to CareFusion. The failure of CareFusion to perform its obligations under the agreements could have an adverse effect on our financial condition and results of operations.

The transaction may have unexpected tax consequences. In connection with the Spin-Off, we received a private letter ruling from the IRS to the effect that the contribution by us of the assets of the clinical and medical products businesses to CareFusion and the distribution of CareFusion shares to our shareholders would qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). In addition, we received opinions of tax counsel to the effect that the Spin-Off would qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The IRS private letter ruling and the opinions of counsel rely on certain facts, assumptions, representations and undertakings from us and CareFusion regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, we and our shareholders may not be able to rely on the IRS ruling or the opinions of tax counsel. Similarly, the IRS could determine on audit that the Spin-Off is taxable if it determines that any of the facts, assumptions, representations or undertakings are not correct or have been violated or if the IRS disagrees with the conclusions in the opinions of counsel that are not covered by the private letter ruling or for other reasons, including as a result of certain significant changes in stock ownership of either Cardinal Health or CareFusion. If the Spin-Off is determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax could incur significant tax liabilities.

We may not be able to capture the full benefits from our minority investment in CareFusion. As of June 30, 2010, we owned approximately 30.5 million CareFusion shares. As with any investment in a publicly traded company, this investment is subject to risks and uncertainties relating to CareFusion’s business, as disclosed in CareFusion’s filings with the SEC. In addition, we entered into an agreement in connection with the Spin-Off under which we committed to vote all of our CareFusion shares in proportion to the votes cast by CareFusion’s other shareholders and we do not have any representation on CareFusion’s Board of Directors. As a result, we are not able to exert control or influence over CareFusion to act in a manner that we may believe best for protecting or enhancing the value of our investment.

Under the private letter ruling from the IRS relating to the Spin-Off, we must dispose of the CareFusion shares as soon as practicable after the Spin-Off and consistent with our reasons for retaining the shares, but no later than August 31, 2014. As a result, we may be required to sell some or all of the shares at a time when we might not otherwise choose to do so. Additionally, any disposition of CareFusion shares by us in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for CareFusion shares and adversely affect the value or the terms and conditions of such disposition.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

In the United States, the Pharmaceutical segment operates 24 pharmaceutical distribution facilities and one national logistics center; four specialty distribution facilities; and 170 nuclear pharmacy laboratory, manufacturing and distribution facilities. The Medical segment operates 50 medical-surgical distribution, assembly, manufacturing, and research operation facilities. Our U.S. operating facilities are located in 45 states and in Puerto Rico.

Outside of the United States, through our Medical segment, we own or lease 16 manufacturing, distribution and research operating facilities in Canada, the Dominican Republic, Malaysia, Malta, Mexico, and Thailand.

We own 65 operating facilities and lease 200 operating facilities. We own two adjoining four-story buildings at 7000 and 7200 Cardinal Place in Dublin, Ohio, where our principal executive offices are headquartered.

We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we regularly evaluate operating properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand our business.

Item 3:	Legal Proceedings

We become involved from time-to-time in litigation and regulatory matters incidental to our business, including governmental investigations, enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation and regulatory matters. We do not believe that the outcome of any pending litigation will have a material adverse effect on the consolidated financial statements.

Item 4:	Removed and Reserved

Executive Officers of the Registrant

The following is a list of our executive officers as of August 18, 2010:

Name	Age	Position
George S. Barrett	55	Chairman and Chief Executive Officer
Jeffrey W. Henderson	45	Chief Financial Officer
Michael C. Kaufmann	47	Chief Executive Officer, Pharmaceutical segment
Michael A. Lynch	49	Chief Executive Officer, Medical segment
Craig S. Morford	51	Chief Legal and Compliance Officer
Carole S. Watkins	50	Chief Human Resources Officer
Mark R. Blake	39	Executive Vice President, Strategy and Corporate Development
Stephen T. Falk	45	Executive Vice President, General Counsel and Corporate Secretary

The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).

Mr. Barrett has served as Chairman and Chief Executive Officer since the Spin-Off on August 31, 2009. Prior to that, since January 2008, he served as Vice Chairman of Cardinal Health and Chief Executive Officer, Healthcare Supply Chain Services. Before he joined us, Mr. Barrett held several positions with Teva Pharmaceutical Industries Limited, a global pharmaceutical company. From November 2006 to January 2008, he was President and Chief Executive Officer of Teva North America and Executive Vice President—Global Pharmaceutical Markets and a member of the Office of the Chief Executive Officer for Teva Pharmaceutical Industries. He was President and Chief Executive Officer of Teva North America and Group Vice President—North America of Teva Pharmaceutical Industries from 2005 to 2006. Prior to that, Mr. Barrett served as President of Teva USA from 1998 to 2005.

Mr. Henderson has served as Chief Financial Officer since May 2005 and joined Cardinal Health as an Executive Vice President in April 2005.

Mr. Kaufmann has served as Chief Executive Officer, Pharmaceutical segment, since August 31, 2009. Prior to that, since April 2008, he served as Group President, Pharmaceutical Supply Chain. From April 2007 to April 2008, he was Group President of Healthcare Supply Chain Services Medical segment. From September 2005 – April 2007, he was Chief Financial Officer of Healthcare Supply Chain Services. From May 2005 to September 2005, he was Executive Vice President, Sales, Marketing and Procurement.

Mr. Lynch has served as Chief Executive Officer, Medical segment, since August 31, 2009. Prior to that, since September 2008, he served as Group President, Medical. From July 2004 to September 2008, he was Group President, Medical Products and Technologies.

Mr. Morford has served as Chief Legal and Compliance Officer since May 2009. From May 2008 to May 2009, he served as Chief Compliance Officer. Prior to joining us, from August 2007 to March 2008, he was the Acting Deputy Attorney General of the United States. From October 2006 to July 2007, he was United States Attorney in Nashville, Tennessee. From March 2005 to October 2006, he was First Assistant United States Attorney in the United States Attorney’s office in Cleveland, Ohio.

Ms. Watkins has served as Chief Human Resources Officer and its predecessor position, Executive Vice President—Human Resources, since August 2000.

Mr. Blake has served as Executive Vice President, Strategy and Corporate Development since October 2009. Prior to joining us, since October 2007, he was Vice President, Business Development of Medco Health Solutions, Inc. (“Medco”). From August 2006 to October 2007, he was Senior Director, Business Development, of Medco. From June 2005 to July 2006, he served as Director, Corporate Development, of Avaya, Inc.

Mr. Falk has served as Executive Vice President, General Counsel and Corporate Secretary since May 2009. From April 2007 to May 2009, he served as Executive Vice President and General Counsel of the Healthcare Supply Chain Services segment. From March 2005 to April 2007, he served as Vice President and General Counsel of the Pharmaceutical Technologies and Services segment.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On August 31, 2009, each shareholder received 0.5 shares of CareFusion common stock for each of our Common Shares held on August 25, 2009, the record date for the Spin-Off. On August 31, 2010, the last trading day before the Spin-Off became effective, the closing price of our Common Shares, trading “regular way” (that is with an entitlement to shares of CareFusion common stock distributed in the Spin-Off), was $34.58. On September 1, 2009, the first trading day after the Spin-Off, the opening price of our Common Shares was $25.32 per share and the opening price of CareFusion stock was $19.65 per share. These stock prices were as reported on the New York Stock Exchange Composite Tape.

Our common shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of our common shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2010 and 2009, and from July 1, 2010 through the period ended on August 18, 2010. The stock prices listed in the table below for quarter-end prices prior to August 31, 2009 have not been adjusted for the impact of the Spin-Off.

	High	Low	Dividends
Fiscal 2009
Quarter Ended:
September 30, 2008	$56.34	$48.54	$0.140
December 31, 2008	50.50	28.38	0.140
March 31, 2009	39.53	28.59	0.140
June 30, 2009	36.95	29.81	0.175
Fiscal 2010
Quarter Ended:
September 30, 2009	$35.63	$24.97	$0.175
December 31, 2009	32.95	26.22	0.175
March 31, 2010	36.45	31.31	0.175
June 30, 2010	36.45	32.80	0.195
Fiscal 2011
Through August 18, 2010	$35.88	$30.94	$0.195

As of August 18, 2010 there were approximately 14,493 shareholders of record of the Common Shares.

We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 – 30, 2010	817	$35.68	0	$450,000,023
May 1 – 31, 2010	6,179	34.92	0	450,000,023
June 1 – 30, 2010	5,758,600	34.72	5,758,200	250,088,735

Total	5,765,596	$34.72	5,758,200	$250,088,735

(1)	Includes 129, 121 and 180 Common Shares purchased in April, May and June 2010, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 688, 6,058 and 220 restricted shares surrendered in April, May and June 2010, respectively, by employees upon vesting to meet tax withholding.
(2)	During the three months ended June 30, 2010, we repurchased approximately $200 million of our Common Shares under our existing $500 million share repurchase program announced on August 5, 2009. During July and August 2010, we repurchased an additional $250 million of our Common Shares completing the existing share repurchase program.

Performance Graph

The following line graph compares the cumulative total return of our Common Shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index and the Value Line Health Care Sector Index, an independently prepared index that includes more than 100 companies in the health care industry. The graph assumes, in each case, an initial investment of $100 on June 30, 2005, based on the market prices at the end of each fiscal year through and including June 30, 2010, and reinvestment of dividends (and taking into account the value of CareFusion shares distributed in the Spin-Off). The Value Line Health Care Index investment is weighted on the basis of market capitalization at the beginning of each fiscal year. The companies in the Value Line Health Care Index are referred to as the Peer Group in the line graph and accompanying chart.

June 30,	2005	2006	2007	2008	2009	2010
Cardinal Health, Inc.	100.00	112.18	123.89	91.28	55.00	86.17
Standard & Poors 500	100.00	108.63	131.00	113.81	83.98	96.10
Peer Group	100.00	104.00	116.53	105.89	91.08	100.30

Item 6:	Selected Financial Data

The consolidated financial data include all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At or for the Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006 (1)
	(In millions, except per common share amounts)
Earnings Data:
Revenue	$98,502.8	$95,991.5	$87,408.2	$84,220.4	$77,389.4
Earnings from continuing operations	587.0	758.2	847.2	532.1	825.7
Earnings from discontinued operations (2)	55.2	393.4	453.4	1,399.0	174.4

Net earnings	$642.2	$1,151.6	$1,300.6	$1,931.1	$1,000.1
Basic earnings per Common Share
Continuing operations	$1.64	$2.12	$2.37	$1.35	$1.96
Discontinued operations (2)	0.15	1.10	1.26	3.54	0.42

Net basic earnings per Common Share	$1.79	$3.22	$3.63	$4.89	$2.38
Diluted earnings per Common Share
Continuing operations	$1.62	$2.10	$2.33	$1.31	$1.93
Discontinued operations (2)	0.15	1.08	1.24	3.46	0.40

Net diluted earnings per Common Share	$1.77	$3.18	$3.57	$4.77	$2.33
Cash dividends declared per Common Share	0.720	0.595	0.500	0.390	0.270
Balance Sheet Data:
Total assets	$19,990.2	$25,118.8	$23,448.2	$23,153.8	$23,433.3
Long-term obligations, less current portion and other short-term borrowings	1,896.1	3,271.6	3,681.7	3,447.3	2,503.4
Shareholders’ equity (3)	5,276.1	8,724.7	7,747.5	7,376.9	8,490.7

(1)	During the first quarter of fiscal 2006, we adopted new accounting guidance regarding share-based compensation. Prior to this accounting guidance, we accounted for share-based awards under the intrinsic value method, and share-based compensation was included as pro forma disclosure within the notes to the financial statements.
(2)	On August 31, 2009, we separated the clinical and medical products businesses from our other businesses through a pro rata distribution to shareholders of 81% of the then outstanding common stock of CareFusion and met the criteria for classification of these businesses as discontinued operations. During the fourth quarter of fiscal 2009, we committed to plans to sell our United Kingdom-based Martindale injectable manufacturing business within our Pharmaceutical segment, and met the criteria for classification of this business as discontinued operations. During the second quarter of fiscal 2007, we committed to plans to sell our former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the segment, excluding the certain generic-focused businesses that were not sold, is referred to as the “PTS Business”) and met the criteria for classification as discontinued operations. During the first quarter of fiscal 2006, we decided to discontinue our sterile pharmaceutical manufacturing business in Humacao, Puerto Rico, and met the criteria for classification as discontinued operations. For additional information regarding discontinued operations, see Note 5 of “Notes to Consolidated Financial Statements.”
(3)	In the first quarter of fiscal 2008, we adopted new accounting guidance regarding the accounting for uncertainty in income taxes recognized in the financial statements. This accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adopting this accounting guidance was a $139.3 million reduction of retained earnings.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below refers to and should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K. Unless otherwise indicated, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are referring to our continuing operations.

Executive Overview

We are a $98.5 billion global company serving the healthcare industry with products and services that help hospitals, physician offices and pharmacies reduce costs, improve safety and productivity, and deliver better care to patients. We report our financial results in two segments: Pharmaceutical and Medical.

Our 2010 fiscal year was a significant transition year as we completed the spin-off of CareFusion, transitioned to a new management team, commenced a number of key programs to enhance and refocus our operations and responded to the challenging economic environment and uncertain healthcare industry landscape. During fiscal 2010, our Medical segment profit grew by 11 percent, while continuing to make key strategic investments. Our Pharmaceutical segment profit declined by 3 percent, primarily due to pricing changes on renewed customer contracts, the negative impact of actions we took to improve our strategic positioning, the negative impact from the year-over-year value of generic launches and a severe supply shortage in nuclear pharmacy. These items were largely offset by our execution on major programs and disciplined cost controls.

Our cash and equivalents balance was $2.8 billion at June 30, 2010, compared to $1.2 billion at June 30, 2009. The increase was primarily derived from net cash provided by operating activities of $2.0 billion as a result of earnings and very successful working capital management in fiscal 2010.

We plan to continue to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to create shareholder value. This includes reinvesting in the business; during fiscal 2010 we made capital expenditures totaling $260 million, with the majority being in the area of information technology projects. We may seek to complement our internal capabilities or scale with acquisitions, such as the acquisition of Healthcare Solutions Holding, LLC (“P4 Healthcare”) that we recently completed during early fiscal 2011. During fiscal 2010, we paid quarterly dividends of $0.175 per share, or $0.70 per share on an annualized basis. On May 5, 2010, the board of directors approved an 11 percent increase in the quarterly dividend beginning in July 2010. In fiscal 2010 we also repurchased $250 million of shares (of which $20 million cash settled in July 2010).

Trends

As we enter fiscal 2011, we expect low single-digit growth in the primary markets that we serve. Actual revenue growth realized in our two segments may vary from market trends based on customer gains and losses, product and customer sales mix shifts, and growth of the specific customers that we serve.

Our gross margin has been relatively flat over the past three years and decreased as a percentage of revenues primarily as a result of competitive pressures. We began a number of business programs to improve gross margin and increase the sales of higher margin products, which had some success in fiscal 2010. Going forward, our gross margin could be influenced by the rates of growth in our key markets, product and customer sales mix, competitive pricing intensity, sourcing activity, the rate and value of generic pharmaceutical launches, and price changes for our products, including generic and branded pharmaceutical price appreciation or deflation.

Our Pharmaceutical segment’s nuclear pharmacy services business dispenses several products prepared using a particular radioisotope. At the present time, it is difficult to acquire sufficient quantities of that radioisotope from third party suppliers because of a continued and prolonged shortage of a critical raw material used to derive that radioisotope from two nuclear reactors, which are experiencing prolonged downtimes. Based on information obtained from parties involved with the two affected nuclear reactors, we anticipate the supply of raw material to normalize in the first half of fiscal 2011.

Within the Medical segment, variability in the cost of raw materials such as oil, oil-related and other commodities can have a significant impact on the cost of products sold. In fiscal 2011, we anticipate a negative year-over-year impact from higher commodity prices.

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Health Reform Acts”). The Health Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. Although we expect expansion of access to health insurance to increase the demand for our products and services, the overall effect of the provisions of the Health Reform Acts on us is uncertain and could be adverse. The Health Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. We could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for pharmaceuticals, medical devices or healthcare services. In addition, beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3% of the price for which the manufacturer sells its medical devices. We manufacture and sell medical devices that will be subject to this tax.

Acquisitions and Divestitures

In July 2010, subsequent to the end of fiscal 2010, we completed the acquisition of P4 Healthcare for a cash payment of $517 million. The acquisition agreement also includes earn-out payments of up to $150 million over the next three years. With this acquisition, we plan to expand our presence in specialty pharmaceutical services and distribution. P4 Healthcare’s results will be reported within our Pharmaceutical segment.

We consider acquisitions to expand our role as a provider of services and innovative products to the healthcare industry, especially those that complement our existing operations and provide opportunities for us to develop synergies with, and strengthen, the acquired business. There can be no assurance, however, that we will be able to successfully take advantage of any such opportunity if and when it arises or consummate any such transaction, if pursued. As additional transactions are pursued or consummated, we would incur additional acquisition related charges, and may need to enter into funding arrangements for such acquisitions. There can be no assurance that the integration efforts associated with any such transaction will be successful.

During the fourth quarter of fiscal 2010, we sold our United Kingdom-based Martindale injectable manufacturing business (“Martindale”) for $141 million.

Spin-Off of CareFusion Corporation

On August 31, 2009, we separated the clinical and medical products businesses from our other businesses through a pro rata distribution to shareholders of approximately 81% of the then outstanding shares of CareFusion common stock (the “Spin-Off”). We retained certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses that were previously part of our clinical and medical products business. As explained elsewhere in this Form 10-K, the Spin-Off had a significant impact on our results of operations and financial condition.

During fiscal 2010, we sold approximately 10.9 million shares of the 41.4 million shares of CareFusion common stock that we held immediately after the Spin-Off for $271 million, which resulted in a gross pre-tax realized gain of approximately $45 million. As of June 30, 2010, our ownership of approximately 30.5 million shares of CareFusion common stock had an estimated fair value of $692 million. Under the private letter ruling from the IRS relating to the Spin-Off, we must dispose of the CareFusion shares as soon as practicable after the Spin-Off and consistent with our reasons for retaining the shares, but no later than August 31, 2014. CareFusion has registered the CareFusion stock we own with the SEC, although we may sell the stock under an exemption from registration.

The net assets of CareFusion are presented separately as assets from businesses held for sale and discontinued operations and its operating results are presented within discontinued operations for all reporting periods through the date of the Spin-Off.

Our Continuing Relationship with CareFusion

On July 22, 2009, we entered into a separation agreement with CareFusion to effect the Spin-Off and provide a framework for our relationship with CareFusion after the Spin-Off. In addition, on August 31, 2009, we entered into a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements with CareFusion. These agreements, including the separation agreement, provide for the allocation of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-Off and govern certain relationships between CareFusion and us after the Spin-Off.

Pursuant to our transition services agreement with CareFusion, for fiscal 2010 we recognized approximately $99 million in transition service fee income which approximately offsets the costs associated with providing the transition services. Additionally, during fiscal 2010 we purchased $606 million of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between CareFusion and us.

Under the tax matters agreement in connection with the Spin-Off, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. As of June 30, 2010, we have a $245 million indemnification receivable on our balance sheet related to this item.

Results of Operations

Revenue

	Change		Revenue
	2010	2009	2010	2009	2008
Pharmaceutical	2%	11%	$89,789.9	$87,862.9	$79,498.3
Medical	7%	3%	8,750.1	8,159.3	7,916.7
Corporate	N.M.	N.M.	(37.2)	(30.7)	(6.8)

Consolidated revenue	3%	10%	$98,502.8	$95,991.5	$87,408.2

Fiscal 2010 Compared to Fiscal 2009

Pharmaceutical segment

Pharmaceutical segment revenue was positively impacted by pharmaceutical price appreciation and increased volume from existing customers (a combined impact of $3.4 billion), partially offset by losses of customers in excess of gains ($1.3 billion).

Revenue from non-bulk customers was $45.8 billion, $44.1 billion and $42.2 billion for fiscal 2010, 2009 and 2008, respectively. Revenue from bulk customers was $44.0 billion, $43.7 billion and $37.3 billion for fiscal 2010, 2009 and 2008, respectively. See Item 1: Business for more information about bulk and non-bulk customers.

Medical segment

Medical segment revenue was positively impacted by increased volume from existing hospital, laboratory and ambulatory care customers ($462 million), driven partially by strong demand for flu-related products. Also positively impacting revenue were new products ($74 million) and the favorable impact of foreign exchange ($55 million). In addition, in connection with the Spin-Off, we recognized previously deferred inter-company revenue for sales to CareFusion of $51 million (prior to the Spin-Off, we deferred revenue for products sold to CareFusion businesses until the products were sold to the end customers). Losses of existing customers in excess of gains from new customers reduced revenue by $200 million.

Fiscal 2009 Compared to Fiscal 2008

Pharmaceutical segment

Pharmaceutical segment revenue was positively impacted by pharmaceutical price appreciation and increased volume from existing customers (a combined impact of $7.8 billion). Revenue was negatively impacted by lost customer revenue from the DEA’s suspensions of licenses to distribute controlled substances held by three of our distribution centers and because of enhanced controlled substance anti-diversion efforts that we undertook. We resumed controlled substance distributions from distribution centers that were impacted by the license suspensions during the second quarter of fiscal 2009.

Medical segment

Medical segment revenue was positively impacted by increased volume from existing hospital, laboratory and ambulatory care customers ($386 million). Revenue was negatively impacted by foreign exchange ($88 million).

Cost of Products Sold

Consistent with the increases in revenue, our cost of products sold increased $2.5 billion, or 3%, during fiscal 2010 and increased by $8.6 billion, or 10%, during fiscal 2009.

Gross Margin

	Change		Gross Margin
	2010	2009	2010	2009	2008
Gross margin	1%	(1)%	$3,780.7	$3,747.5	$3,777.1

Fiscal 2010 Compared to Fiscal 2009

Pharmaceutical segment

Gross margin decreased $65 million as a result of the factors listed below.

•	Pricing changes on renewed customer contracts (exclusive of the related volume impact) decreased gross margin by $103 million.

•

In fiscal 2009, Medicine Shoppe offered an alternative franchise model to its franchisees to position the franchise system for future growth. This transformation adversely impacted gross margin by $65 million; however, this was partially offset by efficiencies gained within SG&A.

•

Increased branded margin (exclusive of the related volume impact) had a positive impact on gross margin of $38 million despite the adverse timing impact of the transition of a significant vendor relationship to a distribution service agreement. Several factors can influence branded margin, including: our service level performance under distribution service agreements; our inventory level and mix; and the magnitude and timing of pharmaceutical price appreciation.

•	Sales volume growth in pharmaceutical distribution had a positive impact of $22 million.

•

Within nuclear pharmacy, for fiscal 2010, the negative impact of the isotope supply shortage was largely offset by the use of alternative isotopes and the favorable impact of cost of materials savings from conversion to generic products. However, there was a negative impact in the second half of the year due to the severe shortages we experienced during that period.

•	The favorable impact of various generic pharmaceutical product programs in pharmaceutical distribution was partially offset by lower generic margins due to timing and value of new generic launches.

Medical segment

Gross margin increased $95 million as a result of the factors listed below.

•	Increased sales volume resulted in a $67 million increase in gross margin.

•	Decreased cost of oil, oil-related and other commodities favorably impacted gross margin by $36 million.

Fiscal 2009 Compared to Fiscal 2008

Pharmaceutical segment

Gross margin increased by $48 million as a result of the factors listed below.

•	Pricing changes on renewed customer contracts (exclusive of the related volume impact) decreased gross margin by $132 million.

•	Higher sales volume, mainly as a result of growth in pharmaceutical distribution, increased gross margin by $122 million.

•	Timing of new generic pharmaceutical launches resulted in higher generic margins of $69 million.

Medical segment

Gross margin decreased $69 million as a result of the factors listed below.

•	The higher cost of oil, oil-related and other commodities decreased gross margin by $34 million.

•	The negative impact of foreign exchange impacted gross margin by $32 million.

Distribution, Selling, General and Administrative Expenses (“SG&A”)

	Change		SG&A
	2010	2009	2010	2009	2008
SG&A	3%	—%	$2,408.0	$2,333.5	$2,340.6

Fiscal 2010 Compared to Fiscal 2009

Increased SG&A during fiscal 2010 was primarily due to an increase in our management incentive compensation. In fiscal 2010, we had incentive compensation accruals that were $46 million above plan due to better than expected consolidated performance compared with incentive compensation accruals that were $36 million below plan in fiscal 2009. In addition, we incurred increased spending on strategic projects ($51 million). SG&A expense growth was significantly mitigated by cost control measures instituted in fiscal 2009 and reduced bad debt expense ($25 million). Included within SG&A were $11 million and $5 million of costs related to the Spin-Off for fiscal 2010 and 2009, respectively.

Fiscal 2009 Compared to Fiscal 2008

Cost control programs enabled us to decrease SG&A expenses in fiscal 2009 by $7 million even though we incurred higher bad debt expense ($38 million). The increased bad debt expense was due to poor economic conditions affecting certain customers and four regional chain customers of our Pharmaceutical segment filing for bankruptcy.

Segment Profit and Operating Earnings

	Change		Segment Profit and Operating Earnings
	2010	2009	2010	2009	2008
Pharmaceutical	(3)%	1%	$1,001.8	$1,035.7	$1,022.4
Medical	11%	(6)%	427.7	384.9	411.3

Total Segment Profit	1%	(1)%	1,429.5	1,420.6	1,433.7
Corporate	N.M.	N.M.	(122.6)	(133.2)	(41.3)

Consolidated Operating Earnings	2%	(8)%	$1,306.9	$1,287.4	$1,392.4

Segment Profit

We evaluate the performance of the individual segments based upon, among other things, segment profit, which is segment revenue less segment cost of products sold less segment SG&A expenses. We do not allocate restructuring and employee severance, acquisition related costs, impairments and (gain)/loss on sale of assets, litigation (credits)/charges, net, certain investment and other spending to our segments. These costs are retained at Corporate. Investment spending generally includes the first year spend for certain projects which require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects which will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. In addition, Spin-Off costs included within SG&A are not allocated to our segments.

Pharmaceutical segment

The principal drivers for the decrease during fiscal 2010 were pricing changes on renewed customer contracts, fewer significant generic pharmaceutical launches than the prior year and the Medicine Shoppe franchise transformation. The decline in segment profit was partially offset by contributions from our generic programs, disciplined cost controls and solid branded margin growth.

The principal drivers for the increase during fiscal 2009 were increased volume and contributions from new generic launches. The increase was partially offset by pricing changes on renewed customer contracts, the impact from anti-diversion activities and bad debt expense.

Segment profits from sales to bulk customers as a percentage of Pharmaceutical segment profit were 11%, 17% and 15% in fiscal 2010, 2009 and 2008. The decrease from fiscal 2009 to fiscal 2010 was due to pricing changes on renewed bulk customer contracts.

Medical segment

The principal drivers for the increase during fiscal 2010 were growth in sales to certain existing customers and decreased cost of raw materials associated with commodity price movements. Segment profit growth was partially dampened from increased spending on strategic projects.

The decrease during fiscal 2009 was primarily due to increased cost of raw materials associated with commodity price movements and the negative impact of foreign exchange.

Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A discussed above, operating earnings were impacted by the following:

	2010	2009	2008
Restructuring and Employee Severance	$90.7	$104.7	$55.3
Acquisition Related Costs	8.4	2.8	2.6
Impairments and (Gain)/Loss on Sale of Assets	29.1	13.9	(33.3)
Litigation (Credits)/Charges, Net	(62.4)	5.2	19.5

Fiscal 2010

•

Restructuring and employee severance: Fiscal 2010 restructuring and employee severance charges included $65 million of costs arising from the Spin-Off, including approximately $19 million of costs related to the retirement of our former Chairman and Chief Executive Officer. We expect to incur additional costs associated with existing restructuring activities—primarily arising from the Spin-Off—totaling approximately $15 million.

•

Impairments and (gain)/loss on sale of assets: We recognized an impairment charge of $18 million related to the write-down of SpecialtyScripts, a business within our Pharmaceutical segment. We completed the sale of SpecialtyScripts during the third quarter of fiscal 2010.

•

Litigation (credits)/charges, net: We received income of $41 million resulting from settlement of a class action antitrust claim alleging that a defendant branded pharmaceutical manufacturer took improper actions to delay the entry of a generic version of a branded pharmaceutical. In addition, we received $26 million of income for insurance proceeds released from escrow after litigation against certain directors and officers was resolved.

Fiscal 2009

•

Restructuring and employee severance: During fiscal 2009, restructuring and employee severance primarily related to the Spin-Off ($74 million) and realignment of our segment operating structure ($16 million).

Fiscal 2008

•

Restructuring and employee severance: During fiscal 2008, restructuring and employee severance primarily related to the relocation of our medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to our corporate headquarters in Dublin ($28 million) and realignment of our business operations ($10 million).

•	Impairments and (gain)/loss on sale of assets: During fiscal 2008, we divested an investment within our Pharmaceutical segment and recognized a $23 million gain.

•

Litigation (credits)/charges, net: We recognized litigation charges totaling $74 million due to the resolution of the DEA license suspensions ($34 million) and other matters. These charges were offset by $58 million of income related to the settlement of several derivative actions against certain directors and officers.

Earnings Before Income Taxes and Discontinued Operations

In addition to items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Change		Earnings Before Income Taxes and Discontinued Operations
	2010	2009	2010	2009	2008
Other (income)/expense, net	N.M.	N.M.	$(13.5)	$13.2	$(38.8)
Interest expense, net	(1)%	(16)%	113.5	114.4	136.1
Loss on extinguishment of debt	N.M.	N.M.	39.9	0.0	0.0
Gain on sale of CareFusion common stock	N.M.	N.M.	(44.6)	0.0	0.0

Fiscal 2010 Compared to Fiscal 2009

•

Other (income)/expense, net: Other (income)/expense, net is favorable compared to fiscal 2009 primarily due to income of $6 million related to the performance of our deferred compensation plan assets versus a $12 million expense in fiscal 2009. The income and expense related to the performance of the deferred compensation plan assets is offset within SG&A. Other (income)/expense, net was also favorably impacted by foreign exchange ($16 million).

•

Loss on extinguishment of debt: On September 24, 2009, we completed a debt tender for up to $1.2 billion of certain outstanding debt securities, ultimately purchasing more than $1.1 billion. The offer was funded by a $1.4 billion cash distribution received from CareFusion immediately prior to the Spin-Off. In connection with the debt tender, we incurred a pre-tax loss for the early retirement of debt of approximately $40 million, which included an early tender premium of $66 million, the write-off of $5 million of unamortized debt issuance costs, and an offsetting $32 million fair value adjustment to the debt related to previously terminated interest rate swaps.

•	Gain on sale of CareFusion common stock: We recognized $45 million of income related to realized gains from the sale of shares of CareFusion common stock.

Fiscal 2009 Compared to Fiscal 2008

•	Other (income)/expense, net: Other (income)/expense, net was unfavorable compared to fiscal 2008 primarily due to the impact of foreign exchange.

•	Interest expense, net: The decrease in interest expense, net was due to the favorable impact of interest rate swaps on fixed rate debt.

Provision for Income Taxes

Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and discrete items. A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows for fiscal 2010, 2009 and 2008 (see Note 9 of “Notes to Consolidated Financial Statements” for a detailed disclosure of the effective tax rate reconciliation):

	Fiscal Year Ended June 30,
	2010	2009	2008
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.7	1.8	4.4
Foreign tax rate differential	(2.0)	(3.8)	(7.2)
Unremitted foreign earnings and capital gain from repatriation	13.9	0.0	3.7
Valuation allowances	(2.3)	(3.1)	(3.7)
Other	2.3	4.7	2.4

Effective income tax rate	51.6%	34.6%	34.6%

Fiscal 2010 Compared to Fiscal 2009

The effective tax rate was unfavorably impacted by a charge of $168 million, or 13.9 percentage points, attributable to earnings no longer indefinitely invested offshore. The fiscal 2010 effective tax rate was also unfavorably impacted by 1.8 percentage points due to changes in our business mix which resulted in a higher percentage of our pretax income being generated in the U.S. than in lower tax rate international jurisdictions. A favorable audit settlement with a state taxing authority in fiscal 2009 (see below) also unfavorably impacted the year-over-year comparison of the effective tax rate.

Fiscal 2009 Compared to Fiscal 2008

The effective tax rate was unfavorably impacted by 3.4 percentage points due to changes in our business mix which resulted in a higher percentage of our pretax income being generated in the U.S than in lower tax rate international jurisdictions. The effective tax rate was favorably impacted by 1.4 percentage points due to an audit settlement with a state taxing authority. In addition, the effective tax rate was favorably impacted by 3.1 percentage points due to the release of a valuation allowance on a deferred tax asset established for a capital loss carryforward.

Ongoing Audits

The IRS currently has ongoing audits of fiscal years 2001 through 2007. We have received proposed adjustments from the IRS related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $598 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $462 million of the total amount. We disagree with these proposed adjustments and intend to vigorously contest them, but we believe our reserves for these matters are adequate.

Earnings from Discontinued Operations

Earnings from discontinued operations were $55 million for fiscal 2010. CareFusion operating results are included within earnings from discontinued operations for all periods through the date of the Spin-Off. Earnings from discontinued operations, net of tax, decreased by $60 million during fiscal 2009 primarily because CareFusion’s earnings declined—in large part because hospitals deferred capital spending. See Note 5 in the “Notes to Consolidated Financial Statements” for additional information on discontinued operations.

Liquidity and Capital Resources

We currently believe that, based upon available capital resources (cash on hand and ownership of shares of CareFusion common stock), projected operating cash flow, and access to committed credit facilities, we have adequate access to capital resources to fund working capital needs, currently anticipated capital expenditures, business growth and expansion, contractual obligations, current and projected debt service requirements, dividends and share repurchases. In the first quarter of fiscal 2011, we acquired P4 Healthcare using cash on hand. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need supplemental funding.

Capital Resources

Cash and Equivalents

Our cash and equivalents balance was $2.8 billion at June 30, 2010, compared to $1.2 billion at June 30, 2009. The increase was primarily derived from net cash provided by operating activities of $2.0 billion. Net cash provided by operating activities is primarily driven by net earnings and changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable, and payments to vendors during the regular course of business.

We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO) to evaluate our working capital performance. DSO is calculated as trade receivables, net divided by average daily revenue during the last month of the reporting period. DIOH is calculated as inventories divided by average daily cost of products sold and chargeback billings during the last quarter of the reporting period. DPO is calculated as accounts payable divided by average daily cost of products sold and chargeback billings during the last quarter of the reporting period. Chargeback billings are the difference between a product’s wholesale acquisition cost and the contract price established between the vendors and the end customer.

	Fiscal Year Ended June 30,
	2010	2009	2008
Days sales outstanding	18.6	19.1	19.6
Days inventory on hand	21.5	23.1	24.1
Days payable outstanding	32.1	30.5	31.1

Focused efforts to manage customer accounts and reduce delinquency rates have led to improved DSO. The significant improvement in DIOH was largely due to enhanced efficiency in our supply chain operations to reduce inventory requirements. The change in DPO during fiscal 2010 was largely driven by a change in payable terms with a supplier in our Pharmaceutical segment.

During fiscal 2010, we deployed $260 million on capital expenditures, $253 million on dividends and $230 million on share repurchases (an additional $20 million repurchased during fiscal 2010 settled during fiscal 2011) as part of our balanced capital deployment strategy. During fiscal 2010, we received $271 million in proceeds from sale of CareFusion common stock and $154 million from the divestitures of our Martindale business in the United Kingdom and SpecialtyScripts. In addition, we completed a debt tender resulting in the purchase of more than $1.1 billion debt securities using cash of $1.4 billion distributed to us from CareFusion in connection with the Spin-Off.

During fiscal 2009, we deployed $421 million on capital expenditures, $301 million on repayment of long-term obligations and $200 million on dividends. During fiscal 2008, we deployed $1.2 billion on share repurchases, $189 million on capital expenditures and $173 million on dividends. Also during fiscal 2008, we received $300 million from the issuance of long-term obligations and $228 million from shares issued under our share-based compensation plans.

The cash and equivalents balance at the end of fiscal 2010 included $398 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax by taking intercompany loans. The previously disclosed cash held by our foreign subsidiaries does not include intercompany loans of $844 million and $237 million from our foreign entities which are currently planned to be repaid by fiscal 2013 and fiscal 2020, respectively.

The net cash provided by discontinued operations for fiscal 2010 of $1.4 billion primarily reflected permanent financing obtained by CareFusion prior to the Spin-Off offset by $90 million cash funding provided by us to CareFusion pursuant to the Spin-Off separation agreement. Net cash provided by/(used in) discontinued operations for fiscal 2009 and 2008 of $341 million and ($224) million, respectively, primarily related to the earnings and changes in working capital for CareFusion.

Ownership of Shares of CareFusion Common Stock

During fiscal 2010, we sold approximately 10.9 million shares of the 41.4 million shares of CareFusion common stock that we held immediately after the Spin-Off, which resulted in cash proceeds of $271 million. As of June 30, 2010, our remaining 30.5 million shares of CareFusion common stock had an estimated fair value of $692 million. Under the private letter ruling from the IRS relating to the Spin-Off, we must dispose of the CareFusion shares as soon as practicable after the Spin-Off and consistent with our reasons for retaining the shares, but no later than August 31, 2014. CareFusion has registered the CareFusion stock owned by us with the SEC, although we may sell the stock under an exemption from registration.

Credit Facilities and Commercial Paper

Our sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at June 30, 2010. Our ability to access the commercial paper market is limited based on our current credit rating from Moody’s Investor Services.

Our revolving credit facility and receivables sales facility program require us to maintain a consolidated interest coverage ratio as of any fiscal quarter end of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2010, we were in compliance with these financial covenants.

Long-term Obligations

As of June 30, 2010, we had total long-term obligations of $2.1 billion compared to $3.6 billion at June 30, 2009. The decrease in long-term obligations was primarily driven by the debt tender completed in September 2009, resulting in the purchase of more than $1.1 billion debt securities. Additionally, in October 2009, we repaid our $350 million floating rate notes that had reached their maturity.

During fiscal 2009, we repaid $150 million of 6.25% notes that had reached their maturity and we also repaid $149 million for the preferred debt securities.

Capital Expenditures

Capital expenditures during fiscal 2010, 2009 and 2008 of $260 million, $421 million and $189 million, respectively, primarily related to information technology projects and investments to improve the efficiency of our distribution facilities. Fiscal 2009 capital expenditures included $151 million to repurchase assets under an operating lease arrangement.

We expect capital expenditures in fiscal 2011 to be generally in line with the level of spending in fiscal 2010. We anticipate that we will be able to fund these expenditures through cash provided by operating activities. Fiscal 2011 capital expenditures will be largely focused on information technology projects.

Dividends

During fiscal 2010, we paid quarterly dividends of $0.175 per share, or $0.70 per share on an annualized basis. On May 5, 2010, our board of directors approved an 11 percent increase in the quarterly dividend to $0.195 per share, or $0.78 per share on an annualized basis, payable on July 15, 2010 to shareholders of record on July 1, 2010. On August 4, 2010, our board of directors approved our 104th consecutive regular quarterly dividend.

Share Repurchases

During fiscal 2010, we repurchased $250 million of our Common Shares, of which $20 million cash settled in July 2010. During July and August 2010, we repurchased an additional $250 million of our Common Shares which completes share repurchases under our current Board authorization. We funded the repurchases through available cash.

During fiscal 2009, we did not repurchase any of our Common Shares. During fiscal 2008, we repurchased approximately $1.1 billion of our Common Shares. A portion of the after-tax net proceeds of approximately $3.1 billion from the sale of our PTS Business were used to repurchase shares during the first quarter of fiscal 2008.

Interest Rate and Currency Risk Management

We use foreign currency forward contracts, interest rate swaps and commodity swaps to manage our exposure to cash flow variability. We also use foreign currency forward contracts to protect the value of our existing foreign currency assets and liabilities and interest rate swaps to protect the value of our debt. See Item 7A below as well as Notes 1 and 12 of “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives as well as foreign currency, interest rate and commodity exposures.

Contractual Obligations

As of June 30, 2010, our contractual obligations, including estimated payments due by period, are as follows:

(in millions)	2011	2012-2013	2014-2015	Thereafter	Total
On Balance Sheet:
Long-term debt (1)	$232.4	$517.5	$530.9	$843.1	$2,123.9
Interest on long-term debt	103.0	185.7	160.4	183.4	632.5
Capital lease obligations (2)	1.6	3.3	1.2	—	6.1
Other long-term liabilities (3)	9.2	0.7	1.1	—	11.0
Unsettled share repurchases	19.8	—	—	—	19.8
Off-Balance Sheet:
Operating leases (4)	65.8	93.5	35.9	26.2	221.4
Purchase obligations (5)	172.5	82.2	1.2	0.4	256.3

Total contractual obligations	$604.3	$882.9	$730.7	$1,053.1	$3,271.0

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations described below. See Note 8 in “Notes to Consolidated Financial Statements” for further information.

(2)	Represents maturities of our capital lease obligations included within long-term debt on our consolidated balance sheet and the related estimated future interest payments.
(3)	Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits and deferred taxes, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 9 of “Notes to Consolidated Financial Statements” for further discussion of income taxes.
(4)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 10 of “Notes to Consolidated Financial Statements.”
(5)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources—Capital Resources” above and Note 18 in “Notes to Consolidated Financial Statements,” which is incorporated herein by reference, for a discussion of off-balance sheet arrangements.

Recent Financial Accounting Standards

See Note 1 in “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Critical Accounting Policies and Sensitive Accounting Estimates

Critical accounting policies are those accounting policies that (i) can have a significant impact on the presentation of our financial condition and results of operations for continuing operations and (ii) require use of complex and subjective estimates based upon past experience and management’s judgment. Other companies applying reasonable judgment to the same facts and circumstances could develop different estimates. Because our estimates are inherently uncertain, actual results may differ. In this section, we describe the policies applied in preparing our consolidated financial statements that management believes are the most dependent on estimates and assumptions. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

Allowance for Doubtful Accounts

Trade receivables—amounts owed to us through our operating activities—are presented net of an allowance for doubtful accounts. We also provide financing to various customers. Such financing arrangements range from 90 days to 10 years at interest rates that generally are subject to fluctuation. Financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables are recorded net of an allowance for doubtful accounts and are included in other assets. We must use judgment when deciding whether to extend credit and when calculating the required allowance for doubtful accounts.

The allowance for doubtful accounts includes portfolio and specific reserves. We determine the appropriate allowance by reviewing accounts receivable aging, industry trends, customer financial strength and credit standing, historical write-off trends and payment history. We also regularly evaluate how changes in economic conditions may affect credit risks.

Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if appropriate. We may adjust the allowance for doubtful accounts if changes in customers’ financial condition or general economic conditions make defaults more frequent or severe.

The following table gives information regarding the allowance for doubtful accounts over the past three fiscal years.

Fiscal year ended June 30,	Allowance for doubtful accounts (in millions)	Allowance as a percentage of customer receivables	Allowance as a percentage of revenue	Reduction to allowance for customer deductions and write-offs (in millions)	Addition to Allowance (in millions)
2010	$140.1	2.6%	0.14%	$8.5	$26.8
2009	$117.6	2.2%	0.12%	$48.3	$51.4
2008	$113.9	2.5%	0.13%	$19.4	$19.9

A hypothetical 0.1% increase or decrease in the reserve as a percentage of trade receivables, sales-type leases and finance notes receivables at June 30, 2010, would result in an increase or decrease in bad debt expense of approximately $5.3 million.

We believe the reserve maintained and expenses recorded in fiscal 2010 are appropriate. At this time, we are not aware of any analytical findings or customer issues that might lead to a significant future increase in the allowance for doubtful accounts as a percentage of net revenue.

Inventories

A substantial portion of inventories (73% at June 30, 2010, and 74% at June 30, 2009) is stated at the lower of cost, using the LIFO (“last in, first out”) method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment. The LIFO impact on the consolidated statements of earnings in a given year depends on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals tend to rise, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals tend to decline, which results in a decrease in cost of products sold.

The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. Using LIFO, if branded pharmaceutical inventory levels decline, the result generally will be a decrease in future cost of products sold: prices for branded pharmaceuticals tend to rise over time, so our older inventory is held at a lower cost. Conversely, if generic pharmaceutical inventory levels decline, future cost of products sold generally will increase: prices for generic pharmaceuticals tend to decline over time, so our older inventory is held at a higher cost. We believe that the average cost method of inventory valuation reasonably approximates the current cost of replacing inventory within the Pharmaceutical distribution facilities. Accordingly, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2010 and 2009, we did not record any LIFO reserve reductions.

The remaining inventory is stated at the lower of cost, using the FIFO (“first in, first out”) method, or market.

If we had used the average cost method of inventory valuation for all inventory within the Pharmaceutical distribution facilities, the value of inventories would not have changed in fiscal 2010 or fiscal 2009. In fact, primarily because prices for our generic pharmaceutical inventories have continued to decline, inventories at LIFO were $37.7 million and $34.9 million higher than the average cost value as of June 30, 2010, and 2009, respectively. However, we do not record inventories in excess of current market value.

Inventories recorded on the consolidated balance sheets are net of reserves for excess and obsolete inventory, which were $34.4 million at June 30, 2010, and $39.5 million at June 30, 2009. We determine reserves for inventory obsolescence based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required. However, these reserves are unlikely to have a material adverse impact on the consolidated financial statements.

Goodwill and Other Intangibles

Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives—primarily customer relationships and patents and trademarks—continue to be amortized over their useful lives. Impairment testing involves a comparison of estimated fair value to the respective carrying amount. If estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment which would be recorded as an expense to our results of operations.

Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. In fiscal 2010, we identified three reporting units: Pharmaceutical segment excluding our nuclear and pharmacy services division, Medical segment and nuclear and pharmacy services division. Fair values can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of income-based and market-based approaches. Under the market-based approach we determine fair value by comparing our reporting units to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income-approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. To further confirm the fair value, we compare our aggregate fair value of our reporting units to our market capitalization. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.

We performed annual impairment testing in fiscal 2010 and concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value. Due to the Spin-Off and reorganization of the reporting units, goodwill was also tested for impairment in the first quarter of fiscal 2010. Based on this analysis there was no impairment. We also performed annual impairment testing in fiscal 2009 and 2008 using similar fair value approaches; however, our market-based approach historically included a review of the price/earnings ratio for publicly traded companies that were similar in nature, scope and size to our reporting units to the extent available. Based on this analysis there was no impairment. See Note 6 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill and other intangible assets.

If we alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 1%, there still would not be any impairment indicated for any of our reporting units for fiscal 2010 or 2009.

Vendor Reserves

In the ordinary course of business, our vendors may dispute deductions or billings taken against payments otherwise due to them. These disputed transactions are researched and resolved based upon our policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the transaction types are relatively consistent, we periodically refine our estimate methodology by updating the reserve estimate percentages to reflect actual historical experience. Changes to the estimate percentages affect the cost of products sold in the period in which the change was made.

Vendor reserves were $26.8 million at June 30, 2010, and $53.6 million at June 30, 2009. Approximately 57% of the vendor reserve at June 30, 2010, pertained to the Pharmaceutical segment, compared to 80% at the end of fiscal 2009. The reserve balance will fluctuate due to variations of outstanding claims from period to period, timing of settlements, and specific vendor issues, such as bankruptcies.

The ultimate outcome of certain claims may be different than our original estimate and may require adjustment. We believe, however, that reserves recorded for such disputes are adequate based upon current facts and circumstances.

Provision for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the financial statements.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. The following table presents information about our tax position:

Year ended June 30,	Net deferred income tax assets (in millions)	Net deferred income tax liabilities (in billions)	Net loss and credit carryforwards included in net deferred income tax assets (in millions)	Net valuation allowance (in millions) against deferred tax assets (1)
2010	$578	$1.2	$197	$183
2009	$622	$1.8	$193	$152

(1)	This valuation allowance primarily relates to federal, state and international loss carryforwards for which the ultimate realization of future benefits is uncertain.

Expiring carryforwards and the required valuation allowances are adjusted annually. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described above.

We believe that our estimates for the valuation allowances against deferred tax assets and unrecognized tax benefits are appropriate based on current facts and circumstances. However, other companies applying reasonable judgment to the same facts and circumstances could develop different estimates. The amount we ultimately pay when matters are resolved may differ from the amounts accrued.

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement (see Note 1 of “Notes to Consolidated Financial Statements” for a detailed disclosure of the unrecognized tax benefits).

If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1% on earnings before income taxes and discontinued operations would have caused income tax expense to increase or decrease by $12.1 million for fiscal 2010.

Share-based Compensation

All share-based payments to employees, including grants of options, are recognized in the consolidated statements of earnings based on the grant date fair value of the award. The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

During 2010, we calculated separate option valuations for two separate groups of employees. During fiscal 2009 and 2008, we calculated separate option valuations for three separate groups of employees. The groups were determined using similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on implied volatility from traded options on our Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than our current estimates.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Our businesses are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity related changes. We maintain a comprehensive hedging program to manage volatility related to these market exposures which employs operational, economic, and derivative financial instruments in order to mitigate risk. See Notes 1 and 12 of “Notes to Consolidated Financial Statements” for further discussion regarding our use of derivative instruments.

Foreign Exchange Rate Sensitivity

By nature of our global operations, our businesses are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the Canadian dollar, European euro, Mexican peso, and Thai baht.

Transactional Exposure

Our businesses’ transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. As part of our risk management program, at the end of each fiscal year we perform a sensitivity analysis on our forecasted transactional exposure for the upcoming fiscal year. The fiscal 2010 and fiscal 2009 analyses utilize a currency portfolio model, encompassing both implied volatility and historical correlation to estimate the net potential gain or loss. These analyses included the estimated impact of our hedging program, which mitigates our businesses’ transactional exposure. At June 30, 2010 and 2009, we had hedged approximately 45% and 46%, respectively, of our businesses’ transactional exposures. The following table summarizes the analysis as it relates to our businesses’ transactional exposure (in millions):

	2010	2009
Net estimated transactional exposure	$318.9	$336.9
Sensitivity gain/loss	$35.3	$45.4
Estimated offsetting impact of hedges	(17.8)	(22.5)

Estimated net gain/loss	$17.5	$22.9

Translational Exposure

Our businesses also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, our functional currency. We perform a similar analysis as described above related to this translational exposure. We do not typically hedge any of our translational exposure and no hedging impact was included in our analysis at June 30, 2010 and 2009. The following table summarizes our businesses’ translational exposure and the impact of a hypothetical 10% strengthening or weakening in the U.S. dollar (in millions):

	2010	2009
Net estimated translational exposure	$35.3	$63.3
Sensitivity gain/loss	$3.5	$6.3

Interest Rate Sensitivity

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities to maintain liquidity and fund business operations. The nature and amount of our long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions and other factors. Our policy is to manage exposures to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. We utilize interest rate swap instruments to mitigate our exposure to interest rate movements.

As part of our risk management program, we annually perform a sensitivity analysis on our forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10% change in interest rates. At June 30, 2010 and 2009, the potential increase or decrease in interest expense under this analysis as a result of this hypothetical change was $0.3 million and $0.1 million, respectively.

Commodity Price Sensitivity

We purchase certain commodities for use in our manufacturing and distribution processes, which include latex, nitrile, diesel fuel and polypropylene, among others. We typically purchase these commodities at market prices, and as a result, are affected by price fluctuations. As part of our risk management program, we perform sensitivity analysis on our forecasted commodity exposure for the following fiscal year. At June 30, 2010 and 2009, we had hedged a portion of these commodity exposures (see Note 12 of “Notes to Consolidated Financial Statements” for further discussion). The table below summarizes our analysis of these forecasted commodity exposures and a hypothetical 10% fluctuation in commodity prices as of June 30, 2010 and 2009 (in millions):

	2010	2009
Estimated commodity exposure	$240.4	$117.8
Sensitivity gain/loss	$24.0	$11.8
Estimated offsetting impact of hedges	(1.2)	(1.0)

Estimated net gain/loss	$22.8	$10.8

We also have exposure to certain energy related commodities, including natural gas and electricity through our normal course of business. These exposures result primarily from operating our distribution, manufacturing, and corporate facilities. In certain deregulated markets, we from time to time enter into long-term purchase contracts to supply these items at a specific price.

Item 8:	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of Cardinal Health, Inc.

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with the U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Columbus, Ohio

August 26, 2010

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended June 30,
	2010	2009	2008
	(In millions, except per common share amounts)
Revenue	$98,502.8	$95,991.5	$87,408.2
Cost of products sold	94,722.1	92,244.0	83,631.1

Gross margin	3,780.7	3,747.5	3,777.1
Operating expenses
Distribution, selling, general and administrative expenses	2,408.0	2,333.5	2,340.6
Restructuring and employee severance	90.7	104.7	55.3
Acquisition related costs	8.4	2.8	2.6
Impairments and (gain)/loss on sale of assets	29.1	13.9	(33.3)
Litigation (credits)/charges, net	(62.4)	5.2	19.5

Operating earnings	1,306.9	1,287.4	1,392.4
Other (income)/expense, net	(13.5)	13.2	(38.8)
Interest expense, net	113.5	114.4	136.1
Loss on extinguishment of debt	39.9	0.0	0.0
Gain on sale of CareFusion common stock	(44.6)	0.0	0.0

Earnings before income taxes and discontinued operations	1,211.6	1,159.8	1,295.1
Provision for income taxes	624.6	401.6	447.9

Earnings from continuing operations	587.0	758.2	847.2
Earnings from discontinued operations, net of tax	55.2	393.4	453.4

Net earnings	$642.2	$1,151.6	$1,300.6

Basic earnings per Common Share:
Continuing operations	$1.64	$2.12	$2.37
Discontinued operations	0.15	1.10	1.26

Net basic earnings per Common Share	$1.79	$3.22	$3.63

Diluted earnings per Common Share:
Continuing operations	$1.62	$2.10	$2.33
Discontinued operations	0.15	1.08	1.24

Net diluted earnings per Common Share	$1.77	$3.18	$3.57

Weighted average number of Common Shares outstanding:
Basic	358.8	357.6	358.2
Diluted	361.4	361.5	364.0

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$2,755.3	$1,221.6
Trade receivables, net	5,170.6	5,214.9
Inventories	6,355.9	6,832.8
Prepaid expenses and other	637.1	523.0
Assets from businesses held for sale and discontinued operations	0.0	7,189.4

Total current assets	14,918.9	20,981.7

Property and equipment, at cost:
Land, buildings and improvements	1,121.5	1,110.8
Machinery and equipment	1,868.8	1,777.8
Furniture and fixtures	103.4	112.7

Total property and equipment, at cost	3,093.7	3,001.3
Accumulated depreciation and amortization	(1,624.9)	(1,536.8)

Property and equipment, net	1,468.8	1,464.5
Other assets:
Investment in CareFusion	691.5	0.0
Goodwill and other intangibles, net	2,253.2	2,266.9
Other	657.8	405.7

Total assets	$19,990.2	$25,118.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$233.2	$366.2
Accounts payable	9,494.9	9,041.9
Other accrued liabilities	1,809.5	1,496.2
Liabilities from businesses held for sale and discontinued operations	0.0	1,370.9

Total current liabilities	11,537.6	12,275.2

Long-term obligations, less current portion	1,896.1	3,271.6
Deferred income taxes and other liabilities	1,280.4	847.3
Shareholders’ equity:
Preferred Shares, without par value: Authorized—0.5 million shares, Issued—none	0.0	0.0
Common Shares, without par value: Authorized—755.0 million shares, Issued—363.6 million shares and 363.7 million shares at June 30, 2010 and 2009, respectively	2,889.9	3,031.6
Retained earnings	2,647.2	5,953.9
Common Shares in treasury, at cost: 7.2 million shares and 3.7 million shares at June 30, 2010 and 2009, respectively	(331.0)	(343.0)
Accumulated other comprehensive income	70.0	82.2

Total shareholders’ equity	5,276.1	8,724.7

Total liabilities and shareholders’ equity	$19,990.2	$25,118.8

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares					Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares Issued	Amount	Retained Earnings	Treasury Shares
				Shares	Amount
	(In millions)
BALANCE JUNE 30, 2007	493.0	$3,931.3	$11,539.9	(124.9)	$(8,215.3)	$121.0	$7,376.9
Comprehensive income:
Net earnings			1,300.6				1,300.6
Foreign currency translation adjustments						93.2	93.2
Unrealized loss on derivatives, net of tax						(5.3)	(5.3)
Net change in minimum pension liability, net of tax						1.9	1.9

Total comprehensive income							1,390.4
Impact of adopting income tax guidance (see Note 9)			(139.3)				(139.3)
Employee stock plans activity, including tax benefits of $42.1 million	(0.3)	97.8		6.1	293.2		391.0
Treasury shares acquired				(16.8)	(1,091.6)		(1,091.6)
Retirement of treasury shares	(128.0)	(1,027.9)	(7,505.1)	128.0	8,533.0		0.0
Dividends declared			(179.9)				(179.9)

BALANCE JUNE 30, 2008	364.7	3,001.2	5,016.2	(7.6)	(480.7)	210.8	7,747.5
Comprehensive income:
Net earnings			1,151.6				1,151.6
Foreign currency translation adjustments						(122.5)	(122.5)
Unrealized loss on derivatives, net of tax						(0.8)	(0.8)
Net change in pension liability, net of tax						(5.3)	(5.3)

Total comprehensive income							1,023.0
Employee stock plans activity, including tax expense of $2.9 million	(1.0)	30.4		3.9	137.7		168.1
Dividends declared			(213.9)				(213.9)

BALANCE JUNE 30, 2009	363.7	3,031.6	5,953.9	(3.7)	(343.0)	82.2	8,724.7
Comprehensive income:
Net earnings			642.2				642.2
Foreign currency translation adjustments						(97.2)	(97.2)
Unrealized gain on derivatives, net of tax						23.8	23.8
Unrealized gain on investment in CareFusion, net of tax						61.2	61.2

Total comprehensive income							630.0
Employee stock plans activity, including tax expense of $16.1 million	(0.1)	(141.7)		3.9	261.9		120.2
Treasury shares acquired				(7.4)	(249.9)		(249.9)
Dividends declared			(259.5)				(259.5)
Non-cash dividend issued in connection with Spin-off			(3,689.4)				(3,689.4)

BALANCE JUNE 30, 2010	363.6	$2,889.9	$2,647.2	(7.2)	$(331.0)	$70.0	$5,276.1

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2010	2009	2008
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$642.2	$1,151.6	$1,300.6
Earnings from discontinued operations	(55.2)	(393.4)	(453.4)

Earnings from continuing operations	587.0	758.2	847.2
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	254.4	225.8	220.0
Loss on extinguishment of debt	39.9	0.0	0.0
Gain on sale of CareFusion common stock	(44.6)	0.0	0.0
Impairments and (gain)/loss on sale of assets	29.1	13.9	(32.7)
Share-based compensation	99.5	109.9	107.9
Provision for deferred income taxes	120.2	149.4	(36.9)
Provision for bad debts	26.8	51.4	19.9
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	20.6	(713.6)	(296.1)
Decrease/(increase) in inventories	477.4	(431.2)	634.3
Increase/(decrease) in accounts payable	451.0	768.1	(848.2)
Other accrued liabilities and operating items, net	(74.6)	19.3	388.5

Net cash provided by operating activities—continuing operations	1,986.7	951.2	1,003.9
Net cash provided by operating activities—discontinued operations	147.4	472.7	537.8

Net cash provided by operating activities	2,134.1	1,423.9	1,541.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from divestitures	154.1	123.3	49.1
Acquisition of subsidiaries, net of cash acquired	(32.0)	(128.6)	(4.7)
Net additions to property and equipment	(255.8)	(408.3)	(155.8)
Proceeds from sale of CareFusion common stock	270.7	0.0	0.0
Sale of investment securities available for sale	0.0	0.0	132.0

Net cash provided by/(used in) investing activities—continuing operations	137.0	(413.6)	20.6
Net cash used in investing activities—discontinued operations	(9.9)	(129.3)	(747.0)

Net cash provided by/(used in) investing activities	127.1	(542.9)	(726.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term obligations	(1,485.5)	(301.4)	(3.9)
Proceeds from long-term obligations, net of issuance costs	0.0	0.0	300.3
Proceeds from issuance of Common Shares	40.0	39.2	227.9
Tax proceeds/(disbursements) from exercises of stock options	(16.1)	(2.9)	42.1
Payment of premiums for debt extinguishment	(66.4)	0.0	0.0
Dividends on Common Shares	(253.1)	(200.4)	(173.1)
Purchase of treasury shares	(230.2)	0.0	(1,181.6)

Net cash used in financing activities—continuing operations	(2,011.3)	(465.5)	(788.3)
Net cash provided by/(used in) financing activities—discontinued operations	1,283.8	(2.7)	(14.9)

Net cash used in financing activities	(727.5)	(468.2)	(803.2)

NET INCREASE IN CASH AND EQUIVALENTS	1,533.7	412.8	12.1
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	1,221.6	808.8	796.7

CASH AND EQUIVALENTS AT END OF YEAR	$2,755.3	$1,221.6	$808.8

SUPPLEMENTAL INFORMATION:
Cash payments for:
Interest	$158.4	$201.8	$239.8
Income taxes	$513.7	$429.3	$116.0
Non-cash investing and financing transactions for:
Retained investment in CareFusion at date of Spin-Off	$863.1	$0.0	$0.0
Non-cash dividend in connection with Spin-Off	$3,689.4	$0.0	$0.0

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a global healthcare solutions company providing products and services that help hospitals, physician offices, pharmacies and other healthcare providers reduce costs, improve safety and productivity, and deliver better care to patients. References to “we”, “our” and similar pronouns in these consolidated financial statements shall be deemed to be references to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.

Our fiscal year ends on June 30. References to fiscal 2010, 2009 and 2008 in these consolidated financial statements shall be deemed to be references to the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Spin-Off of CareFusion Corporation. Effective August 31, 2009, we completed the distribution to our shareholders of 81% of the then outstanding common stock of CareFusion Corporation (“CareFusion”) and retained the remaining 41.4 million shares of CareFusion common stock (the “Spin-Off”). Under the requirements of the Private Letter Ruling obtained from the Internal Revenue Service, we are required to dispose of the retained shares of CareFusion common stock within five years of the Spin-Off. During fiscal 2010, we disposed of 10.9 million shares of CareFusion common stock. Refer to Note 7 for additional information regarding our investment in CareFusion. While we are a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and other commercial agreements, we have determined that we have no significant continuing involvement in the operations of CareFusion. Accordingly, the net assets of CareFusion are presented separately in these consolidated financial statements as assets from businesses held for sale and discontinued operations and the operating results of CareFusion are presented within discontinued operations for all periods presented through the date of the Spin-Off.

For fiscal 2009, we had three reportable segments—Healthcare Supply Chain Services, Clinical and Medical Products and All Other. Effective July 1, 2009, we changed our reportable segments to: Pharmaceutical, Medical and CareFusion. The Pharmaceutical segment encompasses the businesses previously within the Healthcare Supply Chain Services segment that distributed pharmaceutical, radiopharmaceutical and over-the-counter healthcare products as well as the businesses previously within the All Other segment. The Medical segment encompasses the remaining businesses within the Healthcare Supply Chain Services segment as well as certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses previously within the Clinical and Medical Products segment. The CareFusion segment encompasses the businesses previously within the Clinical and Medical Products segment excluding the above-referenced surgical and exam gloves, surgical drapes and apparel and fluid management businesses and includes all businesses included in the Spin-Off.

In connection with the Spin-Off, we reorganized our reportable segments into two segments: Pharmaceutical and Medical. See Note 16 for information about these segments.

Our Relationship with CareFusion. On July 22, 2009, we entered into a separation agreement with CareFusion to effect the Spin-Off and provide a framework for our relationship with CareFusion after the Spin-Off. In addition, on August 31, 2009, we entered into a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements with CareFusion. These agreements, including the separation agreement, between CareFusion and us provide for allocation of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-Off and govern certain relationships between CareFusion and us after the Spin-Off.

Pursuant to the transition services agreement, during fiscal 2010, we recognized $99.2 million in transition service fee income, which approximately offsets the costs associated with providing the transition services. Additionally, during fiscal 2010 we purchased $605.6 million of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between CareFusion and us.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. As of June 30, 2010, we have a $244.6 million indemnification receivable on our balance sheet related to this item.

Basis of Presentation. Our consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany transactions and amounts have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. The results of businesses acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal.

Use of Estimates. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairment, vendor reserves, share-based compensation, and income taxes. Actual amounts could ultimately differ from these estimated amounts.

Cash Equivalents. We consider all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Receivables. Trade receivables are primarily comprised of amounts owed to us through our distribution businesses and are presented net of an allowance for doubtful accounts of $131.4 million and $111.8 million at June 30, 2010 and 2009, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customer’s service fees or higher prices if an account is considered past due. We continuously monitor past due accounts and establish appropriate reserves to cover potential losses. We will write-off any amounts deemed uncollectible against the established allowance for doubtful accounts.

We provide financing to various customers. Such financing arrangements range from 90 days to 10 years, at interest rates that generally are subject to fluctuation. Interest income on these accounts is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $109.9 million (current portion $20.9 million) and $54.0 million (current portion $26.8 million) at June 30, 2010 and 2009, respectively, and are included in other assets (current portion is included in prepaid expenses and other). Finance notes receivable are reported net of an allowance for doubtful accounts of $8.3 million and $5.2 million at June 30, 2010 and 2009, respectively.

Concentrations of Credit Risk and Major Customers. We maintain cash depository accounts with major banks throughout the world and invest in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and we have not incurred any related losses.

Our trade receivables, lease receivables, and finance notes and accrued interest receivables are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the healthcare industry. Such credit risk is limited, however, due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Such losses historically have been within our expectations.

The following table summarizes all of our customers that individually account for at least 10% of revenue and their corresponding percent of gross trade receivables. The customers in the table below are serviced through our Pharmaceutical segment.

	Percent of Revenue			Percent of Gross Trade Receivables at June 30,
	2010	2009	2008	2010	2009
Walgreen Co.	24%	24%	20%	32%	36%
CVS Caremark Corporation	22%	21%	23%	21%	21%

Certain of our businesses have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members.

The following table summarizes the revenue that was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P., our two largest GPO relationships in terms of revenue:

	Percent of Revenue
	2010	2009	2008
GPO members	15%	15%	15%

Our trade receivable balances are with individual members of the GPO and therefore no significant concentration of credit risk exists with these types of arrangements.

Inventories. A substantial portion of our inventories (73% at June 30, 2010 and 74% June 30, 2009) are valued at the lower of cost, using the LIFO method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“Distribution facilities”) and are primarily merchandise inventories. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the Distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2010 and 2009, we did not record any LIFO reserve reductions.

If we had used the average cost method of inventory valuation for all inventory within the Distribution facilities, inventories would not have changed in fiscal 2010 or fiscal 2009. In fact, primarily due to continued generic pharmaceutical deflation, inventories valued at LIFO were $37.7 million and $34.9 million higher than the average cost value as of June 30, 2010 and 2009, respectively. Our policy, however, is not to record inventories in excess of replacement cost.

Our remaining inventory is primarily stated at the lower of cost, using the FIFO method, or market.

Inventories presented on the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $34.4 million and $39.5 million at June 30, 2010 and 2009, respectively. We reserve for inventory obsolescence using estimates based on historical experiences, sales trends, specific categories of inventory and age of on-hand inventory.

Cash Discounts. Manufacturer cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold when the related inventory is sold.

Property and Equipment. Property and equipment are carried at cost less accumulated depreciation. Property and equipment held for sale are recorded at the lower of cost or fair value less cost to sell. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. We use the following range of useful lives for our property and equipment categories: buildings and improvements—1 to 50 years; machinery and equipment—2 to 20 years; furniture and fixtures—3 to 10 years.

The following table shows depreciation expense for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Depreciation expense	$233.4	$206.9	$201.6

When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted average interest rate on long-term obligations, which was 5.5% at June 30, 2010. The amount of capitalized interest was immaterial for all fiscal years presented.

Goodwill and Other Intangibles. Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives—primarily customer relationships and patents and trademarks—continue to be amortized over their useful lives. Impairment testing involves a comparison of estimated fair value to the respective carrying amount. If estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, which would be recorded as an expense to our results of operations.

Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. In fiscal 2010, we identified three reporting units: Pharmaceutical segment excluding our nuclear and pharmacy services division, Medical segment and nuclear and pharmacy services division. Fair values can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of income-based and market-based approaches. Under the market-based approach we determine fair value by comparing our reporting units to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income-approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. To further confirm the fair value, we compare the aggregate fair value of our reporting units to our market capitalization. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.

We performed annual impairment testing in fiscal 2010 and concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value. Due to the Spin-Off and reorganization of the reporting units, goodwill was also tested for impairment in the first quarter of fiscal 2010. Based on this analysis there was no impairment. We also performed annual impairment testing in fiscal 2009 and 2008 and determined there was no impairment. See Note 6 for additional information regarding goodwill and other intangible assets.

Income Taxes. We account for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested.

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Accounting for Vendor Reserves. In the ordinary course of business, our vendors may dispute deductions or billings taken against payments otherwise due to them. These disputed transactions are researched and resolved based upon our policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the transaction types are relatively consistent, we periodically refine our estimate methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require adjustment. All adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period to period, timing of settlements, and specific vendor issues, such as bankruptcies. The following table summarizes vendor reserves at June 30, 2010 and 2009:

	June 30,
(in millions)	2010	2009
Vendor reserves	$26.8	$53.6

Accounting for Vendor Incentives. Fees for services and other incentives received from vendors, relating to the purchase or distribution of inventory, are generally reported as a reduction of cost of products sold in the consolidated statements of earnings. We consider these fees and other incentives to represent product discounts and, as a result, the amounts are recorded as a reduction of product cost and are recognized through cost of products sold upon sale of the related inventory.

Other Accrued Liabilities. Other accrued liabilities represent various current obligations including certain accrued operating expenses and taxes payable.

Share-Based Compensation. All share-based compensation to employees, including grants of stock options, is recognized in the consolidated statement of earnings based on the grant date fair value of the award. The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

The compensation expense recognized for all share-based awards is net of estimated forfeitures and is recognized ratably over the service period of the award. We classify share-based compensation expense within distribution, selling, general and administrative (“SG&A”) expenses to correspond with the same line item as the majority of the cash compensation paid to employees. However, certain share-based compensation incurred in connection with the Spin-Off is classified within restructuring and employee severance. See Note 17 for additional information regarding share-based compensation.

Dividends. The following table summarizes the cash dividends per Common Share that we paid for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Cash dividends per Common Share	$0.70	$0.56	$0.48

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Pharmaceutical. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise.

Revenue within this segment includes revenue from bulk customers. Substantially all deliveries to bulk customers consist of product shipped in the same form that we received from the manufacturer. Bulk customers have the ability to process large quantities of products in central locations and distribute these products to their individual retail stores or facilities. Revenue from bulk customers is recognized when title transfers to the customer and we have no further obligation to provide services related to such merchandise.

Revenue for deliveries that are directly shipped to customer warehouses from the manufacturer whereby we act as an intermediary in the ordering and delivery of products is recorded gross in accordance with accounting standards addressing reporting revenue on a gross basis as a principal versus on a net basis as an agent. This revenue is recorded on a gross basis since we incur credit risk from the customer, bear the risk of loss for incomplete shipments and do not receive a separate fee or commission for the transaction and, as such, are the primary obligor.

Radiopharmaceutical revenue is recognized upon delivery of the product to the customer. Service-related revenue, including fees received for analytical services or sales and marketing services, is recognized upon the completion of such services.

Pharmacy management, third-party logistics and other service revenue is recognized as the services are rendered according to the contracts established. A fee is charged under such contracts through a capitation fee, a dispensing fee, a monthly management fee or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by us not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated earn franchise and origination fees. Franchise fees represent monthly fees that are either fixed or based upon franchisees’ sales and are recognized as revenue when they are earned.

Medical. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. Revenue from the sale of medical products and supplies is recognized when title and risk of loss transfers to its customers, which is typically upon delivery.

Multiple Segments or Business Units. Arrangements involving multiple segments or business units containing no software or software that is incidental to the functionality of the product or service are accounted for as revenue arrangements with multiple deliverables. If the deliverable meets the criterion of a separate unit of accounting, revenue is allocated to each element based upon its relative fair value and recognized in accordance with the applicable revenue recognition criteria for each element.

Sales Returns and Allowances. Revenue is recorded net of sales returns and allowances. We recognize sales returns as a reduction of revenue and cost of products sold for the sales price and cost, respectively, when products are returned. Our customer return policies generally require that the product be physically returned, subject to restocking fees, and only allow customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit (“merchantable product”). Product returns are generally consistent throughout the year, and typically are not specific to any particular product or customer. Amounts recorded in revenue and cost of products sold under this accounting policy closely approximate what would have been recorded had we accrued for sales returns and allowances at the time of the sale transaction.

The following table summarizes sales returns and allowances for the fiscal years ended June 30, 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Sales returns and allowances	$1,516.2	$1,391.4	$1,191.5

Since we generally do not accept non-merchantable product returns from our customers, many of our customers return non-merchantable pharmaceutical products to our vendors via third-parties. Generally, our customers do not have a direct relationship with our vendors and, as such, our vendors pass the value of the returns to us (usually in the form of an accounts payable deduction). We in turn pass the value received, less an administrative fee, to our customer. In certain instances, we pass the estimated value of the return to our customer prior to processing the deduction with our vendors. Although in general we believe we have satisfactory contractual protections, we could be subject to allegations of liability from customers or vendors if our administration of this overall process was deficient in some significant respect. In certain situations, we have maintained reserves for such allegations based on their nature and our historical experience with their resolution. Those reserves were not significant in fiscal 2010, 2009 or 2008.

Distribution Service Agreement and Other Vendor Fees. Our Pharmaceutical segment recognizes fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendor’s inventory when those fees have been earned and we are entitled to payment. We recognize the fees as a reduction in the carrying value of the inventory that generated the fees and, as such, the fees are recognized as a reduction of cost of products sold in our statements of earnings when that inventory is sold.

Shipping and Handling. Shipping and handling costs are included in SG&A expenses in our consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer.

The following table summarizes shipping and handling costs for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Shipping and handling costs	$293.5	$289.7	$270.0

Shipping and handling revenue received was immaterial for all periods presented.

Translation of Foreign Currencies. Financial statements of our subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in shareholders’ equity through other comprehensive income utilizing period-end exchange rates. Revenues and expenses of these foreign subsidiaries are translated using average exchange rates during the year.

The following table summarizes the foreign currency translation gains/(losses) recognized in accumulated other comprehensive income at June 30, 2010 and 2009:

	June 30,
(in millions)	2010	2009
Foreign currency translation (gains)/losses	$(1.0)	$96.2

Foreign currency transaction gains and losses, calculated by utilizing weighted average exchange rates for the period, are included in the consolidated statements of earnings in other (income)/expense, net, and were immaterial for fiscal 2010, 2009 and 2008, respectively.

Interest Rate and Currency Risk Management. All derivative instruments are recognized at fair value on the balance sheet and all changes in fair value are recognized in net earnings or shareholders’ equity through other comprehensive income, net of tax.

We use forward currency exchange contracts and interest rate swaps to manage our exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs and to the interest rate changes on borrowing costs. These contracts are designated as cash flow hedges.

We also use interest rate swaps to hedge changes in the value of fixed rate debt due to variations in interest rates. Both the derivative instruments and underlying debt are adjusted to fair value through interest expense at the end of each period. We use foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. The remeasurement adjustments for any foreign currency denominated assets or liabilities are included in other (income)/expense, net. The remeasurement adjustment is offset by the foreign currency forward contract settlements which are also classified in other (income)/expense, net. These interest rate swaps are designated as fair value hedges. The foreign currency forward contracts are designated as economic hedges.

Certain derivative contracts are adjusted to current market values each period and qualify for hedge accounting. Periodic gains and losses of contracts designated as cash flow hedges are deferred in accumulated other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in net earnings as an adjustment to the carrying amounts of underlying transactions in the period in which these transactions are recognized. For those contracts designated as fair value hedges, resulting gains or losses are recognized in net earnings offsetting the exposures of underlying transactions.

Our policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized in net earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction was no longer probable to occur, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings. Additional disclosure related to our hedging contracts is provided in Note 12.

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

Recent Financial Accounting Standards. In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This guidance is effective for fiscal years beginning after November 15, 2009. As a result of this new guidance, we have determined that our committed receivables sales facility will not qualify as an off-balance sheet arrangement beginning in fiscal 2011. At June 30, 2010, we had no amounts outstanding under this facility.

In June 2009, the FASB issued new accounting guidance regarding the consolidation of variable interest entities. This guidance improves the financial reporting by enterprises involved with variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this new accounting guidance to have a material impact on our financial position or results of operations.

In January 2010, the FASB issued new disclosure guidance regarding fair value measurements. This guidance improves the transparency of disclosures about the use of fair value measurements in financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of certain disclosure requirements regarding gross changes in Level 3 measurements, which are not effective until fiscal years beginning after December 15, 2010. We adopted this new disclosure guidance in the third quarter of fiscal 2010 and have included the required additional disclosures in this Form 10-K.

2.	ACQUISITIONS

Fiscal 2010. During fiscal 2010, we completed an acquisition that individually was not significant. The aggregate purchase price of this acquisition, which was paid in cash, was $32.0 million, including the assumption of $1.9 million of liabilities. The consolidated financial statements include the results of operations from this business combination from the date of the acquisition. Had the transaction occurred at the beginning of fiscal 2009, consolidated results of operations would not have differed materially from reported results.

Fiscal 2009. During fiscal 2009, we completed an acquisition that individually was not significant. The aggregate purchase price of this acquisition, which was paid in cash, was $128.6 million including potential maximum contingent payments of $14.0 million. Assumed liabilities of this acquired business were $102.1 million. The consolidated financial statements include the results of operations from this business combination from the date of acquisition. Had the transaction occurred at the beginning of fiscal 2008, consolidated results of operations would not have differed materially from reported results.

Fiscal 2008. On May 12, 2008, we completed the acquisition of assets of privately held Enturia Inc. (“Enturia”), a Leawood, Kansas-based manufacturer of products and services directed at the infection prevention markets. The purchase price of the acquisition, which was paid in cash, was $490.0 million, including the assumption of $14.2 million of liabilities, which included $5.1 million of debt.

The valuation of the acquired assets and liabilities resulted in goodwill of $327.8 million and identifiable intangible assets of $129.4 million. We identified and valued intangible assets related to trade names and trademarks, developed technology and customer relationships. The detail by category is as follows.

Category	Amount (in millions)	Average Life (Years)
Trade names and trademarks	$19.1	10
Developed technology	25.3	10
Customer relationships	85.0	10

Total intangible assets acquired	$129.4

During fiscal 2008, we recorded a charge of $17.7 million related to the write-off of estimated in-process research and development costs (“IPR&D”) associated with the Enturia acquisition. The portion of the purchase price allocated to IPR&D in fiscal 2008 represented our preliminary estimate of the fair value of the research and development projects in-process at the time of the acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately expensed as acquisition related costs at the acquisition date.

In connection with the Spin-Off, Enturia was transferred to CareFusion and has been reclassified to discontinued operations for all periods through the date of the Spin-Off.

In addition, during fiscal 2008, we completed other acquisitions that individually were not significant. The aggregate purchase price of these acquisitions, which was paid in cash, was $35.3 million, including the assumption of $5.6 million of liabilities. In connection with the Spin-Off, $30.6 million of the total cash paid has been reclassified to net cash used in investing activities—discontinued operations. The consolidated financial statements include the results of operations from each of these business combinations from the date of acquisition. Had the transactions occurred at the beginning of fiscal 2007, consolidated results of operations would not have differed materially from reported results. In connection with the Spin-Off, some of these businesses have also been reclassified to discontinued operations for all periods through the date of the Spin-Off.

Acquisition Related Costs

We classify costs incurred in connection with acquisitions as acquisition related costs. These costs consist primarily of transaction costs, integration costs and changes in the fair value of contingent payments (earn-outs). Acquisition transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Integration activities are costs incurred to combine the operations of an acquired enterprise into our operations.

3.	RESTRUCTURING AND EMPLOYEE SEVERANCE

Restructuring Policy

We consider restructuring activities as programs whereby we fundamentally change our operations such as closing facilities, moving manufacturing of a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. A liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit, which is recognized over its future service period.

Restructuring and Employee Severance

The following table summarizes activity related to our restructuring and employee severance costs during fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Employee related costs (1)	$32.9	$33.8	$30.0
Facility exit and other costs (2)	57.8	70.9	25.3

Total restructuring and employee severance	$90.7	$104.7	$55.3

(1)	Employee-Related Costs. These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility Exit and Other Costs. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

Restructuring and employee severance for fiscal 2010, 2009 and 2008 included costs related to the following significant projects:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Spin-Off (1)	$64.5	$73.8	$0.0
Segment Realignment (2)	2.0	15.7	0.2
Medical Headquarters Relocation (3)	0.1	1.0	28.3

(1)

During fiscal 2009 and fiscal 2010, we incurred restructuring expenses related to the Spin-Off consisting of employee-related costs, share-based compensation, costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems and other one-time transaction related costs. See Note 17 for further information regarding share-based compensation incurred in connection with the Spin-Off. Also included within these costs is $18.6 million of costs related to the retirement of our former Chairman and Chief Executive Officer upon completion of the Spin-Off.

(2)	During fiscal 2009, we consolidated our businesses into two primary operating and reportable segments to reduce costs and align resources with the needs of each segment (“Segment Realignment”). In connection with the Spin-Off, these reportable segments have since been reorganized. Refer to Notes 1 and 16 for additional information regarding our current reportable segments.
(3)	In April 2007, we announced a plan to move our medical products distribution headquarters and certain corporate functions from Waukegan, Illinois to our corporate headquarters in Dublin, Ohio.

In addition to the significant restructuring programs discussed above, from time to time we incur costs to implement smaller restructuring efforts for specific operations within our segments. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing and distribution operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

We estimate that we will incur additional costs in future periods associated with currently anticipated restructuring activities totaling $14.5 million. These additional costs are primarily associated with the Spin-Off.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activity related to liabilities associated with our restructuring and employee severance activities during fiscal 2010, 2009 and 2008:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2007	$14.1	$1.8	$15.9
Additions	30.0	25.3	55.3
Payments and other adjustments	(21.6)	(26.7)	(48.3)

Balance at June 30, 2008	22.5	0.4	22.9
Additions	33.8	70.9	104.7
Payments and other adjustments	(43.1)	(59.0)	(102.1)

Balance at June 30, 2009	13.2	12.3	25.5
Additions	32.9	57.8	90.7
Payments and other adjustments	(36.9)	(62.7)	(99.6)

Balance at June 30, 2010	$9.2	$7.4	$16.6

4.	IMPAIRMENTS AND (GAIN)/LOSS ON SALE OF ASSETS

During fiscal 2010, we recognized an $18.1 million impairment charge related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to net expected fair value less costs to sell. See Note 5 for further information regarding the sale of SpecialtyScripts.

During fiscal 2008, we recognized a $23.3 million gain from a divestiture within the Pharmaceutical segment.

5.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

CareFusion

Effective August 31, 2009, we completed the distribution to our shareholders of 81% of the then outstanding common stock of CareFusion. Our retained investment in CareFusion common stock does not provide us the ability to influence the operating or financial policies of CareFusion and accordingly does not constitute significant continuing involvement. We are required under the separation agreement to vote all of our CareFusion shares in proportion to the votes cast by CareFusion’s other shareholders. Furthermore, while we are a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements, we have determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within five years of the Spin-Off, and our investment in CareFusion common stock, do not constitute significant continuing involvement in the operations of CareFusion. Accordingly, the net assets of CareFusion are presented separately as discontinued operations and the operating results are presented within discontinued operations for all periods presented through the date of the Spin-Off.

The results of CareFusion included in discontinued operations for fiscal 2010, 2009 and 2008 are summarized as follows:

	Fiscal Year Ended June 30,
(in millions)	2010 (1)	2009	2008
Revenue	$592.1	$3,520.9	$3,567.3
Earnings before income taxes	43.7	507.2	627.0
Income tax expense	(28.7)	(122.6)	(178.2)
Earnings from discontinued operations	15.0	384.6	448.8

(1)	Reflects the results of CareFusion through August 31, 2009, the effective date of the Spin-Off.

Interest expense was allocated to historical periods considering the debt issued by CareFusion in connection with the Spin-Off and our overall debt balance. In addition, a portion of the corporate costs previously allocated to CareFusion have been reclassified to the remaining two segments.

The following table summarizes the interest expense allocated to discontinued operations for CareFusion during fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Interest expense allocated to CareFusion	$12.8	$75.2	$84.1

There were no assets and liabilities from businesses held for sale for CareFusion at June 30, 2010. At June 30, 2009, the major components of assets and liabilities from businesses held for sale for CareFusion were as follows:

(in millions)	June 30, 2009
Current assets	$1,832.0
Property and equipment	408.5
Other assets	4,774.2

Total assets	$7,014.7

Current liabilities	$469.2
Long-term debt and other	875.4

Total liabilities	$1,344.6

Cash flows from discontinued operations are presented separately on the consolidated statements of cash flows.

Other

During the fourth quarter of fiscal 2007, we sold our businesses within the former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the “PTS Business”). See Note 7 of the “Notes to Consolidated Financial Statements” from the Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Form 10-K”) for information regarding the sale of the PTS Business. We incurred minor amounts of activity related to the PTS Business during fiscal 2009 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments.

During the fourth quarter of fiscal 2009, we committed to plans to sell the United Kingdom-based Martindale injectable manufacturing business (“Martindale”) within our Pharmaceutical segment, and Martindale met the criteria for classification as discontinued operations in the financial statements. During the fourth quarter of fiscal 2010, we completed the sale of Martindale resulting in a pre-tax gain of $36.3 million. Accordingly, the net assets of Martindale are presented separately as discontinued operations and the operating results of Martindale are presented within discontinued operations for all periods presented through the date of sale.

During the fourth quarter of fiscal 2009, we also committed to plans to sell SpecialtyScripts within our Pharmaceutical segment, and SpecialtyScripts met the criteria for classification as held for sale in our financial statements. During the third quarter of fiscal 2010, we completed the sale of SpecialtyScripts. Accordingly, the net assets of this business are presented separately as assets held for sale on our consolidated balance sheet through the date of sale. The results of SpecialtyScripts are reported within earnings from continuing operations on our consolidated statements of earnings through the date of sale because it did not satisfy the criteria for classification as discontinued operations. Additionally, the net assets held for sale of SpecialtyScripts were recorded at the net expected fair value less costs to sell, as this amount was lower than its net carrying value.

The results of the PTS Business and Martindale included in discontinued operations for fiscal 2010, 2009 and 2008 are summarized as follows:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Revenue	$99.1	$100.5	$115.9
Earnings before income taxes	47.0	17.4	44.3
Income tax expense	(6.8)	(8.6)	(39.7)
Earnings from discontinued operations	40.2	8.8	4.6

There were no assets and liabilities from businesses held for sale for PTS Business, Martindale or SpecialtyScripts at June 30, 2010. At June 30, 2009, the major components of assets and liabilities from businesses held for sale related to the PTS Business, Martindale and SpecialtyScripts were as follows:

(in millions)	June 30, 2009
Current assets	$74.2
Property and equipment	19.3
Other assets	81.2

Total assets	$174.7

Current liabilities	$16.5
Long-term debt and other	9.8

Total liabilities	$26.3

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, for the two years ended June 30, 2010:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2008	$1,258.1	$971.2	$2,229.3
Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other	(15.8)	(7.5)	(23.3)
Goodwill related to the divestiture or closure of businesses and assets held for sale	(9.5)	0.0	(9.5)

Balance at June 30, 2009	1,232.8	963.7	2,196.5
Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other	17.4	(6.7)	10.7
Goodwill related to the divestiture or closure of businesses and assets held for sale	(1.8)	0.0	(1.8)

Balance at June 30, 2010	$1,248.4	$957.0	$2,205.4

The allocations of the purchase price related to certain small acquisitions are not yet finalized and are subject to adjustment as we complete the valuation analyses for these acquisitions.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from three to twenty years. The detail of other intangible assets by class for the two years ended June 30, 2010 is as follows:

(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Unamortized intangibles:
Trademarks and patents	$11.4	$0.0	$11.4

Total unamortized intangibles	11.4	0.0	11.4
Amortized intangibles:
Trademarks and patents	30.2	12.9	17.3
Non-compete agreements	3.9	2.5	1.4
Customer relationships	46.6	35.1	11.5
Other	66.2	37.4	28.8

Total amortized intangibles	146.9	87.9	59.0

Total intangibles	$158.3	$87.9	$70.4

June 30, 2010
Unamortized intangibles:
Trademarks and patents	$10.2	$0.0	$10.2

Total unamortized intangibles	10.2	0.0	10.2
Amortized intangibles:
Trademarks and patents	20.3	14.1	6.2
Non-compete agreements	3.8	2.8	1.0
Customer relationships	48.4	41.1	7.3
Other	47.2	24.1	23.1

Total amortized intangibles	119.7	82.1	37.6

Total intangibles	$129.9	$82.1	$47.8

There were no significant acquisitions of other intangible assets during the periods presented.

The following table summarizes amortization expense during fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Amortization expense	$11.2	$15.0	$12.0

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2011	2012	2013	2014	2015
Amortization expense	$10.8	$5.7	$3.3	$2.9	$2.6

7.	INVESTMENT IN CAREFUSION

The following table provides a summary of our investment in CareFusion, which is classified as available-for-sale, as of June 30, 2010:

	Available-for-Sale Securities
(in millions)	Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities (1)	$630.3	$61.2	$0.0	$691.5

Total	$630.3	$61.2	$0.0	$691.5

(1)	Equity securities consist of our remaining ownership of 30.5 million shares of the 41.4 million shares of CareFusion common stock that we held immediately after the Spin-Off. These securities are stated at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in fair value deemed to be other-than-temporary are recognized in net earnings immediately. During fiscal 2010, we disposed of 10.9 million shares of CareFusion common stock, resulting in cash proceeds of $270.7 million and a pre-tax realized gain of $44.6 million.
(2)	Represents our cost investment in the net book value of CareFusion’s assets immediately following the Spin-Off adjusted for the sale of securities during fiscal 2010.

8.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following as of June 30, 2010 and 2009:

	June 30,
(in millions)	2010	2009
4.00% Notes due 2015	$534.7	$523.8
5.50% Notes due 2013	305.1	300.0
5.65% Notes due 2012	216.1	317.1
5.80% Notes due 2016	308.9	526.4
5.85% Notes due 2017	158.0	500.0
6.00% Notes due 2017	213.1	350.4
6.75% Notes due 2011	218.7	494.6
7.80% Debentures due 2016	44.1	75.7
7.00% Debentures due 2026	124.5	192.0
Floating Rate Notes due 2009	0.0	350.0
Other obligations	6.1	7.8

Total	$2,129.3	$3,637.8
Less: current portion and other short-term borrowings	233.2	366.2

Long-term obligations, less current portion	$1,896.1	$3,271.6

The 4.00%, 5.50% 5.65%, 5.80%, 5.85%, 6.00% and 6.75% Notes and the Floating Rate Notes due 2009 represent unsecured obligations. The 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $9.5 billion.

On September 24, 2009, we completed a debt tender announced on August 27, 2009 for an aggregate purchase price, including an early tender premium but excluding accrued interest, fees and expenses, of $1.1 billion of the following series of debt securities: (i) 7.80% Debentures due October 15, 2016 of Allegiance Corporation; (ii) our 6.75% Notes due February 15, 2011; (iii) our 6.00% Notes due June 15, 2017; (iv) 7.00% Debentures due October 15, 2026 of Allegiance Corporation; (v) our 5.85% Notes due December 15, 2017; (vi) our 5.80% Notes due October 15, 2016; (vii) our 5.65% Notes due June 15, 2012; (viii) our 5.50% Notes due June 15, 2013; and (ix) our 4.00% Notes due June 15, 2015. In connection with the debt tender, we incurred a pre-tax loss for the early extinguishment of debt of approximately $39.9 million, which included an early tender premium of $66.4 million, the write-off of $5.3 million of unamortized debt issuance costs, and an offsetting $31.8 million fair value adjustment to the respective debt related to previously terminated interest rate swaps. The debt tender was completed using a portion of the $1.4 billion of cash distributed to us from CareFusion in connection with the Spin-Off.

In June 2008, we sold $300 million aggregate principal amount of fixed rate notes due 2013 (“the 2013 Notes”) in a registered offering. The 2013 Notes mature on June 15, 2013. Interest on the 2013 Notes accrues at 5.50% per year payable semi-annually. If we experience specific types of change of control and the notes are rated below investment grade by S&P, Moody’s, and Fitch, we will be required to offer to purchase the 2013 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. We used the proceeds to repay $150.0 million of 6.25% Notes due 2008 on July 15, 2008 and to repay $149.0 million of preferred debt securities on October 3, 2008.

In addition to cash and equivalents, at June 30, 2010 and 2009, our sources of liquidity included a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility. The revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes and remained unused at June 30, 2010 and 2009, except for $48.2 million and $70.2 million, respectively, of standby letters of credit. On April 16, 2009, in connection with the Spin-Off, we amended our $1.5 billion revolving credit facility to, among other things, replace a minimum net worth covenant with covenants that require us to maintain a consolidated interest coverage ratio as of the end of any fiscal quarter of at least 4-to-1 and to maintain a consolidated leverage ratio of no more than 3.25-to-1. The new covenants became effective upon Spin-Off. As of June 30, 2010, we were in compliance with these financial covenants.

We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $4.8 million and $48.9 million at June 30, 2010 and 2009, respectively. At June 30, 2009, $15.7 million was outstanding under uncommitted facilities, all of which related to CareFusion; there was no amount outstanding at June 30, 2010. The $6.1 million and $7.8 million balance of other obligations at June 30, 2010, and 2009, respectively, consisted primarily of additional notes, loans and capital leases.

Maturities of long-term obligations and other short-term borrowings for the next five fiscal years and thereafter are as follows:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Maturities of long-term obligations and other short-term borrowings	$233.2	$214.1	$306.8	$1.2	$530.9	$843.1	$2,129.3

9.	INCOME TAXES

Earnings before income taxes and discontinued operations are as follows for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
U.S. Operations	$979.6	$959.2	$894.0
Non-U.S. Operations	232.0	200.6	401.1

	$1,211.6	$1,159.8	$1,295.1

The provision for income taxes from continuing operations consists of the following for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Current:
Federal	$429.4	$192.2	$374.8
State and local	63.3	45.6	91.4
Non-U.S.	11.7	14.4	18.6

Total	504.4	252.2	484.8
Deferred:
Federal	103.0	125.0	(64.3)
State and local	18.2	23.0	36.0
Non-U.S.	(1.0)	1.4	(8.6)

Total	120.2	149.4	(36.9)

Total provision	$624.6	$401.6	$447.9

A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
	2010	2009	2008
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.7	1.8	4.4
Foreign tax rate differential	(2.0)	(3.8)	(7.2)
Nondeductible/nontaxable items	0.2	1.6	1.6
Deferred state tax rate adjustment	(0.5)	1.5	2.0
Capital gain from repatriation	0.0	0.0	3.7
Valuation allowances	(2.3)	(3.1)	(3.7)
Unremitted foreign earnings	13.9	0.0	0.0
Other	2.6	1.6	(1.2)

Effective income tax rate	51.6%	34.6%	34.6%

As of June 30, 2010 we had $2.0 billion of total undistributed earnings from non-U.S. subsidiaries of which $1.3 billion are intended to be permanently reinvested in non-U.S. operations. We recorded a charge of $168 million during fiscal 2010 to reflect the anticipated repatriation of certain foreign earnings. With respect to the earnings that are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

During fiscal 2008, we repatriated cash of $307.5 million from non-U.S. subsidiaries. As a result, we incurred taxable dividends of $14.4 million, nontaxable return of capital/currency gain of $161.3 million and taxable capital gain of $131.8 million. The taxable capital gain amount of $131.8 million was fully offset with a previously unrecognized capital loss carryforward, and foreign tax credits of $14.1 million were recognized related to the taxable dividends resulting in a net tax benefit of $4.1 million.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2010 and 2009 are as follows (in millions):

	June 30,
(in millions)	2010	2009
Deferred income tax assets:
Receivable basis difference	$43.5	$41.6
Accrued liabilities	132.1	174.2
Share-based compensation	112.6	118.2
Loss and tax credit carryforwards	206.1	202.4
Deferred tax assets related to uncertain tax positions	152.7	161.9
Other	113.2	75.3

Total deferred income tax assets	760.2	773.6
Valuation allowance for deferred income tax assets	(182.6)	(151.9)

Net deferred income tax assets	577.6	621.7

Deferred income tax liabilities:
Inventory basis differences	(878.7)	(824.2)
Property-related	(156.8)	(73.6)
Goodwill and other intangibles	(66.1)	(368.2)
Revenues on lease contracts	(2.5)	(497.1)
Unremitted foreign earnings	(142.0)	0.0
Other	(1.2)	(3.3)

Total deferred income tax liabilities	(1,247.3)	(1,766.4)

Net deferred income tax liabilities	$(669.7)	$(1,144.7)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2010 and 2009 (in millions):

	June 30,
	2010	2009
Current deferred tax asset (1)	$42.5	$6.6
Non current deferred tax asset (2)	3.5	15.3
Discontinued operations net deferred tax asset (3)	0.0	24.8
Current deferred tax liability (4)	(616.8)	(641.8)
Non current deferred tax asset (liability) (5)	(98.9)	16.4
Discontinued Operations net deferred tax liability (6)	(0.0)	(566.0)

Net deferred tax liability	$(669.7)	$(1,144.7)

(1)	Included in “Prepaid Expenses and Other.”
(2)	Included in “Other Assets.”
(3)	Included in “Assets from Business Held for Sale and Discontinued Operations.”
(4)	Included in “Other Accrued Liabilities.”
(5)	Included in “Deferred Income Taxes and Other Liabilities.”
(6)	Included in “Liabilities from Business Held for Sale and Discontinued Operations.”

At June 30, 2010, we had gross federal, state and international loss and credit carryforwards of $159.1 million, $538.9 million and $168.6 million, respectively, the tax effect of which is an aggregate deferred tax asset of $197.1 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. Approximately $142.7 million of the valuation allowance at June 30, 2010 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.

Effective July 1, 2007, we adopted new accounting guidance regarding the accounting for tax benefits from uncertain tax positions, resulting in a $139.3 million reduction of retained earnings. This accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We had $730.6 million and $848.8 million of unrecognized tax benefits at June 30, 2010 and June 30, 2009, respectively. Included in the June 30, 2010 and June 30, 2009 balances are $311.3 million and $610.9 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2010 and 2009 is as follows:

	June 30,
(in millions)	2010	2009	2008
Balance at beginning of fiscal year	$848.8	$762.9	$596.6
Additions for tax positions of the current year	43.1	64.5	83.3
Additions for tax positions of prior years	90.0	118.7	189.4
Reductions for tax positions of prior years	(240.0)	(54.3)	(75.6)
Settlements with tax authorities	(10.7)	(37.8)	(7.8)
Expiration of the statute of limitations	(0.6)	(5.2)	(23.0)

Balance at end of fiscal year	$730.6	$848.8	$762.9

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010 and June 30, 2009, we had $233.0 million and $246.8 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. For the year ended June 30, 2010, we recognized $34.5 million of interest and penalties in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) currently has ongoing audits of fiscal 2001 through 2007. During fiscal 2008, we were notified that the IRS has transferred jurisdiction over fiscal years 2001 and 2002 from the Office of Appeals back to the Examinations level to reconsider previously-unadjusted specific issues. During fiscal 2008, we received Notices of Proposed Adjustment (“NPA’s”) from the IRS related to fiscal years 2001 through 2005 challenging deductions arising from the sale of trade receivables to a special purpose accounts receivable and financing entity. The amount of additional tax, excluding penalties and interest, proposed by the IRS in these notices was $178.9 million. We anticipate that this transaction could be the subject of proposed adjustments by the IRS in tax audits of fiscal years 2006 to 2009. Due to the anticipated repatriation of the earnings, the tax associated with the transaction, including the tax assessed by the IRS, no longer represented an uncertain tax benefit during fiscal 2010 and, as such, was classified as deferred taxes and other liabilities or current taxes payable in the balance sheet.

During fiscal 2009, we received a Revenue Agent’s Report for tax years 2003 through 2005, which included new NPA’s related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The amount of additional tax proposed by the IRS in the new notices total $598.1 million, excluding penalties and interest, but including $462.1 million related to issues for which CareFusion is liable under the tax matters agreement in the event the amount must be paid to the taxing authority. We disagree with these proposed adjustments and intend to vigorously contest them. We believe that we are adequately reserved for the uncertain tax position relating to these matters.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $45 million exclusive of penalties and interest.

10.	COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION

Commitments

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2010 are:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Minimum rental payments	$65.8	$53.3	$40.2	$21.7	$14.2	$26.2	$221.4

Rental expense relating to operating leases was $80.3 million, $84.7 million and $55.7 million in fiscal 2010, 2009 and 2008, respectively. Sublease rental income was not material for any period presented herein.

Legal Proceedings

We become involved from time-to-time in litigation and regulatory matters incidental to our business, including governmental investigations, enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of the business. We intend to vigorously defend ourselves against such litigation. We do not believe that the outcome of any pending litigation will have a material adverse effect on the consolidated financial statements.

Occasionally, we may suspect that products we manufacture, market or distribute do not meet our specifications, published standards or regulatory requirements. In such circumstances, we will investigate and take appropriate corrective action. Such actions can lead to costs to repair or replace affected products, temporary interruptions in product sales, and action by regulators.

We accrue for contingencies related to litigation and regulatory matters. We will accrue an estimated loss contingency in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals are adequate. The amount of ultimate loss may differ from these estimates.

We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.

We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (credits)/charges, net in our consolidated statements of earnings.

Insurance Proceeds

In fiscal 2010, we recognized $27.2 million of income related to insurance proceeds released from escrow following the resolution of securities and derivative litigation against certain of our directors and officers. This amount is comprised of $25.7 million received from directors and officers’ insurance policies recognized in litigation (credits)/charges, net and $1.5 million of accrued interest income recognized in interest expense, net. In fiscal 2008, we recognized $58.0 million of income related to settlement of several derivative actions against directors and officers. This amount is comprised of $70.0 million received from the directors and officers’ insurance policies less $12.0 million paid for the plaintiffs’ attorneys’ fees and costs. These amounts are recognized in litigation (credits)/charges, net. For more information about this matter, see our Annual Reports on Form 10-K for fiscal 2008 and 2007.

Antitrust Litigation Proceeds

In fiscal 2010, we recognized $40.8 million of income resulting from settlement of a class action antitrust claim alleging that a defendant branded pharmaceutical manufacturer took improper actions to delay the entry of a generic version of a branded pharmaceutical. This amount is recognized in litigation (credits)/charges, net.

Income Taxes

See Note 9 for discussion of contingencies related to our income taxes.

11.	GUARANTEES

In the ordinary course of business, we agree to indemnify certain other parties under acquisition and disposition agreements, customer agreements, intellectual property licensing agreements and other agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated and therefore the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, we have not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, we believe that existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, we believe that the likelihood of a material liability being triggered under these indemnification obligations is not significant.

We enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. As of June 30, 2010, our aggregate exposure for these obligations, assuming the achievement of all financial performance measures, was not material. However, in connection with our purchase of Healthcare Solutions Holding, LLC in July 2010, we are obligated to pay up to $150.0 million in contingent consideration.

We also extend loans to our customers which are subsequently sold to a bank. The bank services and administers these loans as well as any new loans we may direct. In order for the bank to purchase such loans, it requires the absolute and unconditional obligation that we repurchase such loans upon the occurrence of certain events described in the agreement including, but not limited to, borrower payment default that exceeds 90 days, insolvency and bankruptcy. At June 30, 2010 and 2009, notes in the program subject to our guaranty totaled $41.4 million and $39.9 million, respectively. These loans are reported in our consolidated balance sheets.

12.	FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period.

Interest Rate Risk Management. We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on cash flows and the market value of our borrowings. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, we enter into interest rate swaps to further manage our exposure to interest rate variations related to our borrowings and to lower our overall borrowing costs.

Currency Risk Management. We conduct business in several major international currencies and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses.

Commodity Price Risk Management. We are exposed to changes in the price of certain commodities. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the price risk associated with these forecasted purchases.

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions that are investment grade or better. We do not have significant exposure to any one counterparty and management believes the risk of loss is remote and, in any event, would not be material. Additionally, we do not require collateral under these agreements.

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in the consolidated balance sheets as of June 30, 2010 and 2009:

(in millions)	Balance Sheet Location	June 30, 2010	June 30, 2009
Assets:
Derivatives designated as hedging instruments:
Pay-floating interest rate swaps	Prepaid expenses and other	$23.4	$0.0
Foreign currency contracts	Prepaid expenses and other	3.9	0.4
Commodity contracts	Prepaid expenses and other	0.0	1.2

Total		27.3	1.6

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other long-term assets	0.0	64.5

Total assets		$27.3	$66.1

Liabilities:
Derivatives designated as hedging instruments:
Pay-fixed interest rate swaps	Other accrued liabilities	$0.0	$3.7
Foreign currency contracts	Deferred income taxes and other liabilities	1.1	2.9

Total liabilities		$1.1	$6.6

Fair Value Hedges

We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings.

During fiscal 2010, we entered into pay-floating interest rate swaps with a total notional value of $1,006.0 million. The fair value of these pay-floating interest rate swaps is included in the consolidated balance sheet as of June 30, 2010.

On March 20, 2009, we terminated all of our then existing pay-floating interest rate swaps and received net settlement proceeds totaling $123.1 million. These proceeds are classified as cash provided by operating activities in the consolidated statements of cash flows. There was no immediate impact to the statements of earnings; however, the fair value adjustment to debt will be amortized over the life of the underlying debt as a reduction to interest expense in conjunction with the occurrence of the originally forecasted transactions.

The following table summarizes the interest rate swaps designated as fair value hedges outstanding as of June 30, 2010 and June 30, 2009:

	June 30, 2010		June 30, 2009
(in millions)	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,006.0	June 2012 – June 2015	$0.0	—

The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges for fiscal 2010, 2009 and 2008:

		Fiscal Year Ended June 30,
(in millions)	Statements of Earnings Location	2010	2009	2008
Pay-floating interest rate swaps	Interest expense, net	$47.3	$21.6	$4.2
Fixed-rate debt	Interest expense, net	(47.3)	(21.6)	(4.2)

There was no ineffectiveness associated with these derivative instruments.

Cash Flow Hedges

We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to currency, interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

We enter into pay-fixed interest rate swaps to hedge the variability of cash flows relating to interest rate payments on our variable rate debt. At June 30, 2009, we held pay-fixed interest rate swaps to hedge the variability of cash flows relating to these forecasted transactions. On October 2, 2009, these pay-fixed interest rate swaps matured with the underlying floating-rate debt. The maturation of the pay-fixed interest rate swaps led to a zero balance for fiscal 2010.

We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2010 and 2009, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, European euro, Mexican peso and Thai baht.

We enter into derivative contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.

The following table summarizes the outstanding cash flow hedges as of June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
(in millions)	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Pay-fixed interest rate swaps	$0.0	—	$350.0	October 2009
Foreign currency contracts	145.7	July 2010 – June 2011	156.7	July 2009 – June 2010
Commodity contracts	24.2	July 2010 – June 2013	14.5	July 2009 – December 2011

The following table summarizes the accumulated gain/(loss) recognized in OCI for derivative instruments designated as cash flow hedges as of June 30, 2010 and 2009:

	June 30,
(in millions)	2010	2009
Pay-fixed interest rate swaps	$0.0	$(3.7)
Foreign currency contracts (1)	2.6	(6.9)
Commodity contracts	0.0	1.2

(1)	Includes gain/(loss) recognized in OCI related to CareFusion of $(4.1) million and $0.2 million for fiscal 2009 and 2008, respectively.

The following table summarizes the gain/(loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges for fiscal 2010, 2009 and 2008:

		Fiscal Year Ended June 30,
(in millions)	Statements of Earnings Location	2010	2009	2008
Pay-fixed interest rate swaps	Interest expense, net	$(2.1)	$(7.6)	$(3.0)
Foreign currency contracts	Cost of products sold	(10.5)	10.9	(15.2)
Foreign currency contracts	SG&A expenses	1.4	(4.0)	2.3
Commodity contracts	SG&A expenses	0.2	(0.6)	0.0

The amount of ineffectiveness associated with these derivative instruments was not material.

Economic (Non-designated) Hedges

We enter into foreign currency contracts to manage our foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net at the end of each period. During fiscal 2010, we received cash receipts from a cross currency swap settlement totaling $42.5 million. These proceeds are classified as cash provided by operating activities in the consolidated statement of cash flows.

The following table summarizes the economic (non-designated) derivative instruments outstanding as of June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
(in millions)	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Foreign currency contracts	$472.6	July 2010	$531.3	July 2009 – December 2013

The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments for fiscal 2010, 2009 and 2008:

		Fiscal Year Ended June 30,
(in millions)	Statements of Earnings Location	2010	2009	2008
Foreign currency contracts	Other income/expense, net	$23.7	$(8.6)	$5.1

Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, trade receivables, accounts payable, other short-term borrowings and other accrued liabilities at June 30, 2010 and 2009 approximate their fair value because of the short-term maturities of these items.

Cash balances are invested in accordance with our investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30, 2010 and 2009:

	June 30,
	2010	2009
Long-term obligations and other short-term borrowings	$2,310.4	$3,428.8
Carrying amount	2,129.3	3,637.8

The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information.

The following is a summary of the fair value gain/(loss) of our derivative instruments, based upon the estimated amount that we would receive (or pay) to terminate the contracts as of June 30, 2010 and 2009. The fair values are based on quoted market prices for the same or similar instruments.

	June 30, 2010		June 30, 2009
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Interest rate swaps	$1,006.0	$23.4	$350.0	$(3.7)
Foreign currency contracts	618.3	2.8	688.0	62.0
Commodity contracts	24.2	0.0	14.5	1.2

See Note 13 for further information regarding fair value measurements.

13.	FAIR VALUE MEASUREMENTS

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$2,019.0	$0.0	$0.0	$2,019.0
Investment in CareFusion (2)	691.5	0.0	0.0	691.5
Foreign Currency Contracts (3)	0.0	2.8	0.0	2.8
Interest Rate Swaps (3)	0.0	23.4	0.0	23.4
Other Investments (4)	71.3	0.0	0.0	71.3

Total	$2,781.8	$26.2	$0.0	$2,808.0

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2009:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$628.3	$0.0	$0.0	$628.3
Foreign Currency Contracts (3)	0.0	62.0	0.0	62.0
Commodity Contracts (3)	0.0	1.2	0.0	1.2
Interest Rate Swaps (3)	0.0	(3.7)	0.0	(3.7)
Other Investments (4)	68.1	0.0	0.0	68.1

Total	$696.4	$59.5	$0.0	$755.9

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	The fair value of our investment in CareFusion common stock is determined using the quoted market price of the security.
(3)	The fair value of foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 12 for further information regarding the fair value of financial instruments.
(4)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds are primarily comprised of large cap domestic and international equity securities. The fair value of these investments is determined using quoted market prices.

14.	SHAREHOLDERS’ EQUITY

At June 30, 2010 and 2009, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 0.5 million non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “Common Shares.” Holders of Common Shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2010 and 2009.

We repurchased $1.3 billion of our Common Shares, in aggregate, through share repurchase programs during fiscal 2010, 2009 and 2008, as described below.

Fiscal 2010. During fiscal 2010, we repurchased 7.4 million Common Shares having an aggregate cost of $250.0 million, which included $19.8 million in unsettled repurchases at June 30, 2010. The average price paid per common share for all Common Shares repurchased during fiscal 2010 was $33.85.

Fiscal 2009. We did not repurchase any Common Shares during fiscal 2009.

Fiscal 2008. We repurchased 16.8 million Common Shares having an aggregate cost of $1.1 billion during fiscal 2008. The average price paid per common share for all Common Shares repurchased during fiscal 2008 was $64.81.

The Common Shares repurchased were held in treasury to be used for general corporate purposes. During fiscal 2008, we retired 128 million Common Shares in treasury. The retirement of these shares had no impact on total shareholders’ equity; however, it did impact certain of the individual components of shareholders’ equity as follows: $1.0 billion decrease in Common Shares, $7.5 billion decrease in retained earnings and $8.5 billion decrease in Common Shares in treasury.

15.	EARNINGS PER SHARE

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Weighted-average Common Shares–basic	358.8	357.6	358.2
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	2.6	3.9	5.8

Weighted-average Common Shares–diluted	361.4	361.5	364.0

The following table presents the number of potentially dilutive securities that were anti-dilutive for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Anti-dilutive securities	19.0	28.8	22.1

16.	SEGMENT INFORMATION

Our operations are principally managed on a products and services basis. In connection with the Spin-Off, we reorganized our businesses into two reportable segments—Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities.

The Pharmaceutical segment distributes branded and generic pharmaceutical, over-the-counter healthcare and consumer products. It also operates nuclear pharmacies and cyclotron facilities that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics. In addition, this segment: distributes specialty pharmaceutical products and provides third-party logistics support services to hospitals, clinics, and other providers; franchises retail pharmacies under the Medicine Shoppe® and Medicap® brands; and provides pharmacy services to hospitals and other healthcare facilities. This segment also provides pharmaceutical repackaging services; helps pharmaceutical manufacturers with services including distribution, inventory management, data/reporting, new product launch support, and contract and chargeback administration; and maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our customers.

The Medical segment distributes a broad range of medical, surgical and laboratory products to hospitals, surgery centers, laboratories, physician offices and other healthcare providers. This segment also develops, manufactures and sources medical and surgical products. These products include: sterile and non-sterile procedure kits; single-use surgical drapes, gowns and apparel; exam and surgical gloves; and fluid suction and collection systems. Our medical and surgical products are sold directly or through third-party distributors in the United States, Canada, Europe, South America and the Asia/Pacific region.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Segment revenue:
Pharmaceutical (1)	$89,789.9	$87,862.9	$79,498.3
Medical (2)	8,750.1	8,159.3	7,916.7

Total segment revenue	98,540.0	96,022.2	87,415.0
Corporate (3)	(37.2)	(30.7)	(6.8)

Total consolidated revenue	$98,502.8	$95,991.5	$87,408.2

(1)	The Pharmaceutical segment’s revenue is primarily derived from the distribution of branded and generic pharmaceutical, over-the-counter healthcare, and consumer products.
(2)	The Medical segment’s revenue is primarily derived from the manufacturing and distribution of medical, surgical and laboratory products and medical procedure kits.
(3)	Corporate revenue consists of the elimination of inter-segment revenue.

We evaluate the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment SG&A expenses include equity share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, acquisition related costs, impairments and (gain)/loss on sale of assets, litigation (credits)/charges, net, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. See Notes 2, 3, 4 and 10, respectively, for further discussion of our acquisition related costs, restructuring and employee severance, impairments and (gain)/loss on sale of assets and litigation (credits)/charges, net. In addition, Spin-Off costs included in SG&A of $10.8 million and $4.5 million for fiscal 2010 and 2009, respectively, are not allocated to our segments. The accounting policies of the segments are the same as those described in Note 1.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements:

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Segment profit:
Pharmaceutical	$1,001.8	$1,035.7	$1,022.4
Medical	427.7	384.9	411.3

Total segment profit	1,429.5	1,420.6	1,433.7
Corporate	(122.6)	(133.2)	(41.3)

Total consolidated operating earnings	$1,306.9	$1,287.4	$1,392.4

The following tables include depreciation and amortization expense and capital expenditures for fiscal 2010, 2009 and 2008 for each segment:

	Depreciation and Amortization Expense
	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Pharmaceutical	$50.9	$50.6	$52.6
Medical	63.8	70.4	68.3
Corporate	139.7	104.8	99.1

Total depreciation and amortization expense	$254.4	$225.8	$220.0

	Capital Expenditures
	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Pharmaceutical	$32.5	$105.3	$29.5
Medical	81.2	59.1	34.7
Corporate	146.6	256.8	124.3

Total capital expenditures	$260.3	$421.2	$188.5

The following table includes total assets at June 30, 2010 and 2009 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	June 30,
(in millions)	2010	2009
Segment assets:
Pharmaceutical	$12,102.9	$12,638.9
Medical	3,867.5	3,759.8
Corporate (1)	4,019.8	8,720.1

Consolidated assets	$19,990.2	$25,118.8

(1)	The Corporate assets primarily consist of cash and equivalents, our investment in CareFusion, certain net property and equipment, and the contractual tax indemnification receivable from CareFusion (see Note 1 for further information regarding this receivable). Additionally, the Corporate assets as of June 30, 2009 included CareFusion assets and other assets held for sale and discontinued operations.

The following table presents revenue and net property and equipment by geographic area:

	Revenue			Property and Equipment, Net
	For the Fiscal Year Ended June 30,			June 30,
(in millions)	2010	2009	2008	2010	2009
United States	$97,812.3	$95,248.2	$86,586.4	$1,355.0	$1,346.7
International	690.5	743.3	821.8	113.8	117.8

Total	$98,502.8	$95,991.5	$87,408.2	$1,468.8	$1,464.5

17.	SHARE-BASED COMPENSATION AND SAVINGS PLANS

Share-Based Compensation Plans

We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. Employee stock options granted under the Plans during fiscal 2008 through fiscal 2010 generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the market price of the Common Shares underlying the option at the date of grant. Employee stock options granted under the Plans during fiscal 2007 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the market price of the Common Shares underlying the option at the date of grant. Employee restricted shares and restricted share units granted under the Plans during fiscal 2007 through fiscal 2010 generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted shares and restricted share units accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.

The compensation expense recognized for all share-based compensation awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period. We classify share-based compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees. However, certain share-based compensation incurred in connection with the Spin-Off is classified within restructuring and employee severance.

The following table illustrates the impact of share-based compensation on reported amounts for fiscal 2010, 2009 and 2008:

	For the Fiscal Year Ended June 30,
(in millions)	2010 (1)	2009 (1)	2008 (1)(2)
Operating earnings (3)	$(99.5)	$(109.9)	$(107.9)
Earnings from continuing operations	(63.4)	(72.6)	(71.0)
Net earnings (4)	(65.7)	(86.7)	(81.0)
Net basic earnings per Common Share	(0.18)	(0.24)	(0.23)
Net diluted earnings per Common Share	(0.18)	(0.24)	(0.22)

(1)	Included in the table above are amounts recorded within restructuring and employee severance that related to the Spin-Off. The following provides those amounts for fiscal 2010, 2009 and 2008:

	For the Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Share-based compensation	$15.6	$7.5	$0.0
Tax benefit	5.7	2.6	0.0

Total share-based compensation, net of tax	$9.9	$4.9	$0.0

(2)	Fiscal 2008 share-based compensation expense includes $8.7 million related to the unvested equity awards held by our former Executive Director. The acceleration of the share-based compensation expense resulted from a change in status from an employee to a nonemployee director.
(3)	The following table provides total share-based compensation expense by type of award for fiscal 2010, 2009 and 2008:

	For the Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Restricted share and share unit expense	$56.8	$62.8	$50.37
Employee stock option expense	41.0	36.6	53.1
Employee stock purchase plan expense	1.1	12.6	11.1
Stock appreciation right (income)/expense	0.6	(2.1)	(6.6)

Total share-based compensation	$99.5	$109.9	$107.9

(4)	The following table provides total share-based compensation expense, net of tax, charged to discontinued operations during fiscal 2010, 2009 and 2008:

	For the Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Share-based compensation	$3.8	$20.4	$14.4
Tax benefit	1.5	6.3	4.4

Total share-based compensation, net of tax	$2.3	$14.1	$10.0

Stock Options

The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

The following summarizes all stock option transactions under the Plans from July 1, 2008 through June 30, 2010, giving retroactive effect to conversions of options in connection with acquisitions and stock splits:

(in millions, except per share amounts)	Stock Options Outstanding (1)	Weighted Average Exercise Price per Common Share (2)	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2008	32.1	$58.81	4.6	$90.0
Granted	2.3	54.35
Exercised	(1.1)	34.41
Canceled and forfeited	(3.9)	59.58

Balance at June 30, 2009	29.4	59.25	3.9	$1.8

Granted	7.2	28.09
Exercised	(1.4)	27.04
Canceled and forfeited	(11.1)	62.46

Balance at June 30, 2010	24.1	$37.88	3.9	$56.9

Exercisable at June 30, 2010	15.6	$42.33	3.0	$7.9

(1)	The stock options granted, canceled and forfeited activity for fiscal 2010 included the impact of our stock option exchange program and the adjustments to outstanding stock options in connection with the Spin-Off as discussed below.
(2)	Exercise prices related to stock options have been adjusted in connection with the Spin-Off for dates after August 31, 2009, the effective date of the adjustments.

The following table provides data related to all stock option activity for fiscal 2010, 2009 and 2008:

(in millions, except per share data and years)	2010	2009	2008
Weighted-average grant date fair value per stock option (1)	$6.44	$13.67	$17.82
Aggregate intrinsic value of exercised options	7.3	14.0	87.3
Cash received upon exercise	40.0	39.2	227.9
Cash tax proceeds/(disbursements) realized related to exercise	(16.1)	(2.9)	42.1
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	32.0	54.3	89.5
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1.9	1.4	1.9

(1)	The weighted-average grant date fair value per stock option does not include the impact of our stock option exchange program.

The fair values of the stock options granted to our employees and directors during fiscal 2010, 2009 and 2008 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. We analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. During 2010, we calculated separate option valuations for two groups of employees. During fiscal 2009 and 2008, we calculated separate option valuations for three groups of employees. The groups were determined using similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on our Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for options valued during fiscal 2010, 2009 and 2008:

	2010 (1)	2009	2008
Risk-free interest rate	1.93% – 2.47%	1.52% – 3.48%	2.1% – 4.8%
Expected life in years	4.4 – 5.2	4.5 – 7.0	4.4 – 7.0
Expected volatility	32.0%	27.0% – 30.0%	27.0%
Dividend yield	1.96% – 2.76%	1.00% – 2.33%	0.69% – 0.96%

(1)	The range of assumptions used for options in fiscal 2010 does not include the impact of our stock option exchange program.

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of our Common Shares.

The following tables summarize all activity related to restricted shares and restricted share units during fiscal 2010 and 2009:

(in millions, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value Per Share (2)
Nonvested at June 30, 2008	2.4	$65.74
Granted	2.3	52.58
Vested	(1.2)	64.38
Canceled and forfeited	(0.4)	60.37

Nonvested at June 30, 2009	3.1	57.10
Granted	2.1	27.43
Vested	(1.6)	51.11
Canceled and forfeited	(0.3)	42.94

Nonvested at June 30, 2010	3.3	33.33

(1)	The restricted shares and restricted share units canceled and forfeited activity for fiscal 2010 included the impact of the adjustments to outstanding awards in connection with the Spin-Off as discussed below.
(2)	Grant date fair values per share of awards granted prior to the date of the Spin-Off have not been adjusted to reflect the impact of the Spin-Off.

	Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$57.5	$100.6	$80.8
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized	1.8	1.8	1.9

Stock Option Exchange Program

On May 6, 2009, the Board of Directors authorized, and on June 23, 2009, shareholders approved, a program that permitted certain current employees to exchange certain outstanding stock options with exercise prices substantially above the current market price of our Common Shares for a lesser number of stock options that have a fair value that is lower than the fair value of the “out of the money” options. The program began on June 19, 2009 and was completed on July 17, 2009. We believe that this program was necessary to more closely align employee and shareholder interests through equity compensation programs. The program was designed to motivate and retain key employees and to reinforce the alignment of our employees’ interests with those of our shareholders. As a result of this program, 9.8 million outstanding eligible stock options were exchanged for 1.4 million new options at an exercise price of $31.27. These new options have a new minimum vesting condition of an additional 12 months, and the term of each new option is the longer of three years from the grant date or the remaining term of the eligible stock option for which it was exchanged. The new options were treated as a probable-to-probable modification under the accounting guidance for share-based compensation. We did not incur incremental expense associated with the modification.

Adjustments to Stock Incentive Plans

In connection with the Spin-Off, on August 31, 2009, we adjusted share-based compensation awards granted under the Plans into awards based on our Common Shares and/or CareFusion common stock, as applicable. For purposes of the vesting of these equity awards, continued employment or service with us or with CareFusion is treated as continued employment for purposes of both our and CareFusion’s equity awards. The adjustments are summarized as follows:

•

We converted each of our stock options granted on or prior to September 26, 2007 into one of our adjusted stock options and a CareFusion stock option. The exercise prices of our adjusted stock options and the CareFusion stock option and the number of shares subject to these stock options reflected an adjustment designed so that the intrinsic value of the stock options held immediately following the Spin-Off equaled the intrinsic value of the stock options held immediately prior to the Spin-Off.

•

We adjusted the exercise price and number of shares of each of our stock options granted after September 26, 2007 to our current or former employees or directors so that the intrinsic value of the stock option held immediately following the Spin-Off equaled the intrinsic value of the stock option held immediately prior to the Spin-Off. Each of our stock options granted after September 26, 2007 to an employee or director who joined CareFusion in connection with the Spin-Off was replaced with a CareFusion stock option exercisable only for shares of CareFusion common stock with the exercise price and number of shares established so that the intrinsic value of the stock option held immediately following the Spin-Off equaled the intrinsic value of the stock option held immediately prior to the Spin-Off.

•

Holders of our restricted shares or restricted share units granted on or prior to September 26, 2007, granted in connection with the announcement of the Spin-Off or granted in exchange for an option initially granted prior to September 26, 2007, received shares of CareFusion restricted stock or CareFusion restricted stock units in the same ratio as our outstanding Common Shares in the Spin-Off (0.5 shares of CareFusion common stock for each Common Share). We did not adjust the our underlying restricted shares and restricted share units.

•

We adjusted (or canceled and reissued) other of our restricted shares or restricted share units (i.e. those not described above) so that the fair value of the shares subject to the awards held immediately following the Spin-Off equaled the fair value of the awards held immediately prior to the Spin-Off. Our other restricted shares or restricted share units granted to employees or directors who joined CareFusion in connection with the Spin-Off were canceled and replaced with a number of shares of CareFusion restricted stock or CareFusion restricted stock units established so that the fair value of the shares subject to the awards held immediately following the Spin-Off equaled the fair value of the awards held immediately prior to the Spin-Off.

•

Our adjusted stock options, restricted shares, and restricted share units and the CareFusion stock options, restricted stock and restricted stock units that a holder received are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable prior to the Spin-Off.

The adjustments to stock incentive plans were treated as a modification in accordance with share-based compensation accounting guidance and resulted in a total incremental compensation cost of $0.6 million.

The following table summarizes the share-based compensation awards outstanding as of June 30, 2010:

	Our Awards		CareFusion Awards
(in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by our employees and former employees	21.9	3.2	7.1	0.1
Held by CareFusion employees	2.2	0.1

Total	24.1	3.3

Employee Savings Plan

Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plan.

The following table summarizes the total expense for employee retirement savings plans for fiscal 2010, 2009 and 2008:

	For the Fiscal Year Ended June 30,
(in millions)	2010	2009	2008
Employee retirement savings plans expense	$84.3	$72.4	$64.2

18.	OFF-BALANCE SHEET ARRANGEMENTS

We periodically enter into certain off-balance sheet arrangements, primarily receivable sales and operating leases, in order to maximize diversification of funding and return on assets. The receivable sales, as described below, also provide for the transfer of credit risk to third parties.

Receivable-Related Arrangements

Cardinal Health Funding, LLC (“CHF”) was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to multi-seller conduits administered by third party banks or other third party investors. CHF was designed to be a special purpose, bankruptcy-remote entity. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells and contributes the receivables to CHF. Through June 30, 2010, the sale of receivables by CHF qualified for sales treatment in accordance with the accounting guidance regarding financial asset transfers. As discussed in Note 1, the FASB issued new accounting guidance on the accounting for transfers of financial assets. As a result of this new guidance, we have determined that our committed receivables sales facility will not qualify as an off-balance sheet arrangement beginning in fiscal 2011.

At June 30, 2010 and 2009, we had a committed receivables sales facility program available through CHF with capacity to sell $950.0 million in receivables. Recourse is provided under the program by the requirement that CHF retain a subordinated interest in the sold receivables. We did not have any receivables outstanding under the committed receivables sales facility program at June 30, 2010 and 2009. During the second quarter of fiscal 2010, we amended our committed receivables sales facility program to extend it for an additional 364 days.

Cash Flows from all Receivable-Related Arrangements

Our net cash flow decrease related to receivable interest transfers for fiscal 2010, 2009 and 2008 were as follows:

(in millions)	2010	2009	2008
Cash collected in servicing of related receivable interests	$0.0	$0.0	$0.3

Cash inflow to Cardinal Health	$0.0	$0.0	$0.3
Cash collection remitted to the bank	(0.0)	(2.8)	(43.2)

Net impact to Cardinal Health cash flows	$(0.0)	$(2.8)	$(42.9)

CHF was required to repurchase any receivables or interests sold if it was determined that the representations and warranties with regard to the related receivables were not accurate on the date sold, and with respect to the committed sales facility program, in the event that we failed to comply with the covenants in the Performance Guaranty or any other customary amortization event occurred. During fiscal 2010, we satisfied all of our outstanding obligations under these agreements.

Operating Leases

In a prior year, we entered into an operating lease agreement with a third party bank for the construction of various facilities and equipment. On June 26, 2009, we repurchased all remaining buildings, equipment and land which were previously under this operating lease agreement for $151.2 million. In addition, as part of the repurchase we recognized a $3.8 million impairment charge.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal 2010 and 2009. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2010
Revenue	$24,780.7	$24,919.7	$24,342.8	$24,459.6
Gross margin	908.8	957.7	1,010.1	904.1
Distribution, selling, general and administrative expenses	586.1	605.2	628.6	588.2
Earnings/(loss) from continuing operations	(61.8)	230.2	224.8	193.8
Earnings/(loss) from discontinued operations	23.6	4.3	(2.4)	29.7
Net earnings/(loss)	(38.2)	234.5	222.4	223.5
Earnings/(loss) from continuing operations per Common Share:
Basic	$(0.17)	$0.64	$0.63	$0.54
Diluted	(0.17)	0.64	0.62	0.54

(1)	During the fourth quarter of fiscal 2010, we recorded an out-of-period increase in income tax expense of $14.7 million related to our state provision-to-return reconciliation (of which $5.1 million pertained to the first three quarters of fiscal 2010 and $9.6 million pertained to fiscal 2009). The amounts were not material individually or in the aggregate to current or prior periods.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2009
Revenue	$23,437.1	$24,117.8	$24,089.3	$24,347.3
Gross margin	901.2	915.1	986.9	944.3
Distribution, selling, general and administrative expenses	590.3	578.5	573.0	591.7
Earnings from continuing operations	172.2	169.0	215.1	202.0
Earnings from discontinued operations	76.9	147.5	97.8	71.2
Net earnings	249.1	316.5	312.9	273.2
Earnings from continuing operations per Common Share:
Basic	$0.48	$0.48	$0.60	$0.56
Diluted	0.48	0.47	0.60	0.56

(1)	During the fourth quarter of fiscal 2009, we recorded certain out of period items which increased gross margin by $5.2 million (of which $2.5 million pertained to the first three quarters of fiscal 2009 and $2.7 million pertained to fiscal 2008), increased distribution, selling, general and administrative expenses by $13.6 million (of which $4.2 million pertained to the first three quarters of fiscal 2009, $4.8 million pertained to fiscal 2008 and $4.6 million pertained to periods prior to fiscal 2008), and decreased earnings from continuing operations and net earnings by $4.5 million (of which $1.4 million pertained to fiscal 2008 and $3.1 million pertained to periods prior to fiscal 2008). The amounts were not material individually or in the aggregate to the current or prior periods.

20.	SUBSEQUENT EVENTS

On July 15, 2010, we completed the acquisition of Healthcare Solutions Holding, LLC for $517.0 million in cash. The agreement also includes potential maximum contingent payments of $150.0 million over the next three years.

Subsequent to fiscal 2010, we repurchased 7.5 million Common Shares having an aggregate cost of $250 million. The average price paid per common share for all Common Shares repurchased during July and August was $33.22.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2010 to provide reasonable assurance regarding the preparation and fair presentation of our published financial statements.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears below under this Item 9A and expresses unqualified opinions on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of Cardinal Health, Inc.

We have audited Cardinal Health, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 and our report dated August 26, 2010 expressed unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Columbus, Ohio

August 26, 2010

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2010 Annual Meeting of Shareholders (the “2010 Annual Meeting”) under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Committees of the Board—Committees of the Board of Directors,” “Corporate Governance—Director Qualification Standards and Performance Assessment” and “Corporate Governance—Policies on Business Ethics; Chief Legal and Compliance Officer.”

Information with respect to our executive officers appears in Part I of this report and is incorporated herein by reference.

Item 11:	Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2010 Annual Meeting under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” and “Corporate Governance—Risk Oversight.” The information set forth under the subcaption “Human Resources and Compensation Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate such report by reference therein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2010 Annual Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Certain of our equity compensation plans are subject to shareholder approval and other plans have been authorized solely by the Board of Directors. The following is a description of plans that have not been approved by shareholders.

Broadly-based Equity Incentive Plan, as amended

The Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (the “BEIP”), was originally adopted by the Board effective November 15, 1999. The term of the BEIP expired on November 14, 2005, and no new awards are being granted under it. The BEIP provided for grants in the form of nonqualified stock options, restricted shares and RSUs to employees except for those employees who were subject to Section 16 of the Exchange Act. The aggregate number of Common Shares authorized for issuance under the BEIP was 36 million with no more than 10% of the authorized amount issuable in the form of restricted shares and RSUs having a restriction period of less than three years.

Amended and Restated Outside Directors Equity Incentive Plan, as amended

The Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (the “ODEIP”), was originally adopted by the Board effective May 10, 2000. Our shareholders approved a new director equity plan at the 2007 Annual Meeting of Shareholders, the 2007 Nonemployee Directors Equity Incentive Plan, and no new awards may be granted under the ODEIP. The ODEIP provides for grants in the form of nonqualified stock options, restricted shares and RSUs to members of the Board who are not employees. The aggregate number of Common Shares authorized for issuance under the ODEIP was 1.5 million.

Global Employee Stock Purchase Plan, as amended and restated effective May 10, 2006

The Cardinal Health, Inc. Global Employee Stock Purchase Plan, as amended and restated effective May 10, 2006 (the “GESPP”), was originally adopted by the Board on February 9, 2000. The GESPP permits certain international employees to purchase Common Shares through payroll deductions. The total number of Common Shares made available for purchase under the GESPP is 4.5 million. International employees who have been employed by us for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1—June 30; and July 1—December 31. In May 2009, the Compensation Committee approved an indefinite suspension of the GESPP beginning on July 1, 2009.

The following table summarizes information relating to our equity compensation plans at June 30, 2010:

Equity Compensation Plan Information

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options (In millions) (1)		Weighted-Average Exercise Price of Outstanding Options (1)		Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (a)) (In millions)
Equity compensation plans approved by shareholders	17.9	(2)	$37.20	(2)	24.9	(3)
Equity compensation plans not approved by shareholders (4)	6.3	(5)	$39.72	(5)	4.1	(6)
Total at June 30, 2010	24.2		$37.87		29.0

(1)	The number of shares to be issued on exercise of outstanding options and weighted-average exercise price of outstanding options reflect adjustments to our outstanding awards made in connection with the Spin-Off, but do not include CareFusion equity awards issued in connection with the adjustments.
(2)	In addition to stock options outstanding under our Amended and Restated Equity Incentive Plan, as amended (the “EIP”), 2005 Long-Term Incentive Plan, as amended and restated effective as of November 5, 2008, as amended (the “LTIP”), and 2007 Non-Employee Directors Equity Incentive Plan, as amended (the “2007 Director EIP”), also includes 17,234, 540,667 and 58,660 RSUs outstanding under the EIP, LTIP and 2007 Directors EIP, respectively, that are payable solely in Common Shares. RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.
(3)	Includes approximately 19.4 million Common Shares remaining available for future issuance under the LTIP in the form of options, stock appreciation rights, stock awards or other stock-based awards. Also includes approximately 4.6 million Common Shares remaining available for future issuance under the Employee Stock Purchase Plan, as amended and restated effective November 5, 2008 (the “ESPP”) and 907,948 Common Shares remaining available for future issuance under the 2007 Directors EIP. In May 2009, the Compensation Committee approved the indefinite suspension of the ESPP. In November 2009, the Compensation Committee approved adjustments to the share limits under the LTIP and 2007 Directors EIP in connection with the Spin-Off as permitted by the plans. The adjustments resulted in an increase in Common Shares remaining available for future issuance of approximately 7.2 million shares under the LTIP and approximately 0.2 million shares under the 2007 Directors EIP.

(4)	Does not include stock options to purchase 450,041 Common Shares at a weighted-average exercise price of $39.86 that we assumed in connection with acquisition transactions.
(5)	In addition to stock options outstanding under the BEIP and ODEIP, also includes 5,000 and 9,891 RSUs outstanding under the BEIP and ODEIP, respectively, that are payable solely in Common Shares. RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.
(6)	Includes 4.1 million Common Shares remaining available for future issuance under the GESPP.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2010 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence.”

Item 14:	Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2010 Annual Meeting under the captions “Independent Accountants” and “Board of Directors and Committees of the Board—Committees of the Board of Directors.”

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	99

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

4.1	Specimen Certificate for Common Shares of Cardinal Health, Inc. (incorporated by reference to Exhibit 4.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-11373)

4.2.1	Indenture, dated as of April 18, 1997, between Cardinal Health, Inc. and Bank One, Columbus, NA, Trustee (incorporated by reference to Exhibit 1 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 1997, File No. 1-11373)

4.2.2	Supplemental Indenture, dated October 3, 2006, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on October 4, 2006, File No. 1-11373)

4.2.3	Second Supplemental Indenture, dated June 8, 2007, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.01 to Cardinal Health’s Current Report on Form 8-K filed on June 8, 2007, File No. 1-11373)

4.2.4	6.75% Notes due 2011 (incorporated by reference to Exhibit 4.2.6 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.5	4.00% Notes due 2015 (incorporated by reference to Exhibit 4.2.7 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.6	5.85% Notes due 2017 (incorporated by reference to Exhibit 4.2.8 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.7	5.80% Notes due 2016 (incorporated by reference to Exhibit 4.2.10 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.8	6.00% Notes due 2017 (incorporated by reference to Exhibit 4.2.11 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.9	5.65% Notes due 2012 (incorporated by reference to Exhibit 4.2.12 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.3.1	Indenture, dated as of June 2, 2008, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)

4.3.2	5.50% Notes due 2013 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)

4.4	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

10.1.1	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.1.2	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.1.3	Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.1.4	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008) (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.1.5	Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (as amended and restated as of November 5, 2008) (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.1.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.7	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and October 2007) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.1.8	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in February and August 2008) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.9	Form of Cardinal Health, Inc. Nonqualified Stock Option Agreement between Cardinal Health, Inc. (under the Cardinal Health, Inc. Stock Option Exchange Program) (grants made to executive officers in July 2009) (incorporated by reference to Exhibit 99(d)(2) to Cardinal Health’s Schedule TO-I filed on June 19, 2009)*

10.1.10	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended and restated as of November 5, 2008 (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.1.11	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended and restated as of November 5, 2008, as amended (grants to be made to executive officers in August 2010 and thereafter)*

10.1.12	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.13	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August and October 2007) (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.1.14	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in February and August 2008) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.15	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, for RSU grants to be made in connection with the Planned Spin-Off (grants made to executive officers in October 2008) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 29, 2008, File No. 1-11373)*

10.1.16	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended and restated as of November 5, 2008 (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.1.17	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended and restated as of November 5, 2008, as amended (grants to be made to executive officers in August 2010 and thereafter)*

10.1.18	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1.10 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.1.19	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on November 6, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.20	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on September 26, 2008 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.2.1	Cardinal Health, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99 to Cardinal Health’s Registration Statement on Form S-8 filed on November 16, 1995, No. 33-64337, Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-11373, Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-11373, and Exhibit 4(b) to Cardinal Health’s Registration Statement on Form S-8 filed on February 22, 1999, No. 333-72727)*

10.2.2	Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)*

10.2.3	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on May 7, 2002 amending the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.4	Third Amendment to the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.5	Fourth Amendment to Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.2.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in November 2001) (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.2.7	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in November 2002 and November 2003) (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.2.8	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in August 2004) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-11373)*

10.2.9	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (grant made to executive officer in April 2005) (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.10	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for installment vesting (grants made to executive officers in April and September 2005) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.11	Form of Restricted Shares Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grant made to executive officer in August 2007)*

10.2.12	Form of Restricted Shares Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grant made to executive officer in August 2008)*

10.2.13	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for cliff vesting (grant made in April 2005) (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.14	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, for installment vesting (grants made to executive officers in April 2005) (incorporated by reference to Exhibit 10.06 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.15	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option, Restricted Share and Restricted Share Units Agreements under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.17 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.16	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2000) (incorporated by reference to Exhibit 10.2.19 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.17	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.2.18	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.2.19	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2005) (incorporated by reference to Exhibit 10.07 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.1	Cardinal Health, Inc. Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 4(b) to Cardinal Health’s Registration Statement on Form S-8 filed on May 31, 2000, No. 333-38192)*

10.3.2	Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.3.3	First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.3.4	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2000) (incorporated by reference to Exhibit 10.3.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.3.5	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.3.6	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.3.7	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.08 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.8	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.3.9	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.10	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.4.1	Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2	First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.3	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.4	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-11373)*

10.4.5	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in August, October, and December 2009, and January 2010) (incorporated by reference to Exhibit 10.2.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.5.1	Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (For current and former U.S. Cardinal Health employees) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 1, 2009, File No. 1-11373)*

10.5.2	Term Sheet for Adjustments to Cardinal Health Restricted Share Units and Terms of CareFusion Restricted Share Units (For current and former U.S. Cardinal Health employees) (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 1, 2009, File No. 1-11373)*

10.5.3	Term Sheet for Adjustments to Cardinal Health Restricted Share Awards and Terms of CareFusion Restricted Share Awards (For current and former U.S. Cardinal Health employees)*

10.5.4	Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (For Directors)*

10.5.5	Term Sheet for Adjustments to Cardinal Health Restricted Share Units and Terms of CareFusion Restricted Share Units (For Directors)*

10.6.1	Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.52 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.6.2	Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.6.3	Third Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.7.1	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2004, File No. 1-11373)*

10.7.2	Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on December 22, 2005, File No. 1-11373)*

10.7.3	First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)*

10.7.4	Second Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-11373)*

10.7.5	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6.5 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)*

10.7.6	First Amendment to Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.7.7	Second Amendment to Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)*

10.8	Cardinal Health, Inc. Global Employee Stock Purchase Plan, as amended and restated effective as of May 10, 2006 (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)*

10.9.1	Cardinal Health, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.9.2	First Amendment to the Cardinal Health, Inc. Amended and Restated Management Incentive (incorporated by reference to Exhibit 10.7.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.10	Cardinal Health, Inc. Long-Term Incentive Cash Program (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

10.11	Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.12.1	Amended Employment Agreement dated, April 17, 2006, as amended on September 21, 2007, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on September 25, 2007, File No. 1-11373)*

10.12.2	Amendment, dated as of September 26, 2008, to Employment Agreement, dated as of April 17, 2006, as amended on September 21, 2007, by and between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 29, 2008, File No. 1-11373)*

10.12.3	Second Amendment, dated as of August 4, 2009, to Employment Agreement, dated as of April 17, 2006, as amended on September 21, 2007, as amended on September 26, 2008, by and between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.11.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, File No. 1-11373)*

10.12.4	Release Agreement effective as of September 1, 2009 by R. Kerry Clark for the benefit of Cardinal Health, Inc., and Release Agreement effective as of September 1, 2009 by Cardinal Health, Inc. for the benefit of R. Kerry Clark (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.12.5	Nonqualified Stock Option Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.12.6	Restricted Share Units Agreement, dated April 17, 2006, between Cardinal Health, Inc. and R. Kerry Clark (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on April 19, 2006, File No. 1-11373)*

10.13	Employment Agreement, dated August 5, 2009, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 10, 2009, File
No. 1-11373)*

10.14	Form of amended and restated Aircraft Time Sharing Agreement between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.15	Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann*

10.16	Confidentiality and Business Protection Agreement, effective as of September 29, 2008, between Cardinal Health, Inc. and Michael A. Lynch*

10.17	Nonqualified Stock Option Agreement, dated July 27, 2004, between Cardinal Health, Inc. and J. Michael Losh (incorporated by reference to Exhibit 10.71 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)*

10.18	Form of Indemnification Agreement between Cardinal Health, Inc. and individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

10.19	Form of Indemnification Agreement between Cardinal Health, Inc. and individual officers (incorporated by reference to Exhibit 10.39 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)*

10.20.1	Description of outside director compensation effective November 7, 2007 (incorporated by reference to Exhibit 10.21.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.20.2	Description of Nonemployee Directors Compensation effective November 1, 2009 (incorporated by reference to Exhibit 10.23.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, File No. 1-11373)*

10.21.1	Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.21.2	First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.21.3	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.21.4	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.21.5	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.21.6	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.21.7	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.21.8	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.21.9	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.21.10	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.21.11	Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Sun Trust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.22.1	Five-year Credit Agreement, dated as of January 24, 2007, between Cardinal Health, certain lenders, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank N.A. and Barclays Bank PLC, as Syndication Agents, Morgan Stanley Bank and Deutsche Bank Securities Inc., as Documentation Agents, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Barclays Capital, as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-11373)

10.22.2	Amendment No. 1 to Credit Agreement and Limited Consent, dated as of April 16, 2009, between Cardinal Health, Inc., Bank of America, N.A., in its capacity as administrative agent for the lenders, and certain lenders (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.23.1	Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 26, 2007, File No. 1-11373)

10.23.2	First Amendment, dated as of November 13, 2008, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 18, 2008, File No. 1-11373)

10.23.3	Second Amendment and Joinder to the Third Amended and Restated Receivables Purchase Agreement and Amendment to the Performance Guaranty, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-11373)

10.23.4	Third Amendment, dated as of November 10, 2009, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 16, 2009, File No. 1-11373)

10.23.5	Fourth Amendment, dated as of March 25, 2010, to the Third Amended and Restated Receivables Purchase Agreement and Waiver, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)

10.23.6	Second Amended and Restated Performance Guaranty, dated as of June 20, 2007, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.25.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

10.23.7	Third Amended and Restated Performance Guaranty, dated as of March 25, 2010, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)

10.23.8	Omnibus Amendment and Waiver, dated as of December 15, 2009, to the Third Amended and Restated Receivables Purchase Agreement and Waiver, dated as of November 19, 2007

10.24.1	Employee Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.24.2	Transition Services Agreement, dated as of August 31, 2009, between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.24.3	Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.24.4	Stockholder’s and Registration Rights Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.24.5	Separation Agreement, dated July 22, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373)

10.24.6	Purchase Agreement, dated July 14, 2009, among CareFusion Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373)

10.24.7	Three Year Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on July 6, 2009, File No. 1-11373)

10.24.8	364-Day Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on July 6, 2009, File No. 1-11373)

10.24.9	Bridge Credit Agreement, dated as of July 1, 2009, among CareFusion Corporation, the guarantors named therein, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint book managers, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on July 6, 2009, File No. 1-11373)

10.24.10	CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to CareFusion’s Registration Statement on Form S-8 (File No. 333-161615) filed with the Securities and Exchange Commission on August 28, 2009)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of Cardinal Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. This information will be filed by amendment within 30 days under Rule 405 of Regulation S-T.

Cardinal Health Website

Cardinal Health uses its website as a channel of distribution for material information about us. Important information, including news releases, earnings and analyst presentations and financial information regarding Cardinal Health is routinely posted and accessible on the Investors page at www.cardinalhealth.com. In addition, Cardinal Health’s website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases, SEC filings and certain other information on our website.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2010.

CARDINAL HEALTH, INC.

By:	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on August 26, 2010.

Name	Title

/s/ GEORGE S. BARRETT George S. Barrett	Chairman and Chief Executive Officer and Director (principal executive officer)

/s/ JEFFREY W. HENDERSON Jeffrey W. Henderson	Chief Financial Officer (principal financial officer)

/s/ STUART G. LAWS Stuart G. Laws	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ COLLEEN F. ARNOLD Colleen F. Arnold	Director

/s/ GLENN A. BRITT Glenn A. Britt	Director

/s/ CARRIE S. COX Carrie S. Cox	Director

/s/ CALVIN DARDEN Calvin Darden	Director

/s/ BRUCE L. DOWNEY Bruce L. Downey	Director

/s/ JOHN F. FINN John F. Finn	Director

/s/ GREGORY B. KENNY Gregory B. Kenny	Director

/s/ JAMES J. MONGAN, M.D. James J. Mongan, M.D.	Director

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director

/s/ DAVID W. RAISBECK David W. Raisbeck	Director

/s/ JEAN G. SPAULDING, M.D. Jean G. Spaulding, M.D.	Director

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (3)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In millions)
Fiscal Year 2010:
Accounts receivable	$111.8	$26.8	$4.1	$(11.3)	$131.4
Finance notes receivable	5.2	0.2	0.1	2.8	8.3
Net investment in sales-type leases	0.6	(0.2)	0.0	0.0	0.4

	$117.6	$26.8	$4.2	$(8.5)	$140.1

Fiscal Year 2009:
Accounts receivable	$109.1	$50.7	$0.2	$(48.2)	$111.8
Finance notes receivable	4.2	0.6	0.4	0.0	5.2
Net investment in sales-type leases	0.6	0.1	0.0	(0.1)	0.6

	$113.9	$51.4	$0.6	$(48.3)	$117.6

Fiscal Year 2008:
Accounts receivable	$105.5	$20.1	$3.0	$(19.5)	$109.1
Finance notes receivable	4.2	(0.1)	0.0	0.1	4.2
Net investment in sales-type leases	0.7	(0.1)	0.0	0.0	0.6

	$110.4	$19.9	$3.0	$(19.4)	$113.9

(1)	During fiscal 2010, 2009 and 2008 recoveries of amounts provided for or written off in prior years were $1.0 million, $0.5 million and $3.1 million, respectively.
(2)	Write-off of uncollectible accounts.
(3)	Amounts included herein pertain to the continuing operations of Cardinal Health.