Form 10-K/A
period 2010-06-30
CARDINAL HEALTH INC
filed 2010-09-02
CIK 721371

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

EXPLANATORY NOTE

Cardinal Health, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our timely filed Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 26, 2010.

Exhibit 101 provides the following items formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for the Fiscal Years Ended June 30, 2010, 2009 and 2008; (ii) Consolidated Balance Sheets at June 30, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 30, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2010, 2009 and 2008; (v) Notes to Consolidated Financial Statements; and (vi) Schedule II—Valuation and Qualifying Accounts.

EXHIBITS

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on September 2, 2010.

CARDINAL HEALTH, INC.

By:	/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson Chief Financial Officer

3