Form 10-Q
period 2010-09-30
CARDINAL HEALTH INC
filed 2010-11-08
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

The number of Registrant’s Common Shares outstanding at the close of business on October 31, 2010 was as follows:

Common Shares, without par value: 348,960,244

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item  1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended September 30,
	2010	2009
Revenue	$24,437.5	$24,780.7
Cost of products sold	23,475.3	23,871.9

Gross margin	962.2	908.8
Operating expenses:
Distribution, selling, general and administrative expenses	591.9	586.1
Restructuring and employee severance	1.8	59.6
Acquisition related costs	1.3	0.1
Impairments and loss on sale of assets	1.9	23.6
Litigation (credits)/charges, net	1.4	(0.5)

Operating earnings	363.9	239.9
Other income, net	(7.5)	(8.9)
Interest expense, net	22.0	33.9
Loss on extinguishment of debt	0.0	39.9
Gain on sale of investment in CareFusion	(74.8)	0.0

Earnings before income taxes and discontinued operations	424.2	175.0
Provision for income taxes	129.8	236.8

Earnings/(loss) from continuing operations	294.4	(61.8)
Earnings from discontinued operations, net of tax	0.4	23.6

Net earnings/(loss)	$294.8	$(38.2)

Basic earnings/(loss) per Common Share:
Continuing operations	$0.84	$(0.17)
Discontinued operations	0.00	0.06

Net basic earnings/(loss) per Common Share	$0.84	$(0.11)

Diluted earnings/(loss) per Common Share:
Continuing operations	$0.84	$(0.17)
Discontinued operations	0.00	0.06

Net diluted earnings/(loss) per Common Share	$0.84	$(0.11)

Weighted average number of Common Shares outstanding:
Basic	348.9	359.1
Diluted	351.9	359.1
Cash dividends declared per Common Share	$0.195	$0.175

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,712.2	$2,755.3
Trade receivables, net	5,454.1	5,170.6
Inventories	7,087.5	6,355.9
Prepaid expenses and other	664.4	637.1

Total current assets	15,918.2	14,918.9

Property and equipment, at cost	3,151.6	3,093.7
Accumulated depreciation and amortization	(1,676.3)	(1,624.9)

Property and equipment, net	1,475.3	1,468.8
Other assets:
Investment in CareFusion	0.0	691.5
Goodwill and other intangibles, net	2,896.9	2,253.2
Other	682.1	657.8

Total assets	$20,972.5	$19,990.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,532.3	$9,494.9
Current portion of long-term obligations and other short-term borrowings	233.6	233.2
Other accrued liabilities	1,685.7	1,809.5

Total current liabilities	12,451.6	11,537.6

Long-term obligations, less current portion	1,906.4	1,896.1
Deferred income taxes and other liabilities	1,375.5	1,280.4
Shareholders’ equity:
Preferred Shares, without par value:
Authorized—0.5 million shares, Issued—none	0.0	0.0
Common Shares, without par value:
Authorized—755.0 million shares, Issued—363.6 million shares at September 30, 2010 and June 30, 2010	2,865.6	2,889.9
Retained earnings	2,876.0	2,647.2
Common Shares in treasury, at cost: 14.7 million shares and 7.2 million shares at September 30, 2010 and June 30, 2010, respectively	(539.8)	(331.0)
Accumulated other comprehensive income	37.2	70.0

Total shareholders’ equity	5,239.0	5,276.1

Total liabilities and shareholders’ equity	$20,972.5	$19,990.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$294.8	$(38.2)
Earnings from discontinued operations	(0.4)	(23.6)

Earnings/(loss) from continuing operations	294.4	(61.8)
Adjustments to reconcile earnings/(loss) from continuing operations to net cash from operations:
Depreciation and amortization	68.5	66.3
Loss on extinguishment of debt	0.0	39.9
Gain on sale of investment in CareFusion	(74.8)	0.0
Impairments and loss on sale of assets	1.9	23.6
Share-based compensation	21.4	22.0
Provision for bad debts	2.7	12.3
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(272.3)	(716.1)
Increase in inventories	(731.8)	(28.1)
Increase in accounts payable	1,033.1	1,003.1
Other accrued liabilities and operating items, net	(125.4)	(99.6)

Net cash provided by operating activities—continuing operations	217.7	261.6
Net cash provided by/(used in) operating activities—discontinued operations	(0.7)	144.4

Net cash provided by operating activities	217.0	406.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired	(559.9)	(32.0)
Proceeds from sale of property and equipment	0.1	4.8
Additions to property and equipment	(62.0)	(37.0)
Proceeds from sale of investment in CareFusion	705.9	0

Net cash provided by/(used in) investing activities—continuing operations	84.1	(64.2)
Net cash used in investing activities—discontinued operations	0.0	(9.9)

Net cash provided by/(used in) investing activities	84.1	(74.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term obligations	(0.4)	(1,134.4)
Proceeds from issuance of Common Shares	8.4	30.1
Tax disbursements from share-based compensation	(14.1)	(11.4)
Tax proceeds/(disbursements) from exercises of stock options	2.0	(6.2)
Payment of premiums for debt extinguishment	0.0	(66.4)
Dividends on Common Shares	(70.3)	(64.2)
Purchase of treasury shares	(269.8)	0.0

Net cash used in financing activities—continuing operations	(344.2)	(1,252.5)
Net cash provided by financing activities—discontinued operations	0.0	1,283.8

Net cash provided by/(used in) financing activities	(344.2)	31.3

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(43.1)	363.2
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,755.3	1,221.6

CASH AND EQUIVALENTS AT END OF PERIOD	$2,712.2	$1,584.8

SUPPLEMENTAL INFORMATION:
Non-cash investing and financing transactions for:
Retained investment in CareFusion at date of Spin-Off	$0.0	$863.1
Non-cash dividend in connection with Spin-Off	$0.0	$3,688.9

See notes to condensed consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Spin-Off of CareFusion Corporation

Effective August 31, 2009, we completed the distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation (“CareFusion”) and retained the remaining 41.4 million shares of CareFusion common stock (the “Spin-Off”). During fiscal 2010, we disposed of 10.9 million shares of CareFusion common stock. During the three months ended September 30, 2010, we disposed of our remaining 30.5 million shares of CareFusion common stock.

On July 22, 2009, we entered into a separation agreement with CareFusion to effect the Spin-Off and provide a framework for our relationship with CareFusion after the Spin-Off. In addition, on August 31, 2009, we entered into a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements with CareFusion. These agreements, including the separation agreement, provide for allocation of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-Off and govern certain relationships between CareFusion and us after the Spin-Off.

Pursuant to the transition services agreement, during the three months ended September 30, 2010 and 2009, we recognized $18.6 million and $12.7 million, respectively, in transition service fee income, which approximately offsets the costs associated with providing the transition services. Additionally, during the three months ended September 30, 2010 and 2009 we purchased $152.7 million and $107.2 million, respectively, of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between CareFusion and us.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. As of September 30, 2010, we have a $247.3 million indemnification receivable on our balance sheet related to these tax indemnifications.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. References to “we”, “our” and similar pronouns in this Form 10-Q shall be deemed to refer to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal.

Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2011 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Form 10-K”). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Recent Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This guidance is effective for fiscal years beginning after November 15, 2009. As a result of this new guidance, our committed receivables sales facility no longer qualifies as an off-balance sheet arrangement. During the three months ended September 30, 2010, we did not sell any receivables under this facility and we did not have any amounts outstanding at September 30, 2010.

In June 2009, the FASB issued new accounting guidance regarding the consolidation of variable interest entities. This guidance improves the financial reporting by enterprises involved with variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this new accounting guidance in the first quarter of fiscal 2011 did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued new guidance regarding the disclosure of fair value measurements. This guidance improves the transparency of disclosures about the use of fair value measurements in financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of certain disclosure requirements regarding gross changes in Level 3 measurements, which are not effective until fiscal years beginning after December 15, 2010. We adopted this new disclosure guidance in the third quarter of fiscal 2010 and have included the required additional disclosures in this Form 10-Q. See Note 9 for additional information.

2.	ACQUISITIONS

On July 15, 2010, we completed the acquisition of privately held Healthcare Solutions Holding, LLC (“P4 Healthcare”) for net consideration of $509.1 million in cash and certain contingent consideration. The allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition. Had the transaction occurred at the beginning of fiscal 2010, consolidated results of operations would not have differed materially from reported results. Also during the three months ended September 30, 2010, we completed another acquisition that individually was not significant.

In accordance with the agreement, the former owners of P4 Healthcare will have the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation and amortization (“EBITDA”). The contingent consideration is to be earned over four measurement periods, which span three years, and each measurement period has specific targets and payout amounts. The contingent consideration payout is limited to $150.0 million and we have estimated that its acquisition date fair value is $95.0 million.

We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The resultant probability-weighted cash flows were discounted using a rate of 6.0 percent. At each reporting date, we will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our condensed consolidated statement of earnings as acquisition related costs. Changes in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of EBITDA estimates and changes in probability assumptions with respect to the likelihood of achieving the EBITDA targets. There was no significant change in the fair value of the contingent consideration obligation from the date of acquisition through September 30, 2010.

The valuation of the acquired assets and liabilities resulted in goodwill of $375.2 million and identifiable intangible assets of $225.7 million. We identified and valued intangible assets related to trade names, customer relationships, non-compete agreements and certain other intangible assets. The detail by category of identifiable intangible assets is as follows:

Category	Amount (in millions)	Average Life (Years)
Trade names	$16.0	Indefinite
Customer relationships	163.0	4-15
Non-compete agreements	9.7	5
Other	37.0	2-10

Total intangible assets acquired	$225.7

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

Restructuring Policy

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing facilities, moving manufacturing of a product to another location or outsourcing the production of a product. Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions. A liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit, which is recognized over its future service period.

Restructuring and Employee Severance

The following table summarizes activity related to our restructuring and employee severance costs during the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010	2009
Employee related costs (1)	$0.0	$27.1
Facility exit and other costs (2)	1.8	32.5

Total restructuring and employee severance	$1.8	$59.6

(1)	Employee-Related Costs. These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility Exit and Other Costs. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

Restructuring and employee severance for the three months ended September 30, 2010 and 2009 included costs related to the following significant project:

	Three Months Ended September 30,
(in millions)	2010	2009 (1)
Spin-Off	$0.9	$49.5

(1)

During the three months ended September 30, 2009, we incurred restructuring expenses related to the Spin-Off consisting of employee-related costs, share-based compensation, costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems and other one-time transaction related costs. See Note 13 for further information regarding share-based compensation incurred in connection with the Spin-Off. Also included within these costs for the three months ended September 30, 2009 were $18.6 million of costs related to the retirement of our former Chairman and Chief Executive Officer upon completion of the Spin-Off.

In addition to the significant restructuring program discussed above, from time to time we incur costs to implement smaller restructuring efforts for specific operations within our segments. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing and distribution operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

We estimate that we will incur additional costs in future periods associated with currently anticipated restructuring activities totaling $20.5 million. These additional costs are primarily associated with the Spin-Off.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activities related to liabilities associated with our restructuring and employee severance activities during the three months ended September 30, 2010:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2010	$9.2	$7.4	$16.6
Additions	0.0	1.8	1.8
Payments and other adjustments	(4.4)	(1.2)	(5.6)

Balance at September 30, 2010	$4.8	$8.0	$12.8

4.	IMPAIRMENTS AND (GAIN)/LOSS ON SALE OF ASSETS

During the three months ended September 30, 2009, we recognized a $22.5 million impairment charge related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to net expected fair value less costs to sell. This impairment charge was reduced to $18.1 million upon completion of the sale in the third quarter of fiscal 2010. We did not recognize any material impairment charges during the three months ended September 30, 2010.

5.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

CareFusion

We are a party to a separation agreement and various other agreements relating to the Spin-Off, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements. We have determined that continuing cash flows generated by these agreements, which are expected to be eliminated within five years of the Spin-Off, do not constitute significant continuing involvement in the operations of CareFusion. Accordingly, the operating results of CareFusion are presented within discontinued operations during fiscal 2010 through the date of the Spin-Off.

For the three months ended September 30, 2010, there were no CareFusion earnings included in discontinued operations. The results of CareFusion included in discontinued operations for the three months ended September 30, 2009 are summarized as follows:

Three Months Ended September 30,
(in millions)	2009 (1)
Revenue	$592.1
Earnings before income taxes	43.7
Income tax expense	(23.6)
Earnings from discontinued operations	20.1

(1)	Reflects the results of CareFusion through August 31, 2009, the date the Spin-Off was completed.

Interest expense was allocated to historical periods considering the debt issued by CareFusion in connection with the Spin-Off and our overall debt balance. In addition, a portion of the corporate costs previously allocated to CareFusion have been reclassified to our remaining two segments: Pharmaceutical and Medical. Interest expense allocated to discontinued operations for CareFusion for the three months ended September 30, 2009 was $12.8 million. There was no interest expense allocated to discontinued operations for CareFusion for the three months ended September 30, 2010.

Cash flows from discontinued operations are presented separately on the condensed consolidated statements of cash flows.

Other

During the fourth quarter of fiscal 2007, we sold our businesses within our former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the “PTS Business”). See Note 7 of the “Notes to Consolidated Financial Statements” from our Form 8-K filed on November 16, 2009 (“FY2009 Financial Statements”) for information regarding the sale of the PTS Business. We incurred minor amounts of activity related to the PTS Business during fiscal 2010 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments.

During the fourth quarter of fiscal 2009, we committed to plans to sell the United Kingdom-based Martindale injectable manufacturing business (“Martindale”) within our Pharmaceutical segment, and Martindale met the criteria for classification as discontinued operations in our financial statements. During the three months ended June 30, 2010, we completed the sale of Martindale resulting in a pre-tax gain of $36.3 million. Accordingly, the operating results of Martindale are presented within discontinued operations for all periods presented through the date of sale.

The results of the PTS Business and Martindale included in discontinued operations for three months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended September 30,
(in millions)	2010	2009
Revenue	$0.0	$29.0
Earnings before income taxes	0.4	5.9
Income tax expense	0.0	(2.4)
Earnings from discontinued operations	0.4	3.5

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, for the three months ended September 30, 2010:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2010	$1,248.4	$957.0	$2,205.4
Goodwill acquired, net of purchase price adjustments, foreign currency translation adjustments and other (1)	378.8	27.6	406.4

Balance at September 30, 2010	$1,627.2	$984.6	$2,611.8

(1)	The increase in the Pharmaceutical segment primarily relates to the acquisition of P4 Healthcare which resulted in goodwill of $375.2 million. See Note 2 for further discussion of the acquisition of P4 Healthcare.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from two to twenty years. The detail of other intangible assets by class as of September 30, 2010 and June 30, 2010 is as follows:

	September 30, 2010			June 30, 2010
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Unamortized intangibles:
Trademarks and patents	$26.2	$0.0	$26.2	$10.2	$0.0	$10.2

Total unamortized intangibles	26.2	0.0	26.2	10.2	0.0	10.2
Amortized intangibles:
Trademarks and patents	21.9	16.2	5.7	20.3	14.1	6.2
Non-compete agreements	14.1	3.8	10.3	3.8	2.8	1.0
Customer relationships	222.5	48.8	173.7	48.4	41.1	7.3
Other	92.9	23.7	69.2	47.2	24.1	23.1

Total amortized intangibles	351.4	92.5	258.9	119.7	82.1	37.6

Total intangibles	$377.6	$92.5	$285.1	$129.9	$82.1	$47.8

7.	INCOME TAXES

Applicable accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.

The following table summarizes the balance of unrecognized tax benefits and the amount of interest and penalties as of September 30, 2010 and June 30, 2010:

(in millions)	September 30, 2010	June 30, 2010
Unrecognized tax benefits (1)	$734.9	$730.6
Portion that, if recognized, would reduce tax expense and effective tax rate	314.3	311.3
Accrued penalties and interest (2)	238.1	233.0

(1)	The full amount of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years ended June 30, 2001 through the current fiscal year. The Internal Revenue Service (“IRS”) is currently conducting audits of fiscal years 2001 through 2007. We have received proposed adjustments from the IRS related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $598.1 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $462.1 million of the total amount. We disagree with these proposed adjustments and are vigorously contesting them. We believe we are adequately reserved for the uncertain tax positions related to these matters.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months may be a decrease of approximately zero to $55.0 million excluding penalties and interest.

Generally, fluctuations in our effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and the impact of restructuring and employee severance, impairments and other discrete items. The following table summarizes the provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010 (1)	2009 (2)
Effective tax rate	30.6%	135.3%

(1)	During the three months ended September 30, 2010, the effective tax rate was favorably impacted by $28.0 million, or 6.6 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.
(2)	During the three months ended September 30, 2009, the effective tax rate was impacted by an unfavorable adjustment of $171.9 million, or 98.2 percentage points, attributable to earnings no longer indefinitely invested offshore.

8.	CONTINGENT LIABILITIES AND LITIGATION

Legal Proceedings

We become involved from time-to-time in litigation and regulatory matters incidental to our business, including governmental investigations, enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation. We do not believe that the outcome of any pending litigation will have a material adverse effect on the consolidated financial statements.

Occasionally, we may suspect that products we manufacture, market or distribute do not meet our specifications, published standards or regulatory requirements. In such circumstances, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, and action by regulators.

We accrue for contingencies related to litigation and regulatory matters. We accrue an estimated loss contingency in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals are adequate. The amount of ultimate loss may differ from these estimates.

We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.

We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (credits)/charges, net in our condensed consolidated statements of earnings.

Income Taxes

See Note 7 in this Form 10-Q and Note 9 to the consolidated financial statements in our 2010 Form 10-K for discussion of contingencies related to our income taxes.

9.	FAIR VALUE MEASUREMENTS

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of September 30, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,986.2	$0.0	$0.0	$1,986.2
Forward Contracts (2)	0.0	39.1	0.0	39.1
Other Investments (3)	79.8	0.0	0.0	79.8
Contingent Consideration (4)	0.0	0.0	(95.0)	(95.0)

Total	$2,066.0	$39.1	$(95.0)	$2,010.1

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$2,019.0	$0.0	$0.0	$2,019.0
Investment in CareFusion (5)	691.5	0.0	0.0	691.5
Forward Contracts (2)	0.0	26.2	0.0	26.2
Other Investments (3)	71.3	0.0	0.0	71.3

Total	$2,781.8	$26.2	$0.0	$2,808.0

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	The fair value of our foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows.
(3)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds are primarily comprised of large cap domestic and international equity securities. The fair value of these investments is determined using quoted market prices.
(4)	Represents the contingent consideration obligation incurred in connection with the acquisition of P4 Healthcare. The fair value of the contingent consideration obligation is determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. There was no significant change in the fair value of the contingent consideration obligation from the date of acquisition through September 30, 2010.

(5)	The fair value of our investment in CareFusion common stock is determined using the quoted market price of the security.

10.	EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010	2009
Weighted-average Common Shares–basic	348.9	359.1
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units (1)	3.0	0.0

Weighted-average Common Shares–diluted	351.9	359.1

(1)	As a result of the net loss incurred during the three months ended September 30, 2009, potential dilutive Common Shares have not been included in the denominator of the dilutive per share computation.

The following table presents the number of potentially dilutive securities that were anti-dilutive for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010	2009
Anti-dilutive securities	14.9	22.3

Shareholders’ Equity

During the three months ended September 30, 2010, we repurchased approximately $250.0 million of our Common Shares which completed the authorized amount of share repurchases available under our share repurchase program in place at September 30, 2010. We funded the repurchases with available cash. In addition, $19.8 million shares repurchased during fiscal 2010 settled during the three months ended September 30, 2010.

During the three months ended September 30, 2009, we distributed a non-cash dividend of $3,688.9 million in connection with the Spin-Off.

11.	COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010	2009
Net earnings/(loss)	$294.8	$(38.2)
Foreign currency translation adjustments	30.7	(41.4)
Net unrealized gain on derivative instruments	(2.3)	10.3
Net unrealized gain on investment in CareFusion, net of tax (1)	(61.2)	25.8

Total comprehensive income	$262.0	$(43.5)

(1)	We sold our remaining equity security investment in CareFusion and reclassified the net unrealized gain out of accumulated other comprehensive income during the three months ended September 30, 2010.

12.	SEGMENT INFORMATION

Our operations are principally managed on a products and services basis and are comprised of two reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities. With the acquisition of P4 Healthcare the Pharmaceutical segment can now assist payors in establishing clinically-based reimbursement protocols, and providing specialty physician practices with claims analytics tools.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010	2009
Segment revenue:
Pharmaceutical	$22,272.8	$22,562.3
Medical	2,169.4	2,237.0

Total segment revenue	24,442.2	24,799.3
Corporate	(4.7)	(18.6)

Total consolidated revenue	$24,437.5	$24,780.7

We evaluate the performance of the segments based upon, among other things, segment profit. Segment profit is segment revenue less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, acquisition related costs, impairments and loss on sale of assets, litigation (credits)/charges, net, and certain investment and other spending are not allocated to the segments. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. See Notes 2, 3, 4 and 8, respectively, for further discussion of our acquisition related costs, restructuring and employee severance, impairments and loss on sale of assets and litigation (credits)/charges, net. In addition, Spin-Off costs included in SG&A are not allocated to our segments. Spin-Off costs included in SG&A for the three months ended September 30,

2010 were $1.6 million. There were no Spin-Off costs included in SG&A for the three months ended September 30, 2009. The accounting policies of the segments are the same as those described in Note 1.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010	2009
Segment profit:
Pharmaceutical	$296.4	$208.4
Medical	82.9	114.9

Total segment profit	379.3	323.3
Corporate	(15.4)	(83.4)

Total consolidated operating earnings	$363.9	$239.9

13.	SHARE-BASED COMPENSATION AND SAVINGS PLANS

Share-Based Compensation

We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. Employee stock options granted under the Plans since fiscal 2008 generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the market price of the Common Shares underlying the option at the date of grant. Employee stock options granted under the Plans during fiscal 2007 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the market price of the Common Shares underlying the option at the date of grant. Employee restricted shares and restricted share units granted under the Plans since fiscal 2007 generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted shares and restricted share units accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.

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

The following table illustrates the impact of share-based compensation on reported amounts for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010	2009 (1)(2)
Operating earnings (3)	$(21.4)	$(22.0)
Earnings from continuing operations	(13.6)	(14.1)
Net earnings	(13.6)	(16.4)
Net basic earnings per Common Share	(0.04)	(0.05)
Net diluted earnings per Common Share	(0.04)	(0.05)

(1)	For the three months ended September 30, 2009, $13.4 million of share-based compensation expense related to the Spin-Off is included within restructuring and employee severance. A tax benefit of $5.3 million was recorded in connection with this charge.

(2)	For the three months ended September 30, 2009, $2.3 million of share-based compensation expense related to the Spin-Off is included within discontinued operations. A tax benefit of $1.5 million was recorded in connection with this charge.
(3)	The following table provides total share-based compensation expense by type of award for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions)	2010	2009
Restricted share and share unit expense	$(13.5)	$(11.3)
Employee stock option expense	(7.7)	(9.4)
Employee stock purchase plan expense	(0.0)	(1.1)
Stock appreciation right (income)/expense	(0.2)	(0.2)

Total share-based compensation	$(21.4)	$(22.0)

Stock Options

The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

The following summarizes all stock option transactions under the Plans from June 30, 2010 through September 30, 2010:

(in millions, except per share amounts)	Stock Options	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2010	24.1	$37.88	3.9	$56.9
Granted	4.0	31.02
Exercised	(0.3)	25.19
Canceled and forfeited	(0.3)	43.17

Balance at September 30, 2010	27.5	$37.00	4.1	$55.2

Exercisable at September 30, 2010	19.0	$40.06	3.1	$25.0

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of our Common Shares.

The following tables summarize all activity related to restricted shares and restricted share units from June 30, 2010 through September 30, 2010:

(in millions, except per share amounts)	Restricted Shares and Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2010	3.3	$33.33
Granted	1.9	30.99
Vested	(1.3)	35.99
Canceled and forfeited	(0.1)	35.10

Nonvested at September 30, 2010	3.8	$31.25

Adjustments to Stock Incentive Plans

In connection with the Spin-Off, on August 31, 2009, we adjusted share-based compensation awards granted under the Plans into awards based on our Common Shares and/or CareFusion common stock, as applicable. For purposes of the vesting of these equity awards, continued employment or service with us or with CareFusion is treated as continued employment for purposes of both our and CareFusion’s equity awards. See Note 17 to the consolidated financial statements in our fiscal 2010 Form 10-K for an explanation of these adjustments.

The adjustments to stock incentive plans were treated as a modification in accordance with share-based compensation accounting guidance and resulted in a total incremental compensation cost of $0.6 million.

The following table summarizes the share-based compensation awards outstanding as of September 30, 2010:

	Our Awards		CareFusion Awards
(in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by our employees and former employees	25.4	3.8	7.0	0.0
Held by CareFusion employees	2.1	0.0

Total	27.5	3.8

14.	SUBSEQUENT EVENTS

On November 3, 2010, our Board approved a new $750.0 million share repurchase program which expires November 30, 2013.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets as of September 30, 2010 and June 30, 2010, and for the condensed consolidated statements of earnings for the three months ended September 30, 2010 and 2009. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2010 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q, in Part 1, Item 1A of the 2010 Form 10-K and Part II, Item 1A of this Form 10-Q. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a global company serving the healthcare industry with pharmaceutical and medical products and services that help hospitals, physician offices and pharmacies reduce costs, improve safety and productivity, and deliver better care to patients. We report our financial results in two segments: Pharmaceutical and Medical.

Demand for our products and services during the three months ended September 30, 2010 led to revenue of $24.4 billion, down 1 percent compared to the prior year period. Despite the slight revenue decline, our gross margin increased 6 percent to $962 million and operating earnings increased 52 percent to $364 million. The increase in gross margin was primarily attributable to the success of our generic programs, including new generic pharmaceutical launches, and increased branded margin within our Pharmaceutical segment. The increase in gross margin was offset by declines in our Medical segment primarily due to the impact of a unique Spin-Off related item in the prior year period and an increase in commodity prices. In addition to the impact of higher gross margin, operating earnings on a comparative basis were favorably impacted by $50 million of Spin-Off restructuring costs and a $23 million asset impairment charge, both of which occurred in the three months ended September 30, 2009. Our earnings from continuing operations for the three months ended September 30, 2010 were $294 million, which includes a $75 million gain from the sale of our remaining investment in CareFusion.

Our cash and equivalents balance was $2.7 billion as of September 30, 2010, compared to $2.8 billion as of June 30, 2010. The decrease primarily resulted from acquisitions of $560 million and share repurchases of $270 million (including $20 million in fiscal 2010 repurchases settled in the first quarter 2011), offset by net cash provided by operating activities of $217 million and the sale of our remaining investment in CareFusion for $706 million.

Trends

For the remainder of fiscal 2011, we expect low single-digit growth in the primary market that our Pharmaceutical segment serves and flat market growth in the primary market that our Medical segment serves. Actual revenue growth realized in our two segments may vary from market trends based on customer gains and losses, product and customer sales mix shifts, and growth of the specific customers that we serve.

The raw material shortages we experienced through fiscal 2010 in our Pharmaceutical segment’s nuclear pharmacy services business were resolved during the three months ended September 30, 2010 and supply began to return to more normal levels.

Acquisitions

During the three months ended September 30, 2010, we completed the acquisition of P4 Healthcare for a cash payment of $509 million. The acquisition agreement also includes earn-out payments of up to $150 million over the next three years which we estimate to have an acquisition date fair value of $95 million. With this acquisition, we plan to expand our presence in specialty pharmaceutical services and distribution. P4 Healthcare’s results will be reported within our Pharmaceutical segment. See Note 2 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the P4 Healthcare acquisition.

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

Spin-Off of CareFusion Corporation

On August 31, 2009, we separated the clinical and medical products businesses from our other businesses through a pro rata distribution to shareholders of approximately 81 percent of the then outstanding shares of CareFusion common stock. We retained certain surgical and exam gloves, surgical drapes and apparel and fluid management businesses that were previously part of our clinical and medical products business. As explained in the 2010 Form 10-K and elsewhere in this Form 10-Q, the Spin-Off had a significant impact on our results of operations and financial condition.

During the three months ended September 30, 2010, we disposed of our remaining 30.5 million shares of CareFusion common stock for $706 million, which resulted in a realized gain of $75 million.

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

Pursuant to the transition services agreement, during the three months ended September 30, 2010 and 2009, we recognized $19 million and $13 million, respectively, in transition service fee income, which approximately offsets the costs associated with providing the transition services. Additionally, during the three months ended September 30, 2010 and 2009, we purchased $153 million and $107 million, respectively, of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between CareFusion and us.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes incurred prior to the Spin-Off. As of September 30, 2010, we have a $247 million indemnification receivable on our balance sheet related to this item.

Results of Operations

Revenue

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2010	2009
Pharmaceutical	(1)%	$22,272.8	$22,562.3
Medical	(3)%	2,169.4	2,237.0
Corporate	N.M.	(4.7)	(18.6)
Consolidated revenue	(1)%	$24,437.5	$24,780.7

Pharmaceutical segment

Compared to the prior year period, Pharmaceutical segment revenue was negatively impacted by losses of customers in excess of gains ($222 million). Also, revenue from existing customers was negatively impacted by the loss of sales of branded pharmaceuticals due to conversions to generic pharmaceuticals. Revenue from bulk customers decreased 8 percent due to the above factors as well as a change in the ordering pattern of some existing bulk customers. Revenue from non-bulk customers increased 6 percent.

Medical segment

Compared to the prior year period, Medical segment revenue was negatively impacted by the prior year recognition of previously deferred intercompany revenue for sales to CareFusion ($51 million). Also negatively impacting revenue was decreased volume driven by strong demand for flu-related products in the prior year ($28 million).

Cost of Products Sold

Largely due to our revenue decline, cost of products sold decreased $397 million, or 2 percent, during the three months ended September 30, 2010 compared to the prior year period. See gross margin discussion for additional drivers impacting cost of sales.

Gross Margin

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2010	2009
Gross margin	6%	$962.2	$908.8

Pharmaceutical segment

Gross margin increased $92 million compared to the prior year period primarily as a result of the factors listed below.

•

The impact of various generic pharmaceutical programs, including new generic pharmaceutical launches, increased gross margin by $61 million. Generic pharmaceutical sales programs are successfully expanding generic penetration across our retail independent pharmacy customers and retail purchasing groups.

•

Increased branded margin (exclusive of the related volume impact) had a positive impact on gross margin of $45 million. The increase was primarily due to our service level performance under distribution service agreements, pharmaceutical price appreciation and transition of certain vendors to distribution service agreements.

•	Pricing changes on renewed customer contracts (exclusive of the related volume impact) decreased gross margin by $28 million.

•	A change in estimated reserves related to distribution service agreement fees receivable from certain manufacturers also contributed $9 million to gross margin for the quarter.

Medical segment

Gross margin decreased $39 million compared to the prior year period primarily as a result of the factors listed below.

•	Increased cost of oil, oil-related and other commodities decreased gross margin by $15 million.

•	In the first quarter of fiscal 2010, we realized a one-time gain of $14 million as a result of the recognition of previously deferred intercompany revenue for sales to CareFusion.

Distribution, Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2010	2009
SG&A	1%	$591.9	$586.1

Increased SG&A during the three months ended September 30, 2010 was primarily due to the net impact of acquisitions and divestitures ($13 million) partially offset by expense efficiencies. Also included within SG&A for the three months ended September 30, 2010 were $2 million of costs related to the Spin-Off.

Segment Profit and Operating Earnings

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2010	2009
Pharmaceutical	42%	$296.4	$208.4
Medical	(28)%	82.9	114.9

Total Segment Profit	17%	379.3	323.3
Corporate	N.M.	(15.4)	(83.4)

Consolidated Operating Earnings	52%	$363.9	$239.9

Segment Profit

Pharmaceutical segment profit

The principal drivers for the increase during the three months ended September 30, 2010 compared to the prior year period were generic pharmaceutical programs and branded margin growth, offset by pricing changes on renewed customer contracts. See gross margin section above for discussion of these items. Segment profit from bulk customers as a percentage of revenue from bulk customers increased by 11 basis points and segment profit from non-bulk customers as a percentage of revenue from non-bulk customers increased by 23 basis points compared to the full year fiscal 2010 percentage. Branded margin growth impacted segment profit from both bulk and non-bulk customers and the generic pharmaceutical programs primarily impacted segment profit from non-bulk customers.

Medical segment profit

A principal driver for the decrease during the three months ended September 30, 2010 compared to the prior year period was the increased cost of raw materials associated with commodity price movements. The decrease was also due to a one-time gain recognized in the prior year of previously deferred intercompany revenue for sales to CareFusion and the decline in sales as a result of an unusual flu season.

Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A discussed above, operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions, except growth rates)	2010	2009
Restructuring and employee severance	$1.8	$59.6
Acquisition related costs	1.3	0.1
Impairments and loss on sale of assets	1.9	23.6
Litigation (credits)/charges, net	1.4	(0.5)

First Quarter Fiscal 2010

•

Restructuring and employee severance: During the three months ended September 30, 2009, restructuring and employee severance charges included $50 million of costs arising from the Spin-Off, including $19 million of costs related to the retirement of our former Chairman and Chief Executive Officer.

•

Impairments and (gain)/loss on sale of assets: We recognized an impairment charge of $23 million in the three months ended September 30, 2009 related to the write-down of SpecialtyScripts, a business within our Pharmaceutical segment. We completed the sale of SpecialtyScripts during the third quarter of fiscal 2010, which resulted in a $4 million positive adjustment to the first quarter impairment charge.

Earnings Before Income Taxes and Discontinued Operations

In addition to items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2010	2009
Other income, net	N.M.	$(7.5)	$(8.9)
Interest expense, net	(35)%	22.0	33.9
Loss on extinguishment of debt	N.M.	0.0	39.9
Gain on sale of investment in CareFusion	N.M.	(74.8)	0.0

•	Interest expense, net: The decrease in interest expense, net was due to lower levels of debt in the current year period and the favorable impact of interest rate swaps.

•

Loss on extinguishment of debt: In the prior year we recognized a pre-tax loss from the early retirement of debt in connection with the debt tender on September 27, 2009. See Note 8 of the “Notes to Consolidated Financial Statements” in our 2010 Form 10-K for further information regarding the debt tender.

•	Gain on sale of CareFusion common stock: We recognized a $75 million gain from the sale of our remaining investment in CareFusion common stock during the three months ended September 30, 2010.

Provision for Income Taxes

The following table summarizes our provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010 (1)	2009 (2)
Effective tax rate	30.6%	135.3%

(1)	During the three months ended September 30, 2010, the effective tax rate was favorably impacted by $28 million, or 6.6 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.
(2)	During the three months ended September 30, 2009, the effective tax rate was impacted by an unfavorable adjustment of $172 million, or 98.2 percentage points, attributable to earnings no longer indefinitely invested offshore. The effective tax rate was also adversely impacted by 1.7 percentage points due to the non-deductibility of certain costs related to the Spin-Off.

Ongoing Audits

We are currently subject to ongoing IRS audits of fiscal years 2001 through 2007. We have received proposed adjustments from the IRS related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $598 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $462 million of the total amount. We disagree with these proposed adjustments and are vigorously contesting them, and we believe our reserves for these matters are adequate.

Liquidity and Capital Resources

We currently believe that, based upon available capital resources (cash on hand), projected operating cash flow, and access to committed credit facilities, we have adequate access to capital resources to fund working capital needs, currently anticipated capital expenditures, business growth and expansion, contractual obligations, current and projected debt service requirements, dividends and share repurchases. During the three months ended September 30, 2010, we acquired P4 Healthcare with cash on hand. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need supplemental funding.

Capital Resources

Cash and Equivalents

Our cash and equivalents balance was $2.7 billion as of September 30, 2010, compared to $2.8 billion as of June 30, 2010. At September 30, 2010, our cash and cash equivalents were held in cash depository accounts with major banks around the world or invested in high quality, short-term liquid investments. The decrease was primarily driven by acquisitions and share repurchases, offset by net cash provided by operating activities, which is primarily driven by net earnings and working capital, and the sale of our remaining investment in CareFusion.

We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO) to evaluate our working capital performance.

	Three Months Ended September 30,
	2010	2009
Days sales outstanding	19.9	20.1
Days inventory on hand	23.8	23.1
Days payable outstanding	35.4	33.8

The change in DPO during fiscal 2011 was largely driven by a previously disclosed change in payable terms with a supplier in our Pharmaceutical segment. Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable, and payments to vendors in the regular course of business.

The cash and equivalents balance at September 30, 2010 included $313 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax by entering into intercompany loans. The previously disclosed cash held by our foreign subsidiaries does not include intercompany loans of $845 million and $262 million from our foreign entities which are currently planned to be repaid by fiscal 2013 and fiscal 2020, respectively.

Credit Facilities and Commercial Paper

Our sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program as of September 30, 2010. Our ability to access the commercial paper market is limited based on our current credit rating from Moody’s Investor Services.

Our revolving credit facility and receivables sales facility program require us to maintain a consolidated interest coverage ratio as of any fiscal quarter end of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of September 30, 2010, we were in compliance with these financial covenants.

Capital Expenditures

Capital expenditures during the three months ended September 30, 2010 and 2009 of $62 million and $37 million, respectively, primarily related to information technology projects.

Dividends

On August 4, 2010, our board of directors approved the quarterly dividend of $0.195 per share, or $0.78 per share on an annualized basis, payable on October 15, 2010 to shareholders of record on October 1, 2010.

Share Repurchases

During the three months ended September 30, 2010, we repurchased approximately $250 million of our Common Shares which completed the authorized amount of share repurchases available under our share repurchase program in place at September 30, 2010. We funded the repurchases through available cash. In addition, $20 million shares repurchased during fiscal 2010 settled during the three months ended September 30, 2010. On November 3, 2010, our Board approved a new $750 million share repurchase program which expires November 30, 2013.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2010.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources—Capital Resources” and Note 18 of “Notes to Consolidated Financial Statements” in our 2010 Form 10-K, which is incorporated herein by reference, for a discussion of off-balance sheet arrangements. As discussed in Note 1 in the “Notes to Condensed Consolidated Financial Statements”, our committed receivables sales facility no longer qualifies as an off-balance sheet arrangement as a result of FASB guidance.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

We believe that there has been no material change in the quantitative and qualitative market risks since the end of our 2010 fiscal year end.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

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

Item 1A:	Risk Factors

The risk factors in our 2010 Form 10-K include a risk factor titled “We may not be able to capture the full benefits from our minority investment in CareFusion” under the heading “Risks associated with the Spin-Off of CareFusion”. Because we disposed of our remaining shares of CareFusion stock during the quarter ended September 30, 2010, this risk factor is no longer applicable.

The risks described in our 2010 Form 10-K and in this Form 10-Q are not the only risks that we face. You should carefully consider the information in this Form 10-Q and the risk factors and other risks discussed in our 2010 Form 10-K and our filings with the SEC since June 30, 2010. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our businesses also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made of our Common Shares during the three months ended September 30, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1-31, 2010	4,324,879	$34.68	4,324,019	$100,000,000
Aug. 1-31, 2010	3,399,017	31.26	3,197,800	0
Sept. 1-30, 2010	171,589	31.79	0	0

Total	7,895,485	$33.14	7,521,819	$0

(1)	Includes 136, 145 and 2,084 Common Shares purchased in July, August and September 2010, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 724, 201,072 and 169,505 restricted shares surrendered in July, August and September 2010, respectively, by employees upon vesting to meet tax withholding.
(2)	During the three months ended September 30, 2010, we repurchased $250 million of our Common Shares ($150 million during July 2010 and $100 million during August 2010) under our $500 million share repurchase program announced on August 5, 2009. As a result, we have exhausted the amount of share repurchases authorized under this program, and we will not repurchase any additional Common Shares under this program. On November 3, 2010, our Board approved a new $750 million share repurchase program which expires November 30, 2013.

Item 6:	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 5, 2010, File No. 1-11373)

10.1	Third Amendment to Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009

10.2	Fifth Amendment, dated as of August 30, 2010, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

CARDINAL HEALTH, INC.

Date: November 8, 2010	/S/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer