Form 10-Q
period 2010-12-31
CARDINAL HEALTH INC
filed 2011-02-08
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

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

The number of Registrant’s Common Shares outstanding at the close of business on January 31, 2011 was as follows:

Common Shares, without par value: 349,750,090

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue	$25,371.8	$24,919.7	$49,809.3	$49,700.4
Cost of products sold	24,377.6	23,962.0	47,852.9	47,833.9

Gross margin	994.2	957.7	1,956.4	1,866.5
Operating expenses:
Distribution, selling, general and administrative expense	621.9	605.2	1,213.8	1,191.3
Restructuring and employee severance	2.6	10.2	4.4	69.8
Acquisition related costs	18.0	0.5	19.3	0.6
Impairments and loss on sale of assets	1.7	0.4	3.6	24.0
Litigation (credits)/charges, net	6.1	(25.4)	7.5	(25.9)

Operating earnings	343.9	366.8	707.8	606.7
Other income, net	(5.8)	(5.6)	(13.2)	(14.5)
Interest expense, net	21.9	27.4	43.9	61.3
Loss on extinguishment of debt	0.0	0.0	0.0	39.9
Gain on sale of investment in CareFusion	0.0	(20.0)	(74.8)	(20.0)

Earnings before income taxes and discontinued operations	327.8	365.0	751.9	540.0
Provision for income taxes	112.8	134.8	242.6	371.6

Earnings from continuing operations	215.0	230.2	509.3	168.4
Earnings from discontinued operations, net of tax	0.4	4.3	0.9	27.9

Net earnings	$215.4	$234.5	$510.2	$196.3

Basic earnings per Common Share:
Continuing operations	$0.62	$0.64	$1.46	$0.47
Discontinued operations	0.00	0.01	0.00	0.08

Net basic earnings per Common Share	$0.62	$0.65	$1.46	$0.55

Diluted earnings per Common Share:
Continuing operations	$0.61	$0.64	$1.45	$0.47
Discontinued operations	0.00	0.01	0.00	0.07

Net diluted earnings per Common Share	$0.61	$0.65	$1.45	$0.54

Weighted average number of Common Shares outstanding:
Basic	347.6	359.0	348.2	359.1
Diluted	350.7	361.0	351.3	361.1
Cash dividends declared per Common Share	$0.195	$0.175	$0.390	$0.350

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,348.0	$2,755.3
Trade receivables, net	5,825.3	5,170.6
Inventories	8,314.2	6,355.9
Prepaid expenses and other	789.5	637.1

Total current assets	16,277.0	14,918.9

Property and equipment, at cost	3,213.0	3,093.7
Accumulated depreciation and amortization	(1,728.2)	(1,624.9)

Property and equipment, net	1,484.8	1,468.8
Other assets:
Investment in CareFusion	0.0	691.5
Goodwill and other intangibles, net	4,282.6	2,253.2
Other	805.3	657.8

Total assets	$22,849.7	$19,990.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,778.8	$9,494.9
Current portion of long-term obligations and other short-term borrowings	289.9	233.2
Other accrued liabilities	1,562.4	1,809.5

Total current liabilities	13,631.1	11,537.6

Long-term obligations, less current portion	2,380.2	1,896.1
Deferred income taxes and other liabilities	1,417.0	1,280.4
Shareholders’ equity:
Preferred Shares, without par value:
Authorized—0.5 million shares, Issued—none	0.0	0.0
Common Shares, without par value:
Authorized—755.0 million shares, Issued— 363.6 million shares at December 31, 2010 and June 30, 2010	2,876.7	2,889.9
Retained earnings	3,023.7	2,647.2
Common Shares in treasury, at cost: 14.2 million shares and 7.2 million shares at December 31, 2010 and June 30, 2010, respectively	(518.4)	(331.0)
Accumulated other comprehensive income	39.4	70.0

Total shareholders’ equity	5,421.4	5,276.1

Total liabilities and shareholders’ equity	$22,849.7	$19,990.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$510.2	$196.3
Earnings from discontinued operations	(0.9)	(27.9)

Earnings from continuing operations	509.3	168.4
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	141.7	125.8
Loss on extinguishment of debt	0.0	39.9
Gain on sale of investment in CareFusion	(74.8)	(20.0)
Impairments and loss on sale of assets	3.6	24.0
Share-based compensation	42.4	42.1
Provision for bad debts	7.8	21.4
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	(108.5)	269.2
Increase in inventories	(1,600.3)	(1,127.2)
Increase in accounts payable	1,762.8	1,499.2
Other accrued liabilities and operating items, net	(322.9)	(259.0)

Net cash provided by operating activities—continuing operations	361.1	783.8
Net cash provided by/(used in) operating activities—discontinued operations	(0.3)	146.8

Net cash provided by operating activities	360.8	930.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired	(2,295.0)	(32.0)
Purchase of held-to-maturity investment securities	(141.0)	0.0
Proceeds from sale of property and equipment	2.8	4.3
Additions to property and equipment	(126.1)	(79.9)
Proceeds from sale of investment in CareFusion	705.9	135.0

Net cash provided by/(used in) investing activities—continuing operations	(1,853.4)	27.4
Net cash used in investing activities—discontinued operations	0.0	(9.9)

Net cash provided by/(used in) investing activities	(1,853.4)	17.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term obligations	(9.4)	(1,484.9)
Proceeds from long-term obligations, net of issuance costs	494.5	0.0
Proceeds from issuance of Common Shares	10.9	27.9
Tax disbursements from exercises of stock options	(2.9)	(6.1)
Payment of premiums for debt extinguishment	0.0	(66.4)
Dividends on Common Shares	(138.0)	(127.2)
Purchase of treasury shares	(269.8)	(50.0)

Net cash provided by/(used in) financing activities—continuing operations	85.3	(1,706.7)
Net cash provided by financing activities—discontinued operations	0.0	1,283.8

Net cash provided by/(used in) financing activities	85.3	(422.9)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(1,407.3)	525.2
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,755.3	1,221.6

CASH AND EQUIVALENTS AT END OF PERIOD	$1,348.0	$1,746.8

SUPPLEMENTAL INFORMATION:
Non-cash investing and financing transactions for:
Retained investment in CareFusion at date of Spin-Off	$0.0	$863.1
Non-cash dividend in connection with Spin-Off	$0.0	$3,688.9

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Pursuant to the transition services agreement, during the three months ended December 31, 2010 and 2009, we recognized $16.3 million and $42.5 million, respectively, in transition service fee income, which approximately offsets the costs associated with providing the transition services. During the six months ended December 31, 2010 and 2009, we recognized $34.9 million and $55.2 million, respectively, in transition service fee income. Additionally, during the three months ended December 31, 2010 and 2009 we purchased $151.0 million and $167.2 million, respectively, of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between CareFusion and us. We purchased $303.7 million and $273.5 million of CareFusion trade receivables during the six months ended December 31, 2010 and 2009, respectively.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. As of December 31, 2010, we have a $249.9 million indemnification receivable on our balance sheet related to these tax indemnifications.

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

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Form 10-K”). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Recent Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This guidance is effective for fiscal years beginning after November 15, 2009. As a result of this new guidance, our committed receivables sales facility no longer qualifies as an off-balance sheet arrangement. During the six months ended December 31, 2010, we did not sell any receivables under this facility and we did not have any amounts outstanding at December 31, 2010.

In June 2009, the FASB issued new accounting guidance regarding the consolidation of variable interest entities. This guidance improves the financial reporting by enterprises involved with variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this new accounting guidance in fiscal 2011 did not have a material impact on our financial position or results of operations.

2.	ACQUISITIONS

We completed several acquisitions during the six months ended December 31, 2010. Certain acquisitions are described in more detail below. The results of these acquisitions are included within our Pharmaceutical segment from the date of acquisition. We also completed other acquisitions during this period that were not significant, individually or in the aggregate.

Kinray

On December 21, 2010, we completed the acquisition of privately held Kinray, Inc. (“Kinray”) for $1.3 billion in an all-cash transaction. Kinray is a wholesale pharmaceutical distribution company which serves retail independent pharmacies in the New York metropolitan area. The allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition. The preliminary valuation of the acquired assets and liabilities resulted in goodwill of $1.0 billion and identifiable intangible assets of $99.0 million.

Yong Yu

On November 29, 2010, we completed the acquisition of privately held Zuellig Pharma China (“Yong Yu”) for $470.0 million including the assumption of $57.4 million in debt. Yong Yu is a wholesale pharmaceutical distribution company headquartered in Shanghai, China. The allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition. The preliminary valuation of the acquired assets and liabilities resulted in goodwill of $204.7 million and identifiable intangible assets of $94.9 million.

P4 Healthcare

On July 15, 2010, we completed the acquisition of privately held Healthcare Solutions Holding, LLC (“P4 Healthcare”) for net consideration of $506.1 million in cash and certain contingent consideration. P4 Healthcare serves key participants across the chain of specialty care including physicians, pharmaceutical companies and payors by providing essential tools, services and data to help improve the quality of patient outcomes and increase efficiency in the delivery of health care services. The allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition.

In accordance with the agreement, the former owners of P4 Healthcare have the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation and amortization (“EBITDA”). The contingent consideration is to be earned over four measurement periods, which span three years, and each measurement period has specific targets and payout amounts. The contingent consideration payout is limited to $150.0 million.

We determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The resultant probability-weighted cash flows were discounted using a rate of 6.0 percent. At each reporting date, we will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our condensed consolidated statement of earnings as acquisition related costs. Changes in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of EBITDA estimates and changes in probability assumptions with respect to the likelihood of achieving the EBITDA targets. The range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at the acquisition date. As of December 31, 2010, the fair value of the contingent consideration obligation was $95.2 million.

The preliminary valuation of the acquired assets and liabilities resulted in goodwill of $369.7 million and identifiable intangible assets of $225.7 million. We identified and valued intangible assets related to trade names, customer relationships, non-compete agreements and certain other intangible assets. The detail by category of identifiable intangible assets is as follows:

Category	Amount (in millions)	Average Life (Years)
Trade names	$16.0	Indefinite
Customer relationships	163.0	4-15
Non-compete agreements	9.7	5
Other	37.0	2-10

Total intangible assets acquired	$225.7

Acquisition Related Costs

We classify costs incurred in connection with acquisitions as acquisition related costs. These costs consist primarily of transaction costs, integration costs and changes in the fair value of contingent payments (earn-outs). Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations.

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

The following table summarizes our restructuring and employee severance costs during the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Employee related costs (1)	$1.0	$2.2	$0.8	$29.3
Facility exit and other costs (2)	1.6	8.0	3.6	40.5

Total restructuring and employee severance	$2.6	$10.2	$4.4	$69.8

(1)	Employee-Related Costs. These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility Exit and Other Costs. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

Restructuring and employee severance for the three and six months ended December 31, 2010 and 2009 included costs related to the following significant project:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009 (1)
Spin-Off	$1.1	$6.6	$2.0	$56.1

(1)	During the six months ended December 31, 2009, we incurred restructuring expenses related to the Spin-Off consisting of employee-related costs, share-based compensation, costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems, and other one-time transaction related costs. See Note 15 for further information regarding share-based compensation incurred in connection with the Spin-Off. Also included within these costs for the six months ended December 31, 2009 were $18.6 million of costs related to the retirement of our former Chairman and Chief Executive Officer upon completion of the Spin-Off.

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

We estimate that we will incur additional costs associated with currently anticipated restructuring activities totaling $11.2 million, all of which we expect to incur during the remainder of fiscal 2011. These additional costs are primarily associated with the Spin-Off.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activities related to liabilities associated with our restructuring and employee severance activities during the six months ended December 31, 2010:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2010	$9.2	$7.4	$16.6
Additions	0.8	3.6	4.4
Payments and other adjustments	(5.8)	(5.7)	(11.5)

Balance at December 31, 2010	$4.2	$5.3	$9.5

4.	IMPAIRMENTS AND (GAIN)/LOSS ON SALE OF ASSETS

During the six months ended December 31, 2009, we recognized a $20.0 million impairment charge related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to net expected fair value less costs to sell. This impairment charge was reduced to $18.1 million upon completion of the sale in the third quarter of fiscal 2010. We did not recognize any material impairment charges during the six months ended December 31, 2010.

5.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

CareFusion

We are a party to a separation agreement and various other agreements relating to the Spin-Off, including a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and certain other commercial agreements. We have determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within five years of the Spin-Off, do not constitute significant continuing involvement in the operations of CareFusion. Accordingly, the operating results of CareFusion are presented within discontinued operations for all periods presented through the date of the Spin-Off.

For the six months ended December 31, 2010 and the three months ended December 31, 2009, there were no CareFusion earnings included in discontinued operations. The results of CareFusion included in discontinued operations for the six months ended December 31, 2009 are summarized as follows:

(in millions)	Six Months Ended December 31, 2009 (1)
Revenue	$592.1
Earnings before income taxes	43.7
Income tax expense	(23.6)
Earnings from discontinued operations	20.1

(1)	Reflects the results of CareFusion through August 31, 2009, the date the Spin-Off was completed.

Interest expense was allocated to historical periods considering the debt issued by CareFusion in connection with the Spin-Off and our overall debt balance. In addition, a portion of the corporate costs previously allocated to CareFusion were reclassified to our remaining two segments. Interest expense allocated to discontinued operations for CareFusion for the six months ended December 31, 2009 was $12.8 million. There was no interest expense allocated to discontinued operations for CareFusion for the six months ended December 31, 2010 and the three months ended December 31, 2009.

Cash flows from discontinued operations are presented separately on the condensed consolidated statements of cash flows.

Other

During the fourth quarter of fiscal 2007, we sold the businesses within our former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the “PTS Business”). See Note 7 of the “Notes to Consolidated Financial Statements” from our Form 8-K filed on November 16, 2009 for information regarding the sale of the PTS Business. We incurred minor amounts of activity related to the PTS Business during fiscal 2010 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments.

During the fourth quarter of fiscal 2009, we committed to plans to sell the United Kingdom-based Martindale injectable manufacturing business (“Martindale”) within our Pharmaceutical segment, and Martindale met the criteria for classification as discontinued operations in the financial statements. During the fourth quarter of fiscal 2010, we completed the sale of Martindale for $141.3 million resulting in a pre-tax gain of $36.3 million. Accordingly, the operating results of Martindale are presented within discontinued operations for all periods presented through the date of sale.

The results of the PTS Business and Martindale included in discontinued operations for the three and six months ended December 31, 2010 and 2009 are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Revenue	$0.0	$30.9	$0.0	$59.9
Earnings before income taxes	0.4	6.7	0.9	12.6
Income tax expense	0.0	(2.4)	0.0	(4.8)
Earnings from discontinued operations	0.4	4.3	0.9	7.8

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, for the six months ended December 31, 2010:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2010	$1,248.4	$957.0	$2,205.4
Goodwill acquired, net of purchase price adjustments	1,584.4	33.0	1,617.4
Foreign currency translation adjustments and other	(0.3)	1.6	1.3

Balance at December 31, 2010	$2,832.5	$991.6	$3,824.1

The increase in the Pharmaceutical segment primarily relates to the acquisitions described in Note 2. The allocations of purchase price related to certain acquisitions are not yet finalized and are subject to adjustment as we complete the valuation analysis for these acquisitions.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from two to twenty years. The detail of other intangible assets by class as of December 31, 2010 and June 30, 2010 is as follows:

	December 31, 2010			June 30, 2010
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite life intangibles:
Trademarks and patents	$26.3	$0.0	$26.3	$10.2	$0.0	$10.2

Total indefinite life intangibles	26.3	0.0	26.3	10.2	0.0	10.2
Definite life intangibles:
Trademarks and patents	55.3	17.1	38.2	20.3	14.1	6.2
Non-compete agreements	14.1	4.4	9.7	3.8	2.8	1.0
Customer relationships	384.2	60.7	323.5	48.4	41.1	7.3
Other	86.4	25.6	60.8	47.2	24.1	23.1

Total definite life intangibles	540.0	107.8	432.2	119.7	82.1	37.6

Total intangibles	$566.3	$107.8	$458.5	$129.9	$82.1	$47.8

The increase in intangible assets primarily relates to the acquisitions described in Note 2. The allocations of purchase price related to certain acquisitions are not yet finalized and are subject to adjustment as we complete the valuation analysis for these acquisitions.

Amortization expense for the three and six months ended December 31, 2010 and 2009 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Amortization expense	$15.3	$2.6	$25.8	$6.0

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2011	2012	2013	2014	2015
Amortization expense	$57.2	$95.3	$80.0	$61.1	$38.8

7.	HELD-TO-MATURITY INVESTMENTS

As of December 31, 2010, our held-to-maturity investments included fixed income debt securities with an amortized cost of $139.4 million. The short-term portion of $33.2 million is included within prepaid expenses and other in our condensed consolidated financial statements. The long-term portion of $106.2 million is included within other long term assets in our condensed consolidated balance sheet. The held-to-maturity investments are stated at amortized cost which approximates fair value. There were no held-to-maturity investments as of June 30, 2010.

8.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

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

In December 2010, we sold $500.0 million aggregate principal amount of fixed rate notes due 2020 (“the 2020 Notes”) in a registered offering. The 2020 Notes mature on December 15, 2020. Interest on the 2020 Notes accrues at 4.625% per year payable semi-annually. The notes are unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. We used the proceeds for general corporate purposes and expect to use a portion of the proceeds to repay $220.0 million of our 6.75% Notes due 2011 at maturity on February 15, 2011.

Long-term obligations and other short-term borrowings consist of the following as of December 31, 2010 and June 30, 2010:

(in millions)	December 31, 2010	June 30, 2010
4.00% Notes due 2015	$532.9	$534.7
4.625% Notes due 2020	496.7	0.0
5.50% Notes due 2013	306.0	305.1
5.65% Notes due 2012	214.4	216.1
5.80% Notes due 2016	308.0	308.9
5.85% Notes due 2017	158.0	158.0
6.00% Notes due 2017	211.4	213.1
6.75% Notes due 2011	219.4	218.7
7.80% Debentures due 2016	37.1	44.1
7.00% Debentures due 2026	124.5	124.5
Other obligations (1)	61.7	6.1

Total	$2,670.1	$2,129.3
Less: current portion and other short-term borrowings	289.9	233.2

Long-term obligations, less current portion	$2,380.2	$1,896.1

(1)	Other obligations at December 31, 2010 included $56.7 million of short-term borrowings assumed by us in the Yong Yu acquisition.

9.	INCOME TAXES

Fluctuations in our effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and the impact of restructuring and employee severance, impairments and other discrete items. The following table summarizes the provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010 (1)	2009	2010 (1)(2)	2009 (3)
Effective tax rate	34.4%	36.9%	32.3%	68.8%

(1)	During the three and six months ended December 31, 2010, the effective tax rate was favorably impacted by net discrete items of $16.9 million and $19.6 million, or 5.2 percentage points and 2.6 percentage points, respectively, primarily attributable to the release of reserves due to the settlement of certain state tax matters and the release of a deferred tax valuation allowance related to net operating loss carryforwards.
(2)	During the six months ended December 31, 2010, the effective tax rate was favorably impacted by $28.0 million, or 3.7 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.
(3)	During the six months ended December 31, 2009, the effective tax rate was impacted by an unfavorable adjustment of $171.9 million, or 31.8 percentage points, attributable to earnings no longer indefinitely invested offshore.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.

The following table summarizes the balance of unrecognized tax benefits and the amount of interest and penalties as of December 31, 2010 and June 30, 2010:

(in millions)	December 31, 2010	June 30, 2010
Unrecognized tax benefits (1) (2)	$704.2	$730.6
Portion that, if recognized, would reduce tax expense and effective tax rate	300.2	311.3
Accrued penalties and interest (3)	238.4	233.0

(1)	The full amount of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months may be a decrease of approximately zero to $140.0 million excluding penalties and interest.
(3)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

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

10.	CONTINGENT LIABILITIES AND LITIGATION

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

Occasionally, we may suspect that products we manufacture, market or distribute do not meet product specifications, published standards or regulatory requirements. In such circumstances, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, and action by regulators.

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

Income Taxes

See Note 9 in this Form 10-Q and Note 9 to the consolidated financial statements in the 2010 Form 10-K for discussion of contingencies related to our income taxes.

11.	FAIR VALUE MEASUREMENTS

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of December 31, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$332.2	$0.0	$0.0	$332.2
Forward Contracts (2)	0.0	26.1	0.0	26.1
Other Investments (3)	84.8	0.0	0.0	84.8
Contingent Consideration (4)	0.0	0.0	(95.2)	(95.2)

Total	$417.0	$26.1	$(95.2)	$347.9

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$2,019.0	$0.0	$0.0	$2,019.0
Investment in CareFusion (5)	691.5	0.0	0.0	691.5
Forward Contracts (2)	0.0	26.2	0.0	26.2
Other Investments (3)	71.3	0.0	0.0	71.3

Total	$2,781.8	$26.2	$0.0	$2,808.0

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	The fair value of our foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows.
(3)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds are primarily comprised of large cap domestic and international equity securities. The fair value of these investments is determined using quoted market prices.
(4)	Contingent consideration represents the obligation incurred in connection with the acquisition of P4 Healthcare. The fair value of the contingent consideration obligation is determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. As of December 31, 2010 the range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at the acquisition date.
(5)	The fair value of our investment in CareFusion common stock was determined using the quoted market price of the security.

12.	EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Weighted-average Common Shares–basic	347.6	359.0	348.2	359.1
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	3.1	2.0	3.1	2.0

Weighted-average Common Shares–diluted	350.7	361.0	351.3	361.1

The following table presents the number of potentially dilutive securities that were anti-dilutive for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Anti-dilutive securities	15.6	24.7	14.9	23.0

Shareholders’ Equity

On November 3, 2010, our board of directors approved a new $750.0 million share repurchase program which expires November 30, 2013. During the three months ended December 31, 2010, we did not repurchase any of our Common Shares under this program.

During the three months ended September 30, 2010, we repurchased approximately $250.0 million of our Common Shares, which completed the authorized amount of share repurchases available under our share repurchase program in place at September 30, 2010. We funded the repurchases with available cash. In addition, $19.8 million of shares repurchased during fiscal 2010 settled during the three months ended September 30, 2010.

In connection with the Spin-Off on August 31, 2009, we issued a non-cash dividend of approximately $3.7 billion to our shareholders through the pro-rata distribution of approximately 81 percent of the CareFusion common stock.

13.	COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Net earnings	$215.4	$234.5	$510.2	$196.3
Foreign currency translation adjustments	2.5	3.6	33.2	(37.8)
Net unrealized gain/(loss) on derivative instruments	(0.3)	2.4	(2.6)	15.0
Net unrealized gain/(loss) on investment in CareFusion, net of tax (1)	0.0	117.5	(61.2)	141.0

Total comprehensive income	$217.6	$358.0	$479.6	$314.5

(1)	We sold our remaining investment in CareFusion and reclassified the net unrealized gain out of accumulated other comprehensive income during the three months ended September 30, 2010.

14.	SEGMENT INFORMATION

Our operations are principally managed on a products and services basis and are comprised of two reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities. The results of the acquisitions of Kinray, Yong Yu and P4 Healthcare are included within our Pharmaceutical segment from the date of acquisition. See Note 2 for a description of these acquisitions.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Segment revenue:
Pharmaceutical	$23,167.8	$22,694.7	$45,440.6	$45,257.0
Medical	2,208.8	2,232.4	4,378.2	4,469.4

Total segment revenue	25,376.6	24,927.1	49,818.8	49,726.4
Corporate	(4.8)	(7.4)	(9.5)	(26.0)

Total consolidated revenue	$25,371.8	$24,919.7	$49,809.3	$49,700.4

We evaluate the performance of the segments based upon segment profit, among other measures. Segment profit is segment revenue less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment

SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and hospital sales. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, acquisition related costs, impairments and loss on sale of assets, litigation (credits)/charges, net, and certain investment and other spending are not allocated to the segments. Investment spending generally includes the first year costs for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. See Notes 2, 3, 4 and 10, respectively, for further discussion of our acquisition related costs, restructuring and employee severance, impairments and loss on sale of assets and litigation (credits)/charges, net. In addition, Spin-Off costs included in SG&A are not allocated to our segments. Spin-Off costs included in SG&A for the three months ended December 31, 2010 and 2009 were $5.1 million and $5.3 million, respectively. Spin-Off costs included in SG&A for the six months ended December 31, 2010 and 2009 were $6.7 million and $5.3 million respectively. The accounting policies of the segments are the same as those described in Note 1.

The following table shows segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Segment profit:
Pharmaceutical	$289.4	$259.6	$585.8	$468.0
Medical	102.3	102.5	185.2	217.4

Total segment profit	391.7	362.1	771.0	685.4
Corporate	(47.8)	4.7	(63.2)	(78.7)

Total consolidated operating earnings	$343.9	$366.8	$707.8	$606.7

15.	SHARE-BASED COMPENSATION AND SAVINGS PLANS

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

The compensation expense recognized for all share-based compensation awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period. We classify share-based compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees. However, as described in Note 3, certain share-based compensation incurred in connection with the Spin-Off is classified within restructuring and employee severance.

The following table provides total share-based compensation expense by type of award for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009 (1)(3)	2010	2009 (2)(3)
Restricted share and share unit expense	$13.6	$11.5	$27.1	$22.8
Employee stock option expense	6.9	8.2	14.6	17.6
Employee stock purchase plan expense	0.0	0.0	0.0	1.1
Stock appreciation right expense	0.5	0.4	0.7	0.6

Total share-based compensation (4)	$21.0	$20.1	$42.4	$42.1

(1)	Share-based compensation expense charged to restructuring and employee severance related to the Spin-Off was approximately $13.4 million, net of tax benefits of $5.3 million, during the three months ended December 31, 2009.
(2)	Share-based compensation expense charged to restructuring and employee severance related to the Spin-Off was approximately $15.1 million, net of tax benefits of $6.0 million, during the six months ended December 31, 2009.
(3)	Share-based compensation expense charged to discontinued operations was approximately $2.3 million, net of tax benefits of $1.5 million, during the three and six months ended December 31, 2009.
(4)	The tax benefit related to share-based compensation expense was $7.7 million and $7.3 million for the three months ended December 31, 2010 and 2009, respectively, and $15.4 million and $15.1 million for the six months ended December 31, 2010 and 2009, respectively.

Stock Options

The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

The following table summarizes all stock option transactions under the Plans from June 30, 2010 through December 31, 2010:

(in millions, except per share amounts and years)	Stock Options	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2010	24.1	$37.88	3.9	$56.9
Granted	4.1	31.07
Exercised	(0.9)	27.55
Canceled and forfeited	(1.6)	44.52

Balance at December 31, 2010	25.7	$36.78	4.0	$128.7

Exercisable at December 31, 2010	17.4	$39.95	3.0	$59.0

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of our Common Shares.

The following table summarizes all activity related to restricted shares and restricted share units from June 30, 2010 through December 31, 2010:

(in millions, except per share amounts)	Restricted Shares and Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2010	3.3	$33.33
Granted	2.0	30.57
Vested	(1.4)	35.93
Canceled and forfeited	(0.1)	33.08

Unvested at December 31, 2010	3.8	$31.02

Adjustments to Stock Incentive Plans

In connection with the Spin-Off, on August 31, 2009, we adjusted share-based compensation awards granted under the Plans into awards based on our Common Shares and/or CareFusion common stock, as applicable. For purposes of the vesting of these equity awards, continued employment or service with us or with CareFusion is treated as continued employment for purposes of both our and CareFusion’s equity awards. See Note 17 to the consolidated financial statements in the 2010 Form 10-K for an explanation of these adjustments.

The adjustments to stock incentive plans were treated as a modification in accordance with share-based compensation accounting guidance and resulted in a total incremental compensation cost of $0.6 million.

The following table summarizes the share-based compensation awards outstanding as of December 31, 2010:

	Our Awards		CareFusion Awards
(in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by our employees and former employees	23.9	3.8	6.5	0.0
Held by CareFusion employees	1.8	0.0

Total	25.7	3.8

Item  2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets as of December 31, 2010 and June 30, 2010, and for the condensed consolidated statements of earnings for the three and six month periods ended December 31, 2010 and 2009. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2010 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q, Part 1, Item 1A of the 2010 Form 10-K and Part II, Item 1A of this Form 10-Q. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a global company serving the healthcare industry with pharmaceutical and medical products and services that help hospitals, physician offices and pharmacies reduce costs, improve safety and productivity, and deliver better care to patients. We report our financial results in two segments: Pharmaceutical and Medical.

Demand for our products and services during the three and six months ended December 31, 2010 led to revenue of $25.4 billion and $49.8 billion, up 2 percent and flat, respectively, compared to the same periods in the prior year. Our Pharmaceutical segment performed well with 11 percent and 25 percent segment profit growth for the three and six months ended December 31 2010, respectively, primarily as a result of new generic launches and our generic pharmaceutical selling and sourcing programs. Segment profit for our Medical segment was flat for the three months ended December 31, 2010 and down 15 percent for the six months ended December 31, 2010 primarily due to the price of commodities and a strong flu season in the prior year. Consolidated earnings from continuing operations decreased 7 percent for the three months ended December 31, 2010 and increased 202 percent for the six months ended December 31, 2010. Results in the prior year six-month period were adversely affected by costs relating to the Spin-Off of CareFusion.

Our cash and equivalents balance was $1.3 billion as of December 31, 2010, compared to $2.8 billion as of June 30, 2010. The decrease primarily resulted from the use of $2.3 billion for acquisitions partially offset by the sale of our remaining investment in CareFusion ($706 million) and net proceeds from the issuance of long-term obligations ($495 million).

Trends

For the remainder of fiscal 2011, we expect low single-digit growth in the primary markets that our Pharmaceutical segment serves and flat growth in the primary markets that our Medical segment serves. Actual revenue growth realized in our two segments may vary from market trends based on customer gains and losses, product and customer sales mix shifts, and growth of the specific customers that we serve.

Within our Pharmaceutical segment, for the remainder of fiscal 2011 we expect branded pharmaceutical inflation to be consistent with our historical trends. However, generic deflation for the first half of fiscal 2011 has been lower than historical trends.

Within our Medical segment, we expect variability in the cost of raw materials such as oil, oil-related, latex, cotton and other commodities to have a negative impact on cost of products sold for the remainder of fiscal 2011.

The raw material shortages we experienced through fiscal 2010 in our Pharmaceutical segment’s nuclear pharmacy services business were resolved during the three months ended September 30, 2010 and supply has returned to normal levels.

Acquisitions

During the three months ended December 31, 2010, we completed the acquisition of Kinray for a cash payment of $1.3 billion. Kinray has annual sales of over $3.5 billion and its results are reported within our Pharmaceutical segment. With this acquisition, we expanded the ability of our pharmaceutical distribution business to serve retail independent pharmacies in the northeastern United States.

During the three months ended December 31, 2010, we completed the acquisition of Yong Yu, a leading health care distribution business in China, for $470 million including the assumption of $57 million in debt. Yong Yu has annual sales of approximately $1 billion and its results are reported within our Pharmaceutical segment. With this acquisition, we have entered the pharmaceutical distribution market in China, which is expected to grow significantly faster than the market in the United States over the next few years.

During the three months ended September 30, 2010, we completed the acquisition of P4 Healthcare for a cash payment of $506 million. The acquisition agreement also includes earn-out payments of up to $150 million over the next three years which we estimate to have a current fair value of $95 million. P4 Healthcare’s results are reported within our Pharmaceutical segment. With this acquisition, we are expanding our presence in specialty pharmaceutical services and distribution.

Collectively, we expect these acquisitions to be slightly accretive to earnings in the second half of fiscal 2011.

See Note 2 in the “Notes to Condensed Consolidated Financial Statements” for additional information on the Kinray, Yong Yu, and P4 Healthcare acquisitions.

Spin-Off of CareFusion

Effective August 31, 2009, we completed the distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion and retained the remaining 41.4 million shares of CareFusion common stock. During fiscal 2010, we disposed of 10.9 million shares of CareFusion common stock. During the three months ended September 30, 2010, we disposed of our remaining 30.5 million shares of CareFusion common stock.

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

Pursuant to the transition services agreement, during the three months ended December 31, 2010 and 2009, we recognized $16 million and $43 million, respectively, in transition service fee income. During the six months ended December 31, 2010 and 2009, we recognized $35 million and $55 million, respectively in transition service fee income. The transition service fee income approximately offsets the costs associated with providing the transition services. Additionally, during the three months ended December 31, 2010 and 2009, we purchased $151 million and $167 million, respectively, of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between CareFusion and us. We purchased $304 million and $274 million of CareFusion trade receivables during the six months ended December 31, 2010 and 2009, respectively.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. As of December 31, 2010, we have a $250 million indemnification receivable on our balance sheet related to these tax indemnifications.

Results of Operations

Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2010	2009	Change	2010	2009
Pharmaceutical	2%	$23,167.8	$22,694.7	—	$45,440.6	$45,257.0
Medical	(1)%	2,208.8	2,232.4	(2)%	4,378.2	4,469.4

Total segment revenue	2%	25,376.6	24,927.1	—	49,818.8	49,726.4
Corporate	N.M.	(4.8)	(7.4)	N.M.	(9.5)	(26.0)

Consolidated revenue	2%	$25,371.8	$24,919.7	—	$49,809.3	$49,700.4

Pharmaceutical segment

Revenue for the three and six months ended December 31, 2010 compared to the prior year periods was positively impacted by sales to existing customers ($265 million and $209 million, respectively) and acquisitions, net of divestitures ($205 million and $170 million, respectively). For the six months ended December 31, 2010, Pharmaceutical revenue was negatively impacted by losses of customers in excess of gains ($223 million). For the six months ended December 31, 2010, revenue from bulk customers decreased 5 percent as a result of the loss of sales of branded pharmaceuticals due to conversions to generic pharmaceuticals as well as a change in the ordering pattern of some existing bulk customers. Revenue from non-bulk customers increased 6 percent for the six months ended December 31, 2010. All Yong Yu revenue has been classified as non-bulk.

Medical segment

Revenue for the three and six months ended December 31, 2010 compared to the prior year periods was negatively impacted by losses of customers in excess of gains ($74 million and $132 million, respectively) and decreased volume as a result of strong demand for flu-related products in the prior year periods ($22 million and $50 million, respectively). Revenue was positively impacted by increased volume from existing customers ($91 million and $156 million, respectively). Revenue for the six months ended December 31, 2010 compared to the prior year period was negatively impacted by the prior year recognition of previously deferred intercompany revenue for sales to CareFusion ($51 million) in the first quarter of fiscal 2010.

Cost of Products Sold

In line with our overall revenue increase, during the three and six months ended December 31, 2010, cost of products sold increased $416 million, or 2 percent, and $19 million, or less than 1 percent, respectively, compared to the prior year periods. See gross margin discussion for additional drivers impacting cost of products sold.

Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2010	2009	Change	2010	2009
Gross margin	4%	$994.2	$957.7	5%	$1,956.4	$1,866.5

Pharmaceutical segment

Gross margin for the three and six months ended December 31, 2010 compared to the prior year periods increased $54 million and $146 million, respectively, primarily as a result of the factors listed below.

•

The impact of various generic pharmaceutical sales and sourcing programs and new generic pharmaceutical launches increased gross margin by $54 million and $104 million for the three and six month periods, respectively. Generic pharmaceutical sales and sourcing programs are successfully expanding generic penetration.

•

Customer pricing changes including rebates (exclusive of the related volume impact) adversely impacted gross margin by $43 million and $70 million for the three and six month periods, respectively. However, the margins earned from vendors often offset the discounts or rebates given to customers.

•	For the three months ended December 31, 2010, acquisitions, net of divestitures, positively impacted gross margin by $39 million.

•

For the six months ended December 31, 2010, increased branded margin (exclusive of the related volume impact) had a positive impact on gross margin of $41 million. The increase was primarily due to our performance under distribution service agreements and the transition of certain vendors to distribution service agreements.

Medical segment

Gross margin for the three and six months ended December 31, 2010 compared to the prior year periods decreased $12 million and $50 million, respectively, primarily as a result of the factors listed below.

•

For the three and six months ended December 31, 2010, increased cost of oil, oil-related, latex and other commodities used in our self-manufactured and private brand products decreased gross margin by $18 million and $33 million, respectively.

•	In the first quarter of fiscal 2010, we realized a one-time gain of $14 million as a result of the recognition of previously deferred intercompany revenue for sales to CareFusion.

Distribution, Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2010	2009	Change	2010	2009
SG&A	3%	$621.9	$605.2	2%	$1,213.8	$1,191.3

The increase in SG&A during the three and six months ended December 31, 2010 compared to the prior year periods was primarily due to acquisitions, net of divestitures ($25 million and $37 million, respectively), partially offset by cost reductions which included a $12 million decrease in performance-based employer contributions to our 401(k) Savings Plan for both the three and six month periods. Also included within SG&A for the three and six months ended December 31, 2010 were $5 million and $7 million, respectively, of costs related to the Spin-Off.

Segment Profit and Operating Earnings

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2010	2009	Change	2010	2009
Pharmaceutical	11%	$289.4	$259.6	25%	$585.8	$468.0
Medical	—	102.3	102.5	(15)%	185.2	217.4

Total Segment Profit	8%	391.7	362.1	12%	771.0	685.4
Corporate	N.M.	(47.8)	4.7	N.M.	(63.2)	(78.7)

Consolidated Operating Earnings	(6)%	$343.9	$366.8	17%	$707.8	$606.7

Segment Profit

Pharmaceutical segment profit

The principal drivers for the increase during the three and six months ended December 31, 2010 compared to the prior year periods were new generic launches, generic pharmaceutical sales and sourcing programs and the positive impact of acquisitions offset by customer pricing changes. Also positively impacting the six months ended December 31, 2010 was branded margin growth. See the gross margin section above for discussion of these items. For the six months ended December 31, 2010, segment profit from non-bulk customers as a percentage of revenue from non-bulk customers increased by 24 basis points compared to the full year fiscal 2010 percentages. The generic pharmaceutical items discussed above primarily impacted segment profit from non-bulk customers.

Medical segment profit

Results for the three and six months ended December 31, 2010 compared to the prior year periods were adversely affected by increased cost of raw materials used in our self-manufactured and private brand products and a strong demand for flu-related products in the prior year periods. Results for the three months ended December 31, 2010 were benefited by cost reductions. Results for the six months ended December 31, 2010 also were adversely affected by a one-time gain recognized in the prior year related to previously deferred intercompany revenue for sales to CareFusion.

Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A discussed above, operating earnings were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2010	2009	2010	2009
Restructuring and employee severance	$2.6	$10.2	$4.4	$69.8
Acquisition related costs	18.0	0.5	19.3	0.6
Impairments and loss on sale of assets	1.7	0.4	3.6	24.0
Litigation (credits)/charges, net	6.1	(25.4)	7.5	(25.9)

Restructuring and employee severance

During the three and six months ended December 31, 2009, restructuring and employee severance charges included $7 million and $56 million, respectively, of costs arising from the Spin-Off, including $19 million of costs for the six months ended December 31, 2009 related to the retirement of our former Chairman and Chief Executive Officer.

Acquisition related costs

During the three and six months ended December 31, 2010, acquisition related costs included $17 million and $19 million, respectively, related to the Kinray, Yong Yu and P4 Healthcare acquisitions.

Impairments and loss on sale of assets

During the six months ended December 31, 2009, we recognized an impairment charge of $20 million related to the write-down of SpecialtyScripts, a business within our Pharmaceutical segment. We completed the sale of SpecialtyScripts during the third quarter of fiscal 2010, which resulted in a $2 million positive adjustment to the first quarter impairment charge.

Litigation (credits)/charges, net

During the three and six months ended December 31, 2009, we recognized $(26) million in litigation (credits)/charges, net for insurance proceeds released from escrow following the resolution of litigation against certain of our directors and officers.

Earnings Before Income Taxes and Discontinued Operations

In addition to items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2010	2009	Change	2010	2009
Other income, net	3%	$(5.8)	$(5.6)	(9)%	$(13.2)	$(14.5)
Interest expense, net	(20)%	21.9	27.4	(28)%	43.9	61.3
Loss on extinguishment of debt	N.M.	—	—	N.M.	—	39.9
Gain on sale of investment in CareFusion	N.M.	—	(20.0)	N.M.	(74.8)	(20.0)

Interest expense, net

The decrease in interest expense, net for the six months ended December 31, 2010 was due to lower levels of debt in the current year period. Interest rate swaps also had a favorable impact on interest expense, net. The December 2010 debt offering did not have a significant impact on interest expense, net for the three or six months ended December 31, 2010.

Loss on extinguishment of debt

In the prior year we recognized a $40 million loss from the early retirement of debt in connection with the debt tender on September 27, 2009.

Gain on sale of CareFusion common stock

We recognized a $75 million gain from the sale of our remaining investment in CareFusion common stock during the six months ended December 31, 2010. We recognized a $20 million gain from the sale of CareFusion common stock during the three and six months ended December 31, 2009.

Provision for Income Taxes

The following table summarizes our provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010 (1)	2009	2010 (1) (2)	2009 (3)
Effective tax rate	34.4%	36.9%	32.3%	68.8%

(1)	During the three and six months ended December 31, 2010, the effective tax rate was favorably impacted by net discrete items of $17 million and $20 million, or 5.2 percentage points and 2.6 percentage points, respectively, primarily attributable to the release of reserves due to the settlement of certain state tax matters and the release of a deferred tax valuation allowance related to net operating loss carryforwards.
(2)	During the six months ended December 31, 2010, the effective tax rate was favorably impacted by $28 million, or 3.7 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.
(3)	During the six months ended December 31, 2009, the effective tax rate was impacted by an unfavorable adjustment of $172 million, or 31.8 percentage points, attributable to earnings no longer indefinitely invested offshore.

Ongoing Audits

The IRS currently has ongoing audits of fiscal years 2001 through 2007. We have received proposed adjustments from the IRS related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $598 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $462 million of the total amount. We disagree with these proposed adjustments and intend to vigorously contest them and we believe our reserves for these matters are adequate.

Liquidity and Capital Resources

We currently believe that, based upon available capital resources (cash on hand), projected operating cash flow, and access to committed credit facilities, we have adequate capital resources to fund working capital needs, currently anticipated capital expenditures, business growth and expansion, contractual obligations, current and projected debt service requirements, dividends and share repurchases. During the six months ended December 31, 2010, we acquired Kinray, Yong Yu and P4 Healthcare with cash on hand. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need supplemental funding.

Capital Resources

Cash and Equivalents

Our cash and equivalents balance was $1.3 billion as of December 31, 2010, compared to $2.8 billion as of June 30, 2010. At December 31, 2010, our cash and cash equivalents were held in cash depository accounts with major banks around the world or invested in high quality, short-term liquid investments. The decrease was primarily driven by acquisitions, offset by net cash provided by operating activities (which is primarily driven by net earnings and working capital), the sale of our remaining investment in CareFusion, and the net proceeds from the issuance of long-term obligations.

We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO) to evaluate our working capital performance.

	December 31,
	2010	2009
Days sales outstanding	19.7	17.5
Days inventory on hand	27.0	26.8
Days payable outstanding	38.3	35.5

The change in DSO was driven by a lower trade receivables balance in the prior year period due to the timing of certain shipments and the impact of acquisitions. The change in DPO during fiscal 2011 was largely driven by a previously disclosed change in payable terms with a supplier in our Pharmaceutical segment and acquisitions. Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable, and payments to vendors in the regular course of business.

The cash and equivalents balance at December 31, 2010 included $148 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax by entering into intercompany loans. The previously disclosed cash held by our foreign subsidiaries does not include intercompany loans of $845 million and $255 million from our foreign entities which are currently planned to be repaid by fiscal 2013 and fiscal 2020, respectively.

Credit Facilities and Commercial Paper

Our sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility. During the three months ended December 31, 2010, we renewed the terms of the committed receivables sales facility and, as a result, extended the program until November 9, 2012. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility as of December 31, 2010. Our ability to access the commercial paper market is limited based on our current credit rating from Moody’s Investor Services.

Our revolving credit facility and committed receivables sales facility require us to maintain a consolidated interest coverage ratio as of any fiscal quarter end of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of December 31, 2010, we were in compliance with these financial covenants.

Held-to-Maturity Investments

We hold high quality investment grade held-to-maturity fixed income debt securities with an amortized cost basis of $139 million as of December 31, 2010. These investments vary in maturity date, ranging from seven months to two years, and all pay interest semi-annually.

Long-Term Obligations

In December 2010, we sold $500 million of fixed rate notes due 2020 in a registered offering. The 2020 Notes mature on December 15, 2020 and accrue interest at 4.625% per year payable semi-annually. We used the proceeds for general corporate purposes and expect to use a portion for the repayment of $220 million of our 6.75% Notes due February 2011 at maturity on February 15, 2011.

Capital Expenditures

Capital expenditures during the six months ended December 31, 2010 and 2009 were $126 million and $80 million, respectively, primarily related to information technology projects.

Dividends

On November 3, 2010, our board of directors approved the quarterly dividend of $0.195 per share, or $0.78 per share on an annualized basis, payable on January 15, 2011 to shareholders of record on January 1, 2011.

Share Repurchases

During the three months ended September 30, 2010, we repurchased approximately $250 million of our Common Shares, which completed the authorized amount of share repurchases available under our share repurchase program in place at September 30, 2010. We funded the repurchases through available cash. In addition, $20 million of shares repurchased during fiscal 2010 settled during the three months ended September 30, 2010. On November 3, 2010, our board of directors approved a new $750 million share repurchase program which expires November 30, 2013. We have not repurchased any of our Common Shares under this program.

Contractual Obligations

Other than the issuance of the 2020 Notes, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2010.

Off-Balance Sheet Arrangements

See “Liquidity and Capital Resources—Capital Resources” and Note 18 of “Notes to Consolidated Financial Statements” in the 2010 Form 10-K, which is incorporated herein by reference, for a discussion of off-balance sheet arrangements. As discussed in Note 1 in the “Notes to Condensed Consolidated Financial Statements”, our committed receivables sales facility no longer qualifies as an off-balance sheet arrangement as a result of FASB guidance.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

We believe that there has been no material change in the quantitative and qualitative market risks since the end of our 2010 fiscal year end.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors in the 2010 Form 10-K include a risk factor titled “We may not be able to capture the full benefits from our minority investment in CareFusion” under the heading “Risks associated with the Spin-Off of CareFusion”. Because we disposed of our remaining shares of CareFusion stock, this risk factor is no longer applicable.

The risk factors in the 2010 Form 10-K include a risk factor titled “Our global operations are subject to a number of economic, political and regulatory risks.” We recently acquired Yong Yu, a leading healthcare distribution business in China, in addition to our operations in North America, Latin America, Europe, and Asia Pacific. Our global operations, including Yong Yu, are subject to the risks described in that risk factor.

The risk factors in the 2010 Form 10-K include a risk factor titled “Acquisitions are not always as successful as we expect them to be.” We recently acquired Kinray and Yong Yu. These acquisitions are subject to the risks described in that risk factor.

The risks described in the 2010 Form 10-K and in this Form 10-Q are not the only risks that we face. You should carefully consider the information in this Form 10-Q and the risk factors and other risks discussed in the 2010 Form 10-K and our filings with the SEC since June 30, 2010. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our businesses also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made of our Common Shares during the three months ended December 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2010	2,707	$33.68	—	$0
November 1-30, 2010	157	34.92	—	750,000,000
December 1-31, 2010	1,824	37.90	—	750,000,000

Total	4,688	$35.36	—	$750,000,000

(1)	Includes 149, 138 and 192 Common Shares purchased in October, November and December 2010, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 2,558, 19 and 1,632 restricted shares surrendered in October, November and December 2010, respectively, by employees upon vesting to meet tax withholding.
(2)	On November 3, 2010, our board of directors approved a new $750 million share repurchase program which expires on November 30, 2013. During the three months ended December 31, 2010, we did not repurchase any of our Common Shares under this program.

Item 6:	Exhibits

Exhibit Number	Exhibit Description
2.1	Stock Purchase Agreement, dated November 17, 2010, by and among Kinray, Inc., Stewart J. Rahr Revocable Trust and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 18, 2010)

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

Exhibit Number	Exhibit Description
3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 5, 2010)

10.1	Third Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.2	Sixth Amendment, dated as of November 9, 2010, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010)

10.3	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Cardinal Health Website

We use our website as a channel of distribution for material information about us. Important information, including news releases, earnings and analyst presentations and financial information regarding us is routinely posted and accessible on the Investors page at www.cardinalhealth.com. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases, SEC filings and certain other information on our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL HEALTH, INC.

Date: February 8, 2011	/S/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer