Form 10-Q
period 2011-03-31
CARDINAL HEALTH INC
filed 2011-05-06
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

The number of Registrant’s Common Shares outstanding at the close of business on April 30, 2011 was as follows:

Common Shares, without par value: 350,586,487

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in millions, except per Common Share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue	$26,071.4	$24,342.8	$75,880.7	$74,043.2
Cost of products sold	24,909.2	23,332.7	72,762.0	71,166.6

Gross margin	1,162.2	1,010.1	3,118.7	2,876.6
Operating expenses:
Distribution, selling, general and administrative expense	697.3	628.6	1,911.1	1,819.8
Restructuring and employee severance	6.2	14.4	10.6	84.3
Acquisition related costs	2.5	(0.5)	21.8	0.1
Impairments and loss on sale of assets	4.6	4.2	8.2	28.2
Litigation (credits)/charges, net	4.3	(2.9)	11.9	(28.8)

Operating earnings	447.3	366.3	1,155.1	973.0
Other income, net	(6.2)	(1.4)	(19.4)	(15.7)
Interest expense, net	25.1	27.7	69.0	88.9
Loss on extinguishment of debt	0.0	0.0	0.0	39.9
(Gain)/loss on sale of investment in CareFusion	3.3	(23.2)	(71.5)	(43.3)

Earnings before income taxes and discontinued operations	425.1	363.2	1,177.0	903.2
Provision for income taxes	175.6	138.4	418.2	510.0

Earnings from continuing operations	249.5	224.8	758.8	393.2
Earnings/(loss) from discontinued operations, net of tax	(3.5)	(2.4)	(2.5)	25.5

Net earnings	$246.0	$222.4	$756.3	$418.7

Basic earnings/(loss) per Common Share:
Continuing operations	$0.72	$0.63	$2.18	$1.10
Discontinued operations	(0.01)	(0.01)	(0.01)	0.07

Net basic earnings per Common Share	$0.71	$0.62	$2.17	$1.17

Diluted earnings/(loss) per Common Share:
Continuing operations	$0.71	$0.62	$2.16	$1.09
Discontinued operations	(0.01)	(0.01)	(0.01)	0.07

Net diluted earnings per Common Share	$0.70	$0.61	$2.15	$1.16

Weighted average number of Common Shares outstanding:
Basic	348.5	358.7	348.3	359.0
Diluted	352.9	361.8	351.8	361.2
Cash dividends declared per Common Share	$0.195	$0.175	$0.585	$0.525

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,961.8	$2,755.3
Trade receivables, net	6,282.5	5,170.6
Inventories	7,717.7	6,355.9
Prepaid expenses and other	723.4	637.1

Total current assets	16,685.4	14,918.9

Property and equipment, at cost	3,288.3	3,093.7
Accumulated depreciation and amortization	(1,818.5)	(1,624.9)

Property and equipment, net	1,469.8	1,468.8
Other assets:
Investment in CareFusion	0.0	691.5
Goodwill and other intangibles, net	4,265.7	2,253.2
Other	775.9	657.8

Total assets	$23,196.8	$19,990.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,961.5	$9,494.9
Current portion of long-term obligations and other short-term borrowings	113.7	233.2
Other accrued liabilities	1,685.9	1,809.5

Total current liabilities	13,761.1	11,537.6

Long-term obligations, less current portion	2,362.1	1,896.1
Deferred income taxes and other liabilities	1,416.8	1,280.4
Shareholders’ equity:
Preferred Shares, without par value:
Authorized—0.5 million shares, Issued—none	0.0	0.0
Common Shares, without par value:
Authorized—755.0 million shares, Issued— 363.6 million shares at March 31, 2011 and June 30, 2010	2,887.1	2,889.9
Retained earnings	3,189.8	2,647.2
Common Shares in treasury, at cost: 13.3 million shares and 7.2 million shares at March 31, 2011 and June 30, 2010, respectively	(487.2)	(331.0)
Accumulated other comprehensive income	67.1	70.0

Total shareholders’ equity	5,656.8	5,276.1

Total liabilities and shareholders’ equity	$23,196.8	$19,990.2

See notes to condensed consolidated financial statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$756.3	$418.7
(Earnings)/ loss from discontinued operations	2.5	(25.5)

Earnings from continuing operations	758.8	393.2
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	239.2	194.4
Loss on extinguishment of debt	0.0	39.9
Gain on sale of investment in CareFusion	(71.5)	(43.3)
Impairments and loss on sale of assets	8.2	28.2
Share-based compensation	60.4	79.0
Provision for bad debts	22.2	33.2
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(578.9)	(365.4)
Increase in inventories	(1,048.1)	(381.1)
Increase in accounts payable	1,986.4	1,722.7
Other accrued liabilities and operating items, net	(101.4)	(38.8)

Net cash provided by operating activities—continuing operations	1,275.3	1,662.0
Net cash provided by/(used in) operating activities—discontinued operations	(0.5)	147.9

Net cash provided by operating activities	1,274.8	1,809.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	(2,295.0)	(19.2)
Purchase of held-to-maturity investment securities	(155.6)	0.0
Proceeds from sale of property and equipment	2.9	5.8
Additions to property and equipment	(186.0)	(141.8)
Proceeds from sale of investment in CareFusion	705.9	270.7

Net cash provided by/(used in) investing activities—continuing operations	(1,927.8)	115.5
Net cash used in investing activities—discontinued operations	0.0	(9.9)

Net cash provided by/(used in) investing activities	(1,927.8)	105.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	41.5	0.0
Reduction of long-term obligations	(228.1)	(1,485.2)
Proceeds from long-term obligations, net of issuance costs	494.5	0.0
Issuance of Common Shares	36.0	24.5
Tax disbursements from exercises of stock options	(8.7)	(14.8)
Payment of premiums for debt extinguishment	0.0	(66.4)
Dividends on Common Shares	(205.9)	(190.2)
Purchase of treasury shares	(269.8)	(50.0)

Net cash used in financing activities—continuing operations	(140.5)	(1,782.1)
Net cash provided by financing activities—discontinued operations	0.0	1,283.8

Net cash used in financing activities	(140.5)	(498.3)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(793.5)	1,417.2
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,755.3	1,221.6

CASH AND EQUIVALENTS AT END OF PERIOD	$1,961.8	$2,638.8

SUPPLEMENTAL INFORMATION:
Non-cash investing and financing transactions for:
Retained investment in CareFusion at date of Spin-Off	$0.0	$860.4
Non-cash dividend in connection with Spin-Off	$0.0	$3,703.8

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Pursuant to the transition services agreement, during the three months ended March 31, 2011 and 2010, we recognized $15.0 million and $22.3 million, respectively, in transition service fee income, which approximately offsets the costs associated with providing the transition services. During the nine months ended March 31, 2011 and 2010, we recognized $49.9 million and $77.5 million, respectively, in transition service fee income. Additionally, during the three months ended March 31, 2011 and 2010 we purchased $156.7 million and $165.4 million, respectively, of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between CareFusion and us. We purchased $460.4 million and $438.9 million of CareFusion trade receivables during the nine months ended March 31, 2011 and 2010, respectively.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. As of March 31, 2011, we have a $256.5 million indemnification receivable on our balance sheet related to these tax indemnifications.

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

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Form 10-K”). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Recent Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This guidance is effective for fiscal years beginning after November 15, 2009. As a result of this new guidance, our committed receivables sales facility no longer qualifies as an off-balance sheet arrangement. We did not have any amounts outstanding under this facility at March 31, 2011 or June 30, 2010.

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

We completed several acquisitions during the nine months ended March 31, 2011, the most significant of which are described in more detail below. The results of these acquisitions are included within our Pharmaceutical segment from the date of acquisition. We also completed other acquisitions during this period that were not significant, individually or in the aggregate. The valuation of identifiable intangible assets utilizes significant not observable inputs and thus represents a Level 3 fair value measurement.

Kinray

On December 21, 2010, we completed the acquisition of privately held Kinray, Inc. (“Kinray”) for $1.3 billion in an all-cash transaction. Kinray is a wholesale pharmaceutical distribution company which serves retail independent pharmacies primarily in the New York metropolitan area. The allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition. The preliminary valuation of the acquired assets and liabilities resulted in goodwill of $1.0 billion and identifiable intangible assets of $82.7 million.

Yong Yu

On November 29, 2010, we completed the acquisition of privately held Zuellig Pharma China (“Yong Yu”) for $470.0 million including the assumption of $57.4 million in debt. Yong Yu is a health care distribution business headquartered in Shanghai, China. The allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition. The preliminary valuation of the acquired assets and liabilities resulted in goodwill of $204.7 million and identifiable intangible assets of $94.9 million.

P4 Healthcare

On July 15, 2010, we completed the acquisition of privately held Healthcare Solutions Holding, LLC (“P4 Healthcare”) for $506.1 million in cash and certain contingent consideration. P4 Healthcare serves key participants across the chain of specialty care including physicians, pharmaceutical companies and payors by providing essential tools, services and data to help improve the quality of patient outcomes and increase efficiency in the delivery of health care services. The allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition.

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

We determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. The resultant probability-weighted cash flows were discounted using a rate of 6.0 percent. At each reporting date, we will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our condensed consolidated statement of earnings as acquisition related costs. Changes in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of EBITDA estimates and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. The range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at the acquisition date; however, future progress toward achieving the EBITDA targets for the remaining measurement periods may or may not be adequate. Failure to make adequate progress could increase the probability of not achieving the targets within the measurement periods and result in a material reduction in the fair value of the contingent consideration. The fair value of the contingent consideration obligation was $91.6 million as of March 31, 2011 versus $95.2 million as of December 31, 2010. The $3.6 million decrease in the contingent consideration liability primarily reflects actual performance through the first measurement period.

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

Acquisition Related Costs

We classify costs incurred in connection with acquisitions as acquisition related costs. These costs consist primarily of transaction costs, integration costs and changes in the fair value of contingent payments. Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations.

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

The following table summarizes our restructuring and employee severance costs during the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Employee related costs (1)	$4.3	$3.4	$5.1	$32.7
Facility exit and other costs (2)	1.9	11.0	5.5	51.6

Total restructuring and employee severance	$6.2	$14.4	$10.6	$84.3

(1)	Employee-Related Costs. These costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility Exit and Other Costs. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

Restructuring and employee severance for the three and nine months ended March 31, 2011 and 2010 included costs related to the following significant project:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010 (1)
Spin-Off	$3.1	$3.3	$5.1	$59.4

(1)	During the nine months ended March 31, 2010, we incurred restructuring expenses related to the Spin-Off consisting of employee-related costs, share-based compensation, costs to evaluate and execute the transaction, costs to separate certain functions and information technology systems, and other one-time transaction related costs. See Note 16 for further information regarding share-based compensation incurred in connection with the Spin-Off. Also included within these costs for the nine months ended March 31, 2010 were $18.6 million of costs related to the retirement of our former Chairman and Chief Executive Officer upon completion of the Spin-Off.

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

We estimate that we will incur additional costs associated with currently anticipated restructuring activities totaling $9.9 million, all of which we expect to incur by the end of fiscal 2012. These additional costs are primarily associated with the Spin-Off.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes changes related to liabilities associated with our restructuring and employee severance activities during the nine months ended March 31, 2011:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2010	$9.2	$7.4	$16.6
Additions	5.1	5.5	10.6
Payments and other adjustments	(7.1)	(8.0)	(15.1)

Balance at March 31, 2011	$7.2	$4.9	$12.1

4.	IMPAIRMENTS AND LOSS ON SALE OF ASSETS

During the nine months ended March 31, 2010, we recognized an $18.1 million impairment charge related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to net expected fair value less costs to sell. We did not recognize any material impairment charges during the nine months ended March 31, 2011.

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

For the three and nine months ended March 31, 2011, we recognized $3.3 million of income tax expense within discontinued operations related to CareFusion. The results of CareFusion included in discontinued operations for the three and nine months ended March 31, 2010 are summarized as follows:

(in millions)	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010 (1)
Revenue	$0.0	$592.1
Earnings before income taxes	0.0	43.7
Income tax expense	(4.7)	(28.3)
Earnings/(loss) from discontinued operations	(4.7)	15.4

(1)	Reflects the results of CareFusion through August 31, 2009, the date the Spin-Off was completed, and changes in certain estimates made at the time of the Spin-Off.

Interest expense was allocated to historical periods considering the debt issued by CareFusion in connection with the Spin-Off and our overall debt balance. In addition, a portion of the corporate costs previously allocated to CareFusion were reclassified to our remaining two segments. Interest expense allocated to discontinued operations for CareFusion for the nine months ended March 31, 2010 was $12.8 million. There was no interest expense allocated to discontinued operations for CareFusion for the nine months ended March 31, 2011 and the three months ended March 31, 2010.

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

The results of the PTS Business and Martindale included in discontinued operations for the three and nine months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Revenue	$0.0	$27.5	$0.0	$87.4
Earnings/(loss) before income taxes	(0.2)	4.6	0.8	17.3
Income tax expense	0.0	(2.3)	0.0	(7.2)
Earnings/(loss) from discontinued operations	(0.2)	2.3	0.8	10.1

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, for the nine months ended March 31, 2011:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2010	$1,248.4	$957.0	$2,205.4
Goodwill acquired, net of purchase price adjustments	1,610.4	33.0	1,643.4
Foreign currency translation adjustments and other	(0.7)	3.4	2.7

Balance at March 31, 2011	$2,858.1	$993.4	$3,851.5

The increase in the Pharmaceutical segment primarily relates to the acquisitions described in Note 2. The allocations of purchase price related to certain acquisitions are not yet finalized and are subject to adjustment as we complete the valuation analysis for these acquisitions.

Intangible Assets

Intangible assets with definite lives are amortized over their useful lives which range from two to twenty years. The detail of other intangible assets by class as of March 31, 2011 and June 30, 2010 is as follows:

	March 31, 2011			June 30, 2010
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite life intangibles:
Trademarks and patents	$26.4	$0.0	$26.4	$10.2	$0.0	$10.2

Total indefinite life intangibles	26.4	0.0	26.4	10.2	0.0	10.2
Definite life intangibles:
Trademarks and patents	55.2	20.5	34.7	20.3	14.1	6.2
Non-compete agreements	14.1	5.0	9.1	3.8	2.8	1.0
Customer relationships	368.1	82.9	285.2	48.4	41.1	7.3
Other	86.4	27.6	58.8	47.2	24.1	23.1

Total definite life intangibles	523.8	136.0	387.8	119.7	82.1	37.6

Total intangibles	$550.2	$136.0	$414.2	$129.9	$82.1	$47.8

The increase in intangible assets primarily relates to the acquisitions described in Note 2. The allocations of purchase price related to certain acquisitions are not yet finalized and are subject to adjustment as we complete the valuation analysis for these acquisitions.

Amortization expense for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Amortization expense	$28.1	$2.7	$53.9	$8.7

Amortization expense for the remainder of fiscal year 2011 and the next four fiscal years is estimated to be:

(in millions)	2011	2012	2013	2014	2015
Amortization expense (1)	$27.8	$94.8	$70.8	$55.3	$39.0

(1)	The allocations of purchase price related to certain acquisitions are not yet finalized and are subject to adjustment as we complete the valuation analysis for these acquisitions. As such, estimates of future amortization expense could change upon finalization of those valuation analyses.

7.	HELD-TO-MATURITY INVESTMENTS

As of March 31, 2011, our held-to-maturity investments included fixed income debt securities with an amortized cost of $152.8 million. The short-term portion of $56.8 million is included within prepaid expenses and other in our condensed consolidated balance sheet. The long-term portion of $96.0 million is included within other long-term assets in our condensed consolidated balance sheet. These investments vary in maturity date, ranging from two months to two years, and all pay interest semi-annually. The held-to-maturity investments are stated at amortized cost which approximates fair value. There were no held-to-maturity investments as of June 30, 2010.

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

In December 2010, we sold $500.0 million aggregate principal amount of fixed rate notes due 2020 (“the 2020 Notes”) in a registered offering. The 2020 Notes mature on December 15, 2020. Interest on the 2020 Notes accrues at 4.625% per year payable semi-annually. The notes are unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. We used the proceeds for general corporate purposes and to repay $219.7 million of our 6.75% Notes due 2011 on February 15, 2011.

Long-term obligations and other short-term borrowings consist of the following as of March 31, 2011 and June 30, 2010:

(in millions)	March 31, 2011	June 30, 2010
4.00% Notes due 2015	$525.2	$534.7
4.625% Notes due 2020	492.6	0.0
5.50% Notes due 2013	303.7	305.1
5.65% Notes due 2012	212.4	216.1
5.80% Notes due 2016	307.4	308.9
5.85% Notes due 2017	158.0	158.0
6.00% Notes due 2017	210.5	213.1
6.75% Notes due 2011	0.0	218.7
7.80% Debentures due 2016	37.1	44.1
7.00% Debentures due 2026	124.5	124.5
Other obligations	104.4	6.1

Total	$2,475.8	$2,129.3
Less: current portion and other short-term borrowings	113.7	233.2

Long-term obligations, less current portion	$2,362.1	$1,896.1

9.	INCOME TAXES

Fluctuations in our effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and the impact of restructuring and employee severance, acquisition related costs, litigation settlements, impairment charges and other discrete items. The following table summarizes the provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011 (1)	2010 (2)	2011 (3)	2010 (4)
Effective tax rate	41.3%	38.1%	35.5%	56.5%

(1)	During the three months ended March 31, 2011, the effective tax rate was impacted by net unfavorable discrete items of $16.5 million, or 3.9 percentage points. These discrete items are primarily attributable to changes in state tax rules and deferred tax rate changes in certain foreign and state jurisdictions.
(2)	During the three months ended March 31, 2010, the effective tax rate was impacted by net unfavorable discrete items of $9 million, or 2.5 percentage points. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits and establishing a deferred tax asset valuation allowance related to a foreign entity. These unfavorable items were partially offset by the favorable impact of foreign and domestic audit settlements, and the release of a domestic deferred tax valuation allowance related to loss carryovers.
(3)	During the nine months ended March 31, 2011, the effective tax rate was favorably impacted by $26.8 million, or 2.3 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.
(4)	During the nine months ended March 31, 2010, the effective tax rate was impacted by an unfavorable adjustment of $171.9 million, or 19.0 percentage points, attributable to earnings no longer indefinitely invested offshore.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.

The following table summarizes the balance of unrecognized tax benefits and the amount of interest and penalties as of March 31, 2011 and June 30, 2010:

(in millions)	March 31, 2011	June 30, 2010
Unrecognized tax benefits (1) (2)	$710.7	$730.6
Portion that, if recognized, would reduce tax expense and effective tax rate	302.5	311.3
Accrued penalties and interest (3)	248.7	233.0

(1)	The full amount of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional taxes, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months may be a decrease of approximately zero to $160.0 million excluding penalties and interest.
(3)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years ended June 30, 2001 through the current fiscal year. The Internal Revenue Service (“IRS”) is currently conducting audits of fiscal years 2001 through 2007. We have received proposed adjustments from the IRS for fiscal years 2003 through 2005 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $598.1 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $462.1 million of the total amount. We disagree with these proposed adjustments and are vigorously contesting them. We believe we are adequately reserved for the uncertain tax positions related to these matters.

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

Insurance Proceeds

In the nine months ended March 31, 2010, we recognized $27.2 million of income related to insurance proceeds released from escrow following the resolution of a previously disclosed and settled securities and derivative litigation against certain of our directors and officers. This amount is comprised of $25.7 million received from directors and officers’ insurance policies recognized in litigation (credits)/charges, net and $1.5 million of accrued interest income recognized in interest expense, net.

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of March 31, 2011:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,178.1	$0.0	$0.0	$1,178.1
Forward Contracts (2)	0.0	11.7	0.0	11.7
Other Investments (3)	80.0	0.0	0.0	80.0
Contingent Consideration (4)	0.0	0.0	(91.6)	(91.6)

Total	$1,258.1	$11.7	$(91.6)	$1,178.2

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$2,019.0	$0.0	$0.0	$2,019.0
Investment in CareFusion (5)	691.5	0.0	0.0	691.5
Forward Contracts (2)	0.0	26.2	0.0	26.2
Other Investments (3)	71.3	0.0	0.0	71.3

Total	$2,781.8	$26.2	$0.0	$2,808.0

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	The fair value of our foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows.
(3)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds are primarily comprised of large cap domestic and international equity securities. The fair value of these investments is determined using quoted market prices.
(4)	Contingent consideration represents the obligation incurred in connection with the acquisition of P4 Healthcare. The fair value of the contingent consideration obligation is determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the timing and likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. As of March 31, 2011 the range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at the acquisition date; however, future progress toward achieving the EBITDA targets for the remaining measurement periods may or may not be adequate. Failure to make adequate progress could increase the probability of not achieving the targets within the measurement periods and result in a material reduction in the fair value of the contingent consideration. See Note 2 for additional information regarding the contingent consideration related to the P4 Healthcare acquisition.
(5)	The fair value of our investment in CareFusion common stock was determined using the quoted market price of the security.

12.	EARNINGS PER SHARE

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Weighted-average Common Shares–basic	348.5	358.7	348.3	359.0
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	4.4	3.1	3.5	2.2

Weighted-average Common Shares–diluted	352.9	361.8	351.8	361.2

The following table presents the number of potentially dilutive securities that were anti-dilutive for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Anti-dilutive securities	10.6	13.5	11.8	22.9

13.	SHAREHOLDERS’ EQUITY

On November 3, 2010, our board of directors approved a new $750.0 million share repurchase program which expires November 30, 2013. During the nine months ended March 31, 2011, we did not repurchase any of our Common Shares under this program.

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

14.	COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Net earnings	$246.0	$222.4	$756.3	$418.7
Foreign currency translation adjustments	28.4	(37.5)	61.6	(75.3)
Net unrealized gain/(loss) on derivative instruments	(0.7)	2.4	(3.3)	17.4
Net unrealized gain/(loss) on investment in CareFusion, net of tax (1)	0.0	6.9	(61.2)	147.9

Total comprehensive income	$273.7	$194.2	$753.4	$508.7

(1)	We sold our remaining investment in CareFusion and reclassified the net unrealized gain out of accumulated other comprehensive income during the three months ended September 30, 2010.

15.	SEGMENT INFORMATION

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

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Segment revenue:
Pharmaceutical	$23,845.3	$22,226.2	$69,285.8	$67,483.2
Medical	2,231.4	2,122.7	6,609.6	6,592.2

Total segment revenue	26,076.7	24,348.9	75,895.4	74,075.4
Corporate	(5.3)	(6.1)	(14.7)	(32.2)

Total consolidated revenue	$26,071.4	$24,342.8	$75,880.7	$74,043.2

We evaluate the performance of the segments based upon segment profit, among other measures. Segment profit is segment revenue less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and compliance, and certain shared executive sales and customer service. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, acquisition related costs, impairments and loss on sale of assets, litigation (credits)/charges, net, and certain investment and other spending are not allocated to the segments. Investment spending generally includes the first year costs for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. Investment spending within Corporate was $5.1 million and $8.5 million for the three and nine months ended March 31, 2011, respectively, compared to $8.9 million and $16.1 million for the three and nine months ended March 31, 2010, respectively. See Notes 2, 3, 4 and 10, respectively, for further discussion of our acquisition related costs, restructuring and employee severance, impairments and loss on sale of assets and litigation (credits)/charges, net. In addition, Spin-Off costs included in SG&A are not allocated to our segments. Spin-Off costs included in SG&A for the three months ended March 31, 2011 and 2010 were $0.7 million and $3.9 million, respectively. Spin-Off costs included in SG&A for the nine months ended March 31, 2011 and 2010 were $7.4 million and $9.2 million respectively. The accounting policies of the segments are the same as those described in Note 1.

The following table shows segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Segment profit:
Pharmaceutical	$384.2	$306.7	$970.1	$774.8
Medical	107.2	107.8	292.4	325.2

Total segment profit	491.4	414.5	1,262.5	1,100.0
Corporate	(44.1)	(48.2)	(107.4)	(127.0)

Total consolidated operating earnings	$447.3	$366.3	$1,155.1	$973 .0

16.	SHARE-BASED COMPENSATION AND SAVINGS PLANS

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

The following table provides total share-based compensation expense by type of award for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010 (1)	2011	2010 (2)(3)
Restricted share and share unit expense	$12.1	$13.1	$39.3	$43.7
Employee stock option expense	5.5	8.2	20.1	33.2
Employee stock purchase plan expense	0.0	0.0	0.0	1.1
Stock appreciation right expense	0.4	0.4	1.0	1.0

Total share-based compensation (4) (5)	$18.0	$21.7	$60.4	$79.0

(1)	Share-based compensation expense charged to restructuring and employee severance related to the Spin-Off was approximately $0.4 million, net of tax benefits of $0.2 million, during the three months ended March 31, 2010.
(2)	Share-based compensation expense charged to restructuring and employee severance related to the Spin-Off was approximately $9.9 million, net of tax benefits of $5.7 million, during the nine months ended March 31, 2010.
(3)	Share-based compensation expense charged to discontinued operations was approximately $2.3 million, net of tax benefits of $1.5 million, during the nine months ended March 31, 2010.
(4)	The tax benefit related to share-based compensation expense was $6.5 million and $22.0 million for the three and nine months ended March 31, 2011.
(5)	The tax benefit related to share-based compensation expense was $8.0 million and $28.6 million for the three and nine months ended March 31, 2010.

Stock Options

The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

The following table summarizes all stock option transactions under the Plans from June 30, 2010 through March 31, 2011:

(in millions, except per share amounts and years)	Stock Options	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2010	24.1	$37.88	3.9	$56.9
Granted	4.1	31.07
Exercised	(1.8)	28.74
Canceled and forfeited	(2.1)	43.63

Balance at March 31, 2011	24.3	$36.96	3.8	$158.9

Exercisable at March 31, 2011	16.2	$40.44	2.8	$68.8

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of our Common Shares.

The following table summarizes all activity related to restricted shares and restricted share units from June 30, 2010 through March 31, 2011:

(in millions, except per share amounts)	Restricted Shares and Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2010	3.3	$33.33
Granted	2.0	31.39
Vested	(1.4)	36.12
Canceled and forfeited	(0.2)	32.54

Unvested at March 31, 2011	3.7	$31.32

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

The following table summarizes the share-based compensation awards outstanding as of March 31, 2011:

	Our Awards		CareFusion Awards
(in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by our employees and former employees	22.7	3.7	6.2	0.0
Held by CareFusion employees	1.6	0.0

Total	24.3	3.7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets as of March 31, 2011 and June 30, 2010, and for the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 2011 and 2010. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2010 Form 10-K.

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

Demand for our products and services during the three and nine months ended March 31, 2011 led to revenue of $26.1 billion and $75.9 billion, up 7 percent and 2 percent, respectively, compared to the same periods in the prior year. Our Pharmaceutical segment performed well with 25 percent segment profit growth for both the three and nine months ended March 31, 2011 primarily as a result of strong performance from our generic programs and recent acquisitions. Segment profit for our Medical segment was down 1 percent for the three months ended March 31, 2011 and down 10 percent for the nine months ended March 31, 2011 primarily due to rising commodity prices.

Consolidated earnings from continuing operations increased 11 percent and 93 percent for the three and nine months ended March 31, 2011, respectively, compared to the same periods in the prior year. Results in the prior year nine-month period were adversely affected by costs relating to the Spin-Off of CareFusion.

Our cash and equivalents balance was $2.0 billion as of March 31, 2011, compared to $2.8 billion as of June 30, 2010. The decrease primarily resulted from the use of $2.3 billion for acquisitions partially offset by net cash provided by operations ($1.3 billion) and the sale of our remaining investment in CareFusion ($706 million).

Trends

For the remainder of fiscal 2011, we expect low single-digit growth in the primary markets that our Pharmaceutical segment serves and demand in the primary markets that our Medical segment serves to be flat. Actual revenue growth realized in our two segments may vary from market trends based on acquisitions, customer gains and losses, product and customer sales mix shifts, and growth of the specific customers that we serve.

Within our Pharmaceutical segment, for the remainder of fiscal 2011 we expect branded pharmaceutical inflation to be consistent with, or slightly higher than, our historical trends. However, generic deflation year-to-date for fiscal 2011 has been lower than historical trends.

Within our Medical segment, we expect variability in the cost of raw materials such as oil, oil-related, latex, synthetic rubber, cotton and other commodities to have a negative impact on cost of products sold for the remainder of fiscal 2011.

Acquisitions

During the three months ended December 31, 2010, we completed the acquisition of Kinray for a cash payment of $1.3 billion. Kinray has annual sales of over $3.5 billion and its results are reported within our Pharmaceutical segment. This acquisition expanded the ability of our pharmaceutical distribution business to serve retail independent pharmacies in the northeastern United States.

During the three months ended December 31, 2010, we completed the acquisition of Yong Yu, a leading health care distribution business in China, for $470 million including the assumption of $57 million in debt. Yong Yu has annual sales of approximately $1.0 billion and its results are reported within our Pharmaceutical segment. With this acquisition, we entered the pharmaceutical distribution market in China, which is expected to grow significantly faster than the market in the United States over the next few years.

During the three months ended September 30, 2010, we completed the acquisition of P4 Healthcare for a cash payment of $506 million. The acquisition agreement also includes earn-out payments of up to $150 million over the next three years which we estimate to have a current fair value of $92 million. P4 Healthcare’s results are reported within our Pharmaceutical segment. With this acquisition, we are expanding our presence in specialty pharmaceutical services and distribution.

Collectively, for the three and nine months ended March 31, 2011, the acquisitions increased revenues by $1.2 billion and $1.5 billion, respectively, and operating earnings by $18 million and $34 million, respectively, compared to the same periods in the prior year.

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

Pursuant to the transition services agreement, during the three months ended March 31, 2011 and 2010, we recognized $15 million and $22 million, respectively, in transition service fee income. During the nine months ended March 31, 2011 and 2010, we recognized $50 million and $78 million, respectively in transition service fee income. The transition service fee income approximately offsets the costs associated with providing the transition services. Additionally, during the three months ended March 31, 2011 and 2010, we purchased $157 million and $165 million, respectively, of CareFusion trade receivables pursuant to an accounts receivable factoring arrangement between CareFusion and us. We purchased $460 million and $439 million of CareFusion trade receivables during the nine months ended March 31, 2011 and 2010, respectively.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. As of March 31, 2011, we have a $257 million indemnification receivable on our balance sheet related to these tax indemnifications.

Results of Operations

Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
Pharmaceutical	7%	$23,845.3	$22,226.2	3%	$69,285.8	$67,483.2
Medical	5%	2,231.4	2,122.7	—	6,609.6	6,592.2

Total segment revenue	7%	26,076.7	24,348.9	2%	75,895.4	74,075.4
Corporate	N.M.	(5.3)	(6.1)	N.M.	(14.7)	(32.2)

Consolidated revenue	7%	$26,071.4	$24,342.8	2%	$75,880.7	$74,043.2

Pharmaceutical segment

Revenue for the three and nine months ended March 31, 2011 compared to the prior year periods was positively impacted by acquisitions, net of divestitures ($1.2 billion and $1.4 billion, respectively) and sales to existing customers ($477 million and $686 million, respectively). For the nine months ended March 31, 2011, Pharmaceutical revenue was negatively impacted by losses of customers in excess of gains ($239 million). For the nine months ended March 31, 2011, revenue from bulk customers decreased 6 percent as a result of the reduction in sales of branded pharmaceuticals due to conversions to generic pharmaceuticals as well as a shift in shipments of certain national chain customers to non-bulk from bulk. Revenue from non-bulk customers increased 11 percent for the nine months ended March 31, 2011 primarily due to the previously mentioned shift in shipments and acquisitions. Kinray, Yong Yu and P4 Healthcare revenue has been classified as non-bulk.

Medical segment

Revenue for the three and nine months ended March 31, 2011 compared to the prior year periods was positively impacted by increased volume from existing customers ($104 million and $260 million, respectively) and negatively impacted by losses of customers in excess of gains ($36 million and $168 million, respectively). Revenue for the nine months ended March 31, 2011 compared to the prior year period was negatively impacted by the prior year recognition of previously deferred intercompany revenue for sales to CareFusion ($51 million) in the first quarter of fiscal 2010 and decreased volume as a result of strong demand for flu-related products in the prior year period ($46 million).

Cost of Products Sold

In line with our overall revenue increase, during the three and nine months ended March 31, 2011, cost of products sold increased $1.6 billion, or 7 percent, and $1.6 billion, or 2 percent, respectively, compared to the prior year periods. See gross margin discussion for additional drivers impacting cost of products sold.

Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
Gross margin	15%	$1,162.2	$1,010.1	8%	$3,118.7	$2,876.6

Pharmaceutical segment

Gross margin for the three and nine months ended March 31, 2011 compared to the prior year periods increased $152 million and $298 million, respectively, primarily as a result of the factors listed below.

•

The impact of various generic pharmaceutical sales and sourcing programs and new generic pharmaceutical launches increased gross margin by $70 million and $173 million for the three and nine month periods, respectively.

•	For the three and nine months ended March 31, 2011, acquisitions, net of divestitures, positively impacted gross margin by $77 million and $124 million, respectively.

•

For the three and nine months ended March 31, 2011, increased branded margin (exclusive of the related volume impact) had a positive impact on gross margin of $9 million and $58 million, respectively. The increase was primarily due to our performance under distribution service agreements and the transition of certain vendors to distribution service agreements.

•

Customer pricing changes including rebates (exclusive of the related volume impact) adversely impacted gross margin by $26 million and $96 million for the three and nine month periods, respectively. The adverse impact of these customer pricing changes is partially offset and impacted by product mix, sourcing programs and other sources of margin.

Medical segment

Gross margin was flat for the three months ended March 31, 2011 and decreased $51 million for the nine months ended March 31, 2011 compared to the prior year periods primarily as a result of the factors listed below.

•

For the three and nine months ended March 31, 2011, increased cost of oil, oil-related, latex, synthetic rubber and other commodities used in our self-manufactured and private brand products decreased gross margin by $12 million and $45 million, respectively.

•	For the three and nine months ended March 31, 2011, increased volume from existing customers positively impacted gross margin by $18 million and $33 million, respectively.

•

Unfavorable product sales mix, customer pricing changes and customer rebates negatively impacted gross margin by $9 million and $20 million for the three and nine months ended March 31, 2011, respectively.

•	In the first quarter of fiscal 2010, we realized a one-time gain of $14 million as a result of the recognition of previously deferred intercompany revenue for sales to CareFusion.

Distribution, Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
SG&A	11%	$697.3	$628.6	5%	$1,911.1	$1,819.8

The increase in SG&A during the three and nine months ended March 31, 2011 compared to the prior year periods was primarily due to acquisitions, net of divestitures ($61 million and $99 million, respectively), which included amortization of intangible assets relating to Kinray, Yong Yu and P4 Healthcare. Also included within SG&A were costs related to the Spin-Off of $1 million and $7 million for the three and nine months ended March 31, 2011, respectively, and $4 million and $9 million for the three and nine months ended March 31, 2010, respectively.

Segment Profit and Operating Earnings

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
Pharmaceutical	25%	$384.2	$306.7	25%	$970.1	$774.8
Medical	(1)%	107.2	107.8	(10)%	292.4	325.2

Total Segment Profit	19%	491.4	414.5	15%	1,262.5	1,100.0
Corporate	N.M.	(44.1)	(48.2)	N.M.	(107.4)	(127.0)

Consolidated Operating Earnings	22%	$447.3	$366.3	19%	$1,155.1	$973.0

Segment Profit

Pharmaceutical segment profit

The principal drivers for the increase during the three and nine months ended March 31, 2011 compared to the prior year periods were new generic launches, generic pharmaceutical sales and sourcing programs, the positive impact of acquisitions and branded margin growth offset by previously announced customer pricing changes. See the gross margin section above for discussion of these items. For the nine months ended March 31, 2011, segment profit from non-bulk customers as a percentage of revenue from non-bulk customers increased by 31 basis points compared to the full year fiscal 2010 percentage. The generic pharmaceutical items and acquisitions discussed above primarily impacted segment profit from non-bulk customers.

Medical segment profit

Results for the three and nine months ended March 31, 2011 compared to the prior year periods were adversely affected by increased cost of commodities used in our self-manufactured and private brand products and customer pricing changes partially offset by increased volume to existing customers. Results also were dampened by differences in product mix due to somewhat sluggish surgical procedure volumes. Results for the nine months ended March 31, 2010 were positively affected by the one-time gain related to previously deferred intercompany revenue for sales to CareFusion.

Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A discussed above, operating earnings were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2011	2010	2011	2010
Restructuring and employee severance	$6.2	$14.4	$10.6	$84.3
Acquisition related costs	2.5	(0.5)	21.8	0.1
Impairments and loss on sale of assets	4.6	4.2	8.2	28.2
Litigation (credits)/charges, net	4.3	(2.9)	11.9	(28.8)

Restructuring and employee severance

During the three and nine months ended March 31, 2010, restructuring and employee severance charges included $3 million and $59 million, respectively, of costs arising from the Spin-Off, including $19 million of costs for the nine months ended March 31, 2010 related to the retirement of our former Chairman and Chief Executive Officer.

Acquisition related costs

During the three and nine months ended March 31, 2011, net acquisition related costs included $2 million and $21 million, respectively, related to the Kinray, Yong Yu and P4 Healthcare acquisitions. The costs were partially offset by $4 million as a result of a decrease in the contingent consideration liability relating to the P4 Healthcare acquisition during the three and nine months ended March 31, 2011, which primarily reflects actual performance through the first measurement period. Future progress toward achieving the EBITDA targets for the remaining measurement periods may or may not be adequate. Failure to make adequate progress could increase the probability of not achieving the targets within the measurement periods and result in a material reduction in the fair value of the contingent consideration.

Impairments and loss on sale of assets

During the nine months ended March 31, 2010, we recognized an impairment charge of $18 million related to the write-down of SpecialtyScripts, a business within our Pharmaceutical segment, to net expected fair value less costs to sell. We completed the sale of SpecialtyScripts during the third quarter of fiscal 2010.

Litigation (credits)/charges, net

During the nine months ended March 31, 2010, we recognized $26 million in litigation credits for insurance proceeds released from escrow following the resolution of litigation against certain of our directors and officers.

Earnings Before Income Taxes and Discontinued Operations

In addition to items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
Other income, net	N.M.	$(6.2)	$(1.4)	23%	$(19.4)	$(15.7)
Interest expense, net	(9)%	25.1	27.7	(22)%	69.0	88.9
Loss on extinguishment of debt	N.M.	—	—	N.M.	—	39.9
(Gain)/loss on sale of investment in CareFusion	N.M.	3.3	(23.2)	N.M.	(71.5)	(43.3)

Interest expense, net

The decrease in interest expense, net for the three and nine months ended March 31, 2011 was primarily due to the favorable impact of interest rate swaps.

Loss on extinguishment of debt

In the nine months ended March 31, 2010, we recognized a $40 million loss from the early retirement of debt in connection with the debt tender.

(Gain)/loss on sale of investment in CareFusion common stock

Upon finalizing our fiscal 2010 federal income tax return in the three months ended March 31, 2011, we adjusted the value of certain deferred income tax accounts related to CareFusion, which resulted in a $3 million reduction of our previously recognized gain on the sale of CareFusion common stock. We recognized a $72 million gain from the sale of our remaining investment in CareFusion common stock during the nine months ended March 31, 2011. We recognized a $23 million and $43 million gain from the sale of CareFusion common stock during the three and nine months ended March 31, 2010, respectively.

Provision for Income Taxes

The following table summarizes our provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011 (1)	2010 (2)	2011 (3)	2010 (4)
Effective tax rate	41.3%	38.1%	35.5%	56.5%

(1)	During the three months ended March 31, 2011, the effective tax rate was impacted by net unfavorable discrete items of $17 million, or 3.9 percentage points. These discrete items are primarily attributable to changes in state tax rules and deferred tax rate changes in certain foreign and state jurisdictions.
(2)	During the three months ended March 31, 2010, the effective tax rate was impacted by net unfavorable discrete items of $9 million, or 2.5 percentage points. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits and establishing a deferred tax asset valuation allowance related to a foreign entity. These unfavorable items were partially offset by the favorable impact of foreign and domestic audit settlements, and release of a domestic deferred tax valuation allowance related to loss carryovers.
(3)	During the nine months ended March 31, 2011, the effective tax rate was favorably impacted by $27 million, or 2.3 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.
(4)	During the nine months ended March 31, 2010, the effective tax rate was impacted by an unfavorable adjustment of $172 million, or 19 percentage points, attributable to earnings no longer indefinitely invested offshore.

Ongoing Audits

The IRS currently has ongoing audits of fiscal years 2001 through 2007. We have received proposed adjustments from the IRS for fiscal years 2003 through 2005 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $598 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $462 million of the total amount. We disagree with these proposed adjustments and are vigorously contesting them. We believe we are adequately reserved for the uncertain tax positions related to these matters.

Liquidity and Capital Resources

We currently believe that, based upon available capital resources (cash on hand), projected operating cash flow, and access to committed credit facilities, we have adequate capital resources to fund working capital needs, currently anticipated capital expenditures, business growth and expansion, contractual obligations, current and projected debt service requirements, dividends and share repurchases. During the nine months ended March 31, 2011, we acquired Kinray, Yong Yu and P4 Healthcare with cash on hand. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need supplemental funding.

Capital Resources

Cash and Equivalents

Our cash and equivalents balance was $2.0 billion as of March 31, 2011, compared to $2.8 billion as of June 30, 2010. At March 31, 2011, our cash and cash equivalents were held in cash depository accounts with major banks around the world or invested in high quality, short-term liquid investments. The decrease was primarily driven by acquisitions, offset by net cash provided by operating activities (which is primarily driven by net earnings and working capital), and the sale of our remaining investment in CareFusion.

We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO”) to evaluate our working capital performance.

	March 31,
	2011	2010
Days sales outstanding	19.7	18.9
Days inventory on hand	24.5	24.6
Days payable outstanding	38.0	36.7

The increase in DSO in fiscal 2011 was driven by the impact of acquisitions and the increase in DPO was due to the timing of payments to vendors during the regular course of business.

The cash and equivalents balance at March 31, 2011 included $205 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax by entering into intercompany loans. The previously disclosed cash held by our foreign subsidiaries does not include intercompany loans of $845 million and $273 million from our foreign entities which are currently planned to be repaid by fiscal 2013 and fiscal 2020, respectively.

Credit Facilities and Commercial Paper

Our sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility. During the nine months ended March 31, 2011, we renewed the terms of the committed receivables sales facility and, as a result, extended the program until November 9, 2012. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility as of March 31, 2011. Our ability to access the commercial paper market is limited based on our current credit rating from Moody’s Investor Services.

Our revolving credit facility and committed receivables sales facility require us to maintain a consolidated interest coverage ratio as of any fiscal quarter end of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of March 31, 2011, we were in compliance with these financial covenants.

Held-to-Maturity Investments

We hold high quality investment grade held-to-maturity fixed income debt securities with an amortized cost basis of $153 million as of March 31, 2011. These investments vary in maturity date, ranging from two months to two years, and all pay interest semi-annually.

Long-Term Obligations

In December 2010, we sold $500 million of fixed rate notes due 2020 in a registered offering. The 2020 Notes mature on December 15, 2020 and accrue interest at 4.625% per year payable semi-annually. We used the proceeds for general corporate purposes and for the repayment of $220 million of our 6.75% Notes due February 15, 2011.

Capital Expenditures

Capital expenditures during the nine months ended March 31, 2011 and 2010 were $186 million and $142 million, respectively, primarily related to information technology projects.

Dividends

On February 1, 2011, our board of directors approved a quarterly dividend of $0.195 per share, payable on April 15, 2011 to shareholders of record on April 1, 2011. On May 4, 2011, our board of directors approved a ten percent increase in our quarterly dividend to $0.215 per share, or $0.86 per share on an annualized basis, payable on July 15, 2011 to shareholders of record on July 1, 2011.

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

Contractual Obligations

Other than the issuance of the 2020 Notes and payment of the 6.75% Notes due February 15, 2011, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2010.

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

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our Common Shares we made during the three months ended March 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1-31, 2011	819	$38.60	—	$750,000,000
February 1-28, 2011	1,116	41.61	—	750,000,000
March 1-31, 2011	842	42.50	—	750,000,000

Total	2,777	$40.99	—	$750,000,000

(1)	Includes 93, 92 and 88 Common Shares purchased in January, February and March 2011, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 726, 1,024 and 754 restricted shares surrendered in January, February and March 2011, respectively, by employees upon vesting to meet tax withholding.
(2)	On November 3, 2010, our board of directors approved a new $750 million share repurchase program which expires on November 30, 2013. During the three months ended March 31, 2011, we did not repurchase any of our Common Shares under this program.

Item 5:	Other Information

On May 4, 2011, our board of directors approved amendments to the Company’s Restated Code of Regulations (the “Regulations”) effective immediately under authority granted by shareholders at the Annual Meeting of Shareholders held on November 3, 2010.

Indemnification Provisions

The board of directors amended Article 6 regarding indemnification and insurance, including:

•

revised the standards for mandatory indemnification in Section 6.1 to be “to the fullest extent authorized by law,” extended mandatory indemnification for outside positions only to persons who serve at our “written” request in the outside position, and removed our agents from mandatory indemnification;

•	revised Section 6.1 to provide that we are not obligated to indemnify plaintiff costs unless the person bringing the claim was authorized to do so by the board of directors;

•	changed advancement of defense costs in Section 6.3 (now Section 6.2) to mandatory for our directors and officers;

•	removed procedures governing approval of indemnification and advancement of defense costs; and

•	added that we cannot amend Article 6 to impair the rights to indemnification or to advancement of defense costs with respect to any actions or facts occurring prior the amendment.

Administrative/Ministerial Provisions

The board of directors approved amendments to the following other provisions of the Regulations:

•	Section 1.11—to permit shareholders to appoint proxies by a verifiable communication other than writing.

•	Section 2.5—to remove language in the Regulations regarding the transition from the classified board of directors because we have completed this transition.

•	Section 2.18—to require that committees of the board of directors only consist of one or more directors.

The foregoing descriptions of the Regulations are qualified in their entirety by reference to the Restated Code of Regulations, as amended, which is filed as Exhibit 3.2 to this Form 10-Q.

Item 6:	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended

10.1	Fourth Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

CARDINAL HEALTH, INC.

Date: May 6, 2011	/s/ GEORGE S. BARRETT
George S. Barrett Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson Chief Financial Officer