Form 10-K
period 2011-06-30
CARDINAL HEALTH INC
filed 2011-08-26
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2010, based on the closing price on December 31, 2010, was $13,372,608,932.

The number of registrant’s Common Shares outstanding as of August 12, 2011, was as follows: Common Shares, without par value: 344,598,202.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Information Regarding Forward-Looking Statements

This Form 10-K (including information incorporated by reference) includes forward-looking statements, addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but there are others throughout this document, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks and uncertainties are described below in “Item 1A—Risk Factors” and in Exhibit 99.1 to this Form 10-K. Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.

PART I

Item 1:	Business

General

Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, “we,” “our,” “us” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. We are a healthcare services company providing products and services that help pharmacies, hospitals, surgery centers, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality.

Our fiscal year ends on June 30. References to fiscal 2011, 2010 and 2009 are to the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Except as otherwise specified, information in this Form 10-K is provided as of June 30, 2011.

Business Segments

The following business discussion is based on our two segments as they were structured for fiscal 2011.

Pharmaceutical Segment

In the United States, the Pharmaceutical segment:

•

distributes branded and generic pharmaceutical, over-the-counter healthcare, and consumer products through its pharmaceutical distribution business to retailers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals, and alternate care providers (including mail order pharmacies). This business:

•	maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our customers.

•	helps pharmaceutical manufacturers with services including distribution, inventory management, data/reporting, new product launch support, and contract and chargeback administration.

•	operates nuclear pharmacies and cyclotron facilities that manufacture, prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics;

•

distributes specialty pharmaceutical products and provides services to pharmaceutical manufacturers, third-party payors and healthcare service providers supporting the marketing, distribution, and payment for specialty pharmaceutical products;

•	franchises retail pharmacies under the Medicine Shoppe® and Medicap® brands; and

•	provides pharmacy services to hospitals and other healthcare facilities.

In China, the Pharmaceutical segment distributes branded, generic and specialty pharmaceuticals as well as medical, surgical, over-the-counter and consumer products through our Yong Yu subsidiary. Yong Yu is one of the largest importers of pharmaceuticals into China and reaches a wide range of customers including more than 49,000 hospitals and clinics and more than 123,000 retail outlets.

The pharmaceutical distribution business generates gross margin primarily when the aggregate selling price to our customers exceeds the aggregate cost of products sold, net of manufacturer cash discount, branded manufacturer margin, and generic manufacturer margin.

Manufacturer cash discounts are price reductions that manufacturers may offer to us for prompt payment of purchased products.

Branded manufacturer margin refers to compensation amounts under distribution service agreements with manufacturers and to pharmaceutical price appreciation. Amounts earned under the distribution service agreements compensate us for a range of distribution and related services we provide to manufacturers and consist of a fee based on volume with or without pharmaceutical price appreciation. In addition, a manufacturer may increase its published price for a product after we have purchased that product for inventory. Our contract price for branded pharmaceutical products to customers is based on the manufacturer’s published price at the time of sale. As such, inventory sold following a manufacturer price increase will be based on the higher manufacturer price.

Pharmaceutical price appreciation refers to amounts we earn from selling inventory at these increased prices.

Generic manufacturer margin (also referred to as “generic margin”) refers to price discounts, rebates and other incentives we receive from manufacturers of generic pharmaceuticals. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a generic product because generic pharmaceutical selling prices tend to decline over time, although this may vary.

Bulk and Non-bulk Sales. The Pharmaceutical segment differentiates between bulk and non-bulk sales based on the nature of our customers’ operations. Bulk sales consist of sales to retail chain customers’ centralized warehouse operations and customers’ mail order businesses. All other sales, including all sales to customers located in China, are classified as non-bulk. Sales to a retail chain pharmacy customer are classified as bulk sales with respect to its warehouse operations and non-bulk sales with respect to its retail stores. We formerly referred to bulk sales as bulk customers and non-bulk sales as non-bulk customers. Other than this change in terminology, we have not changed how we categorize revenue, segment expenses and segment profit with respect to our bulk and non-bulk sales.

Substantially all bulk sales consist of products shipped in the same form that we receive them from the manufacturer; a small portion of bulk sales are broken down into smaller units prior to shipping. In contrast, non-bulk sales require more complex servicing. For non-bulk sales, we may receive inventory in large or full case quantities and break it down into smaller quantities, warehouse the product for a longer period of time, pick individual products specific to a customer’s order, and deliver that smaller order to a customer location.

Bulk sales generate significantly lower segment profit as a percentage of revenue than non-bulk sales. Customers receive lower pricing on bulk sales of the same products than non-bulk sales due to volume pricing in a competitive market and due to lower costs related to the fewer services we provide. In addition, bulk sales in aggregate generate higher segment cost of products sold as a percentage of revenue than non-bulk sales, because bulk orders consist largely of higher cost branded products. The higher segment cost of products sold as a percentage of revenue for bulk sales is also driven by lower branded manufacturer margin and manufacturer cash discounts due to the mix of branded products in bulk sales. Segment distribution, selling, general and administrative (“SG&A”) expenses as a percentage of revenue from bulk sales are substantially lower than from non-bulk sales because bulk sales require substantially fewer services to be rendered by us than non-bulk sales.

The following table shows the revenues, segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk sales for fiscal 2011, 2010 and 2009.

(in millions)	2011	2010	2009
Non-bulk sales:
Revenue from non-bulk sales	$51,815.5	$45,795.4	$44,134.7
Segment expenses allocated to non-bulk sales (1)	50,685.2	44,908.4	43,272.9
Segment profit from non-bulk sales (1)	1,130.3	887.0	861.8
Segment profit from non-bulk sales as a percentage of revenue from non-bulk sales (1)	2.18%	1.94%	1.95%
Bulk sales:
Revenue from bulk sales	$41,928.0	$43,994.5	$43,728.2
Segment expenses allocated to bulk sales (1)	41,793.5	43,879.7	43,554.3
Segment profit from bulk sales (1)	134.5	114.8	173.9
Segment profit from bulk sales as a percentage of revenue from bulk sales (1)	0.32%	0.26%	0.40%

(1)	Segment expenses and profit required complex and subjective estimates and allocations based upon assumptions, past experience and judgment that we believe are reasonable. In addition, amounts do not include the impact of last-in, first-out (“LIFO”) provisions, if any. We had no LIFO provisions in fiscal 2011, 2010 and 2009.

See Note 16 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2011, 2010 and 2009.

Medical Segment

The Medical segment distributes a broad range of medical, surgical and laboratory products to hospitals, surgery centers, laboratories, physician offices and other healthcare providers in the United States and Canada. This segment also manufactures, sources and develops its own line of private brand medical and surgical products. Manufactured products include: single-use surgical drapes, gowns and apparel; exam and surgical gloves; and fluid suction and collection systems. The segment also offers sterile and non-sterile procedure kits. Our manufactured products are sold directly or through third-party distributors in the United States, Canada, Europe, South America and the Asia/Pacific region. In addition, the segment provides supply chain services, including spend management, distribution management, and inventory management services, to healthcare providers.

See Note 16 of the “Notes to Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2011, 2010 and 2009.

Acquisitions and Divestitures

In the past five fiscal years, we completed the following three significant acquisitions apart from businesses spun-off as part of CareFusion Corporation (“CareFusion”), as discussed below.

Date (1)	Company	Location	Line of Business	Consideration
				(in millions)
July 15, 2010	Healthcare Solutions Holding, LLC (“P4 Healthcare”)	Ellicott City, Maryland	Specialty pharmaceutical services	$598	(2)

November 29, 2010	Yong Yu	Shanghai, China	Pharmaceutical and medical products distribution	$458	(3)

December 21, 2010	Kinray, Inc. (“Kinray”)	Whitestone, New York	Pharmaceutical, generic, health and beauty, and home health care products distribution	$1,336

(1)	Represents the date we became the majority shareholder.
(2)	Includes $506 million in cash and $92 million for the acquisition date fair value of contingent consideration to be paid for the acquisition.
(3)	Includes the assumption of approximately $57 million in debt.

We also completed several smaller acquisitions during the last five fiscal years, including purchasing Borschow Hospital & Medical Supplies, Inc. in fiscal 2009.

During the past five fiscal years, we also completed several divestitures, including selling our former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses, for approximately $3.2 billion in cash during fiscal 2007 and selling our United Kingdom-based Martindale injectable manufacturing business in fiscal 2010. In addition, effective August 31, 2009, we separated our clinical and medical products businesses through distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion (the “Spin-Off”). During fiscal 2010, we disposed of 10.9 million shares of CareFusion common stock and during fiscal 2011, we disposed of the remaining 30.5 million shares. VIASYS Healthcare Inc. and Enturia Inc., two significant acquisitions in the last five years, were spun-off as part of CareFusion.

Customers

Our largest customers, Walgreen Co. (“Walgreens”) and CVS Caremark Corporation (“CVS”), accounted for approximately 23 percent and 22 percent, respectively, of our revenue for fiscal 2011. The aggregate of our five largest customers, including Walgreens and CVS, accounted for approximately 59 percent of our revenue for fiscal 2011.

We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with Novation, LLC, and Premier Purchasing Partners, L.P. Arrangements with these two GPOs accounted for approximately 14 percent of our revenue for fiscal 2011.

Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of approximately 22 percent of our revenue during fiscal 2011, but no single supplier’s products accounted for more than 5 percent of that revenue. Overall, we believe our relationships with our suppliers are good.

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

Our Pharmaceutical segment’s nuclear pharmacy services business dispenses several products prepared using a particular radioisotope. During fiscal 2010, it was difficult to acquire sufficient quantities of that radioisotope from third-party suppliers because of a continued and prolonged shortage of a critical raw material used to derive that radioisotope. However, the supply of raw material normalized in the first half of fiscal 2011.

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

In the Medical segment, we compete with many different distributors, including Owens & Minor, Inc., Thermo Fisher Scientific Inc., PSS World Medical, Inc., Henry Schein, Inc., and Medline Industries, Inc. In addition, we compete with regional medical products distributors, third-party logistics companies and manufacturers’ direct distribution. Competitors of the Medical segment’s manufacturing and procedural kit businesses include Kimberly-Clark Corporation, Ansell Limited, DeRoyal Industries Inc., Medline Industries, Inc., Mölnlycke Health Care, America Contract Sterilization, Professional Hospital Supply and Medical Action Industries.

Employees

As of June 30, 2011, we had approximately 22,600 employees in the United States and approximately 9,300 employees outside of the United States. Overall, we consider our employee relations to be good.

Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions, and technical measures to protect our products, services and intangible assets. We hold patents relating to aspects of our distribution operations, including our nuclear pharmacy products and service offerings, and relating to medical and surgical products, such as fluid suction and irrigation devices; surgical waste management systems; surgical and medical examination gloves; surgical drapes, gowns and facial protection products; and patient temperature management products. We also operate under licenses for certain proprietary technologies, and in certain instances we license our technologies to third parties. All of these proprietary rights are important to our operations, but we do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.

Regulatory Matters

Our business is highly regulated in the United States at both the federal and state level and in foreign countries. Depending upon their specific business, our subsidiaries may be subject to regulation by government entities including:

•	the United States Food and Drug Administration (the “FDA”),

•	the United States Drug Enforcement Administration (the “DEA”),

•	the United States Nuclear Regulatory Commission (the “NRC”),

•	the United States Department of Health and Human Services (“HHS”),

•	United States Customs and Border Protection,

•	state boards of pharmacy,

•	state controlled substance agencies,

•	state health departments, insurance departments or other comparable state agencies, and

•	foreign agencies that are comparable to those listed above.

These regulatory agencies have a variety of civil, administrative and criminal sanctions at their disposal. They can require us to suspend distribution of products and controlled substances or initiate product recalls; they can seize products or impose significant criminal, civil and administrative sanctions; and they can seek injunctions to halt the manufacture and distribution of products.

Distribution. The FDA, DEA and various state authorities regulate the marketing, purchase, storage and distribution of pharmaceutical and medical products and controlled substances under various state and federal statutes including the Prescription Drug Marketing Act of 1987. Wholesale distributors of controlled substances must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the Federal Controlled Substances Act governing the sale, marketing, packaging, storage and distribution of controlled substances.

Our Pharmaceutical segment’s China distribution operations are subject to similar national, regional and local regulations, including licensing and regulatory requirements of the China Ministry of Health, Ministry of Commerce, Ministry of Finance, the State Food and Drug Administration and the General Administration of Customs.

Manufacturing and marketing. Our subsidiaries that manufacture and source medical devices are subject to regulation by the FDA and comparable foreign agencies including regulations regarding compliance with good manufacturing practices and quality systems. In addition, our Medical segment’s international manufacturing operations may be subject to local certification requirements.

The FDA and other domestic and foreign governmental agencies administer requirements covering the design, testing, safety, effectiveness, manufacture, labeling, promotion and advertising, distribution and post-market surveillance of some of our manufactured products. We need specific approval or clearance from regulatory authorities before we can market and sell many of our products in particular countries. Even after we obtain approval or clearance to market a product, the product and our manufacturing processes are subject to continued regulatory review.

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

Nuclear pharmacies and related businesses. Our nuclear pharmacies and cyclotron facilities require licenses or permits and must abide by regulations from the NRC, the radiologic health agency or department of health of each state in which we operate, and the state board of pharmacy. In addition, the FDA regulates cyclotron facilities and has issued, effective December 2011, good manufacturing practices regulations for positron emission tomography (“PET”) drugs.

Prescription Drug Pedigree Tracking and Supply Chain Integrity

The FDA Amendments Act of 2007 requires the FDA to establish standards to identify and validate technologies for securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices. In March 2010, the FDA issued guidance establishing standardized numerical identifiers for prescription pharmaceutical packages. Some states have also adopted laws to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the pharmaceutical supply chain. For example, effective July 2016, California requires that pharmaceutical wholesalers and repackagers implement electronic track-and-trace capabilities for pharmaceutical products.

Healthcare Fraud and Abuse Laws

We are subject to extensive and frequently changing laws and regulations relating to healthcare fraud and abuse. Laws and regulations generally prohibit soliciting, offering, receiving or paying any compensation in order to induce someone to order or purchase items or services that are in any way paid for by Medicare, Medicaid or other United States government-sponsored healthcare programs. They also prohibit submitting or causing to be submitted any fraudulent claim for payment by the federal government. Violations of these laws may result in criminal or civil penalties as well as qui tam claims under the federal False Claims Act and similar state acts under which private persons may file suit on behalf of the federal and state governments.

Health and Personal Information Practices

Services and products provided by some of our businesses, including our pharmacy services and specialty pharmaceutical businesses, involve access to patient identifiable healthcare information. The Health Insurance Portability and Accountability Act of 1996, as augmented by the Health Information Technology for Economic and Clinical Health Act, as well as some state laws, regulate the use and disclosure of patient identifiable health information, including requiring specified privacy and security measures. Federal and state officials have increasingly focused on how patient identifiable healthcare information should be handled, secured and disclosed.

Some of our businesses collect and maintain other personal information that is subject to federal and state laws protecting such information. Security and disclosure of personal information is also highly regulated in many other countries in which we operate.

Environmental, Health and Safety Laws

In the United States and other countries, we are subject to various federal, state and local environmental laws as well as laws relating to safe working conditions, laboratory and manufacturing practices.

Laws Relating to Foreign Trade and Operations

United States and international laws and regulations require us to abide by standards relating to the import and export of finished goods, raw materials and supplies and the handling of information. We also must comply with various export control and trade embargo laws and regulations, which may require licenses or other authorizations for transactions within some countries or with some counterparties. Also, we must abide by United States and foreign customs laws and regulations.

Similarly, we are subject to laws and regulations concerning the conduct of our foreign operations, including the United States Foreign Corrupt Practices Act, foreign anti-bribery laws and laws pertaining to the accuracy of internal books and records. These laws generally prohibit companies and their intermediaries from offering, promising or making payments to non-United States government officials for the purpose of obtaining or retaining business.

Other Information

Our distribution businesses are generally not required by our customers to maintain particular inventory levels other than as needed to meet service level requirements. Certain supply contracts with United States government entities require us to maintain sufficient inventory to meet emergency demands, but we do not believe those requirements materially affect inventory levels.

Our customer return policies generally require that the product be physically returned, subject to restocking fees. We only allow customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit. We offer market payment terms to our customers.

Revenue and Long-Lived Assets by Geographic Area

See Note 16 of the “Notes to Consolidated Financial Statements” for revenue and long-lived assets by geographic area.

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

In addition, in recent years, the healthcare industry has continued to consolidate. Further consolidation among our customers and suppliers (including branded pharmaceutical manufacturers) could give the resulting enterprises greater bargaining power, which may adversely impact our results of operations.

We have a few large customers that generate a significant amount of our revenue.

As described in greater detail in the discussion of our business in Item 1 above, our sales and credit concentration is significant. For example, Walgreens and CVS accounted for approximately 23 percent and 22 percent, respectively, of our revenue for fiscal 2011. The aggregate of our five largest customers, including Walgreens and CVS, accounted for approximately 59 percent of our revenue for fiscal 2011. In addition, Walgreens and CVS accounted for 31 percent and 20 percent, respectively, of our gross trade receivable balance at June 30, 2011. If one or more of our large customers default in payment, terminate or do not renew contracts, or significantly reduce their purchases of our products, our results of operations and financial condition could suffer.

The United States healthcare environment is changing in many ways, some of which may not be favorable to us, including changes resulting from federal healthcare legislation.

The healthcare industry continues to undergo significant changes designed to increase access to medical care, improve safety and contain costs. Medicare and Medicaid reimbursement levels have declined; the use of managed care has increased; distributors, manufacturers, healthcare providers and pharmacy chains have consolidated; and large purchasing groups are more prevalent.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Healthcare Reform Acts”) were enacted. Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3 percent of the price for which the manufacturer sells its medical devices. We manufacture and sell devices that will be subject to this tax. Additionally, the Healthcare Reform Acts changed the federal upper payment limit for Medicaid reimbursement to no less than 175 percent of the average weighted manufacturer’s price from 250 percent of the lowest average manufacturer’s price for generic pharmaceuticals. We could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for pharmaceuticals, medical devices or healthcare services.

Our business requires consistent, diligent and rigorous compliance with regulatory and licensing requirements.

The healthcare industry is highly regulated. As described above in greater detail in the discussion of our business in Item 1, we are subject to regulation in the United States at both the federal and state level and in foreign countries. In addition, the United States federal government and state governments are devoting greater resources to the enforcement of these laws. If we fail to comply with these regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could suffer.

•

To lawfully operate our businesses, we are required to hold permits, licenses and other regulatory approvals from, and to comply with operating and security standards of, governmental bodies. Failure to maintain or renew, or obtain without significant delay, necessary permits, licenses or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition.

•

Products that we manufacture, source, distribute or market are required to comply with regulatory requirements. Noncompliance or concerns over noncompliance could result in product corrective actions, recalls or seizures, warning letters, monetary sanctions, injunctions to halt manufacture and distribution, civil or criminal sanctions, governmental refusal to grant approvals, restrictions on operations, withdrawal of existing approvals and third-party claims, which could have an adverse effect on our results of operations and financial condition.

•

We are required to comply with laws and regulations relating to healthcare fraud and abuse. If we fail to comply with them, we could be subject to federal or state government investigations, or false claims act proceedings initiated by private parties, which could result in civil judgments and criminal penalties including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. The scope or requirements of these laws or regulations may be interpreted or applied by a regulator, prosecutor or judge in a manner that could negatively impact or require us to change our operations.

•

Our global operations are required to comply with the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions and with United States and foreign export control, trade embargo and customs laws. If we fail to comply with them, we could suffer civil and criminal penalties.

We could be subject to adverse changes in the tax laws or challenges to our tax positions.

We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws and regulations of many jurisdictions. From time to time, legislative initiatives are proposed, such as the repeal of LIFO (last-in, first-out) treatment of inventory or the current U.S. taxation of income earned by foreign subsidiaries, that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. Tax laws and regulations are extremely complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate, tax payments or financial condition.

Our Pharmaceutical segment’s margin may be affected by prices established by manufacturers or market forces that are beyond our control.

As described in greater detail in the discussion of our business in Item 1, we generate a portion of our branded manufacturer margin from pharmaceutical price appreciation. If branded manufacturers increase prices less frequently or by smaller amounts, we will earn less branded manufacturer margin. In addition, prices for generic pharmaceuticals distributed by our pharmaceutical distribution business have generally declined over time, which could have an adverse effect on our generic manufacturer margin, if not offset by generic pharmaceutical programs, including new product launches.

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

Our business also depends on the proper functioning of our critical facilities, including our national logistics center. Our results of operations could be adversely affected if these systems or facilities are interrupted, damaged by unforeseen events or actions of third parties, or fail for any extended period of time. Any data security breach could adversely impact our operations, results of operations or our ability to satisfy legal requirements.

The Medical segment is working on a medical business transformation project, which includes a new information system for certain supply chain processes. The Medical segment is planning to transition selected processes to the new system throughout fiscal 2012 and 2013. If the system is not effectively implemented or fails to operate as intended, it could adversely affect the Medical segment’s supply chain operations and the effectiveness of our internal control over financial reporting.

Because of the nature of our business, we may become involved in legal proceedings that could adversely impact our cash flows or results of operations.

Due to the nature of our businesses, which includes the manufacture and distribution of healthcare products, we may from time to time become involved in legal proceedings. For instance, some of the products we manufacture or distribute may be alleged to cause personal injury or violate the intellectual property rights of another party, subjecting us to product liability or infringement claims. While we generally obtain indemnity rights from the manufacturers of products we distribute and we carry product liability insurance, it is possible that liability from such claims could exceed those protections. Litigation is inherently unpredictable and the unfavorable resolution of one or more of these legal proceedings could harm our cash flows or results of operations.

Acquisitions are not always as successful as we expect them to be.

An important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. As described above, in fiscal 2011, we acquired Kinray, P4 Healthcare and Yong Yu. Acquisitions involve risks: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; we may encounter unforeseen accounting or internal control over financial reporting issues; or the acquired business may have regulatory or compliance issues that we did not anticipate.

We depend on certain suppliers to make their raw materials and products available to us and are subject to fluctuations in costs of raw materials and products.

We depend on the availability of various components, compounds, raw materials and energy (including radioisotopes and oil-based resins, cotton, latex, diesel fuel and other commodities) supplied by others for our operations. Any of our supplier relationships could be interrupted due to events beyond our control, including natural disasters, or could be terminated. A sustained interruption in the flow of adequate supplies could have an adverse effect on our business. In addition, while we have processes to minimize volatility in component and material pricing, we may not be able to successfully manage price fluctuations.

Our manufacturing businesses use oil-based resins, cotton, latex, and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and have fluctuated significantly in recent years, so our costs to produce and distribute our products also have fluctuated. Due to competitive dynamics and contractual limitations, we may be unable to pass along cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or fuel surcharges, our results of operations could be adversely affected.

Our global operations are subject to economic, political and currency risks.

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

Risks associated with the Spin-Off.

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

The transaction may have unexpected tax consequences. In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that the contribution by us of the assets of the clinical and medical products businesses to CareFusion and the distribution of CareFusion shares to our shareholders would qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). In addition, we received opinions of tax counsel to the effect that the Spin-Off would qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The IRS private letter ruling and the opinions of counsel rely on certain facts, assumptions, representations and undertakings from us and CareFusion regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our shareholders may not be able to rely on the IRS ruling or the opinions of tax counsel. Similarly, the IRS could determine on audit that the Spin-Off is taxable if it determines that any of the facts, assumptions, representations or undertakings are not correct or have been violated or if the IRS disagrees with the conclusions in the opinions of counsel that are not covered by the private letter ruling or for other reasons, including as a result of certain significant changes in stock ownership of either Cardinal Health or CareFusion. If the Spin-Off is determined to be taxable for United States federal income tax purposes, we and our shareholders that are subject to United States federal income tax could incur significant tax liabilities.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

In the United States, the Pharmaceutical segment operates 24 pharmaceutical distribution facilities and one national logistics center; four specialty distribution facilities; and 168 nuclear pharmacy laboratory, manufacturing and distribution facilities. The Medical segment operates 50 medical-surgical distribution, assembly, manufacturing, and research operation facilities. Our United States operating facilities are located in 45 states and in Puerto Rico.

Our Pharmaceutical segment also operates 13 pharmaceutical distribution facilities in China, and our Medical segment operates 17 facilities in Canada, the Dominican Republic, Malaysia, Malta, Mexico, and Thailand that engage in manufacturing, distribution or research.

We own 67 operating facilities and lease 210 operating facilities. Our principal executive offices are headquartered in an owned four-story building located at 7000 Cardinal Place in Dublin, Ohio.

We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we regularly evaluate operating properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand our business.

Item 3:	Legal Proceedings

We become involved from time-to-time in litigation and regulatory matters incidental to our business, including governmental investigations, enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation. We do not believe that the outcome of any pending litigation will have a material adverse effect on our consolidated financial statements.

Item 4:	Removed and Reserved

Executive Officers of the Registrant

The following is a list of our executive officers as of August 18, 2011:

Name	Age	Position
George S. Barrett	56	Chairman and Chief Executive Officer
Jeffrey W. Henderson	46	Chief Financial Officer
Michael C. Kaufmann	48	Chief Executive Officer, Pharmaceutical segment
Michael A. Lynch	50	Chief Executive Officer, Medical segment
Craig S. Morford	52	Chief Legal and Compliance Officer
Carole S. Watkins	51	Chief Human Resources Officer
Mark R. Blake	40	Executive Vice President, Strategy and Corporate Development
Stephen T. Falk	46	Executive Vice President, General Counsel and Corporate Secretary

The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).

Mr. Barrett has served as Chairman and Chief Executive Officer since August 2009. From January 2008 to August 2009, he served as Vice Chairman of Cardinal Health and Chief Executive Officer, Healthcare Supply Chain Services. From 1999 until 2007, he held a number of executive positions with Teva Pharmaceutical Industries Limited, a generic and branded pharmaceutical manufacturer, including President and Chief Executive Officer of Teva North America, Corporate Executive Vice President—Global Pharmaceutical Markets and a member of the Office of the Chief Executive Officer, and President of Teva Pharmaceuticals USA.

Mr. Henderson has served as Chief Financial Officer since May 2005.

Mr. Kaufmann has served as Chief Executive Officer, Pharmaceutical segment, since August 2009. From April 2008 until August 2009, he served as Group President, Pharmaceutical Supply Chain, from April 2007 to April 2008, he was Group President of Healthcare Supply Chain Services Medical segment, and from September 2005 to April 2007, he was Chief Financial Officer of Healthcare Supply Chain Services.

Mr. Lynch has served as Chief Executive Officer, Medical segment, since August 2009. From September 2008 until August 2009, he served as Group President, Medical and from July 2004 to September 2008, he was Group President, Medical Products and Technologies.

Mr. Morford has served as Chief Legal and Compliance Officer since May 2009. From May 2008 to May 2009, he served as Chief Compliance Officer. From August 2007 to March 2008, he was the Acting Deputy Attorney General of the United States, from October 2006 to July 2007, he was United States Attorney in Nashville, Tennessee, and from March 2005 to October 2006, he was First Assistant United States Attorney in the United States Attorney’s office in Cleveland, Ohio.

Ms. Watkins has served as Chief Human Resources Officer since 2000.

Mr. Blake has served as Executive Vice President, Strategy and Corporate Development since October 2009. From August 2006 until October 2009, he held various business development positions with Medco Health Solutions, Inc., a pharmacy benefits management services company, including Vice President, Business Development and Senior Director, Business Development.

Mr. Falk has served as Executive Vice President, General Counsel and Corporate Secretary since May 2009. From April 2007 to May 2009, he served as Executive Vice President and General Counsel of the Healthcare Supply Chain Services segment and from March 2005 to April 2007, he was Vice President and General Counsel of the Pharmaceutical Technologies and Services segment.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of our Common Shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2011 and 2010, and from July 1, 2011 through the period ended on August 12, 2011. The stock prices listed in the table below for the quarter-ended September 30, 2009 have not been adjusted for the impact of the Spin-Off.

	High	Low	Dividends
Fiscal 2010
Quarter Ended:
September 30, 2009 (1)	$35.63	$24.97	$0.175
December 31, 2009	32.95	26.22	0.175
March 31, 2010	36.45	31.31	0.175
June 30, 2010	36.45	32.80	0.195
Fiscal 2011
Quarter Ended:
September 30, 2010	$35.88	$29.96	$0.195
December 31, 2010	39.11	31.99	0.195
March 31, 2011	42.84	38.58	0.195
June 30, 2011	45.54	40.65	0.215
Fiscal 2012
Through August 12, 2011	$46.83	$37.99	$0.215

(1)	On August 31, 2009, each shareholder received 0.5 shares of CareFusion common stock for each of our Common Shares held on August 25, 2009, the record date for the Spin-Off. On August 31, 2009, the last trading day before the Spin-Off became effective, the closing price of our Common Shares, trading “regular way” (that is with an entitlement to shares of CareFusion common stock distributed in the Spin-Off), was $34.58. On September 1, 2009, the first trading day after the Spin-Off, the opening price of our Common Shares was $25.32 per share and the opening price of CareFusion stock was $19.65 per share. These stock prices were as reported on the New York Stock Exchange Composite Tape.

As of August 12, 2011 there were approximately 12,062 shareholders of record of our Common Shares.

We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 – 30, 2011	460	$40.99	—	$750,000,000
May 1 – 31, 2011	1,259	44.64	—	750,000,000
June 1 – 30, 2011	1,521	43.91	—	750,000,000

Total	3,240	$43.78	—	$750,000,000

(1)	Includes 89, 85 and 133 Common Shares purchased in April, May and June 2011, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 371, 1,174 and 1,388 restricted shares surrendered in April, May and June 2011, respectively, by employees upon vesting to meet tax withholding.
(2)	On November 3, 2010, our board of directors approved a new $750 million share repurchase program, which expires on November 30, 2013. During the three months ended June 30, 2011, we did not repurchase any of our Common Shares under this program. Subsequent to June 30, 2011 and through August 12, 2011, we repurchased approximately $300 million of our Common Shares under this program.

Performance Graphs

We have included two line graphs comparing the cumulative total return of our Common Shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index and the Value Line Health Care Sector Index, an independently prepared index that includes more than 100 companies in the health care industry. The Value Line Health Care Index investment is weighted on the basis of market capitalization at the beginning of each period. The companies in the Value Line Health Care Index are referred to as the Peer Group in the line graphs and accompanying charts.

The following graph assumes, in each case, an initial investment of $100 on June 30, 2006, based on the market prices at the end of each fiscal year through and including June 30, 2011, and reinvestment of dividends. We have adjusted the market price of our Common Shares prior to August 31, 2009 to reflect the Spin-Off of CareFusion on August 31, 2009.

June 30,	2006	2007	2008	2009	2010	2011
Cardinal Health, Inc.	100.00	110.44	81.37	49.03	76.82	105.95
Standard & Poor’s 500	100.00	120.59	104.77	77.31	88.47	115.62
Peer Group (Value Line Health Care Sector Index)	100.00	111.80	100.84	87.18	95.76	138.02

We have included the graph below to show our cumulative total return following the Spin-Off of our clinical and medical products business on August 31, 2009. The line graph assumes, in each case, an initial investment of $100 on August 31, 2009 through and including June 30, 2011, and reinvestment of dividends. We have adjusted the market price of our Common Shares on August 31, 2009 to reflect the Spin-Off.

	August 31, 2009	June 30, 2010	June 30, 2011
Cardinal Health, Inc.	100.00	137.61	189.79
Standard & Poor’s 500	100.00	102.67	134.18
Peer Group (Value Line Health Care Sector Index)	100.00	100.07	144.37

Item 6:	Selected Financial Data

The consolidated financial data include all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At or for the Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(In millions, except per common share amounts)
Earnings Data:
Revenue	$102,644.2	$98,502.8	$95,991.5	$87,408.2	$84,220.4
Earnings from continuing operations	966.2	587.0	758.2	847.2	532.1
Earnings from discontinued operations (1)	(7.2)	55.2	393.4	453.4	1,399.0

Net earnings	$959.0	$642.2	$1,151.6	$1,300.6	$1,931.1
Basic earnings per Common Share
Continuing operations	$2.77	$1.64	$2.12	$2.37	$1.35
Discontinued operations (1)	(0.02)	0.15	1.10	1.26	3.54

Net basic earnings per Common Share	$2.75	$1.79	$3.22	$3.63	$4.89
Diluted earnings per Common Share
Continuing operations	$2.74	$1.62	$2.10	$2.33	$1.31
Discontinued operations (1)	(0.02)	0.15	1.08	1.24	3.46

Net diluted earnings per Common Share	$2.72	$1.77	$3.18	$3.57	$4.77
Cash dividends declared per Common Share	0.800	0.720	0.595	0.500	0.390
Balance Sheet Data:
Total assets	$22,845.9	$19,990.2	$25,118.8	$23,448.2	$23,153.8
Long-term obligations, less current portion and other short-term borrowings	2,175.3	1,896.1	3,271.6	3,681.7	3,447.3
Shareholders’ equity (2) (3)	5,848.6	5,276.1	8,724.7	7,747.5	7,376.9

(1)	On August 31, 2009, we separated the clinical and medical products businesses from our other businesses through a pro rata distribution to shareholders of 81 percent of the then outstanding common stock of CareFusion and met the criteria for classification of these businesses as discontinued operations. During the fourth quarter of fiscal 2009, we committed to plans to sell our United Kingdom-based Martindale injectable manufacturing business within our Pharmaceutical segment, and met the criteria for classification of this business as discontinued operations. During the second quarter of fiscal 2007, we committed to plans to sell our former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses, and met the criteria for classification as discontinued operations. For additional information regarding discontinued operations, see Note 5 of the “Notes to Consolidated Financial Statements.”
(2)	In the first quarter of fiscal 2008, we adopted new accounting guidance regarding the accounting for uncertainty in income taxes recognized in the financial statements. This accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The cumulative effect of adopting this accounting guidance was a $139 million reduction of retained earnings.
(3)	As noted above, on August 31, 2009, we completed the distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion and retained the remaining 41.4 million shares of CareFusion common stock. The distribution of CareFusion common stock to our shareholders resulted in the recognition of a $3.7 billion non-cash dividend.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below refers to, and should be read in conjunction with, the consolidated financial statements and related notes included in this Form 10-K. Unless otherwise indicated, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are referring to our continuing operations.

Executive Overview

We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, surgery centers, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We report our financial results in two segments: Pharmaceutical and Medical.

During fiscal 2011, we achieved record revenue of $102.6 billion and increased our operating earnings by 16 percent to $1.5 billion. We also acted on important strategic priorities that will strengthen our long-term position. We expanded our retail independent customer base significantly with the Kinray acquisition, created strong growth from our generic pharmaceutical programs, significantly enhanced our specialty business with the P4 Healthcare acquisition, and launched a growth platform in China with our Yong Yu acquisition.

During fiscal 2011, our Pharmaceutical segment profit increased by 26 percent, primarily due to strong performance in our generic pharmaceutical programs, including the impact of new product launches, solid performance under our branded manufacturer agreements, and the positive impact of acquisitions. Our Medical segment profit decreased by 14 percent, adversely affected by the increased cost of commodities used in our self-manufactured and private brand products.

Also during fiscal 2011, we paid quarterly cash dividends of $0.195 per share, or $0.78 per share on an annualized basis, an increase of 11 percent over fiscal 2010. In May 2011, the board of directors also approved a 10 percent increase in the quarterly dividend beginning in July 2011.

Our cash and equivalents balance was $1.9 billion at June 30, 2011, compared to $2.8 billion at June 30, 2010. We used $2.3 billion for acquisitions and received $1.4 billion of net cash provided by operations and $706 million from the sale of our remaining investment in CareFusion. We plan to continue to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to enhance shareholder value.

Trends

Within our Pharmaceutical segment, we expect branded pharmaceutical price appreciation in fiscal 2012 to be similar to fiscal 2011. We also expect significant new generic pharmaceutical launches in fiscal 2012; however, their impact on our gross margin can vary significantly depending on timing, size, and number of entrants, and may be less in fiscal 2012 than in fiscal 2011. In addition, we expect our recent acquisitions to have a positive year-over-year impact on revenue and operating earnings. Finally, we may have a negative impact from a LIFO charge in fiscal 2012.

Within our Medical segment, variability in the cost of commodities such as oil-based resins, cotton, latex, diesel fuel and other commodities can have a significant impact on the cost of products sold. In fiscal 2012, we anticipate a negative year-over-year impact from higher commodity prices. In addition, given the current economic and healthcare environments, we expect healthcare utilization, including surgical procedures, to remain somewhat sluggish in fiscal 2012.

Acquisitions

In December 2010, we acquired Kinray for a cash payment of $1.3 billion. This acquisition expanded the ability of our pharmaceutical distribution business to serve retail independent pharmacies in the northeastern United States.

In November 2010, we acquired Yong Yu, a leading health care distribution business in China, for $458 million, including the assumption of $57 million in debt. The pharmaceutical market in China is expected to grow significantly faster than the market in the United States over the next few years.

In July 2010, we completed the acquisition of P4 Healthcare, a specialty pharmaceutical services company, for a cash payment of $506 million. This acquisition contributes to the expansion of our presence in specialty pharmaceutical services and distribution. The acquisition agreement also included a contingent consideration obligation of up to $150 million over the next three years. Since we completed the acquisition, we have made a cash payment of $10 million for the first measurement period. Subsequent to June 30, 2011, we amended the agreement with the former owners to extend the last measurement period by one year and to reduce the maximum contingent consideration payout to $100 million. At June 30, 2011, we estimate the remaining contingent consideration obligation to have a fair value of $75 million.

The three acquisitions are reported within our Pharmaceutical segment. For fiscal 2011, they increased revenues by $2.9 billion and operating earnings by $61 million compared to fiscal 2010.

See Note 2 of the “Notes to Consolidated Financial Statements” for additional information on the Kinray, Yong Yu and P4 Healthcare acquisitions.

Spin-Off of CareFusion

Effective August 31, 2009, we separated our clinical and medical products business through the distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion and retained the remaining 41.4 million shares of CareFusion common stock. During fiscal 2011 and 2010, we disposed of 30.5 million and 10.9 million shares of CareFusion common stock, respectively.

On July 22, 2009, we entered into a separation agreement with CareFusion to effect the Spin-Off and provide a framework for our relationship with CareFusion after the Spin-Off. In addition, on August 31, 2009, we entered into a transition services agreement, a tax matters agreement and an accounts receivable factoring agreement with CareFusion, among other agreements.

Under the transition services agreement, during fiscal 2011 and 2010, we recognized $65 million and $99 million, respectively, in transition service fees, which approximately offsets the costs associated with providing the transition services. Substantially all of the transition service arrangements expired in fiscal 2011 and early fiscal 2012. We expect that transition service fees in fiscal 2012 will be substantially less than in fiscal 2011 and that the loss of fees in fiscal 2012 will be partially offset by cost reductions. For periods subsequent to fiscal 2012, we have plans in place to largely offset the loss of fees with cost reductions.

Under the accounts receivable factoring agreement, during fiscal 2011 and 2010, we purchased $460 million and $606 million, respectively, of CareFusion trade receivables. The accounts receivable factoring arrangement expired on April 1, 2011.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $264 million and $245 million at June 30, 2011 and 2010, respectively, and is included in our consolidated financial statements.

We expect the transition of our relationship with CareFusion to a traditional distribution model during the fourth quarter of fiscal 2011 to have a $50 to $60 million per quarter positive impact on medical segment revenue for the first three quarters of fiscal 2012. However, we expect this change to have minimal impact on medical segment profit.

Results of Operations

Revenue

	Change		Revenue
(in millions, except growth rates)	2011	2010	2011	2010	2009
Pharmaceutical	4%	2%	$93,743.5	$89,789.9	$87,862.9
Medical	2%	7%	8,921.5	8,750.1	8,159.3

Total Segment Revenue	4%	3%	$102,665.0	$98,540.0	$96,022.2
Corporate	N.M.	N.M.	(20.8)	(37.2)	(30.7)

Consolidated Revenues	4%	3%	$102,644.2	$98,502.8	$95,991.5

Fiscal 2011 Compared to Fiscal 2010

Pharmaceutical segment

During fiscal 2011, Pharmaceutical revenue was positively impacted by acquisitions, net of divestitures ($2.7 billion) and increased sales to existing customers ($1.8 billion). Revenue was negatively impacted by losses of customers in excess of gains ($584 million).

Revenue from bulk sales was $41.9 billion and $44.0 billion for fiscal 2011 and 2010, respectively. During fiscal 2011, revenue from bulk sales decreased 5 percent as a result of the conversion of branded pharmaceuticals to generic pharmaceuticals as well as a shift in sales to certain national chain customers to non-bulk from bulk. Revenue from non-bulk sales was $51.8 billion and $45.8 billion for fiscal 2011 and 2010, respectively. Revenue from non-bulk sales increased 13 percent, during fiscal 2011, primarily due to acquisitions and the previously mentioned shift in sales. All sales for Kinray, Yong Yu and P4 Healthcare are non-bulk. See “Item 1—Business” for more information about bulk and non-bulk sales.

Medical segment

Medical revenue was positively impacted during fiscal 2011 by increased volume from existing customers ($354 million). These revenue gains were partially offset by the impact of lost customers in excess of gains ($165 million) and decreased volume as a result of strong demand for flu-related products in the prior year ($51 million).

Fiscal 2010 Compared to Fiscal 2009

Pharmaceutical segment

Pharmaceutical segment revenue was positively impacted during fiscal 2010 by pharmaceutical price appreciation and increased volume from existing customers (a combined impact of $3.4 billion), partially offset by losses of customers in excess of gains ($1.3 billion).

Medical segment

Medical segment revenue was positively impacted during fiscal 2010 by increased volume from existing hospital, laboratory and ambulatory care customers ($462 million), driven partially by strong demand for flu-related products. Also positively impacting revenue were new products ($74 million) and foreign exchange ($55 million). In addition, in connection with the Spin-Off, we recognized previously deferred intercompany revenue for sales to CareFusion of $51 million (prior to the Spin-Off, we deferred revenue for products sold to CareFusion businesses until the products were sold to the end customers). Losses of existing customers in excess of gains from new customers reduced revenue by $200 million.

Cost of Products Sold

Consistent with the increases in revenue, our cost of products sold increased $3.8 billion, or 4 percent, during fiscal 2011 and increased by $2.5 billion, or 3 percent, during fiscal 2010.

Gross Margin

	Change		Gross Margin
(in millions, except growth rates)	2011	2010	2011	2010	2009
Gross margin	10%	1%	$4,162.0	$3,780.7	$3,747.5

Fiscal 2011 Compared to Fiscal 2010

Pharmaceutical segment

Gross margin increased $446 million in fiscal 2011 primarily as a result of the factors listed below.

•	Strong performance in our generic pharmaceutical programs, including the impact of new product launches, increased gross margin by $239 million.

•	Acquisitions, net of divestitures, positively impacted gross margin by $198 million.

•

Increased margin from branded pharmaceutical sales (exclusive of the related volume impact) had a positive impact on gross margin of $72 million. The increase was primarily due to our performance under distribution service agreements and the transition of certain vendors to distribution service agreements. Factors that can influence margin from branded pharmaceutical sales include our service-level performance under distribution service agreements; our inventory level and mix; and the magnitude and timing of pharmaceutical price appreciation.

•

Customer pricing changes including rebates (exclusive of the related volume impact) adversely impacted gross margin by $99 million. The adverse impact of these customer pricing changes is partially offset by product mix, sourcing programs and other sources of margin.

Medical segment

Gross margin decreased $59 million in fiscal 2011 primarily as a result of the factors listed below.

•	Increased cost of oil-based resins, cotton, latex, diesel fuel and other commodities used in our self-manufactured and private brand products decreased gross margin by $59 million.

•	Increased net sales volume resulted in a $22 million favorable impact to gross margin.

•	In the first quarter of fiscal 2010, we realized a one-time gain of $14 million as a result of the recognition of previously deferred intercompany revenue for sales to CareFusion.

•	Somewhat sluggish healthcare utilization disproportionately affected surgical procedures and consequently our higher-margin products.

Fiscal 2010 Compared to Fiscal 2009

Pharmaceutical segment

Gross margin decreased $65 million in fiscal 2010 as a result of the factors listed below.

•	Pricing changes on renewed customer contracts (exclusive of the related volume impact) decreased gross margin by $103 million.

•

In fiscal 2009, Medicine Shoppe offered an alternative franchise model to its franchisees to position the franchise system for future growth. This transformation adversely impacted gross margin by $65 million in fiscal 2010; however, this was partially offset by efficiencies gained within SG&A.

•

Increased margin from branded pharmaceutical sales (exclusive of the related volume impact) had a positive impact on gross margin of $38 million despite the adverse timing impact of the transition of a significant vendor relationship to a distribution service agreement.

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

•	The favorable impact of various generic pharmaceutical product programs in pharmaceutical distribution was partially offset by lower generic margins due to timing and value of new generic launches.

Medical segment

Gross margin increased $95 million in fiscal 2010 as a result of the factors listed below.

•	Increased sales volume resulted in a $67 million increase in gross margin.

•	Decreased cost of oil-based resins and other commodities favorably impacted gross margin by $36 million.

•	A one-time gain of $14 million as a result of the recognition of previously deferred intercompany revenue for sales to CareFusion.

Distribution, Selling, General and Administrative Expenses (“SG&A”)

	Change		SG&A
(in millions, except growth rates)	2011	2010	2011	2010	2009
SG&A	8%	3%	$2,594.8	$2,408.0	$2,333.5

Fiscal 2011 Compared to Fiscal 2010

The increase in SG&A in fiscal 2011 was primarily due to acquisitions, net of divestitures ($147 million), which included amortization of acquisition-related intangible assets of $67 million and $10 million for fiscal 2011 and 2010, respectively. SG&A also included costs related to the Spin-Off of $10 million and $11 million for fiscal 2011 and 2010, respectively.

Fiscal 2010 Compared to Fiscal 2009

Increased SG&A during fiscal 2010 was primarily due to an increase in our management incentive compensation. In fiscal 2010, we had incentive compensation accruals that were $46 million above plan due to better than expected consolidated performance compared with incentive compensation accruals that were $36 million below plan in fiscal 2009. In addition, we incurred increased spending on strategic projects ($51 million). SG&A expense growth was significantly mitigated by cost control measures instituted in fiscal 2009 and reduced bad debt expense ($25 million). SG&A also included $11 million and $5 million of costs related to the Spin-Off for fiscal 2010 and 2009, respectively.

Segment Profit and Operating Earnings

	Change		Segment Profit and Operating Earnings
(in millions, except growth rates)	2011	2010	2011	2010	2009
Pharmaceutical	26%	(3)%	$1,264.8	$1,001.8	$1,035.7
Medical	(14)%	11%	369.9	427.7	384.9

Total Segment Profit	14%	1%	1,634.7	1,429.5	1,420.6
Corporate	N.M.	N.M.	(120.7)	(122.6)	(133.2)

Consolidated Operating Earnings	16%	2%	$1,514.0	$1,306.9	$1,287.4

Segment Profit

We evaluate the performance of the individual segments based upon, among other things, segment profit, which is segment revenue, less segment cost of products sold, less segment SG&A expenses. We do not allocate restructuring and employee severance, acquisition-related costs, impairments and (gain)/loss on sale of assets, litigation (recoveries)/charges, net, certain investment and other spending to our segments. These costs are retained at Corporate. Investment spending generally includes the first year spend for certain projects which require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects which will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. In addition, Spin-Off costs included within SG&A are not allocated to our segments.

Pharmaceutical segment

The principal drivers for fiscal 2011 compared to the prior year were strong performance in our generic pharmaceutical programs, including the impact of new product launches, the positive impact of acquisitions, and increased margin from branded pharmaceutical sales, offset by customer pricing changes. See the gross margin section above for discussion of these items.

The principal drivers for the decrease during fiscal 2010 were pricing changes on renewed customer contracts, fewer significant generic pharmaceutical launches than the prior year and the Medicine Shoppe franchise transformation. The decline in segment profit was partially offset by contributions from our generic programs, disciplined cost controls and increased margin from branded pharmaceutical sales.

Segment profit from bulk sales increased $20 million in fiscal 2011 as compared to fiscal 2010 and was 11 percent of Pharmaceutical segment profit in both years. Segment profit from non-bulk sales increased $243 million in fiscal 2011 as compared to fiscal 2010 and was 89 percent of Pharmaceutical segment profit in both years. The generic pharmaceutical items and acquisitions discussed above primarily impacted segment profit from non-bulk sales.

Medical segment

Compared to the prior year, results for fiscal 2011 were adversely affected by increased cost of commodities used in our self-manufactured and private brand products partially offset by increased sales volume. Results also were impacted by the negative year-over-year impact of recognizing in fiscal 2010 a one-time gain related to previously deferred intercompany revenue for sales to CareFusion.

The principal drivers for the increase during fiscal 2010 were growth in sales to certain existing customers and decreased cost of raw materials associated with commodity price movements. Results were also positively affected by the one-time gain related to previously deferred intercompany revenue for sales to CareFusion. Segment profit growth was partially dampened from increased spending on strategic projects.

Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A discussed above, operating earnings were impacted by the following:

(in millions)	2011	2010	2009
Restructuring and employee severance	$15.5	$90.7	$104.7
Acquisition-related costs	22.9	8.4	2.8
Impairments and loss on sale of assets	8.6	29.1	13.9
Litigation (recoveries)/charges, net	6.2	(62.4)	5.2

Restructuring and employee severance

Fiscal 2011, 2010 and 2009 restructuring and employee severance charges included $7 million, $65 million and $74 million, respectively, of costs arising from the Spin-Off.

Acquisition-related costs

During fiscal 2011, net acquisition-related costs included $21 million, related to the Kinray, Yong Yu and P4 Healthcare acquisitions. The costs were partially offset by $6 million of income as a result of a decrease in the contingent consideration liability relating to the P4 Healthcare acquisition, which reflects actual performance for the first measurement period and changes in our estimate of performance in future measurement periods. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information on this change.

Impairments and loss on sale of assets

In fiscal 2010, we recognized an impairment charge of $18 million related to the write-down of SpecialtyScripts, a business within our Pharmaceutical segment. We completed the sale of SpecialtyScripts during the third quarter of fiscal 2010.

Litigation (recoveries)/charges, net

In fiscal 2010, we received income of $41 million resulting from settlement of a class action antitrust claim in which we were a class member. In addition, we received $26 million of income for insurance proceeds released from escrow after litigation, commenced against certain directors and officers in 2004, was resolved.

Earnings Before Income Taxes and Discontinued Operations

In addition to items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Change		Earnings Before Income Taxes and Discontinued Operations
(in millions, except growth rates)	2011	2010	2011	2010	2009
Other (income)/expense, net	61%	N.M.	$(21.8)	$(13.5)	$13.2
Interest expense, net	(18)%	(1)%	92.8	113.5	114.4
Loss on extinguishment of debt	N.M.	N.M.	0.0	39.9	0.0
Gain on sale of CareFusion common stock	N.M.	N.M.	(75.3)	(44.6)	0.0

Interest expense, net

The decrease in interest expense for fiscal 2011 was primarily due to the favorable impact of interest rate swaps.

Loss on extinguishment of debt

During fiscal 2010, we recognized a $40 million loss from the early retirement of over $1.1 billion of debt securities through a tender offer.

Gain on sale of investment in CareFusion common stock

We recognized $75 million and $45 million of income during fiscal 2011 and 2010, respectively, related to realized gains from the sale of shares of CareFusion common stock.

Provision for Income Taxes

Generally, fluctuations in the effective tax rate are due to changes within international and United States state effective tax rates resulting from our business mix and discrete items. A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows for fiscal 2011, 2010 and 2009 (see Note 9 of “Notes to Consolidated Financial Statements” for a detailed disclosure of the effective tax rate reconciliation):

	Fiscal Year Ended June 30,
	2011	2010	2009
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	4.7	1.8
Change in measurement of an uncertain tax position	2.4	1.3	0.0
Foreign tax rate differential	(2.5)	(3.3)	(3.8)
Unremitted foreign earnings	(0.1)	13.9	0.0
Valuation allowances	(0.6)	(2.3)	(3.1)
Other	0.0	2.3	4.7

Effective income tax rate	36.4%	51.6%	34.6%

Fiscal 2011 Compared to Fiscal 2010

The effective tax rate was favorably impacted by $28 million, or 1.9 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance. An unfavorable charge attributable to earnings no longer indefinitely invested offshore in fiscal 2010 favorably impacted the year-over-year comparison of the effective tax rate (see below).

Fiscal 2010 Compared to Fiscal 2009

The effective tax rate was unfavorably impacted by a charge of $168 million, or 13.9 percentage points, attributable to earnings no longer indefinitely invested offshore. The fiscal 2010 effective tax rate was also unfavorably impacted by 1.8 percentage points due to changes in our business mix resulting from the Spin-Off which resulted in a higher percentage of our pretax income being generated in the United States than in lower tax rate international jurisdictions. A favorable audit settlement with a state taxing authority in fiscal 2009 also unfavorably impacted the year-over-year comparison of the effective tax rate.

Ongoing Audits

The IRS is currently conducting audits of fiscal years 2001 through 2010. We have received proposed adjustments from the IRS related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $849 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $592 million of the total amount. We disagree with these proposed adjustments and intend to vigorously contest them, and we believe our accruals for these matters are adequate.

Earnings/(Loss) from Discontinued Operations

CareFusion operating results are included within earnings from discontinued operations for all periods through the date of the Spin-Off, and had a significant impact on earnings from discontinued operations for fiscal 2010 and 2009. See Note 5 in the “Notes to Consolidated Financial Statements” for additional information on discontinued operations.

Recent Developments

In late August 2011, the FDA notified us that it was halting entry into the United States of all procedure kits that we assemble in Mexico and import at El Paso, Texas (“Imported Kits”). The FDA indicated that we had not supplied adequate documentary support for certain components of the Imported Kits, but has not indicated any concerns about patient safety. We are working with the FDA to address their concerns, and, in the interim, are implementing steps to mitigate the impact to customers and our business, including shifting assembly of kits to facilities in the United States. Sales of the Imported Kits were approximately 5 percent of Medical segment revenue in fiscal 2011.

Liquidity and Capital Resources

We currently believe that, based upon available capital resources (cash on hand), projected operating cash flow, and access to committed credit facilities, we have adequate capital resources to fund working capital needs, currently anticipated capital expenditures, business growth and expansion, contractual obligations, current and projected debt service requirements, dividends and share repurchases. During fiscal 2011, we acquired Kinray, Yong Yu and P4 Healthcare with cash on hand. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need supplemental funding.

Capital Resources

Cash and Equivalents

Our cash and equivalents balance was $1.9 billion at June 30, 2011, compared to $2.8 billion at June 30, 2010. At June 30, 2011, our cash and cash equivalents were held in cash depository accounts with major banks around the world or invested in high quality, short-term liquid investments. The decrease was primarily driven by acquisitions, offset by net cash provided by operating activities (which is primarily driven by net earnings and working capital), and the sale of our remaining investment in CareFusion. Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable, and payments to vendors during the regular course of business.

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

	Fiscal Year Ended June 30,
	2011	2010	2009
Days sales outstanding	20.3	18.6	19.1
Days inventory on hand	22.5	21.5	23.1
Days payable outstanding	34.8	32.1	30.5

The increase in DSO in fiscal 2011 was driven by the impact of acquisitions and the increase in DPO was due to the timing of payments to vendors during the regular course of business.

The decrease in DSO in fiscal 2010 was driven by focused efforts to manage customer accounts and reduce delinquency rates. The significant improvement in DIOH in fiscal 2010 was largely due to enhanced efficiency in our supply chain operations to reduce inventory requirements. The change in DPO during fiscal 2010 was largely driven by a change in payable terms with a supplier in our Pharmaceutical segment.

During fiscal 2011, we deployed $2.3 billion of cash on acquisitions, $291 million on capital expenditures, $274 million on dividends and $270 million on share repurchases. During fiscal 2011, we received $706 million in proceeds from sale of CareFusion common stock.

During fiscal 2010, we deployed $260 million of cash on capital expenditures, $253 million on dividends and $230 million on share repurchases (an additional $20 million repurchased during fiscal 2010 settled during the first quarter of 2011). During fiscal 2010, we received $271 million in proceeds from sale of CareFusion common stock and $154 million from the divestitures of our Martindale business in the United Kingdom and SpecialtyScripts. In addition, we completed a debt tender resulting in the purchase of more than $1.1 billion debt securities using cash of $1.4 billion distributed to us from CareFusion in connection with the Spin-Off. Additionally, in October 2009, we repaid our $350 million floating rate notes at maturity.

The cash and equivalents balance at the end of fiscal 2011 included $266 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.

The net cash provided by discontinued operations for fiscal 2010 of $1.4 billion primarily reflected permanent financing obtained by CareFusion prior to the Spin-Off offset by $90 million cash funding provided by us to CareFusion pursuant to the Spin-Off separation agreement. Net cash provided by/(used in) discontinued operations for fiscal 2009 of $341 million primarily related to the earnings and changes in working capital for CareFusion.

Ownership of Shares of CareFusion Common Stock

During fiscal 2011 and 2010, we disposed of 30.5 million and 10.9 million shares of CareFusion common stock for cash proceeds of $706 million and $271 million, respectively.

Credit Facilities and Commercial Paper

Our sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. During fiscal 2011, we replaced our prior revolving credit facility with a new $1.5 billion facility that expires in May 2016 and amended the committed receivables sales facility program to extend its term to November 2012. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at June 30, 2011. Our ability to access the commercial paper market is limited based on our current credit rating from Moody’s Investor Services.

Our revolving credit facility and committed receivables sales facility require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2011, we were in compliance with these financial covenants.

Held-to-Maturity Investments

We hold high quality investment grade held-to-maturity fixed income debt securities with an amortized cost basis of $142 million as of June 30, 2011. These investments vary in maturity date, ranging from three months to sixteen months, and pay interest semi-annually.

Long-term Obligations

As of June 30, 2011, we had total long-term obligations of $2.5 billion compared to $2.1 billion at June 30, 2010. In December 2010, we sold $500 million of fixed rate notes due 2020 in a registered offering. The 2020 Notes mature on December 15, 2020 and accrue interest at 4.625% per year payable semi-annually. We used the proceeds for general corporate purposes and for the repayment of $220 million of our 6.75% Notes due February 15, 2011.

Capital Expenditures

Capital expenditures during fiscal 2011, 2010 and 2009 were $291 million, $260 million and $421 million, respectively, primarily related to information technology projects and investments to improve the efficiency of our distribution facilities.

We expect capital expenditures in fiscal 2012 to be generally in line with the level of spending in fiscal 2011. We anticipate that we will be able to fund these expenditures through cash provided by operating activities. Fiscal 2012 capital expenditures will be largely focused on information technology projects.

Dividends

During fiscal 2011, we paid quarterly dividends of $0.195 per share, or $0.78 per share on an annualized basis, an increase of 11 percent from fiscal 2010. On May 4, 2011, our board of directors approved a 10 percent increase in our quarterly dividend to $0.215 per share, or $0.86 per share on an annualized basis, payable on July 15, 2011 to shareholders of record on July 1, 2011.

On August 3, 2011, our board of directors approved our 108th consecutive regular quarterly dividend.

Share Repurchases

During fiscal 2011, we repurchased $250 million of our Common Shares. During fiscal 2010, we repurchased $250 million of our Common Shares, of which $20 million cash settled in July 2010. Subsequent to June 30, 2011 and through August 12, 2011, we repurchased approximately $300 million of our Common Shares. We funded the repurchases with available cash. We have $450 million remaining under our current Board repurchase authorization through November 2013.

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

Contractual Obligations

As of June 30, 2011, our contractual obligations, including estimated payments due by period, are as follows:

(in millions)	2012	2013-2014	2015-2016	Thereafter	Total
On Balance Sheet:
Long-term debt (1)	$325.2	$308.5	$532.8	$1,330.6	$2,497.1
Interest on long-term debt	106.3	175.0	167.7	239.6	688.6
Capital lease obligations (2)	1.8	3.9	0.0	0.0	5.7
Other long-term liabilities (3)	5.5	0.0	2.0	0.0	7.5
Off-Balance Sheet:
Operating leases (4)	72.2	96.7	46.6	39.3	254.8
Purchase obligations (5)	153.4	73.2	13.7	5.8	246.1

Total contractual obligations	$664.4	$657.3	$762.8	$1,615.3	$3,699.8

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations described below. See Note 8 of “Notes to Consolidated Financial Statements” for further information.
(2)	Represents maturities of our capital lease obligations included within long-term debt on our consolidated balance sheet and the related estimated future interest payments.
(3)	Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits and deferred taxes, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 9 of “Notes to Consolidated Financial Statements” for further discussion of income taxes.
(4)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 10 of “Notes to Consolidated Financial Statements.”
(5)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

Our acquisition of P4 Healthcare during fiscal 2011 involves the potential payment of contingent consideration. The table above does not reflect any such obligation, as the timing and amount are uncertain. See Note 2 of “Notes to Consolidated Financial Statements” for further discussion of the maximum potential amount of future contingent consideration we could be required to pay associated with this acquisition.

Recent Financial Accounting Standards

See Note 1 of “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

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

The following table gives information regarding the allowance for doubtful accounts over the past three fiscal years.

Fiscal year ended June 30,	Allowance for doubtful accounts (in millions)	Allowance as a percentage of customer receivables	Allowance as a percentage of revenue	Reduction to allowance for customer deductions and write-offs (in millions)	Addition to Allowance (in millions)
2011	$150.0	2.4%	0.15%	$21.9	$27.2
2010	$140.1	2.6%	0.14%	$8.5	$26.8
2009	$117.6	2.2%	0.12%	$48.3	$51.4

A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables, sales-type leases and finance notes receivables at June 30, 2011, would result in an increase or decrease in bad debt expense of approximately $6 million.

We believe the reserve maintained and expenses recorded in fiscal 2011 are appropriate. At this time, we are not aware of any analytical findings or customer issues that might lead to a significant future increase in the allowance for doubtful accounts as a percentage of net revenue.

Inventories

A substantial portion of inventories (70 percent at June 30, 2011, and 73 percent at June 30, 2010) is stated at the lower of cost, using the LIFO (“last in, first out”) method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment. The LIFO impact on the consolidated statements of earnings in a given year depends on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals tend to rise, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals tend to decline, which results in a decrease in cost of products sold.

The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. Using LIFO, if branded pharmaceutical inventory levels decline, the result generally will be a decrease in future cost of products sold: prices for branded pharmaceuticals tend to rise over time, so our older inventory is held at a lower cost. Conversely, if generic pharmaceutical inventory levels decline, future cost of products sold generally will increase: prices for generic pharmaceuticals tend to decline over time, so our older inventory is held at a higher cost. We believe that the average cost method of inventory valuation reasonably approximates the current cost of replacing inventory within the Pharmaceutical distribution facilities. Accordingly, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2011 and 2010, we did not record any LIFO reserve reductions.

The remaining inventory is stated at the lower of cost, using the FIFO (“first in, first out”) method, or market.

If we had used the average cost method of inventory valuation for all inventory within the Pharmaceutical distribution facilities, the value of inventories would not have changed in fiscal 2011 or fiscal 2010. Primarily because prices for our generic pharmaceutical inventories have continued to decline, inventories at LIFO were $8 million and $38 million higher than the average cost value as of June 30, 2011, and 2010, respectively. We do not record inventories in excess of replacement cost.

Inventories recorded on the consolidated balance sheets are net of reserves for excess and obsolete inventory, which were $40 million at June 30, 2011, and $34 million at June 30, 2010. We determine reserves for inventory obsolescence based on historical experience, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

Business Combinations

The purchase price of an acquired business is allocated to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition, including identifiable intangible assets. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the date of acquisition. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for trade names, customer relationships and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information regarding our acquisitions, including the contingent consideration related to the P4 Healthcare acquisition.

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

Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. In fiscal 2011, we identified four reporting units: Pharmaceutical segment (excluding our nuclear and pharmacy services division and Yong Yu division); Medical segment; nuclear and pharmacy services division; and Yong Yu division. Fair values can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of income-based and market-based approaches. Under the market-based approach we determine fair value by comparing our reporting units to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. To further confirm the fair value, we compare our aggregate fair value of our reporting units to our market capitalization. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.

We performed annual impairment testing in fiscal 2011, 2010 and 2009 and concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value. See Note 6 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill and other intangible assets.

If we alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 1 percent, there still would not be any impairment indicated for any of our reporting units for fiscal 2011, 2010 or 2009.

Vendor Reserves

In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other billing disputes. These disputed transactions are researched and resolved based upon our policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the transaction types are relatively consistent, we periodically refine our estimate methodology by updating the reserve estimate percentages to reflect actual historical experience. Changes to the estimate percentages affect the cost of products sold in the period in which the change was made.

Vendor reserves were $41 million and $28 million at June 30, 2011 and 2010, respectively. Approximately 65 percent of the vendor reserve at June 30, 2011, pertained to the Pharmaceutical segment, compared to 59 percent at the end of fiscal 2010. The reserve balance will fluctuate due to variations of outstanding claims from period to period, timing of settlements, and specific vendor issues, such as bankruptcies.

The ultimate outcome of specific claims may be different than our original estimate and may require adjustment. We believe, however, that reserves recorded for such disputes are adequate based upon current facts and circumstances.

Provision for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. The following table presents information about our tax position:

Fiscal year ended June 30,	Net deferred income tax assets (in millions)	Net deferred income tax liabilities (in billions)	Net loss and credit carryforwards included in net deferred income tax assets (in millions)	Net valuation allowance (in millions) against deferred tax assets (1)
2011	$543	$1.4	$190	$158
2010	$578	$1.2	$197	$183

(1)	This valuation allowance primarily relates to federal, state and international loss carryforwards for which the ultimate realization of future benefits is uncertain.

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

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement (see Note 9 of “Notes to Consolidated Financial Statements” for a detailed disclosure of the unrecognized tax benefits).

If any of our assumptions or estimates were to change, an increase or decrease in our effective tax rate by 1 percent on earnings before income taxes and discontinued operations would have caused income tax expense to increase or decrease by $15 million for fiscal 2011.

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

During fiscal 2011 and 2010, we calculated separate option valuations for two separate groups of employees. During fiscal 2009, we calculated separate option valuations for three separate groups of employees. The groups were determined using similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on implied volatility from traded options on our Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than our current estimates.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Our businesses are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity price related changes. We maintain a hedging program to manage volatility related to these market exposures which employs operational, economic, and derivative financial instruments in order to mitigate risk. See Notes 1 and 12 of “Notes to Consolidated Financial Statements” for further discussion regarding our use of derivative instruments.

Foreign Exchange Rate Sensitivity

By nature of our global operations, our businesses are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Principal drivers of this foreign exchange exposure include the Canadian dollar, European euro, Mexican peso, and Thai baht.

Transactional Exposure

Our businesses’ transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. As part of our risk management program, at the end of each fiscal year we perform a sensitivity analysis on our forecasted transactional exposure for the upcoming fiscal year. The fiscal 2011 and fiscal 2010 analyses utilize a currency portfolio model, encompassing both implied volatility and historical correlation to estimate the net potential gain or loss. These analyses included the estimated impact of our hedging program, which mitigates our businesses’ transactional exposure. At each of June 30, 2011 and 2010, we had hedged approximately 45 percent of our businesses’ transactional exposures. The following table summarizes the analysis as it relates to our businesses’ transactional exposure and the impact of a hypothetical 10 percent increase or decrease:

(in millions)	2011	2010
Net estimated transactional exposure	$373.9	$318.9
Sensitivity gain/loss	$37.4	$31.9
Estimated offsetting impact of hedges	(14.0)	(17.8)

Estimated net gain/loss	$23.4	$14.1

Translational Exposure

We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. We perform a similar analysis as described above related to this translational exposure. We do not typically hedge any of our translational exposure and no hedging impact was included in our analysis at June 30, 2011 and 2010. The following table summarizes our businesses’ translational exposure and the impact of a hypothetical 10 percent strengthening or weakening in the U.S. dollar:

(in millions)	2011	2010
Net estimated translational exposure	$54.0	$35.3
Sensitivity gain/loss	$5.4	$3.5

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

As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10 percent change in interest rates. At June 30, 2011 and 2010, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change was $0.4 million and $0.3 million, respectively.

Commodity Price Sensitivity

We are exposed to market price changes for commodities, including oil-based resins, cotton, latex, and diesel fuel. We typically purchase raw materials at market prices and some finished goods at prices based in part on a commodity price index. As part of our risk management program, we perform sensitivity analysis on our forecasted commodity exposure for the following fiscal year. Our forecasted commodity exposure as of June 30, 2011 increased from the prior year primarily as a result of contract adjustments with vendors, volatility of commodity prices, changes in purchasing volumes and changes in the mix of items we buy. We have updated the prior year comparable commodity exposure to include all items meeting this criteria.

At June 30, 2011 and 2010, we had hedged a portion of these commodity exposures (see Note 12 of “Notes to Consolidated Financial Statements” for further discussion). The table below summarizes our analysis of these forecasted commodity exposures and a hypothetical 10 percent fluctuation in commodity prices as of June 30, 2011 and 2010:

(in millions)	2011	2010
Estimated commodity exposure	$472.8	$362.3
Sensitivity gain/loss	47.2	36.2
Estimated offsetting impact of hedges	(2.1)	(1.2)

Estimated net gain/loss	$45.1	$35.1

We also have additional exposure to commodities through the purchase of finished goods and various other energy-related commodities, including natural gas and electricity through our normal course of business where our contracts are not directly tied to a commodity index. We believe our total gross range of exposure to commodities, including the items listed in the table above, is $500 million to $600 million as of June 30, 2012.

Item 8:	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of Cardinal Health, Inc.

We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Columbus, Ohio

August 25, 2011

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year Ended June 30,
	2011	2010	2009
	(In millions, except per common share amounts)
Revenue	$102,644.2	$98,502.8	$95,991.5
Cost of products sold	98,482.2	94,722.1	92,244.0

Gross margin	4,162.0	3,780.7	3,747.5
Operating expenses:
Distribution, selling, general and administrative expenses	2,594.8	2,408.0	2,333.5
Restructuring and employee severance	15.5	90.7	104.7
Acquisition-related costs	22.9	8.4	2.8
Impairments and loss on sale of assets	8.6	29.1	13.9
Litigation (recoveries)/charges, net	6.2	(62.4)	5.2

Operating earnings	1,514.0	1,306.9	1,287.4
Other (income)/expense, net	(21.8)	(13.5)	13.2
Interest expense, net	92.8	113.5	114.4
Loss on extinguishment of debt	0.0	39.9	0.0
Gain on sale of investment in CareFusion	(75.3)	(44.6)	0.0

Earnings before income taxes and discontinued operations	1,518.3	1,211.6	1,159.8
Provision for income taxes	552.1	624.6	401.6

Earnings from continuing operations	966.2	587.0	758.2
Earnings/(loss) from discontinued operations, net of tax	(7.2)	55.2	393.4

Net earnings	$959.0	$642.2	$1,151.6

Basic earnings/(loss) per Common Share:
Continuing operations	$2.77	$1.64	$2.12
Discontinued operations	(0.02)	0.15	1.10

Net basic earnings per Common Share	$2.75	$1.79	$3.22

Diluted earnings/(loss) per Common Share:
Continuing operations	$2.74	$1.62	$2.10
Discontinued operations	(0.02)	0.15	1.08

Net diluted earnings per Common Share	$2.72	$1.77	$3.18

Weighted average number of Common Shares outstanding:
Basic	348.6	358.8	357.6
Diluted	352.5	361.4	361.5

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$1,929.3	$2,755.3
Trade receivables, net	6,155.7	5,170.6
Inventories	7,334.2	6,355.9
Prepaid expenses and other	896.7	637.1

Total current assets	16,315.9	14,918.9

Property and equipment, at cost:
Land, buildings and improvements	1,105.1	1,121.5
Machinery and equipment	2,055.1	1,868.8
Furniture and fixtures	114.0	103.4

Total property and equipment, at cost	3,274.2	3,093.7
Accumulated depreciation and amortization	(1,762.0)	(1,624.9)

Property and equipment, net	1,512.2	1,468.8
Other assets:
Investment in CareFusion	0.0	691.5
Goodwill and other intangibles, net	4,259.0	2,253.2
Other	758.8	657.8

Total assets	$22,845.9	$19,990.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,331.5	$9,494.9
Current portion of long-term obligations and other short-term borrowings	326.7	233.2
Other accrued liabilities	1,711.3	1,809.5

Total current liabilities	13,369.5	11,537.6

Long-term obligations, less current portion	2,175.3	1,896.1
Deferred income taxes and other liabilities	1,452.5	1,280.4
Shareholders’ equity:
Preferred Shares, without par value:
Authorized—0.5 million shares, Issued—none	0.0	0.0
Common Shares, without par value:
Authorized—755.0 million shares, Issued—363.6 million shares at June 30, 2011 and 2010, respectively	2,898.2	2,889.9
Retained earnings	3,331.4	2,647.2
Common Shares in treasury, at cost: 12.5 million shares and 7.2 million shares at June 30, 2011 and 2010, respectively	(457.7)	(331.0)
Accumulated other comprehensive income	76.7	70.0

Total shareholders’ equity	5,848.6	5,276.1

Total liabilities and shareholders’ equity	$22,845.9	$19,990.2

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares					Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares Issued	Amount	Retained Earnings	Treasury Shares
				Shares	Amount
	(In millions)
BALANCE JUNE 30, 2008	364.7	$3,001.2	$5,016.2	(7.6)	$(480.7)	$210.8	$7,747.5
Comprehensive income:
Net earnings			1,151.6				1,151.6
Foreign currency translation adjustments						(122.5)	(122.5)
Unrealized loss on derivatives, net of tax						(0.8)	(0.8)
Net change in pension liability, net of tax						(5.3)	(5.3)

Total comprehensive income							1,023.0
Employee stock plans activity, including tax impact of $2.9 million	(1.0)	30.4		3.9	137.7		168.1
Dividends declared			(213.9)				(213.9)

BALANCE JUNE 30, 2009	363.7	3,031.6	5,953.9	(3.7)	(343.0)	82.2	8,724.7
Comprehensive income:
Net earnings			642.2				642.2
Foreign currency translation adjustments						(97.2)	(97.2)
Unrealized gain on derivatives, net of tax						23.8	23.8
Unrealized gain on investment in CareFusion, net of tax						61.2	61.2

Total comprehensive income							630.0
Employee stock plans activity, including tax impact of $16.1 million	(0.1)	(141.7)		3.9	261.9		120.2
Treasury shares acquired				(7.4)	(249.9)		(249.9)
Dividends declared			(259.5)				(259.5)
Non-cash dividend issued in connection with Spin-off			(3,689.4)				(3,689.4)

BALANCE JUNE 30, 2010	363.6	2,889.9	2,647.2	(7.2)	(331.0)	70.0	5,276.1
Comprehensive income:
Net earnings			959.0				959.0
Foreign currency translation adjustments						72.1	72.1
Unrealized loss on derivatives, net of tax						(4.2)	(4.2)
Reclassification of unrealized gain upon realization from sale of remaining investment in CareFusion, net of tax						(61.2)	(61.2)

Total comprehensive income							965.7
Employee stock plans activity, including tax impact of $13.7 million	0.0	8.3		2.2	123.2		131.5
Treasury shares acquired				(7.5)	(249.9)		(249.9)
Dividends declared			(280.8)				(280.8)
Other			6.0				6.0

BALANCE JUNE 30, 2011	363.6	$2,898.2	$3,331.4	(12.5)	$(457.7)	$76.7	$5,848.6

The accompanying notes are an integral part of these consolidated statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2011	2010	2009
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$959.0	$642.2	$1,151.6
(Earnings)/loss from discontinued operations	7.2	(55.2)	(393.4)

Earnings from continuing operations	966.2	587.0	758.2
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	313.3	254.4	225.8
Loss on extinguishment of debt	0.0	39.9	0.0
Gain on sale of investment in CareFusion	(75.3)	(44.6)	0.0
Impairments and loss on sale of assets	8.6	29.1	13.9
Share-based compensation	79.5	99.5	109.9
Provision for deferred income taxes	128.0	120.2	149.4
Provision for bad debts	27.2	26.8	51.4
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	(457.2)	20.6	(713.6)
Decrease/(increase) in inventories	(664.7)	477.4	(431.2)
Increase/(decrease) in accounts payable	1,356.5	451.0	768.1
Other accrued liabilities and operating items, net	(287.0)	(74.6)	19.3

Net cash provided by operating activities—continuing operations	1,395.1	1,986.7	951.2
Net cash provided by/(used in) operating activities—discontinued operations	(0.5)	147.4	472.7

Net cash provided by operating activities	1,394.6	2,134.1	1,423.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from divestitures and sale of property and equipment	3.0	158.6	136.2
Acquisition of subsidiaries, net of cash acquired	(2,299.5)	(32.0)	(128.6)
Purchase of held-to-maturity investment securities	(155.6)	0.0	0.0
Additions to property and equipment	(291.3)	(260.3)	(421.2)
Proceeds from sale of CareFusion common stock	705.9	270.7	0.0
Proceeds from maturities of held-to-maturity securities	9.5	0.0	0.0

Net cash provided by/(used in) investing activities—continuing operations	(2,028.0)	137.0	(413.6)
Net cash used in investing activities—discontinued operations	0.0	(9.9)	(129.3)

Net cash provided by/(used in) investing activities	(2,028.0)	127.1	(542.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent consideration	(10.2)	0.0	0.0
Net change in short-term borrowings	46.4	0.0	0.0
Reduction of long-term obligations	(228.6)	(1,485.5)	(301.4)
Proceeds from long-term obligations, net of issuance costs	494.5	0.0	0.0
Proceeds from issuance of Common Shares	63.0	40.0	39.2
Tax disbursements from exercises of stock options	(13.7)	(16.1)	(2.9)
Payment of premiums for debt extinguishment	0.0	(66.4)	0.0
Dividends on Common Shares	(274.2)	(253.1)	(200.4)
Purchase of treasury shares	(269.8)	(230.2)	0.0

Net cash used in financing activities—continuing operations	(192.6)	(2,011.3)	(465.5)
Net cash provided by/(used in) financing activities—discontinued operations	0.0	1,283.8	(2.7)

Net cash used in financing activities	(192.6)	(727.5)	(468.2)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(826.0)	1,533.7	412.8
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	2,755.3	1,221.6	808.8

CASH AND EQUIVALENTS AT END OF YEAR	$1,929.3	$2,755.3	$1,221.6

SUPPLEMENTAL INFORMATION:
Cash payments for:
Interest	$115.9	$158.4	$201.8
Income taxes	$587.6	$513.7	$429.3
Non-cash investing and financing transactions for:
Retained investment in CareFusion at date of Spin-Off	$0.0	$863.1	$0.0
Non-cash dividend in connection with Spin-Off	$0.0	$3,689.4	$0.0

The accompanying notes are an integral part of these consolidated statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, surgery centers, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. References to “we”, “our” and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context otherwise requires.

Our fiscal year ends on June 30. References to fiscal 2011, 2010 and 2009 in these consolidated financial statements are to the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Spin-Off of CareFusion Corporation. Effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation (“CareFusion”) and retained the remaining 41.4 million shares of CareFusion common stock (the “Spin-Off”). During fiscal 2011 and 2010, we disposed of 30.5 million and 10.9 million shares of CareFusion common stock, respectively. While we are a party to a separation agreement and various other agreements relating to the separation, we have determined that we have no significant continuing involvement in the operations of CareFusion. Accordingly, the operating results of CareFusion are presented within discontinued operations for all periods presented through the date of the Spin-Off.

Our Relationship with CareFusion. On July 22, 2009, we entered into a separation agreement with CareFusion to effect the Spin-Off and provide a framework for our relationship with CareFusion after the Spin-Off. In addition, on August 31, 2009, we entered into a transition services agreement, a tax matters agreement and an accounts receivable factoring agreement with CareFusion, among other agreements. These agreements, including the separation agreement, provide for allocation of assets, employees, liabilities, and obligations (including investments, property and employee benefits; and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-Off and govern certain relationships between CareFusion and us after the Spin-Off.

Under the transition services agreement, during fiscal 2011 and 2010, we recognized $64.7 million and $99.2 million, respectively, in transition service fee income, which approximately offsets the costs associated with providing the transition services. Substantially all of the transition service arrangements expired in fiscal 2011 and early fiscal 2012.

Under the accounts receivable factoring agreement, during fiscal 2011 and 2010, we purchased $460.4 million and $605.6 million, respectively, of CareFusion trade receivables. The accounts receivable factoring arrangement expired on April 1, 2011.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable is included in our balance sheet and was $263.9 million and $244.6 million at June 30, 2011 and 2010, respectively.

Basis of Presentation. Our consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany transactions and amounts have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. The results of businesses acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.

Use of Estimates. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation, business combinations, goodwill and intangible asset impairment, vendor reserves, share-based compensation, and income taxes. Actual amounts could ultimately differ from these estimated amounts.

Cash Equivalents. We consider all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Receivables. Trade receivables are primarily comprised of amounts owed to us through our distribution businesses and are presented net of an allowance for doubtful accounts of $134.5 million and $123.5 million at June 30, 2011 and 2010, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We continuously monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write-off any amounts deemed uncollectible against the established allowance for doubtful accounts.

We provide financing to various customers. Such financing arrangements range from 90 days to 10 years, at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $90.4 million (current portion $18.9 million) and $109.9 million (current portion $20.9 million) at June 30, 2011 and 2010, respectively, and are included in other assets (current portion is included in prepaid expenses and other). Finance notes receivable are reported net of an allowance for doubtful accounts of $14.9 million and $16.2 million at June 30, 2011 and 2010, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer.

Concentrations of Credit Risk and Major Customers. We maintain cash depository accounts with major banks throughout the world and invest in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and we have not incurred any related losses.

Our trade receivables, lease receivables, finance notes, and accrued interest receivables are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the hospital and acute care sectors of the healthcare industry. Such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Such losses historically have been within our expectations.

The following table summarizes all of our customers that individually account for at least 10 percent of revenue and their corresponding percent of gross trade receivables. The customers in the table below are serviced through our Pharmaceutical segment.

	Percent of Revenue			Percent of Gross Trade Receivables at June 30,
	2011	2010	2009	2011	2010
Walgreen Co.	23%	24%	24%	31%	32%
CVS Caremark Corporation	22%	22%	21%	20%	21%

We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members.

The following table summarizes the revenue that was derived from GPO members through the contractual arrangements established with Novation, LLC and Premier Purchasing Partners, L.P., our two largest GPO relationships in terms of revenue:

	Percent of Revenue
	2011	2010	2009
GPO members	14%	15%	15%

Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.

Inventories. A substantial portion of our inventories (70 percent at June 30, 2011 and 73 percent June 30, 2010) is valued at the lower of cost, using the LIFO method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. In fiscal 2011 and 2010, we did not record any LIFO reserve reductions.

If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, inventories would not have changed in fiscal 2011 or fiscal 2010. Inventories valued at LIFO were $7.6 million and $37.7 million higher than the average cost value as of June 30, 2011 and 2010, respectively. We do not record inventories in excess of replacement cost.

Our remaining inventory is primarily stated at the lower of cost, using the FIFO method, or market.

Inventories presented on the consolidated balance sheet are net of reserves for excess and obsolete inventory which were $40.0 million and $34.4 million at June 30, 2011 and 2010, respectively. We reserve for inventory obsolescence using estimates based on historical experience, sales trends, specific categories of inventory, and age of on-hand inventory.

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

The following table shows depreciation expense for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Depreciation expense	$243.7	$233.4	$206.9

When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted average interest rate on long-term obligations, which was 4.21% at June 30, 2011. The amount of capitalized interest was immaterial for all fiscal years presented.

Business Combinations. The purchase price of an acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, including identifiable intangible assets. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the date of acquisition. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for trade names, customer relationships and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. See Note 2 for additional information regarding our acquisitions, including the contingent consideration related to the P4 Healthcare acquisition.

Goodwill and Other Intangibles. Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives—primarily customer relationships, patents and trademarks—are amortized over their useful lives.

Goodwill impairment testing involves a comparison of estimated fair value of reporting units to the respective carrying amount. If estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, which would be recorded as an expense to our results of operations. Application of goodwill impairment testing involves judgment, including but not limited to the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. In fiscal 2011, we identified four reporting units: Pharmaceutical segment, excluding our nuclear and pharmacy services division and Yong Yu division; Medical segment; nuclear and pharmacy services division; and Yong Yu division. Fair values can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of income-based and market-based approaches. Under the market-based approach we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. To further confirm the fair value, we compare the aggregate fair value of our reporting units to our market capitalization. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.

We performed annual impairment testing in fiscal 2011, 2010 and 2009 and concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value. See Note 6 for additional information regarding goodwill and other intangible assets.

Income Taxes. We account for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested.

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. See Note 9 for additional information regarding income taxes.

Accounting for Vendor Reserves. In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other billing disputes. These disputed transactions are researched and resolved based upon our policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the transaction types are relatively consistent, we periodically refine our estimate methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. All adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period to period, timing of settlements and specific vendor issues, such as bankruptcies. The following table summarizes vendor reserves at June 30, 2011 and 2010:

	June 30,
(in millions)	2011	2010
Vendor reserves	$41.0	$27.8

Third-party returns are excluded from the vendor reserves above. See separate section in Note 1 for a description of third-party returns.

Accounting for Vendor Incentives. Fees for services and other incentives received from vendors relating to the purchase or distribution of inventory are generally reported as a reduction of cost of products sold in the consolidated statements of earnings. We consider these fees and other incentives to represent product discounts, and as a result the amounts are recorded as a reduction of product cost and are recognized through cost of products sold upon sale of the related inventory.

Other Accrued Liabilities. Other accrued liabilities represent various current obligations, including certain accrued operating expenses and taxes payable.

Share-Based Compensation. All share-based compensation to employees, including grants of stock options, is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

The compensation expense recognized for all share-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. We classify share-based compensation expense within distribution, selling, general and administrative (“SG&A”) expenses to correspond with the same line item as the majority of the cash compensation paid to employees. However, certain share-based compensation incurred in connection with the Spin-Off is classified within restructuring and employee severance. See Note 17 for additional information regarding share-based compensation.

Dividends. The following table summarizes the cash dividends per Common Share that we paid for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
	2011	2010	2009
Cash dividends per Common Share	$0.78	$0.70	$0.56

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Pharmaceutical. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise.

Revenue for deliveries that are directly shipped to customer warehouses from the manufacturer whereby we act as an intermediary in the ordering and delivery of products is recorded gross in accordance with accounting standards addressing reporting revenue on a gross basis as a principal versus on a net basis as an agent. This revenue is recorded on a gross basis since we incur credit risk from the customer, bear the risk of loss for incomplete shipments and do not receive a separate fee or commission for the transaction and, as such, are the primary obligor. Revenue from these sales is recognized when title transfers to the customer and we have no further obligation to provide services related to such merchandise.

Radiopharmaceutical revenue is recognized upon delivery of the product to the customer. Service-related revenue, including fees received for analytical services or sales and marketing services, is recognized upon the completion of such services.

Pharmacy management, third-party logistics and other service revenue is recognized as the services are rendered according to the contracts established. A fee is charged under such contracts through a capitation fee, a dispensing fee, a monthly management fee, or an actual costs-incurred arrangement. Under certain contracts, fees for services are guaranteed by us not to exceed stipulated amounts or have other risk-sharing provisions. Revenue is adjusted to reflect the estimated effects of such contractual guarantees and risk-sharing provisions.

Medicine Shoppe International, Inc. and Medicap Pharmacies Incorporated earn franchise fees. Franchise fees represent monthly fees that are either fixed or based upon franchisees’ sales and are recognized as revenue when they are earned.

Medical. This segment recognizes distribution revenue when title transfers to its customers and the business has no further obligation to provide services related to such merchandise. Revenue from the sale of medical products and supplies is recognized when title and risk of loss transfers to its customers, which is typically upon delivery.

Sales Returns and Allowances. Revenue is recorded net of sales returns and allowances. We recognize sales returns as a reduction of revenue and cost of products sold for the sales price and cost, respectively, when products are returned. Our customer return policies generally require that the product be physically returned, subject to restocking fees, in a condition suitable to be added back to inventory and resold at full value, or returned to vendors for credit (“merchantable product”). Product returns are generally consistent throughout the year and typically are not specific to any particular product or customer. Amounts recorded in revenue and cost of products sold under this accounting policy closely approximate what would have been recorded had we accrued for sales returns and allowances at the time of the sale transaction.

The following table summarizes sales returns and allowances for the fiscal years ended June 30, 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Sales returns and allowances	$1,651.4	$1,516.2	$1,391.4

Third-party Returns. Since we generally do not accept non-merchantable product returns from our customers, many of our customers return non-merchantable pharmaceutical products to our vendors through third parties. Generally, our customers do not have a direct relationship with our vendors; as such, our vendors pass the value of the returns to us (usually in the form of an accounts payable deduction). We in turn pass the value received, less an administrative fee, to our customer. In certain instances, we pass the estimated value of the return to our customer prior to processing the deduction with our vendors. Although, in general, we believe we have satisfactory contractual protections, we could be subject to claims from customers or vendors if our administration of this overall process was deficient in some respect or our contractual terms with vendors are in conflict with our contractual terms with our customers. We have maintained reserves for some of these situations based on their nature and our historical experience with their resolution.

Distribution Service Agreement and Other Vendor Fees. Our Pharmaceutical segment recognizes fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendors’ inventory when those fees have been earned and we are entitled to payment. We recognize the fees as a reduction in the carrying value of the inventory that generated the fees, and as such the fees are recognized as a reduction of cost of products sold in our statements of earnings when that inventory is sold.

Shipping and Handling. Shipping and handling costs are included in SG&A expenses in our consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer.

The following table summarizes shipping and handling costs for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Shipping and handling costs	$325.7	$293.5	$289.7

Revenue received for shipping and handling was immaterial for all periods presented.

Translation of Foreign Currencies. Financial statements of our subsidiaries outside the United States are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in shareholders’ equity through accumulated other comprehensive income utilizing period-end exchange rates. Revenues and expenses of these foreign subsidiaries are translated using average exchange rates during the year.

The following table summarizes the foreign currency translation gains/(losses) included in accumulated other comprehensive income at June 30, 2011 and 2010:

	June 30,
(in millions)	2011	2010
Foreign currency translation gains/(losses)	$71.1	$(1.0)

Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in other (income)/expense, net, and were immaterial for fiscal 2011, 2010 and 2009, respectively.

Interest Rate, Currency and Commodity Risk Management. All derivative instruments are recognized at fair value on the balance sheet, and all changes in fair value are recognized in net earnings or shareholders’ equity through accumulated other comprehensive income, net of tax.

For contracts that qualify for hedge accounting treatment, our policy requires that the hedge contracts must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized in net earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting the contract would continue to be carried on the balance sheet at fair value until settled, and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction was no longer probable to occur, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings. See Note 12 for additional information regarding our derivative instruments, including the accounting treatment for instruments designated as fair value, cash flow and economic hedges.

Earnings per Common Share. Basic earnings per Common Share (“EPS”) is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period

(the denominator). Diluted EPS is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of vested and unvested stock options, restricted shares and restricted share units as computed using the treasury stock method.

Recent Financial Accounting Standards. In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This guidance was effective for fiscal years beginning after November 15, 2009. As a result of this new guidance, we determined that our committed receivables sales facility no longer qualified as an off-balance sheet arrangement beginning in fiscal 2011. At June 30, 2011 and 2010, we had no amounts outstanding under this facility.

In July 2010, the FASB issued new accounting guidance which requires additional disclosures regarding the allowance for credit loss for financing receivables. This guidance requires an entity to provide additional disclosures related to the credit risk related to financing receivables and how that risk is analyzed in determining the related allowance for credit losses. We adopted this guidance on January 1, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

2.	ACQUISITIONS

Fiscal 2011

During fiscal 2011, we completed several acquisitions, the most significant of which are described in more detail below. The results of the acquisitions described below are included within our Pharmaceutical segment. We also completed other acquisitions during this period that were not significant, individually or in the aggregate. The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement. The fair value measurements of assets acquired and liabilities assumed as of the acquisition dates were completed during fiscal 2011. The consolidated financial statements include the results of operations from these business combinations from the date of acquisition. For fiscal 2011, these three acquisitions increased revenues by $2.9 billion and operating earnings by $61.3 million, compared to fiscal 2010.

Kinray. On December 21, 2010, we completed the acquisition of privately held Kinray, Inc. (“Kinray”) for $1.3 billion in an all-cash transaction. Kinray is a wholesale pharmaceutical distribution company which serves retail independent pharmacies primarily in the New York metropolitan area.

Yong Yu. On November 29, 2010, we completed the acquisition of what is now our Yong Yu subsidiary for $457.7 million, including the assumption of $57.4 million in debt. Yong Yu is a health care distribution business headquartered in Shanghai, China.

P4 Healthcare. On July 15, 2010, we completed the acquisition of privately held Healthcare Solutions Holding, LLC (“P4 Healthcare”) for $506.1 million in cash and certain contingent consideration. P4 Healthcare serves key participants across the chain of specialty care, including physicians, pharmaceutical companies and payors by providing essential tools, services and data to help improve the quality of patient outcomes and increase efficiency in the delivery of health care services.

In accordance with the agreement, the former owners of P4 Healthcare have the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The contingent consideration was to be earned over four measurement periods, which spanned three years, and each measurement period had specific targets and payout amounts. The contingent consideration payout was limited to $150.0 million. Subsequent to June 30, 2011, we amended the agreement with the former owners to extend the fourth measurement period (beginning January 1, 2013) from six months to eighteen months and reduce the maximum contingent consideration payout to $100.0 million.

We determined the estimated fair value of the contingent consideration obligation based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. At each reporting date, we revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our consolidated statement of earnings as acquisition-related costs. Changes in the fair value of the contingent consideration obligation may result from changes in the terms of the contingent payments, changes in discount periods and rates, changes in the timing and amount of EBITDA estimates, and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. Actual progress toward achieving the EBITDA targets for the remaining measurement periods may be different than our expectations of performance in future measurement periods. Failure to meet current expectations of progress could increase the probability of not achieving the targets within the measurement periods and result in a material reduction in the fair value of the contingent consideration obligation. The fair value of the contingent consideration obligation was $75.4 million as of June 30, 2011, compared to the initial valuation of $92.0 million. The $16.6 million decrease in the contingent consideration liability reflects a cash payment of $10.2 million for the first measurement period and changes in our estimate of performance in future measurement periods.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the three acquisitions described above:

(in millions)	Kinray	Yong Yu	P4 Healthcare
Identifiable intangible assets
Trade names (1)	$16.8	$4.3	$16.0
Customer relationships (2)	116.0	51.7	163.0
Non-compete agreements (3)	0.0	0.0	9.7
Other (4)	0.0	0.0	37.0

Total identifiable intangible assets acquired	132.8	56.0	225.7
Cash and equivalents	0.0	3.9	0.0
Trade receivables, net	297.3	243.8	9.2
Inventories	180.8	133.1	0.1
Property and equipment, net	3.5	3.7	2.3
Other assets	18.8	52.0	2.8
Accounts payable	(268.5)	(218.8)	(1.2)
Other accrued liabilities	(12.4)	(55.8)	(8.3)
Short-term borrowings	0.0	(56.1)	0.0
Long-term obligations	0.0	(1.3)	0.0
Contingent consideration obligation	0.0	0.0	(92.0)

Total identifiable net assets acquired	352.3	160.5	138.6
Goodwill	983.7	239.8	367.5

Total net assets acquired	$1,336.0	$400.3	$506.1

(1)	The weighted average lives of the trade names relating to the Kinray and Yong Yu acquisitions range from two to three years. P4 Healthcare trade names have indefinite lives.
(2)	The weighted average lives of customer relationships range from 4 to 15 years.
(3)	The weighted average life of non-compete agreements is five years.
(4)	The weighted average lives of other identified intangible assets range from 2 to 10 years.

Fiscal 2010

During fiscal 2010, we completed an acquisition that individually was not significant. The aggregate purchase price of this acquisition, which was paid in cash, was $32.0 million, including the assumption of

$1.9 million of liabilities. The consolidated financial statements include the results of operations from this business combination from the date of the acquisition.

Fiscal 2009

During fiscal 2009, we completed an acquisition that individually was not significant. The aggregate purchase price of this acquisition, which was paid in cash, was $128.6 million. Assumed liabilities of this acquired business were $102.1 million. The consolidated financial statements include the results of operations from this business combination from the date of acquisition.

Acquisition-Related Costs

We classify costs incurred in connection with acquisitions as acquisition-related costs. These costs consist primarily of transaction costs, integration costs and changes in the fair value of contingent payments. Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations. As described above, we record changes in the fair value of contingent payments relating to acquisitions as income or expense in our acquisition-related costs.

3.	RESTRUCTURING AND EMPLOYEE SEVERANCE

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

The following table summarizes activity related to our restructuring and employee severance costs during fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Employee-related costs (1)	$6.9	$32.9	$33.8
Facility exit and other costs (2)	8.6	57.8	70.9

Total restructuring and employee severance	$15.5	$90.7	$104.7

(1)	Employee-related costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees, and costs associated with restructuring our delivery of information technology infrastructure services.

Restructuring and employee severance for fiscal 2011, 2010 and 2009 included costs related to the following significant projects:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Spin-Off (1)	$6.7	$64.5	$73.8
Segment Realignment (2)	0.0	2.0	15.7

(1)

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
(2)	During fiscal 2009, we consolidated our businesses into two primary operating and reportable segments to reduce costs and align resources with the needs of each segment. In connection with the Spin-Off, these reportable segments were reorganized. Refer to Note 16 for additional information regarding our current reportable segments.

In addition to the significant restructuring programs discussed above, from time to time, we incur costs to implement smaller restructuring efforts for specific operations within our segments. These restructuring plans focus on various aspects of operations, including closing and consolidating certain manufacturing and distribution operations, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activity related to liabilities associated with our restructuring and employee severance projects during fiscal 2011, 2010 and 2009:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2008	$22.5	$0.4	$22.9
Additions	33.8	70.9	104.7
Payments and other adjustments	(43.1)	(59.0)	(102.1)

Balance at June 30, 2009	13.2	12.3	25.5
Additions	32.9	57.8	90.7
Payments and other adjustments	(36.9)	(62.7)	(99.6)

Balance at June 30, 2010	9.2	7.4	16.6
Additions	6.9	8.6	15.5
Payments and other adjustments	(10.1)	(11.4)	(21.5)

Balance at June 30, 2011	$6.0	$4.6	$10.6

4.	IMPAIRMENTS AND LOSS ON SALE OF ASSETS

During fiscal 2010, we recognized an $18.1 million impairment charge related to the write-down of SpecialtyScripts, LLC (“SpecialtyScripts”), a business within the Pharmaceutical segment, to net expected fair value less costs to sell. See Note 5 for further information regarding the sale of SpecialtyScripts. We did not recognize any material impairment charges during fiscal 2011.

5.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

CareFusion

We are a party to a transition services agreement and a tax matters agreement with CareFusion, among other agreements. We have determined that the continuing cash flows generated by these agreements do not constitute significant continuing involvement in the operations of CareFusion. Accordingly, the operating results of CareFusion are presented within discontinued operations for all periods presented through the date of the Spin-Off.

The results of CareFusion included in discontinued operations for fiscal 2011, 2010 and 2009 are summarized as follows:

	Fiscal Year Ended June 30,
(in millions)	2011 (1)	2010 (2)	2009
Revenue	$0.0	$592.1	$3,520.9
Earnings before income taxes	0.3	43.7	507.2
Income tax expense	(8.0)	(28.7)	(122.6)
Earnings/(loss) from discontinued operations	(7.7)	15.0	384.6

(1)	Reflects subsequent changes in certain estimates made at the time of the Spin-Off.
(2)	Reflects the results of CareFusion through August 31, 2009, the date the Spin-Off was completed, and subsequent changes in certain estimates made at the time of the Spin-Off.

Interest expense was allocated to historical periods considering the debt issued by CareFusion in connection with the Spin-Off and our overall debt balance. In addition, a portion of the corporate costs previously allocated to CareFusion have been reclassified to the remaining two segments.

The following table summarizes the interest expense allocated to discontinued operations for CareFusion during fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Interest expense allocated to CareFusion	$0.0	$12.8	$75.2

There were no assets and liabilities from businesses held for sale for CareFusion at June 30, 2011 or 2010. Cash flows from discontinued operations are presented separately on the consolidated statements of cash flows.

Other

During the fourth quarter of fiscal 2007, we sold our businesses within the former Pharmaceutical Technologies and Services segment, other than certain generic-focused businesses (the “PTS Business”). See Note 7 of the “Notes to Consolidated Financial Statements” from the Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for information regarding the sale of the PTS Business. We incurred minor amounts of activity related to the PTS Business during fiscal 2009 as a result of changes in certain estimates made at the time of the sale, activity under a transition services agreement and other adjustments.

During the fourth quarter of fiscal 2009, we committed to plans to sell the United Kingdom-based Martindale injectable manufacturing business (“Martindale”) within our Pharmaceutical segment, and Martindale met the criteria for classification as discontinued operations in the consolidated financial statements. During the fourth quarter of fiscal 2010, we completed the sale of Martindale resulting in a pre-tax gain of $36.3 million. Accordingly, the net assets of Martindale are presented separately as discontinued operations, and the operating results of Martindale are presented within discontinued operations for all periods presented through the date of sale.

During the fourth quarter of fiscal 2009, we also committed to plans to sell SpecialtyScripts within our Pharmaceutical segment, and SpecialtyScripts met the criteria for classification as held for sale in our consolidated financial statements. During the third quarter of fiscal 2010, we completed the sale of SpecialtyScripts. The results of SpecialtyScripts are reported within earnings from continuing operations on our consolidated statements of earnings through the date of sale because it did not satisfy the criteria for classification as discontinued operations.

The results included in discontinued operations of the PTS business for fiscal 2010 and 2009, and Martindale for fiscal 2011, 2010 and 2009, are summarized as follows:

	Fiscal Year Ended June 30,
(in millions)	2011 (1)	2010	2009
Revenue	$0.0	$99.1	$100.5
Earnings before income taxes	0.5	47.0	17.4
Income tax expense	0.0	(6.8)	(8.6)
Earnings from discontinued operations	0.5	40.2	8.8

(1)	Reflects subsequent changes in certain estimates made at the time of sale.

There were no assets and liabilities from businesses held for sale for PTS Business, Martindale or SpecialtyScripts at June 30, 2011 and 2010.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, during fiscal 2011 and 2010:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2009	$1,232.8	$963.7	$2,196.5
Goodwill acquired, net of purchase price adjustments	33.3	0.0	33.3
Foreign currency translation adjustments and other	(17.7)	(6.7)	(24.4)

Balance at June 30, 2010	1,248.4	957.0	2,205.4
Goodwill acquired, net of purchase price adjustments	1,598.5	33.0	1,631.5
Foreign currency translation adjustments and other	5.8	2.9	8.7

Balance at June 30, 2011	$2,852.7	$992.9	$3,845.6

The increase in the Pharmaceutical segment in fiscal 2011 is primarily due to the acquisitions of Kinray, Yong Yu and P4 Healthcare. Goodwill recognized in connection with these acquisitions primarily represents the expected benefit from synergies of integrating these businesses as well as the existing workforce of the acquired entities. See Note 2 for further discussion of these acquisitions.

Other Intangible Assets

Intangible assets with definite lives are amortized over their useful lives, which range from two to twenty years. The detail of other intangible assets by class as of June 30, 2011 and 2010 is as follows:

	June 30, 2011			June 30, 2010
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite life intangibles:
Trademarks and patents	$26.5	$0.0	$26.5	$10.2	$0.0	$10.2

Total indefinite life intangibles	26.5	0.0	26.5	10.2	0.0	10.2
Definite life intangibles:
Trademarks and patents	43.4	25.2	18.2	20.3	14.1	6.2
Non-compete agreements	14.0	5.4	8.6	3.8	2.8	1.0
Customer relationships	392.7	89.2	303.5	48.4	41.1	7.3
Other	86.5	29.9	56.6	47.2	24.1	23.1

Total definite life intangibles	536.6	149.7	386.9	119.7	82.1	37.6

Total intangibles	$563.1	$149.7	$413.4	$129.9	$82.1	$47.8

The increase in identifiable intangible assets during fiscal 2011 is primarily due to the acquisitions of Kinray, Yong Yu and P4 Healthcare. See Note 2 for further discussion of these acquisitions.

The following table summarizes amortization expense during fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Amortization expense	$67.7	$11.2	$15.0

Amortization expense for each of the next five fiscal years is estimated to be:

(in millions)	2012	2013	2014	2015	2016
Amortization expense	$74.3	$64.8	$56.6	$41.3	$34.0

7.	HELD-TO-MATURITY INVESTMENTS

As of June 30, 2011, our held-to-maturity investments included fixed income debt securities with an amortized cost of $142.0 million. The short-term portion of $93.2 million is included within prepaid expenses and other in our consolidated balance sheet. The long-term portion of $48.8 million is included within other long-term assets in our consolidated balance sheet. These investments vary in maturity date, ranging from three to sixteen months, and pay interest semi-annually. The held-to-maturity investments are stated at amortized cost, which approximates fair value. There were no held-to-maturity investments as of June 30, 2010.

8.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following as of June 30, 2011 and 2010:

	June 30,
(in millions)	2011	2010
4.00% Notes due 2015	$536.6	$534.7
4.625% Notes due 2020	500.1	0.0
5.50% Notes due 2013	306.9	305.1
5.65% Notes due 2012	211.7	216.1
5.80% Notes due 2016	306.9	308.9
5.85% Notes due 2017	158.0	158.0
6.00% Notes due 2017	209.6	213.1
6.75% Notes due 2011	0.0	218.7
7.80% Debentures due 2016	37.1	44.1
7.00% Debentures due 2026	124.5	124.5
Other obligations	110.6	6.1

Total	2,502.0	2,129.3
Less: current portion and other short-term borrowings	326.7	233.2

Long-term obligations, less current portion	$2,175.3	$1,896.1

Maturities of long-term obligations and other short-term borrowings for the next five fiscal years and thereafter are as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Maturities of long-term obligations and other short-term borrowings	$326.7	$310.7	$1.3	$532.8	$0.0	$1,330.5	$2,502.0

Long-Term Debt

The 4.00%, 5.50%, 5.65%, 5.80%, 5.85%, 6.00% and 6.75% Notes represent unsecured obligations. The 7.80% and 7.00% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $11.3 billion.

In December 2010, we sold $500.0 million aggregate principal amount of fixed rate notes due 2020 with interest at 4.625% per year (“the 4.625% Notes”) in a registered offering. The 4.625% Notes mature on December 15, 2020. The notes are unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. We used the proceeds for general corporate purposes and to repay $219.7 million of our 6.75% Notes on February 15, 2011.

The 5.65% Notes due 2012, 5.50% Notes due 2013, 6.00% Notes due 2017, and 4.625% Notes require us to offer to purchase the notes at 101% of the principal amount plus accrued and unpaid interest, if we have a defined change of control and specified ratings below investment grade by S&P, Moody’s, and Fitch.

On September 24, 2009, we completed a debt tender announced on August 27, 2009 for an aggregate purchase price, including an early tender premium but excluding accrued interest, fees and expenses, of $1.1 billion of the following series of debt securities: (i) 7.80% Debentures due October 15, 2016 of Allegiance Corporation; (ii) our 6.75% Notes due February 15, 2011; (iii) our 6.00% Notes due June 15, 2017; (iv) 7.00% Debentures due October 15, 2026 of Allegiance Corporation; (v) our 5.85% Notes due December 15, 2017; (vi) our 5.80% Notes due October 15, 2016; (vii) our 5.65% Notes due June 15, 2012; (viii) our 5.50% Notes due June 15, 2013; and (ix) our 4.00% Notes due June 15, 2015. In connection with the debt tender, we incurred a pre-tax loss for the early extinguishment of debt of approximately $39.9 million, which included an early tender premium of $66.4 million, the write-off of $5.3 million of unamortized debt issuance costs and an offsetting $31.8 million fair value adjustment to the respective debt related to previously terminated interest rate swaps. The debt tender was completed using a portion of the $1.4 billion of cash distributed to us from CareFusion in connection with the Spin-Off.

Other Financing Arrangements

In addition to cash and equivalents, at June 30, 2011 and 2010, our sources of liquidity included a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility. On May 12, 2011, we replaced our prior revolving credit facility with a new $1.5 billion facility that expires in May 2016. The revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes.

We also maintain a $950.0 million committed receivables sales facility program. On November 9, 2010, we amended our committed receivables sales facility to extend its term to November 2012. The committed receivables sales facility exists largely to provide liquidity by selling interests in our receivables.

We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at June 30, 2011 and 2010. We also had no outstanding balance under the revolving credit facility at June 30, 2011 and 2010, except for $44.3 million and $48.2 million, respectively, of standby letters of credit. Our revolving credit facility and committed receivables sales facility require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2011, we were in compliance with these financial covenants.

We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $173.9 million and $4.8 million at June 30, 2011 and 2010, respectively. The $110.6 million and $6.1 million balance of other obligations at June 30, 2011 and 2010, respectively, consisted primarily of additional notes, loans and capital leases.

9.	INCOME TAXES

Earnings before income taxes and discontinued operations are as follows for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
U.S. Operations	$1,299.5	$979.6	$959.2
Non-U.S. Operations	218.8	232.0	200.6

	$1,518.3	$1,211.6	$1,159.8

The provision for income taxes from continuing operations consists of the following for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Current:
Federal	$387.5	$429.4	$192.2
State and local	19.7	63.3	45.6
Non-U.S.	16.9	11.7	14.4

Total	424.1	504.4	252.2
Deferred:
Federal	92.5	103.0	125.0
State and local	28.6	18.2	23.0
Non-U.S.	6.9	(1.0)	1.4

Total	128.0	120.2	149.4

Total provision	$552.1	$624.6	$401.6

A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
	2011	2010	2009
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	4.7	1.8
Foreign tax rate differential	(2.5)	(3.3)	(3.8)
Nondeductible/nontaxable items	0.6	0.2	1.6
Deferred state tax rate adjustment	0.4	(0.5)	1.5
Change in measurement of an uncertain tax position	2.4	1.3	0.0
Valuation allowances	(0.6)	(2.3)	(3.1)
Unremitted foreign earnings	(0.1)	13.9	0.0
Other	(1.0)	2.6	1.6

Effective income tax rate	36.4%	51.6%	34.6%

As of June 30, 2011, we had $2.1 billion of total undistributed earnings from non-U.S. subsidiaries, of which $1.4 billion are intended to be permanently reinvested in non-U.S. operations. We recorded a charge of $168.3 million during fiscal 2010 to reflect the anticipated repatriation of certain foreign earnings. With respect to the earnings that are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of June 30, 2011 and 2010 are as follows:

	June 30,
(in millions)	2011	2010
Deferred income tax assets:
Receivable basis difference	$46.0	$43.5
Accrued liabilities	104.9	132.1
Share-based compensation	96.6	112.6
Loss and tax credit carryforwards	198.9	206.1
Deferred tax assets related to uncertain tax positions	157.0	152.7
Other	97.0	113.2

Total deferred income tax assets	700.4	760.2
Valuation allowance for deferred income tax assets	(157.7)	(182.6)

Net deferred income tax assets	542.7	577.6

Deferred income tax liabilities:
Inventory basis differences	(980.1)	(878.7)
Property-related	(159.3)	(156.8)
Goodwill and other intangibles	(69.4)	(66.1)
Unremitted foreign earnings	(140.0)	(142.0)
Other	(3.1)	(3.7)

Total deferred income tax liabilities	(1,351.9)	(1,247.3)

Net deferred income tax liabilities	$(809.2)	$(669.7)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at June 30, 2011 and 2010:

	June 30,
(in millions)	2011	2010
Current deferred tax asset (1)	$29.2	$42.5
Noncurrent deferred tax asset (2)	9.5	3.5
Current deferred tax liability (3)	(762.9)	(616.8)
Noncurrent deferred tax liability (4)	(85.0)	(98.9)

Net deferred tax liability	$(809.2)	$(669.7)

(1)	Included in “Prepaid Expenses and Other” in our consolidated balance sheets.
(2)	Included in “Other Assets” in our consolidated balance sheets.
(3)	Included in “Other Accrued Liabilities” in our consolidated balance sheets.
(4)	Included in “Deferred Income Taxes and Other Liabilities” in our consolidated balance sheets.

At June 30, 2011, we had gross federal, state and international loss and credit carryforwards of $225.4 million, $568.9 million and $131.8 million, respectively, the tax effect of which is an aggregate deferred tax asset of $189.9 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. Approximately $142.9 million of the valuation allowance at June 30, 2011 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.

We had $746.8 million, $730.6 million and $848.8 million of unrecognized tax benefits at June 30, 2011, 2010 and 2009, respectively. The June 30, 2011, 2010 and 2009 balances include $332.4 million, $311.3 million and $610.9 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2011, 2010 and 2009 is as follows:

	June 30,
(in millions)	2011	2010	2009
Balance at beginning of fiscal year	$730.6	$848.8	$762.9
Additions for tax positions of the current year	15.9	43.1	64.5
Additions for tax positions of prior years	58.3	90.0	118.7
Reductions for tax positions of prior years	(20.1)	(240.0)	(54.3)
Settlements with tax authorities	(35.8)	(10.7)	(37.8)
Expiration of the statute of limitations	(2.1)	(0.6)	(5.2)

Balance at end of fiscal year	$746.8	$730.6	$848.8

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011, 2010 and 2009, we had $267.2 million, $233.0 million and $246.8 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheet. For the year ended June 30, 2011, we recognized $36.0 million of interest and penalties in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal 2001 through the current fiscal year.

The Internal Revenue Service (“IRS”) is currently conducting audits of fiscal years 2001 through 2010. We have received proposed adjustments from the IRS for fiscal years 2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $849.0 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $591.5 million of the total amount. We disagree with these proposed adjustments and are vigorously contesting them. We believe we are adequately reserved for the uncertain tax positions related to these matters.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $215.0 million, exclusive of penalties and interest.

10.	COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION

Commitments

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2011 are:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum rental payments	$72.2	$58.4	$38.3	$27.4	$19.2	$39.3	$254.8

Rental expense relating to operating leases was $78.8 million, $80.3 million and $84.7 million in fiscal 2011, 2010 and 2009, respectively. Sublease rental income was not material for any period presented herein.

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

We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our consolidated statements of earnings.

Insurance Proceeds

In fiscal 2010, we recognized $27.2 million of income related to insurance proceeds released from escrow following the resolution of previously disclosed and settled securities and derivative litigation against certain of our directors and officers. This amount is comprised of $25.7 million received from directors’ and officers’ insurance policies recognized in litigation (recoveries)/charges, net and $1.5 million of accrued interest income recognized in interest expense, net.

Antitrust Litigation Proceeds

In fiscal 2010, we recognized $40.8 million of income resulting from settlement of a class action antitrust claim in which we were a class member. This amount is recognized in litigation (recoveries)/charges, net.

Income Taxes

See Note 9 for discussion of contingencies related to our income taxes.

11.	GUARANTEES

In the ordinary course of business, we agree to indemnify certain other parties under acquisition and disposition agreements, customer agreements, intellectual property licensing agreements, and other agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated, and therefore the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, we have not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, we believe that existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, we believe that the likelihood of a material liability being triggered under these indemnification obligations is not significant.

We enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. See Note 2 for detail regarding the P4 Healthcare contingent consideration arrangement.

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

Currency Exchange Risk Management. We conduct business in several major international currencies and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses.

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

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions that are investment grade or better. We do not have significant exposure to any one counterparty; management believes the risk of loss is remote and, in any event, would not be material. Additionally, we do not require collateral under these agreements.

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in the consolidated balance sheets as of June 30, 2011 and 2010:

(in millions)	Balance Sheets Line Item	June 30, 2011	June 30, 2010
Assets:
Derivatives designated as hedging instruments:
Pay-floating interest rate swaps	Prepaid expenses and other	$32.4	$23.4
Foreign currency contracts	Prepaid expenses and other	0.8	3.9
Commodity contracts	Prepaid expenses and other	2.5	0.0

Total assets		$35.7	$27.3

Liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	Deferred income taxes and other liabilities	$2.9	$1.1
Derivatives not designated as hedging instruments:
Commodity contracts	Other accrued liabilities	0.7	0.0

Total liabilities		$3.6	$1.1

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

During fiscal 2011 and 2010, we entered into pay-floating interest rate swaps with total notional values of $250.0 million and $1.0 billion, respectively. The fair value of these pay-floating interest rate swaps is included in the consolidated balance sheet as of June 30, 2011 and 2010.

The following table summarizes the interest rate swaps designated as fair value hedges outstanding as of June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
(in millions)	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,256.0	June 2012 – December 2020	$1,006.0	June 2012 – June 2015

The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges for fiscal 2011, 2010 and 2009:

		Fiscal Year Ended June 30,
(in millions)	Statements of Earnings Line Item	2011	2010	2009
Pay-floating interest rate swaps	Interest expense, net	$36.2	$47.3	$21.6
Fixed-rate debt	Interest expense, net	(36.2)	(47.3)	(21.6)

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

We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2011 and 2010, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, European euro, Mexican peso and Thai baht.

We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.

The following table summarizes the outstanding cash flow hedges as of June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
(in millions)	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Foreign currency contracts	$163.0	July 2011 – June 2012	$145.7	July 2010 – June 2011
Commodity contracts	22.4	July 2011 – March 2014	24.2	July 2010 – June 2013

The following table summarizes the accumulated gain/(loss) included in OCI for derivative instruments designated as cash flow hedges as of June 30, 2011 and 2010:

	June 30,
(in millions)	2011	2010
Foreign currency contracts	$(1.8)	$2.6
Commodity contracts	2.5	0.0

The following table summarizes the gain/(loss) reclassified from accumulated OCI into earnings for derivative instruments designated as cash flow hedges for fiscal 2011, 2010 and 2009:

		Fiscal Year Ended June 30,
(in millions)	Statements of Earnings Line Item	2011	2010	2009
Pay-fixed interest rate swaps	Interest expense, net	$0.0	$(2.1)	$(7.6)
Foreign currency contracts	Revenue	0.3	0.0	0.0
Foreign currency contracts	Cost of products sold	(2.7)	(10.5)	10.9
Foreign currency contracts	SG&A expenses	3.1	1.4	(4.0)
Commodity contracts	SG&A expenses	1.6	0.2	(0.6)

The amount of ineffectiveness associated with these derivative instruments was not material.

Economic (Non-designated) Hedges

Foreign Currency. We enter into foreign currency contracts to manage our foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net at the end of each period. During fiscal 2010, we received cash receipts from a cross currency swap settlement totaling $42.5 million. These proceeds are classified as cash provided by operating activities in the consolidated statement of cash flows.

Commodity Contracts. During fiscal 2011, we entered into swap contracts of certain commodities to mitigate price volatility for materials we purchase or use in our manufacturing and distribution businesses. These instruments do not qualify for hedge accounting and as such fair value changes as well as periodic settlements of these contracts are recorded within other (income)/expense, net in our consolidated statements of earnings.

The following table summarizes the economic (non-designated) derivative instruments outstanding as of June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
(in millions)	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Foreign currency contracts	$391.8	July 2011	$472.6	July 2010
Commodity contracts	10.0	July 2011 – June 2012	0.0	—

The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments for fiscal 2011, 2010 and 2009:

		Fiscal Year Ended June 30,
(in millions)	Statements of Earnings Line Item	2011	2010	2009
Foreign currency contracts	Other income/expense, net	$36.2	$23.7	$(8.6)
Commodity contracts	Other income/expense, net	(1.1)	0.0	0.0

Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, trade receivables, accounts payable, other short-term borrowings, and other accrued liabilities at June 30, 2011 and 2010 approximate their fair value due to their short-term maturities.

Cash balances are invested in accordance with our investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.

The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30, 2011 and 2010:

	June 30,
(in millions)	2011	2010
Long-term obligations and other short-term borrowings	$2,619.4	$2,310.4
Carrying amount	2,502.0	2,129.3

The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information.

The following is a summary of the fair value gain/(loss) of our derivative instruments, based upon the estimated amount that we would receive (or pay) to terminate the contracts as of June 30, 2011 and 2010. The fair values are based on quoted market prices for the same or similar instruments.

	June 30, 2011		June 30, 2010
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Interest rate swaps	$1,256.0	$32.4	$1,006.0	$23.4
Foreign currency contracts	554.8	(2.1)	618.3	2.8
Commodity contracts	32.4	1.8	24.2	0.0

See Note 13 for further information regarding fair value measurements.

13.	FAIR VALUE MEASUREMENTS

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2011:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,065.6	$0.0	$0.0	$1,065.6
Forward Contracts (2)	0.0	32.1	0.0	32.1
Other Investments (3)	79.7	0.0	0.0	79.7
Contingent Consideration (4)	0.0	0.0	(75.4)	(75.4)

Total	$1,145.3	$32.1	$(75.4)	$1,102.0

The following table presents the fair values for those assets measured on a recurring basis as of June 30, 2010:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$2,019.0	$0.0	$0.0	$2,019.0
Investment in CareFusion (5)	691.5	0.0	0.0	691.5
Forward Contracts (2)	0.0	26.2	0.0	26.2
Other Investments (3)	71.3	0.0	0.0	71.3

Total	$2,781.8	$26.2	$0.0	$2,808.0

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.

(2)	The fair value of foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 12 for further information regarding the fair value of financial instruments.
(3)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds are primarily comprised of large cap domestic and international equity securities. The fair value of these investments is determined using quoted market prices.
(4)	Contingent consideration represents the obligation incurred in connection with the acquisition of P4 Healthcare. The fair value of the contingent consideration obligation is determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. The $16.6 million decrease in the contingent consideration liability reflects a cash payment of $10.2 million for the first measurement period, and changes in our estimate of performance in future measurement periods. Failure to meet current expectations of progress could increase the probability of not achieving the targets within the measurement periods and result in a material reduction in the fair value of the contingent consideration obligation. See Note 2 for additional information regarding the contingent consideration obligation related to the P4 Healthcare acquisition.
(5)	The fair value of our investment in CareFusion common stock was determined using the quoted market price of the security.

14.	SHAREHOLDERS’ EQUITY

At June 30, 2011 and 2010, authorized capital shares consisted of the following: 750.0 million Class A common shares, without par value; 5.0 million Class B common shares, without par value; and 0.5 million non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “Common Shares”. Holders of Common Shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding as of June 30, 2011 and 2010.

We repurchased $500.0 million of our Common Shares, in aggregate, through share repurchase programs during fiscal 2011, 2010 and 2009, as described below. We funded the repurchases through available cash. The Common Shares repurchased are held in treasury to be used for general corporate purposes.

Fiscal 2011

On November 3, 2010, our board of directors approved a new $750.0 million share repurchase program which expires November 30, 2013. During the twelve months ended June 30, 2011, we did not repurchase any of our Common Shares under this program.

During the three months ended September 30, 2010, we repurchased 7.5 million Common Shares having an aggregate cost of approximately $250.0 million, which completed the authorized amount of share repurchases available under our share repurchase program in place at September 30, 2010.

The average price paid per common share for all Common Shares repurchased during fiscal 2011 was $33.22.

Fiscal 2010

During fiscal 2010, we repurchased 7.4 million Common Shares having an aggregate cost of approximately $250.0 million, of which $19.8 million cash settled in fiscal 2011. The average price paid per common share for all Common Shares repurchased during fiscal 2010 was $33.85.

Fiscal 2009

We did not repurchase any Common Shares during fiscal 2009.

15.	EARNINGS PER SHARE

Basic EPS is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted EPS is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of vested and unvested stock options, restricted shares and restricted share units computed using the treasury stock method. The total number of Common Shares issued, less the Common Shares held in treasury, is used to determine the Common Shares outstanding.

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Weighted-average Common Shares–basic	348.6	358.8	357.6
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	3.9	2.6	3.9

Weighted-average Common Shares–diluted	352.5	361.4	361.5

The following table presents the number of potentially dilutive securities that were anti-dilutive for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Anti-dilutive securities	11.4	19.0	28.8

16.	SEGMENT INFORMATION

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

The Pharmaceutical segment distributes branded and generic pharmaceutical, over-the-counter healthcare and consumer products. It also operates nuclear pharmacies and cyclotron facilities that prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and clinics. In addition, this segment provides third-party logistics support services to hospitals, clinics, and other providers; franchises retail pharmacies under the Medicine Shoppe® and Medicap® brands; and provides pharmacy services to hospitals and other healthcare facilities. This segment also distributes specialty pharmaceutical products and provides services to pharmaceutical manufacturers, third-party payors and healthcare service providers supporting the marketing, distribution and payment for specialty pharmaceutical products. This segment also provides pharmaceutical repackaging services; helps pharmaceutical manufacturers with services, including distribution, inventory management, data/reporting, new product launch support, and contract and chargeback administration; and maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our customers. Through our Yong Yu business, this segment imports and distributes pharmaceuticals and healthcare products in China.

The Medical segment distributes a broad range of medical, surgical and laboratory products to hospitals, surgery centers, laboratories, physician offices and other healthcare providers. This segment also develops, manufactures and sources medical and surgical products. These products include sterile and non-sterile procedure kits; single-use surgical drapes, gowns and apparel; exam and surgical gloves; and fluid suction and collection systems. Our medical and surgical products are sold directly or through third-party distributors in the United States, Canada, Europe, South America, and the Asia/Pacific region.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Segment revenue:
Pharmaceutical (1)	$93,743.5	$89,789.9	$87,862.9
Medical (2)	8,921.5	8,750.1	8,159.3

Total segment revenue	102,665.0	98,540.0	96,022.2
Corporate (3)	(20.8)	(37.2)	(30.7)

Total consolidated revenue	$102,644.2	$98,502.8	$95,991.5

(1)	The Pharmaceutical segment’s revenue is primarily derived from the distribution of branded and generic pharmaceutical, over-the-counter healthcare, and consumer products.
(2)	The Medical segment’s revenue is primarily derived from the manufacturing and distribution of medical, surgical and laboratory products and medical procedure kits.
(3)	Corporate revenue consists of the elimination of inter-segment revenue.

We evaluate segment performance based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment SG&A expenses include equity share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level. In addition, restructuring and employee severance, acquisition-related costs, impairments and loss on sale of assets, litigation (recoveries)/charges, net, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $13.8 million and $26.5 million for fiscal 2011 and 2010, respectively. See Notes 2, 3, 4 and 10, respectively, for further discussion of our acquisition-related costs, restructuring and employee severance, impairments and loss on sale of assets and litigation (recoveries)/charges, net. In addition, Spin-Off costs included in SG&A of $9.6 million and $10.8 million for fiscal 2011 and 2010, respectively, are not allocated to our segments. The accounting policies of the segments are the same as those described in Note 1.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the consolidated financial statements:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Segment profit:
Pharmaceutical	$1,264.8	$1,001.8	$1,035.7
Medical	369.9	427.7	384.9

Total segment profit	1,634.7	1,429.5	1,420.6
Corporate	(120.7)	(122.6)	(133.2)

Total consolidated operating earnings	$1,514.0	$1,306.9	$1,287.4

The following tables include depreciation and amortization expense and capital expenditures for fiscal 2011, 2010 and 2009 for each segment:

	Depreciation and Amortization Expense
	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Pharmaceutical	$106.3	$50.9	$50.6
Medical	64.7	63.8	70.4
Corporate	142.3	139.7	104.8

Total depreciation and amortization expense	$313.3	$254.4	$225.8

	Capital Expenditures
	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Pharmaceutical	$55.0	$32.5	$105.3
Medical	122.6	81.2	59.1
Corporate	113.7	146.6	256.8

Total capital expenditures	$291.3	$260.3	$421.2

The following table includes total assets at June 30, 2011, 2010 and 2009 for each segment as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

	June 30,
(in millions)	2011	2010	2009
Pharmaceutical	$16,125.9	$12,102.9	$12,638.9
Medical	3,894.8	3,867.5	3,759.8
Corporate	2,825.2	4,019.8	8,720.1

Total consolidated assets	$22,845.9	$19,990.2	$25,118.8

The following table presents revenue and net property and equipment by geographic area:

	Revenue			Property and Equipment, Net
	For the Fiscal Year Ended June 30,			June 30,
(in millions)	2011	2010	2009	2011	2010	2009
United States	$101,080.2	$97,662.7	$95,248.2	$1,397.6	$1,355.0	$1,346.7
International	1,564.0	840.1	743.3	114.6	113.8	117.8

Total	$102,644.2	$98,502.8	$95,991.5	$1,512.2	$1,468.8	$1,464.5

17.	SHARE-BASED COMPENSATION AND SAVINGS PLANS

Share-Based Compensation Plans

We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. Employee stock options granted under the Plans from fiscal 2008 through fiscal 2011 generally vest in equal annual installments over three years and are exercisable for periods up to seven years from the date of grant at a price equal to the market price of the Common Shares underlying the option at the date of grant. Employee stock options granted under the Plans during fiscal 2007 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the market price of the Common Shares underlying the option at the date of grant. Employee restricted shares and restricted share units granted under the Plans since fiscal 2007 generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Restricted shares and restricted share units accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.

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

The following table provides total share-based compensation expense from continuing operations by type of award for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010 (1)(2)	2009 (3)(4)
Restricted share and share unit expense	$52.2	$56.8	$62.8
Employee stock option expense	25.9	41.0	36.6
Employee stock purchase plan expense	0.0	1.1	12.6
Stock appreciation right (income)/expense	1.4	0.6	(2.1)

Total share-based compensation expense from continuing operations	$79.5	$99.5	$109.9

(1)	Excludes share-based compensation expense charged to discontinued operations, which was approximately $2.3 million, net of tax benefits of $1.5 million, during fiscal 2010.
(2)	Share-based compensation expense charged to restructuring and employee severance related to the Spin-Off was approximately $9.9 million, net of tax benefits of $5.7 million, during fiscal 2010.
(3)	Excludes share-based compensation expense charged to discontinued operations, which was approximately $14.1 million, net of tax benefits of $6.3 million, during fiscal 2009.
(4)	Share-based compensation expense charged to restructuring and employee severance related to the Spin-Off was approximately $4.9 million, net of tax benefits of $2.6 million, during fiscal 2009.

The following table summarizes the total tax benefit from continuing operations related to share-based compensation for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Tax benefit from continuing operations related to share-based compensation	$28.9	$36.1	$37.3

Stock Options

The following summarizes all stock option transactions under the Plans from June 30, 2009 through June 30, 2011:

(in millions, except per share amounts)	Stock Options Outstanding (1)	Weighted Average Exercise Price per Common Share (2)	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2009	29.4	$59.25	3.9	$1.8
Granted	7.2	28.09
Exercised	(1.4)	27.04
Canceled and forfeited	(11.1)	62.46

Balance at June 30, 2010	24.1	$37.88	3.9	$56.9

Granted	4.1	31.07
Exercised	(2.6)	30.16
Canceled and forfeited	(2.5)	43.34

Balance at June 30, 2011	23.1	$37.02	3.6	$217.0

Exercisable at June 30, 2011	15.2	$40.73	2.6	$93.8

(1)	The stock options granted, canceled and forfeited activity for fiscal 2010 included the impact of our stock option exchange program and the adjustments to outstanding stock options in connection with the Spin-Off, as discussed below.
(2)	Exercise prices related to stock options have been adjusted in connection with the Spin-Off for dates after August 31, 2009, the effective date of the adjustments.

The following table provides data related to all stock option activity for fiscal 2011, 2010 and 2009:

(in millions, except per share data and years)	2011	2010	2009
Weighted-average grant date fair value per stock option (1)	$6.40	$6.44	$13.67
Aggregate intrinsic value of exercised options	25.8	7.3	14.0
Cash received upon exercise	63.0	40.0	39.2
Cash tax disbursements realized related to exercise	(13.7)	(16.1)	(2.9)
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	28.7	32.0	54.3
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1.7	1.9	1.4

(1)	The weighted-average grant date fair value per stock option does not include the impact of our stock option exchange program.

The fair values of the stock options granted to our employees and directors during fiscal 2011, 2010 and 2009 were estimated on the date of grant using a lattice valuation model. We believe the lattice model provides for better estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions, which are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. We analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. During fiscal 2011 and 2010, we calculated separate option valuations for two groups of employees. During fiscal 2009, we calculated separate option valuations for three groups of employees. The groups were determined using similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on our Common Shares and historical volatility over a period of time commensurate with the contractual term of the option grant (7 years). The following table provides the range of assumptions used for options valued during fiscal 2011, 2010 and 2009:

	2011	2010 (1)	2009
Risk-free interest rate	1.22% –1.70%	1.93% –2.47%	1.52% –3.48%
Expected life in years	4.8 – 5.2	4.4 – 5.2	4.5 – 7.0
Expected volatility	27.0% –32.0%	32.0%	27.0% –30.0%
Dividend yield	2.17% –2.52%	1.96% –2.76%	1.00% –2.33%

(1)	The range of assumptions used for options in fiscal 2010 does not include the impact of our stock option exchange program.

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of our Common Shares.

The following summarizes all transactions related to restricted shares and restricted share units under the Plans from June 30, 2009 through June 30, 2011:

(in millions, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value Per Share (2)
Nonvested at June 30, 2009	3.1	57.10
Granted	2.1	27.43
Vested	(1.6)	51.11
Canceled and forfeited	(0.3)	42.94

Nonvested at June 30, 2010	3.3	33.33

Granted	2.0	31.42
Vested	(1.4)	36.11
Canceled and forfeited	(0.3)	32.45

Nonvested at June 30, 2011	3.6	31.31

(1)	The restricted shares and restricted share units canceled and forfeited activity for fiscal 2010 included the impact of the adjustments to outstanding awards in connection with the Spin-Off, as discussed below.
(2)	Grant date fair values per share of awards granted prior to the date of the Spin-Off have not been adjusted to reflect the impact of the Spin-Off.

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$55.9	$57.5	$100.6
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized	1.7	1.8	1.8

Stock Option Exchange Program

On May 6, 2009, the Board of Directors authorized, and on June 23, 2009, shareholders approved, a program that permitted certain current employees to exchange certain outstanding stock options with exercise prices substantially above the current market price of our Common Shares for a lesser number of stock options that have a fair value that is lower than the fair value of the “out of the money” options. The program was completed on July 17, 2009 with 9.8 million outstanding eligible stock options exchanged for 1.4 million new options at an exercise price of $31.27. These new options have a new minimum vesting condition of an additional 12 months, and the term of each new option is the longer of three years from the grant date or the remaining term of the eligible stock option for which it was exchanged. The new options were treated as a probable-to-probable modification under the accounting guidance for share-based compensation. We did not incur incremental expense associated with the modification.

Adjustments to Stock Incentive Plans

In connection with the Spin-Off, on August 31, 2009, we adjusted share-based compensation awards granted under the Plans into awards based on our Common Shares and/or CareFusion common stock, as applicable. For purposes of the vesting of these equity awards, continued employment or service with us or with CareFusion is treated as continued employment for purposes of both our and CareFusion’s equity awards. See Note 17 to the consolidated financial statements in the Annual Report on Form 10-K for fiscal 2010 for an explanation of these adjustments.

The adjustments to stock incentive plans were treated as a modification in accordance with share-based compensation accounting guidance and resulted in a total incremental compensation cost of $0.6 million.

The following table summarizes the share-based compensation awards outstanding as of June 30, 2011:

	Our Awards		CareFusion Awards
(in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by our employees and former employees	21.8	3.6	5.9	0.0
Held by CareFusion employees	1.3	0.0

Total	23.1	3.6

Employee Savings Plans

Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans.

The following table summarizes the total expense for our employee retirement savings plans for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended June 30,
(in millions)	2011	2010	2009
Employee retirement savings plans expense	$69.9	$84.3	$72.4

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for fiscal 2011 and 2010. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Revenue	$24,437.5	$25,371.8	$26,071.4	$26,763.5
Gross margin	962.2	994.2	1,162.2	1,043.4
Distribution, selling, general and administrative expenses	591.9	621.9	697.3	683.8
Earnings from continuing operations	294.4	215.0	249.5	207.3
Earnings/(loss) from discontinued operations	0.4	0.4	(3.5)	(4.6)
Net earnings	294.8	215.4	246.0	202.7
Earnings from continuing operations per Common Share:
Basic	$0.84	$0.62	$0.72	$0.59
Diluted	0.84	0.61	0.71	0.58

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2010
Revenue	$24,780.7	$24,919.7	$24,342.8	$24,459.6
Gross margin	908.8	957.7	1,010.1	904.1
Distribution, selling, general and administrative expenses	586.1	605.2	628.6	588.2
Earnings/(loss) from continuing operations	(61.8)	230.2	224.8	193.8
Earnings/(loss) from discontinued operations	23.6	4.3	(2.4)	29.7
Net earnings/(loss)	(38.2)	234.5	222.4	223.5
Earnings/(loss) from continuing operations per Common Share:
Basic	$(0.17)	$0.64	$0.63	$0.54
Diluted	(0.17)	0.64	0.62	0.54

(1)	During the fourth quarter of fiscal 2010, we recorded an out-of-period increase in income tax expense of $14.7 million related to our state provision-to-return reconciliation (of which $5.1 million pertained to the first three quarters of fiscal 2010 and $9.6 million pertained to fiscal 2009). The amounts were not material individually or in the aggregate to current or prior periods.

19.	SUBSEQUENT EVENTS

Subsequent to June 30, 2011 and through August 12, 2011, we repurchased 6.7 million Common Shares having an aggregate cost of approximately $300.0 million. These repurchases are pursuant to the $750.0 million share repurchase program referenced in Note 14. The average price paid per common share for all Common Shares repurchased during July and August 2011 was $44.89.

In August 2011, we terminated $640.0 million (notional amount) of pay-floating interest rate swaps and received net settlement proceeds of $33.7 million. These swaps were previously designated as fair value hedges. There was no immediate impact to the statements of earnings; however, the fair value adjustment to debt will be amortized over the life of the underlying debt as a reduction to interest expense.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of New Software Systems

The Medical segment is working on a medical business transformation project, which includes a new information system for certain supply chain processes. This project did not impact internal control over financial reporting during fiscal 2011. The Medical segment plans to transition selected processes to the new system throughout fiscal 2012 and 2013, and this transition is expected to affect internal control over financial reporting. If this system is not effectively implemented or fails to operate as intended, it could adversely affect the effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of Cardinal Health, Inc.

We have audited Cardinal Health, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 and our report dated August 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Ernst & Young LLP

Columbus, Ohio

August 25, 2011

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information called for in this Item 10 is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2011 Annual Meeting of Shareholders (our “2011 Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Committees of the Board,” and “Corporate Governance.”

Item 11:	Executive Compensation

The information called for by this Item 11 is incorporated by reference to our 2011 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation.”

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our 2011 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated by reference to our 2011 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14:	Principal Accounting Fees and Services

The information called for by this Item 14 is incorporated by reference to our 2011 Proxy Statement under the captions “Independent Accountants” and “Board of Directors and Committees of the Board.”

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	91

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Description
2.1	Stock Purchase Agreement, dated November 17, 2010, by and among Kinray, Inc., Stewart J. Rahr Revocable Trust and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K, filed on November 18, 2010, File No. 1-11373)

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)

4.1	Specimen Certificate for Common Shares of Cardinal Health, Inc. (incorporated by reference to Exhibit 4.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-11373)

4.2.1	Indenture, dated as of April 18, 1997, between Cardinal Health, Inc. and Bank One, Columbus, NA, Trustee (incorporated by reference to Exhibit 1 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 1997, File No. 1-11373)

4.2.2	Supplemental Indenture, dated October 3, 2006, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on October 4, 2006, File No. 1-11373)

Exhibit Number	Exhibit Description
4.2.3	Second Supplemental Indenture, dated June 8, 2007, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.01 to Cardinal Health’s Current Report on Form 8-K filed on June 8, 2007, File No. 1-11373)

4.2.4	4.00% Notes due 2015 (incorporated by reference to Exhibit 4.2.8 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.5	5.85% Notes due 2017 (incorporated by reference to Exhibit 4.2.9 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.6	5.80% Notes due 2016 (incorporated by reference to Exhibit 4.2.11 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.7	6.00% Notes due 2017 (incorporated by reference to Exhibit 4.2.12 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.2.8	5.65% Notes due 2012 (incorporated by reference to Exhibit 4.2.13 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)

4.3.1	Indenture, dated as of June 2, 2008, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)

4.3.2	5.50% Notes due 2013 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)

4.3.3	4.625% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2010, File No. 1-11373)

4.4	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

10.1.1	Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.1.2	First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.1.3	Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.1.4	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.1.5	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2007) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on August 13, 2007, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.1.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in February and August 2008) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.1.7	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (Stock Option Exchange Program grants made to executive officers in July 2009) (incorporated by reference to Exhibit 99(d)(2) to Cardinal Health’s Schedule TO-I filed on June 19, 2009)*

10.1.8	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.1.9	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants to be made to executive officers in August 2010 and thereafter) (incorporated by reference to Exhibit 10.1.11 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.1.10	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.1.11	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants to be made to executive officers in August 2010(incorporated by reference to Exhibit 10.1.17 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.1.12	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants to be made to executive officers in August 2011 and thereafter)*

10.1.13	Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants to be made to executive officers in August 2011 and thereafter) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 4, 2011, File No. 1-11373)*

10.1.14	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1.10 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.1.15	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on November 6, 2007 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.1.16	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on September 26, 2008 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.2.1	Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)*

10.2.2	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on May 7, 2002 amending the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.3	Third Amendment to the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.4	Fourth Amendment to Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.2.5	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grant made to executive officer in November 2001) (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.2.6	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officer in November 2002 and November 2003) (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.2.7	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in August 2004) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-11373)*

10.2.8	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made to executive officers in September 2005) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.2.9	Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended, and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.17 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.2.10	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.2.11	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.2.12	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan, as amended (grants made in November 2005) (incorporated by reference to Exhibit 10.07 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.1	Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.3.2	First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.3.3	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2001 and May and November 2002) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.3.4	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.3.5	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.08 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.3.6	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan, as amended (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.4.1	Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2	First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.3	Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.4.4	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2010 and thereafter) (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-11373)*

10.5.1	Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (For current and former U.S. Cardinal Health employees) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 1, 2009, File No. 1-11373)*

10.5.2	Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (For Directors) (incorporated by reference to Exhibit 10.5.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.6.1	Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.52 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.6.2	Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.6.3	Third Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.6.4	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. Broadly-based Equity Incentive Plan, as amended (grants made to executive officers in November 2003)*

10.7.1	Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6.5 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)*

10.7.2	First Amendment to Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.7.3	Second Amendment to Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)*

10.7.4	Third Amendment to Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11373)*

10.7.5	Fourth Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)*

10.8.1	Cardinal Health, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.8.2	First Amendment to the Cardinal Health, Inc. Amended and Restated Management Incentive (incorporated by reference to Exhibit 10.7.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

Exhibit Number	Exhibit Description
10.9	Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.10.1	Employment Agreement, dated August 5, 2009, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 10, 2009, File No. 1-11373)*

10.10.2	Form of amended and restated Aircraft Time Sharing Agreement between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.11	Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.12	Confidentiality and Business Protection Agreement, effective as of September 29, 2008, between Cardinal Health, Inc. and Michael A. Lynch (incorporated by reference to Exhibit 10.16 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.13.1	Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.13.2	Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual executive officers (incorporated by reference to Exhibit 10.39 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.14.1	Description of Nonemployee Directors Compensation effective November 1, 2009 until November 1, 2011(incorporated by reference to Exhibit 10.23.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, File No. 1-11373)*

10.14.2	Description of Nonemployee Directors Compensation effective November 2, 2011*

10.15.1	Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.15.2	First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.15.3	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.15.4	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.15.5	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

Exhibit Number	Exhibit Description
10.15.6	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.15.7	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.15.8	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.15.9	Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.15.10	First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.15.11	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.16	Five-Year Credit Agreement, dated as of May 12, 2011, among the Company, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. as Syndication Agents, Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents, and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on May 13, 2011, File No. 1-11373)

10.17.1	Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 26, 2007, File No. 1-11373)

10.17.2	First Amendment, dated as of November 13, 2008, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007, among Cardinal Health Funding, LLC, Griffin Capital, LLC, each entity signatory thereto as a Conduit, each entity signatory thereto as a Financial Institution, each entity signatory thereto as a Managing Agent and Wachovia Capital Markets, LLC, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 18, 2008, File No. 1-11373)

10.17.3	Second Amendment and Joinder to the Third Amended and Restated Receivables Purchase Agreement and Amendment to the Performance Guaranty, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-11373)

10.17.4	Third Amendment, dated as of November 10, 2009, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 16, 2009, File No. 1-11373)

Exhibit Number	Exhibit Description
10.17.5	Fourth Amendment, dated as of March 25, 2010, to the Third Amended and Restated Receivables Purchase Agreement and Waiver, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)

10.17.6	Fifth Amendment, dated as of August 30, 2010, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11373)

10.17.7	Sixth Amendment, dated as of November 9, 2010, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010, File No. 1-11373)

10.17.8	Third Amended and Restated Performance Guaranty, dated as of March 25, 2010, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)

10.17.9	Omnibus Amendment and Waiver, dated as of December 15, 2009, to the Third Amended and Restated Receivables Purchase Agreement and Waiver, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.23.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)

10.18.1	Employee Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.18.2	Transition Services Agreement, dated as of August 31, 2009, between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.18.3	Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.18.4	Stockholder’s and Registration Rights Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.18.5	Separation Agreement, dated July 22, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373)

10.18.6	CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to CareFusion’s Registration Statement on Form S-8 (File No. 333-161615) filed with the Securities and Exchange Commission on August 28, 2009)*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of Cardinal Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2011.

CARDINAL HEALTH, INC.

By:	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 25, 2011.

Name	Title

/s/ GEORGE S. BARRETT George S. Barrett	Chairman and Chief Executive Officer and Director (principal executive officer)

/s/ JEFFREY W. HENDERSON Jeffrey W. Henderson	Chief Financial Officer (principal financial officer)

/s/ STUART G. LAWS Stuart G. Laws	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ COLLEEN F. ARNOLD Colleen F. Arnold	Director

/s/ GLENN A. BRITT Glenn A. Britt	Director

/s/ CARRIE S. COX Carrie S. Cox	Director

/s/ CALVIN DARDEN Calvin Darden	Director

/s/ BRUCE L. DOWNEY Bruce L. Downey	Director

/s/ JOHN F. FINN John F. Finn	Director

/s/ GREGORY B. KENNY Gregory B. Kenny	Director

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director

/s/ DAVID W. RAISBECK David W. Raisbeck	Director

/s/ JEAN G. SPAULDING, M.D. Jean G. Spaulding, M.D.	Director

CARDINAL HEALTH, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (3)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In millions)
Fiscal Year 2011:
Accounts receivable	$123.5	$23.4	$4.6	$(17.0)	$134.5
Finance notes receivable	16.2	3.6	0.0	(4.9)	14.9
Net investment in sales-type leases	0.4	0.2	0.0	0.0	0.6

	$140.1	$27.2	$4.6	$(21.9)	$150.0

Fiscal Year 2010:
Accounts receivable	$103.3	$24.3	$4.1	$(8.2)	$123.5
Finance notes receivable	13.7	2.7	0.1	(0.3)	16.2
Net investment in sales-type leases	0.6	(0.2)	0.0	0.0	0.4

	$117.6	$26.8	$4.2	$(8.5)	$140.1

Fiscal Year 2009:
Accounts receivable	$101.8	$46.7	$0.2	$(45.4)	$103.3
Finance notes receivable	11.5	4.6	0.4	(2.8)	13.7
Net investment in sales-type leases	0.6	0.1	0.0	(0.1)	0.6

	$113.9	$51.4	$0.6	$(48.3)	$117.6

(1)	During fiscal 2011, 2010 and 2009 recoveries of amounts provided for or written off in prior years were $0.3 million, $4.2 million and $0.5 million, respectively.
(2)	Write-off of uncollectible accounts.
(3)	Amounts included herein pertain to the continuing operations of the Company.