Form 10-Q
period 2011-09-30
CARDINAL HEALTH INC
filed 2011-11-04
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

The number of Registrant’s Common Shares outstanding at the close of business on October 31, 2011 was as follows:

Common Shares, without par value: 345,505,982

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except per Common Share amounts)

	Three Months Ended September 30,
	2011	2010
Revenue	$26,792.0	$24,437.5
Cost of products sold	25,707.5	23,475.3

Gross margin	1,084.5	962.2
Operating expenses:
Distribution, selling, general and administrative expenses	643.3	581.5
Restructuring and employee severance	3.4	1.8
Acquisition-related costs	27.4	11.7
Impairments and loss on sale of assets	1.3	1.9
Litigation (recoveries)/charges, net	(3.2)	1.4

Operating earnings	412.3	363.9
Other (income)/expense, net	3.8	(7.5)
Interest expense, net	23.5	22.0
Gain on sale of investment in CareFusion	0.0	(74.8)

Earnings before income taxes and discontinued operations	385.0	424.2
Provision for income taxes	147.9	129.8

Earnings from continuing operations	237.1	294.4
Earnings/(loss) from discontinued operations, net of tax	(0.3)	0.4

Net earnings	$236.8	$294.8

Basic earnings per Common Share:
Continuing operations	$0.69	$0.84
Discontinued operations	0.00	0.00

Net basic earnings per Common Share	$0.69	$0.84

Diluted earnings per Common Share:
Continuing operations	$0.68	$0.84
Discontinued operations	0.00	0.00

Net diluted earnings per Common Share	$0.68	$0.84

Weighted average number of Common Shares outstanding:
Basic	344.8	348.9
Diluted	349.4	351.9
Cash dividends declared per Common Share	$0.215	$0.195

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,010.6	$1,929.3
Trade receivables, net	6,232.6	6,155.7
Inventories	7,497.2	7,334.2
Prepaid expenses and other	982.8	896.7

Total current assets	16,723.2	16,315.9

Property and equipment, at cost	3,304.8	3,274.2
Accumulated depreciation and amortization	(1,810.8)	(1,762.0)

Property and equipment, net	1,494.0	1,512.2
Other assets:
Goodwill and other intangibles, net	4,249.3	4,259.0
Other	716.5	758.8

Total assets	$23,183.0	$22,845.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,748.9	$11,331.5
Current portion of long-term obligations and other short-term borrowings	333.1	326.7
Other accrued liabilities	1,714.6	1,711.3

Total current liabilities	13,796.6	13,369.5

Long-term obligations, less current portion	2,195.0	2,175.3
Deferred income taxes and other liabilities	1,477.5	1,452.5
Shareholders’ equity:
Preferred Shares, without par value:
Authorized—0.5 million shares, Issued—none	0.0	0.0
Common Shares, without par value:
Authorized—755.0 million shares, Issued—363.6 million shares at September 30, 2011 and June 30, 2011	2,886.5	2,898.2
Retained earnings	3,492.6	3,331.4
Common Shares in treasury, at cost: 18.4 million shares and 12.5 million shares at September 30, 2011 and June 30, 2011, respectively	(725.2)	(457.7)
Accumulated other comprehensive income	60.0	76.7

Total shareholders’ equity	5,713.9	5,848.6

Total liabilities and shareholders’ equity	$23,183.0	$22,845.9

See notes to condensed consolidated financial statements.

CARDINAL HEALTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$236.8	$294.8
(Earnings)/loss from discontinued operations	0.3	(0.4)

Earnings from continuing operations	237.1	294.4
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	78.2	68.5
Gain on sale of investment in CareFusion	0.0	(74.8)
Impairments and loss on sale of assets	1.3	1.9
Share-based compensation	19.8	21.4
Provision for bad debts	0.9	2.7
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(69.3)	(272.3)
Increase in inventories	(160.9)	(731.8)
Increase in accounts payable	409.8	1,033.1
Other accrued liabilities and operating items, net	(12.7)	(125.4)

Net cash provided by operating activities—continuing operations	504.2	217.7
Net cash used in operating activities—discontinued operations	0.0	(0.7)

Net cash provided by operating activities	504.2	217.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired	(7.3)	(559.9)
Additions to property and equipment	(44.3)	(61.9)
Proceeds from sale of CareFusion common stock	0.0	705.9
Proceeds from maturities of held-to-maturity securities	10.0	0.0

Net cash provided by /(used in) investing activities—continuing operations	(41.6)	84.1
Net cash provided by investing activities—discontinued operations	0.0	0.0

Net cash provided by/(used in) investing activities	(41.6)	84.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(5.0)	0.0
Reduction of long-term obligations	(0.5)	(0.4)
Proceeds from issuance of Common Shares	18.1	8.4
Tax disbursements from share-based compensation	(21.6)	(14.1)
Excess tax benefit from exercises of stock options	4.9	2.0
Dividends on Common Shares	(77.2)	(70.3)
Purchase of treasury shares	(300.0)	(269.8)

Net cash used in financing activities—continuing operations	(381.3)	(344.2)
Net cash provided by financing activities—discontinued operations	0.0	0.0

Net cash used in financing activities	(381.3)	(344.2)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	81.3	(43.1)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,929.3	2,755.3

CASH AND EQUIVALENTS AT END OF PERIOD	$2,010.6	$2,712.2

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Our condensed consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. References to “we”, “our” and similar pronouns in this Quarterly Report on Form 10-Q shall be deemed to refer to Cardinal Health, Inc. and its majority-owned subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal.

Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2012 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012.

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Form 10-K”). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Reclassification. As announced on August 4, 2011, we have changed our definition of segment profit to exclude the amortization of acquisition-related intangible assets and have revised the prior period segment profit disclosure accordingly. These costs also have been reclassified from distribution, selling, general and administrative expenses to acquisition-related costs on the condensed consolidated statements of earnings. All comparative prior period information has been reclassified and there was no impact to operating earnings or net earnings. See Notes 2 and 12 for further information regarding acquisition-related costs and segment profit, respectively.

Spin-Off of CareFusion Corporation. Effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation (“CareFusion”) and retained the remaining 41.4 million shares of CareFusion common stock (the “Spin-Off”). During fiscal 2010, we disposed of 10.9 million shares of CareFusion common stock. During the three months ended September 30, 2010, we disposed of our remaining 30.5 million shares of CareFusion common stock. While we are a party to a separation agreement and various other agreements relating to the separation, we have determined that we have no significant continuing involvement in the operations of CareFusion. Accordingly, the operating results of CareFusion were presented within discontinued operations for all periods presented through the date of the Spin-Off.

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

Under the transition services agreement, we recognized $1.3 million and $18.6 million in transition service fee income during the three months ended September 30, 2011 and 2010, respectively. Substantially all of the transition service arrangements expired in fiscal 2011 and early fiscal 2012.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $246.4 million and $263.9 million at September 30, 2011 and June 30, 2011, respectively, and is included in other long-term assets in our condensed consolidated balance sheets.

Under the accounts receivable factoring agreement, we purchased $152.7 million of CareFusion trade receivables during the three months ended September 30, 2010. The accounts receivable factoring arrangement expired on April 1, 2011.

Recent Financial Accounting Standards. In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance regarding the disclosure of fair value measurements. This guidance improves the transparency of disclosures regarding the use of fair value measurements in financial statements. We adopted this guidance in fiscal 2010, except for certain disclosure requirements regarding gross changes in Level 3 measurements, which were effective for fiscal years beginning after December 15, 2010. We adopted this guidance in the first quarter of fiscal 2012 and have included the required additional disclosures in this Form 10-Q. See Note 8 for additional information.

In May 2011, the FASB issued amended accounting guidance related to the accounting and disclosure requirements of fair value measurements. This guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements of Level 3 inputs. This guidance will be effective for us beginning in the third quarter of fiscal 2012.

In June 2011, the FASB issued amended accounting guidance related to the presentation of comprehensive income. This guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance will be effective for us beginning in the first quarter of fiscal 2013, applied retrospectively. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In September 2011, the FASB issued amended accounting guidance related to testing goodwill for impairment. This guidance permits a company to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. A company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. As permitted under this amendment, we have elected to early adopt this guidance in the first quarter of fiscal 2012. We will follow this guidance for any required interim assessments completed during fiscal 2012 and for our annual impairment assessment that will be performed during the fourth quarter of fiscal 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.

2. ACQUISITIONS

Fiscal 2012

We did not complete any acquisitions that were significant, individually or in the aggregate, during the three months ended September 30, 2011.

Fiscal 2011

We completed several acquisitions during fiscal 2011, the most significant of which are described in more detail below. We also completed other acquisitions during this period that were not significant, individually or in the aggregate. The condensed consolidated financial statements include the results of operations for these business combinations from the date of acquisition. The fair value measurements of assets acquired and liabilities assumed as of the acquisition dates were completed in fiscal 2011. See Note 2 to the consolidated financial statements in our 2011 Form 10-K for a summary of the fair values of the assets acquired and liabilities assumed as of the acquisition dates for these three acquisitions.

Kinray. On December 21, 2010, we completed the acquisition of privately held Kinray, Inc. (“Kinray”) for $1.3 billion in an all-cash transaction. Kinray is a wholesale pharmaceutical distribution company which serves retail independent pharmacies primarily in the New York metropolitan area.

Cardinal Health China (formerly known as Yong Yu). On November 29, 2010, we completed the acquisition of what is now our Cardinal Health China subsidiary for $457.7 million, including the assumption of $57.4 million in debt. Cardinal Health China is a healthcare distribution business headquartered in Shanghai, China.

P4 Healthcare. On July 15, 2010, we completed the acquisition of privately held Healthcare Solutions Holding, LLC (“P4 Healthcare”) for $506.1 million in cash and certain contingent consideration. P4 Healthcare serves key participants across the chain of specialty care, including physicians, pharmaceutical companies and payors by providing essential tools, services and data to help improve the quality of patient outcomes and increase efficiency in the delivery of healthcare services.

In accordance with the acquisition agreement, as amended on July 13, 2011, the former owners of P4 Healthcare have the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The contingent consideration is to be earned over four measurement periods, which end in fiscal 2014, and each measurement period has specific targets and payout amounts. The contingent consideration payout is limited to $100.0 million. After completion of the first measurement period, in fiscal 2011, we paid $10.2 million in accordance with the agreement. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 fair value measurement. See Note 8 for an explanation of the fair value measurement for the contingent consideration obligation.

Acquisition-Related Costs

We classify costs incurred in connection with acquisitions as acquisition-related costs. These costs consist primarily of transaction costs, integration costs, changes in the fair value of contingent payments and amortization of acquisition-related intangible assets. Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations. We record changes in the fair value of contingent payments relating to acquisitions as income or expense in our acquisition-related costs. We amortize intangible assets related to acquisitions over their useful lives. Amortization of acquisition-related intangible assets was $18.9 million and $10.3 million for the three months ended September 30, 2011 and 2010, respectively. See Note 4 for additional information regarding amortization of intangible assets.

3. RESTRUCTURING AND EMPLOYEE SEVERANCE

Restructuring Policy

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating certain manufacturing and distribution facilities, moving manufacturing of a product to another location, outsourcing the production of a product, rationalizing headcount, and realigning operations. Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions. A liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit, which is recognized over its future service period.

Restructuring and Employee Severance

The following table summarizes activity related to our restructuring and employee severance costs during the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in millions)	2011	2010
Employee related costs (1)	$2.7	$0.0
Facility exit and other costs (2)	0.7	1.8

Total restructuring and employee severance (3)	$3.4	$1.8

(1)	Employee-related costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.
(3)	We incurred restructuring expenses related to the Spin-Off of $0.4 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activities related to liabilities associated with our restructuring and employee severance activities during the three months ended September 30, 2011:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2011	$6.0	$4.6	$10.6
Additions	2.4	0.1	2.5
Payments and other adjustments	(3.5)	(0.6)	(4.1)

Balance at September 30, 2011	$4.9	$4.1	$9.0

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, for the three months ended September 30, 2011:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2011	$2,852.7	$992.9	$3,845.6
Goodwill acquired, net of purchase price adjustments	7.7	0.0	7.7
Foreign currency translation adjustments and other	2.8	(2.2)	0.6

Balance at September 30, 2011	$2,863.2	$990.7	$3,853.9

Other Intangible Assets

Intangible assets with definite lives are amortized over their useful lives, which range from two to twenty years. The detail of other intangible assets by class as of September 30, 2011 and June 30, 2011 was as follows:

	September 30, 2011			June 30, 2011
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite life intangibles:
Trademarks	$26.8	$0.0	$26.8	$26.5	$0.0	$26.5

Total indefinite life intangibles	26.8	0.0	26.8	26.5	0.0	26.5
Definite life intangibles:
Trademarks and patents	43.5	27.8	15.7	43.4	25.2	18.2
Non-compete agreements	14.0	6.0	8.0	14.0	5.4	8.6
Customer relationships	393.1	102.5	290.6	392.7	89.2	303.5
Other	86.5	32.2	54.3	86.5	29.9	56.6

Total definite life intangibles	537.1	168.5	368.6	536.6	149.7	386.9

Total intangibles	$563.9	$168.5	$395.4	$563.1	$149.7	$413.4

The following table summarizes amortization of intangible assets for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in millions)	2011	2010
Amortization of intangible assets	$19.0	$10.5

Amortization of intangible assets for the remainder of fiscal 2012 and the next four fiscal years is estimated to be:

(in millions)	2012	2013	2014	2015	2016
Amortization of intangible assets	$55.3	$64.8	$56.6	$41.3	$34.0

5. HELD-TO-MATURITY INVESTMENTS

We have investments in fixed income corporate debt securities, which are classified as held-to-maturity. These investments are held at amortized cost, which approximates fair value. These investments vary in maturity date, ranging from one to thirteen months, and pay interest semi-annually. The following table summarizes the balance of these investments as of September 30, 2011 and June 30, 2011:

(in millions)	September 30, 2011	June 30, 2011
Current portion of held-to-maturity investments (1)	$106.3	$93.2
Long-term portion of held-to-maturity investments (2)	24.5	48.8

Total held-to-maturity investments	$130.8	$142.0

(1)	Included in prepaid expenses and other in our condensed consolidated balance sheets.
(2)	Included in other long-term assets in our condensed consolidated balance sheets.

6. INCOME TAXES

Fluctuations in our effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and the impact of restructuring and employee severance, acquisition-related costs, litigation (recoveries)/charges, net, impairment charges, and other discrete items. The following table summarizes the provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011 (1)	2010 (2)
Effective tax rate	38.4%	30.6%

(1)	During the three months ended September 30, 2011, the effective tax rate was impacted by net unfavorable discrete items of $3.6 million, or 0.9 percentage points. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain state tax matters.
(2)	During the three months ended September 30, 2010, the effective tax rate was favorably impacted by $28.0 million, or 6.6 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion common stock due to the release of a previously established deferred tax valuation allowance.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.

The following table summarizes the balance of unrecognized tax benefits and the amount of interest and penalties as of September 30, 2011 and June 30, 2011:

(in millions)	September 30, 2011	June 30, 2011
Unrecognized tax benefits (1) (2)	$751.2	$746.8
Portion that, if recognized, would reduce tax expense and effective tax rate	340.2	332.4
Accrued penalties and interest (3)	269.3	267.2

(1)	The full amount of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

(2)	It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service (“IRS”) or other taxing authorities, including proposed assessments of additional taxes, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months may be a decrease of approximately zero to $195.0 million, exclusive of penalties and interest.
(3)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

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

7. CONTINGENT LIABILITIES AND LITIGATION

Legal Proceedings

We become involved from time-to-time in litigation and regulatory matters incidental to our business, including governmental investigations and enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation. We do not believe that the outcome of any pending litigation will have a material adverse effect on the consolidated financial statements.

Occasionally, we may suspect that products we manufacture, market or distribute do not meet product specifications, published standards or regulatory requirements. In such circumstances, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, and action by regulators.

We accrue for contingencies related to litigation and regulatory matters. We accrue an estimated loss contingency in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates.

We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.

We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.

Income Taxes

See Note 6 in this Form 10-Q and Note 9 to the consolidated financial statements in our 2011 Form 10-K for discussion of contingencies related to our income taxes.

8. FAIR VALUE MEASUREMENTS

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

Level 1 —	Observable prices in active markets for identical assets and liabilities.

Level 2 —	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of September 30, 2011:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,037.8	$0.0	$0.0	$1,037.8
Forward Contracts (2)	0.0	33.4	0.0	33.4
Other Investments (3)	68.8	0.0	0.0	68.8
Contingent Consideration Obligation (4)	0.0	0.0	(78.6)	(78.6)

Total	$1,106.6	$33.4	$(78.6)	$1,061.4

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2011:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,065.6	$0.0	$0.0	$1,065.6
Forward Contracts (2)	0.0	32.1	0.0	32.1
Other Investments (3)	79.7	0.0	0.0	79.7
Contingent Consideration Obligation (4)	0.0	0.0	(75.4)	(75.4)

Total	$1,145.3	$32.1	$(75.4)	$1,102.0

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	The fair value of foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows.
(3)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds are primarily comprised of large cap domestic and international equity securities. The fair value of these investments is determined using quoted market prices.
(4)	The contingent consideration obligation was incurred in connection with the acquisition of P4 Healthcare. The fair value of the contingent consideration obligation is determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. At each reporting date, we revalue the contingent consideration obligation to estimated fair value. Changes in the fair value of the contingent consideration obligation may result from changes in the terms of the contingent payments, changes in discount periods and rates, changes in the timing and amount of EBITDA estimates, and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. Actual progress toward achieving the EBITDA targets for the remaining measurement periods may be different than our expectations of performance in future measurement periods. Failure to meet current expectations of progress could increase the probability of not achieving the targets within the measurement periods and result in a material reduction in the fair value of the contingent consideration obligation. See Note 2 for additional information regarding the contingent consideration obligation related to the P4 Healthcare acquisition.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Carrying value at June 30, 2011	$75.4
Expense reported in earnings (1)	3.2

Carrying value at September 30, 2011	$78.6

(1)	Reflects changes in our estimate of performance in future measurement periods and is included in acquisition-related costs in our condensed consolidated statements of earnings.

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings (the numerator) by the weighted average number of Common Shares outstanding during each period (the denominator). Diluted EPS is similar to the computation for Basic EPS, except that the denominator is increased by the dilutive effect of vested and nonvested stock options, restricted shares and restricted share units computed using the treasury stock method. The total number of Common Shares issued, less the Common Shares held in treasury, is used to determine the Common Shares outstanding.

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in millions)	2011	2010
Weighted-average Common Shares–basic	344.8	348.9
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	4.6	3.0

Weighted-average Common Shares–diluted	349.4	351.9

The following table presents the number of potentially dilutive securities that were anti-dilutive for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in millions)	2011	2010
Anti-dilutive securities	9.7	14.9

10. SHAREHOLDERS’ EQUITY

During the three months ended September 30, 2011, we repurchased 6.7 million Common Shares having an aggregate cost of approximately $300.0 million. These repurchases are pursuant to the $750.0 million share repurchase program approved by our board of directors on November 3, 2010. We funded the repurchases with available cash. The average price paid per common share for all Common Shares repurchased during the three months ended September 30, 2011 was $44.89.

11. COMPREHENSIVE INCOME

The following table is a summary of comprehensive income for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in millions)	2011	2010
Net earnings	$236.8	$294.8
Foreign currency translation adjustments	(15.2)	30.7
Net unrealized loss on derivative instruments	(1.5)	(2.3)
Reclassification of unrealized loss upon realization from sale of remaining investment in CareFusion, net of tax (1)	0.0	(61.2)

Total comprehensive income	$220.1	$262.0

(1)	We sold our remaining investment in CareFusion common stock and reclassified the net unrealized gain out of accumulated other comprehensive income during the three months ended September 30, 2010.

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

Effective the first quarter of fiscal 2012, we began reporting the operating results of certain non-U.S. operations, including portions of our Cardinal Health China and Cardinal Health Puerto Rico subsidiaries, in the Medical segment to better align reported results with the nature of the services provided. Prior period financial results have not been adjusted because the change in reporting was not significant to previously reported segment results.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in millions)	2011	2010
Segment revenue:
Pharmaceutical	$24,417.7	$22,272.8
Medical	2,380.0	2,169.4

Total segment revenue	26,797.7	24,442.2
Corporate	(5.7)	(4.7)

Total consolidated revenue	$26,792.0	$24,437.5

We evaluate the performance of the segments based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative expense (“SG&A”). Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal, compliance and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level.

In addition, restructuring and employee severance, acquisition-related costs, impairments and loss on sale of assets, litigation (recoveries)/charges, net, and certain investment and other spending are not allocated to the segments. See Notes 2, 3 and 7, respectively, for further discussion of our acquisition-related costs, restructuring and employee severance and litigation (recoveries)/charges, net and Note 1 for a discussion of the reclassification of amortization of acquisition-related intangible assets. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. Investment spending within Corporate was $6.9 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively. Spin-Off costs included in SG&A are not allocated to our segments. Spin-Off costs included in SG&A were $0.5 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in millions)	2011	2010
Segment profit:
Pharmaceutical	$363.3	$306.2
Medical	79.0	83.5

Total segment profit	442.3	389.7
Corporate	(30.0)	(25.8)

Total consolidated operating earnings	$412.3	$363.9

13. SHARE-BASED COMPENSATION AND SAVINGS PLANS

Share-Based Compensation Plans

We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. Employee options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the date of grant. All employee stock options granted under the Plans are exercisable at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee restricted shares and restricted share units granted under the Plans generally vest in equal installments over three years and entitle holders to dividends or cash dividend equivalents. Beginning in fiscal 2012, performance share units, which represent shares potentially issuable in the future upon the achievement of specified performance goals, were granted under the Plans. Restricted shares, restricted share units and performance share units accrue dividends or cash equivalents that are payable upon vesting of the awards.

The compensation expense recognized for all share-based compensation awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period. We classify share-based compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table provides total share-based compensation expense by type of award for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in millions)	2011	2010
Restricted share and share unit expense	$12.9	$13.5
Employee stock option expense	6.4	7.7
Performance share unit expense	1.0	0.0
Stock appreciation right (income)/expense	(0.5)	0.2

Total share-based compensation expense (1)	$19.8	$21.4

(1)	The tax benefit related to share-based compensation expense was $7.2 million and $7.8 million for the three months ended September 30, 2011 and 2010, respectively.

Stock Options

The fair values of the stock options granted to our employees and directors were estimated on the date of grant using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account individual exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

The following table summarizes all stock option transactions under the Plans from June 30, 2011 through September 30, 2011:

(in millions, except per share amounts)	Stock Options	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2011	23.1	$37.02	3.6	$217.0
Granted	2.3	41.60
Exercised	(0.5)	30.54
Canceled and forfeited	(0.1)	45.65

Balance at September 30, 2011	24.8	$37.56	4.0	$155.8

Exercisable at September 30, 2011	18.1	$38.99	2.8	$101.1

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of our Common Shares.

The following table summarizes all transactions related to restricted shares and restricted share units under the Plans from June 30, 2011 through September 30, 2011:

(in millions, except per share amounts)	Restricted Share and Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2011	3.6	$31.31
Granted	1.5	41.61
Vested	(1.6)	32.47
Canceled and forfeited	0.0	0.0

Nonvested at September 30, 2011	3.5	$35.15

Performance Share Units

Performance share units generally vest based on the achievement of target compound annual non-GAAP EPS growth rate and dividend yield over two-year and three-year performance periods. Based on the extent to which the targets are achieved, vested shares may range from 0 percent to 200 percent of the target award amount. The fair value of performance share units is determined by the grant date market price of our Common Shares. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate of the number of shares that will ultimately be issued.

The following table summarizes information related to performance share units under the Plans based on target award amounts from June 30, 2011 through September 30, 2011:

(in millions, except per share amounts)	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2011	0.0	$0.0
Granted	0.4	42.65
Vested	0.0	0.0
Canceled and forfeited	0.0	0.0

Nonvested at September 30, 2011 (1)	0.4	$42.65

(1)	The amount of outstanding nonvested performance share units as of September 30, 2011, at the maximum award level was 0.8 million.

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

The following table summarizes the share-based compensation awards outstanding as of September 30, 2011:

	Our Awards		CareFusion Awards
(in millions)	Stock Options	Restricted Shares and Share Units	Stock Options	Restricted Shares and Share Units
Held by our employees and former employees	23.5	3.5	5.8	0.0
Held by CareFusion employees	1.3	0.0

Total	24.8	3.5

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets as of September 30, 2011 and June 30, 2011, and for the condensed consolidated statements of earnings for the three months ended September 30, 2011 and 2010. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2011 Form 10-K.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in Part 1, Item 1A of the 2011 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, surgery centers, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We report our financial results in two segments: Pharmaceutical and Medical.

Revenue for the three months ended September 30, 2011 was $26.8 billion, up 10 percent from the prior year period, due to the contribution from acquisitions completed subsequent to September 30, 2010 ($1.3 billion) and growth from existing customers ($1.0 billion). Gross margin increased 13 percent to $1.1 billion and operating earnings increased 13 percent to $412 million. The increase in gross margin was primarily attributable to acquisitions and the strong performance of our generic programs in our Pharmaceutical segment. Our earnings from continuing operations for the three months ended September 30, 2011 were $237 million, down 19 percent, due to the $75 million gain on sale of our investment in CareFusion during the three months ended September 30, 2010.

Our cash and equivalents balance was $2.0 billion as of September 30, 2011, compared to $1.9 billion as of June 30, 2011. The increase was primarily attributable to net cash provided by operating activities of $504 million, offset by share repurchases of $300 million and cash dividends of $77 million.

Acquisitions

We did not complete any acquisitions that were significant, individually or in the aggregate, during the three months ended September 30, 2011. In November and December 2010, we acquired Cardinal Health China (formerly known as Yong Yu) and Kinray, respectively. These acquisitions increased revenues by $1.3 billion and operating earnings by $33 million for the three months ended September 30, 2011.

See Note 2 of the “Notes to Condensed Consolidated Financial Statements” for more information on acquisitions.

Spin-Off of CareFusion Corporation

Effective August 31, 2009, we separated our clinical and medical products business through the distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion and retained the remaining 41.4 million shares of CareFusion common stock. During fiscal 2010, we disposed of 10.9 million shares of CareFusion common stock. During the three months ended September 30, 2010, we disposed of the remaining 30.5 million shares of CareFusion common stock for $706 million, which resulted in a realized gain of $75 million.

On July 22, 2009, we entered into a separation agreement with CareFusion to effect the Spin-Off and provide a framework for our relationship with CareFusion after the Spin-Off. In addition, on August 31, 2009, we entered into a transition services agreement, a tax matters agreement and an accounts receivable factoring agreement with CareFusion, among other agreements.

Under the transition services agreement, we recognized $1 million and $19 million in transition service fee income during the three months ended September 30, 2011 and 2010, respectively. Substantially all of the transition service arrangements expired in fiscal 2011 and early fiscal 2012.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $246 million and $264 million at September 30, 2011 and June 30, 2011, respectively, and is included in other long-term assets in our condensed consolidated balance sheets.

Under the accounts receivable factoring agreement, we purchased $153 million of CareFusion trade receivables during the three months ended September 30, 2010. The accounts receivable factoring arrangement expired on April 1, 2011.

Presource® Procedure Kit Matter

In late August 2011, the U.S. Food and Drug Administration (the “FDA”) notified us that it was halting entry into the United States of all Presource® procedure kits that we assemble in Mexico and import at El Paso, Texas (“Imported Kits”). The FDA indicated that we had not supplied adequate documentary support for certain components of the Imported Kits, but did not indicate any concerns about patient safety. We have taken remedial actions to address the FDA’s concerns and resumed importing procedure kits. For the three months ended September 30, 2011, this matter decreased Medical segment profit by $11 million, but we expect minimal impact over the remainder of fiscal 2012.

Results of Operations

Revenue

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2011	2010
Pharmaceutical	10%	$24,417.7	$22,272.8
Medical	10%	2,380.0	2,169.4

Total Segment Revenue	10%	26,797.7	24,442.2
Corporate	N.M.	(5.7)	(4.7)

Consolidated revenue	10%	$26,792.0	$24,437.5

Pharmaceutical segment

Compared to the prior year period, Pharmaceutical segment revenue was positively impacted by acquisitions ($1.3 billion) and increased sales to existing customers ($911 million). Revenue from non-bulk customers increased 17 percent due to the above factors.

Medical segment

Compared to the prior year period, Medical segment revenue was positively impacted by increased volume from existing customers ($92 million) and the effect of the transition during the fourth quarter of fiscal 2011 of our relationship with CareFusion from a fee-for-service arrangement to a traditional distribution model ($44 million). This transition had minimal impact on Medical segment profit.

Cost of Products Sold

Consistent with the increases in revenue, our cost of products sold increased $2.2 billion, or 10 percent, for the three months ended September 30, 2011. See the gross margin discussion below for additional drivers impacting cost of sales.

Gross Margin

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2011	2010
Gross margin	13%	$1,084.5	$962.2

Pharmaceutical segment

Gross margin increased $109 million compared to the prior year period primarily as a result of the factors listed below.

•	Acquisitions positively impacted gross margin by $64 million.

•	Strong performance in our generic pharmaceutical programs was in spite of fewer generic new item launches and higher generic deflation in the current year period ($32 million).

•	Favorable resolution of certain manufacturer-related disputes arising from third-party product returns had a $17 million positive impact on gross margin for the three months ended September 30, 2011.

•

Customer pricing changes including rebates (exclusive of the related volume impact) adversely impacted gross margin by $34 million. The adverse impact of these customer pricing changes was partially offset and impacted by product mix, sourcing programs and other sources of margin.

Medical segment

Gross margin increased $13 million compared to the prior year period primarily as a result of the factors listed below.

•	Favorable product sales mix and increased sales volume resulted in a $33 million favorable impact to gross margin.

•	Increased cost of oil-based resins, cotton, latex, and other commodities used in our self-manufactured and private brand products decreased gross margin by $18 million.

•	The impact associated with the Presource® procedure kit import matter decreased gross margin by $10 million.

Distribution, Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2011	2010
SG&A	11%	$643.3	$581.5

Increased SG&A during the three months ended September 30, 2011 was primarily due to the impact of acquisitions ($34 million). Also included within SG&A were $1 million and $2 million of costs related to the Spin-Off for the three months ended September 30, 2011 and 2010, respectively.

Segment Profit and Consolidated Operating Earnings

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2011	2010
Pharmaceutical	19%	$363.3	$306.2
Medical	(5)%	79.0	83.5

Total Segment Profit	13%	442.3	389.7
Corporate	N.M.	(30.0)	(25.8)

Consolidated Operating Earnings	13%	$412.3	$363.9

Segment Profit

Pharmaceutical segment profit

The principal drivers for the increase during the three months ended September 30, 2011 were the positive impact of acquisitions, strong performance in our generic pharmaceutical programs and the favorable resolution of certain manufacturer-related disputes arising from third-party product returns. These items were offset by the unfavorable impact of pricing changes. See the discussion of gross margin above for further information on these drivers.

Medical segment profit

The principal drivers for the decrease during the three months ended September 30, 2011 were the increased cost of commodities used in our self-manufactured and private brand products, the impact associated with the Presource® procedure kit import matter, and an increase in SG&A expenditures primarily related to increased net sales volume and information systems investment. These items were offset by favorable impact on gross margin from product sales mix and increased net sales volume. See the discussion above for further information on these drivers.

Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A discussed above, operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions)	2011	2010
Restructuring and employee severance	$3.4	$1.8
Acquisition-related costs	27.4	11.7
Impairments and loss on sale of assets	1.3	1.9
Litigation (recoveries)/charges, net	(3.2)	1.4

Acquisition-related costs

During the three months ended September 30, 2011, acquisition-related costs increased $9 million primarily due to amortization of intangible assets acquired in the Kinray, Cardinal Health China and P4 Healthcare acquisitions. Acquisition-related costs also increased $6 million due to the integration costs incurred in conjunction with these acquisitions.

Earnings Before Income Taxes and Discontinued Operations

In addition to items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended September 30,
(in millions, except growth rates)	Change	2011	2010
Other (income)/expense, net	N.M.	$3.8	$(7.5)
Interest expense, net	7%	23.5	22.0
Gain on sale of investment in CareFusion	N.M.	0.0	(74.8)

Gain on sale of investment in CareFusion common stock

We recognized $75 million of income from the sale of our remaining investment in CareFusion common stock during the three months ended September 30, 2010.

Provision for Income Taxes

The following table summarizes our provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011 (1)	2010 (2)
Effective tax rate	38.4%	30.6%

(1)	During the three months ended September 30, 2011, the effective tax rate was impacted by net unfavorable discrete items of $4 million, or 0.9 percentage points.
(2)	During the three months ended September 30, 2010, the effective tax rate was favorably impacted by $28 million, or 6.6 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion common stock due to the release of a previously established deferred tax valuation allowance.

Ongoing Audits

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

Capital Resources

Cash and Equivalents

Our cash and equivalents balance was $2.0 billion as of September 30, 2011, compared to $1.9 billion as of June 30, 2011. At September 30, 2011, our cash and cash equivalents were held in cash depository accounts with major banks around the world or invested in high quality, short-term liquid investments. The increase in cash and equivalents was primarily driven by net cash provided by operating activities of $504 million, offset by share repurchases of $300 million and cash dividends of $77 million.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.

	Three Months Ended September 30,
	2011	2010
Days sales outstanding	20.6	19.9
Days inventory on hand	23.0	23.8
Days payable outstanding	36.1	35.4

Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable, and payments to vendors in the regular course of business.

The cash and equivalents balance at September 30, 2011 included $298 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax by entering into intercompany loans.

Credit Facilities and Commercial Paper

Our sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. We also have a commercial paper program with capacity of $1.5 billion, backed by the revolving credit facility. We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at September 30, 2011. Our ability to access the commercial paper market is limited based on our current short-term credit ratings and market conditions.

Our revolving credit facility and receivables sales facility program require us to maintain a consolidated interest coverage ratio as of any fiscal quarter end of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of September 30, 2011, we were in compliance with these financial covenants.

Held-to-Maturity Investments

We hold high quality investment grade held-to-maturity fixed income corporate debt securities with an amortized cost basis of $131 million as of September 30, 2011. These investments vary in maturity date, ranging from one to thirteen months, and pay interest semi-annually.

Capital Expenditures

Capital expenditures during the three months ended September 30, 2011 and 2010 of $44 million and $62 million, respectively, primarily related to information technology projects.

Dividends

On August 3, 2011, our board of directors approved the quarterly dividend of $0.215 per share, or $0.86 per share on an annualized basis, which was paid on October 15, 2011 to shareholders of record on October 1, 2011.

On November 2, 2011, our board of directors approved our 109th consecutive regular quarterly dividend. The dividend will be $0.215 per share, or $0.86 per share on an annualized basis, and payable on January 15, 2012 to shareholders of record on January 1, 2012.

Share Repurchases

During the three months ended September 30, 2011, we repurchased approximately $300 million of our Common Shares. We funded the repurchases through available cash. We have $450 million remaining under our current Board repurchase authorization through November 2013.

Proposed Acquisition

On October 25, 2011 our wholly owned subsidiary Cardinal Health Canada Inc. agreed to make a cash take-over bid to acquire all of the outstanding shares of FutureMed Healthcare Products Corporation (“FutureMed”) for total consideration of approximately $165 million (which includes $40 million of FutureMed’s debt). The transaction is subject to a minimum of 66 2/3 percent of the outstanding common shares of FutureMed being deposited to the transaction, receipt of certain regulatory approvals and satisfaction of other customary conditions.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2011 and through September 30, 2011.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no material changes in the quantitative and qualitative market risks since the end of our 2011 fiscal year end.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of New Software Systems

The Medical segment is working on a medical business transformation project, which includes a new information system for certain supply chain processes. This project did not impact internal control over financial reporting during the quarter ended September 30, 2011. The Medical segment plans to transition selected processes to the new system throughout fiscal 2012 and 2013, and this transition is expected to affect internal control over financial reporting. If this system is not effectively implemented or fails to operate as intended, it could adversely affect the effectiveness of our internal control over financial reporting.

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

You should carefully consider the information in this Form 10-Q and the risk factors discussed in “Item 1A—Risk Factors” and other risks discussed in our 2011 Form 10-K and our filings with the SEC since June 30, 2011. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our businesses also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made of our Common Shares during the three months ended September 30, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1-31, 2011	5,399,092	$46.32	5,395,600	$500,000,000
August 1-31, 2011	1,397,017	39.07	1,284,100	450,000,000
September 1-30, 2011	156,980	41.58	—	450,000,000

Total	6,953,089	$44.75	6,679,700	$450,000,000

(1)	Includes 90, 109 and 1,937 Common Shares purchased in July, August and September 2011, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 3,402, 112,808 and 155,043 restricted shares surrendered in July, August and September 2011, respectively, by employees upon vesting to meet tax withholding.
(2)	On November 3, 2010, our Board approved a new $750 million share repurchase program which expires November 30, 2013. During the three months ended September 30, 2011, we repurchased $300 million ($250 million in July 2011 and $50 million in August 2011) of our Common Shares under this program.

Item 6:	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)

10.1	Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2011) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 4, 2011, File No. 1-11373)

10.2	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, as amended (grants made to executive officers in August 2011) (incorporated by reference to Exhibit 10.1.12 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, File No. 1-11373)

10.3

Description of Nonemployee Directors Compensation effective November 2, 2011 (incorporated by reference to Exhibit 10.14.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011,

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

CARDINAL HEALTH, INC.

Date: November 4, 2011	/S/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer