Form 10-Q
period 2011-12-31
CARDINAL HEALTH INC
filed 2012-02-07
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of Registrant’s Common Shares outstanding at the close of business on January 31, 2012 was as follows:

Common Shares, without par value: 345,684,925

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except per Common Share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue	$27,078.0	$25,371.8	$53,870.0	$49,809.3
Cost of products sold	25,964.1	24,377.6	51,671.7	47,852.9

Gross margin	1,113.9	994.2	2,198.3	1,956.4
Operating expenses:
Distribution, selling, general and administrative expense	639.8	606.7	1,282.8	1,188.3
Restructuring and employee severance	1.7	2.6	5.1	4.4
Acquisition-related costs	21.9	33.2	49.4	44.8
Impairments and loss on sale of assets	1.1	1.7	2.4	3.6
Litigation (recoveries)/charges, net	0.1	6.1	(3.0)	7.5

Operating earnings	449.3	343.9	861.6	707.8
Other (income)/expense, net	0.8	(5.8)	4.7	(13.2)
Interest expense, net	22.9	21.9	46.3	43.9
Gain on sale of investment in CareFusion	0.0	0.0	0.0	(74.8)

Earnings before income taxes and discontinued operations	425.6	327.8	810.6	751.9
Provision for income taxes	161.2	112.8	309.2	242.6

Earnings from continuing operations	264.4	215.0	501.4	509.3
Earnings/(loss) from discontinued operations, net of tax	(2.4)	0.4	(2.6)	0.9

Net earnings	$262.0	$215.4	$498.8	$510.2

Basic earnings/(loss) per Common Share:
Continuing operations	$0.77	$0.62	$1.45	$1.46
Discontinued operations	(0.01)	0.00	(0.01)	0.00

Net basic earnings per Common Share	$0.76	$0.62	$1.44	$1.46

Diluted earnings/(loss) per Common Share:
Continuing operations	$0.76	$0.61	$1.44	$1.45
Discontinued operations	(0.01)	0.00	(0.01)	0.00

Net diluted earnings per Common Share	$0.75	$0.61	$1.43	$1.45

Weighted average number of Common Shares outstanding:
Basic	345.0	347.6	344.9	348.2
Diluted	348.8	350.7	349.1	351.3
Cash dividends declared per Common Share	$0.215	$0.195	$0.430	$0.390

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,797.7	$1,929.3
Trade receivables, net	5,995.4	6,155.7
Inventories	8,888.9	7,334.2
Prepaid expenses and other	1,097.1	896.7

Total current assets	17,779.1	16,315.9

Property and equipment, at cost	3,382.7	3,274.2
Accumulated depreciation and amortization	(1,868.6)	(1,762.0)

Property and equipment, net	1,514.1	1,512.2
Other assets:
Goodwill and other intangibles, net	4,244.3	4,259.0
Other	725.7	758.8

Total assets	$24,263.2	$22,845.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,456.7	$11,331.5
Current portion of long-term obligations and other short-term borrowings	341.8	326.7
Other accrued liabilities	1,825.2	1,711.3

Total current liabilities	14,623.7	13,369.5

Long-term obligations, less current portion	2,211.4	2,175.3
Deferred income taxes and other liabilities	1,500.4	1,452.5
Shareholders’ equity:
Preferred Shares, without par value:
Authorized—0.5 million shares, Issued—none	0.0	0.0
Common Shares, without par value:
Authorized—755.0 million shares, Issued—363.6 million shares at December 31, 2011 and June 30, 2011	2,900.4	2,898.2
Retained earnings	3,679.8	3,331.4
Common Shares in treasury, at cost: 18.0 million shares and 12.5 million shares at December 31, 2011 and June 30, 2011, respectively	(707.6)	(457.7)
Accumulated other comprehensive income	55.1	76.7

Total shareholders’ equity	5,927.7	5,848.6

Total liabilities and shareholders’ equity	$24,263.2	$22,845.9

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$498.8	$510.2
(Earnings)/loss from discontinued operations	2.6	(0.9)

Earnings from continuing operations	501.4	509.3
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	155.8	141.7
Gain on sale of investment in CareFusion	0.0	(74.8)
Impairments and loss on sale of assets	2.4	3.6
Share-based compensation	41.5	42.4
Provision for bad debts	1.7	7.8
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	167.1	(108.5)
Increase in inventories	(1,552.6)	(1,600.3)
Increase in accounts payable	1,117.6	1,762.8
Other accrued liabilities and operating items, net	(45.2)	(322.9)

Net cash provided by operating activities—continuing operations	389.7	361.1
Net cash used in operating activities—discontinued operations	0.0	(0.3)

Net cash provided by operating activities	389.7	360.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired	(7.3)	(2,295.0)
Purchase of held-to-maturity securities and other investments	(10.5)	(141.0)
Additions to property and equipment	(101.3)	(123.3)
Proceeds from sale of investment in CareFusion	0.0	705.9
Proceeds from maturities of held-to-maturity securities	35.0	0.0

Net cash used in investing activities—continuing operations	(84.1)	(1,853.4)
Net cash used in investing activities—discontinued operations	0.0	0.0

Net cash used in investing activities	(84.1)	(1,853.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	4.1	0.0
Reduction of long-term obligations	(1.0)	(9.4)
Proceeds from long-term obligations, net of issuance costs	0.0	494.5
Proceeds from issuance of Common Shares	11.0	10.9
Tax proceeds/(disbursements) from exercises of stock options	0.3	(2.9)
Dividends on Common Shares	(151.6)	(138.0)
Purchase of treasury shares	(300.0)	(269.8)

Net cash provided by/(used in) financing activities—continuing operations	(437.2)	85.3
Net cash used in financing activities—discontinued operations	0.0	0.0

Net cash provided by/(used in) financing activities	(437.2)	85.3

NET DECREASE IN CASH AND EQUIVALENTS	(131.6)	(1,407.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,929.3	2,755.3

CASH AND EQUIVALENTS AT END OF PERIOD	$1,797.7	$1,348.0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Our condensed consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries, and all significant intercompany amounts have been eliminated. References to “we”, “our” and similar pronouns in this Quarterly Report on Form 10-Q refer to Cardinal Health, Inc. and its majority-owned and controlled subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal.

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

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated by our Form 8-K/A filed on November 4, 2011 (the “Fiscal 2011 Financial Statements”). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Reclassification. As announced on August 4, 2011, we have changed our definition of segment profit to exclude the amortization of acquisition-related intangible assets and have revised the prior period segment profit disclosures accordingly. These costs also have been reclassified from distribution, selling, general and administrative expenses to acquisition-related costs on the condensed consolidated statements of earnings. All comparative prior period information has been reclassified and there was no impact to operating earnings or net earnings. See Notes 2, 4 and 13 for further information regarding acquisition-related costs and segment profit, respectively.

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

Our Relationship with CareFusion. On July 22, 2009, we entered into a separation agreement with CareFusion to effect the Spin-Off and provide a framework for our relationship with CareFusion after the Spin-Off. In addition, on August 31, 2009, we entered into a transition services agreement, a tax matters agreement and an accounts receivable factoring agreement with CareFusion, among other agreements. These agreements, including the separation agreement, provide for allocation of assets, employees, liabilities, and obligations (including investments, property and employee benefits; and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-Off and govern certain relationships between CareFusion and us after the Spin-Off. The accounts receivable factoring arrangement expired on April 1, 2011.

Under the transition services agreement, we recognized $1.4 million and $34.9 million in transition service fee income during the six months ended December 31, 2011 and 2010, respectively. We recognized $16.3 million in transition service fee income during the three months ended December 31, 2010. Substantially all of the transition service arrangements expired in fiscal 2011 and early fiscal 2012.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $248.9 million and $263.9 million at December 31, 2011 and June 30, 2011, respectively, and is included in other long-term assets in our condensed consolidated balance sheets.

Recent Financial Accounting Standards. In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance regarding the disclosure of fair value measurements. This guidance improves the transparency of disclosures regarding the use of fair value measurements in financial statements. We adopted this guidance in fiscal 2010, except for certain disclosure requirements regarding gross changes in Level 3 measurements, which were effective for fiscal years beginning after December 15, 2010. We adopted this guidance in the first quarter of fiscal 2012.

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

In June 2011, the FASB issued amended accounting guidance related to the presentation of comprehensive income. This guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this guidance will be effective for us and applied retrospectively beginning in the first quarter of fiscal 2013. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In September 2011, the FASB issued amended accounting guidance related to testing goodwill for impairment. This guidance permits a company to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. A company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its estimated fair value is less than its carrying amount. As permitted under this amendment, we early adopted this guidance in the first quarter of fiscal 2012. We will follow this guidance for any required interim assessments completed during fiscal 2012 and for our annual impairment assessment that will be performed during the fourth quarter of fiscal 2012.

In December 2011, the FASB issued amended accounting guidance related to the disclosures about financial instruments and related arrangements that have been offset in the statements of financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance will be effective for us and applied retrospectively in the first quarter of fiscal 2014. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

2. ACQUISITIONS

Fiscal 2012

We did not complete any acquisitions that were significant, individually or in the aggregate, during the six months ended December 31, 2011.

Fiscal 2011

We completed several acquisitions during fiscal 2011, the most significant of which are described in more detail below. We also completed other acquisitions during this period that were not significant, individually or in the aggregate. The condensed consolidated financial statements include the results of operations for these business combinations from the date of acquisition. The fair value measurements of assets acquired and liabilities assumed as of the acquisition dates are complete. See Note 2 to the consolidated financial statements in our Fiscal 2011 Financial Statements for a summary of the fair values of the assets acquired and liabilities assumed as of the acquisition dates for these three acquisitions.

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

In accordance with the acquisition agreement, as amended on July 13, 2011, the former owners of P4 Healthcare have the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The contingent consideration is to be earned over four measurement periods, which end in fiscal 2014, and each measurement period has specific targets and payout amounts. The contingent consideration payout is limited to $100.0 million. After completion of the first measurement period, in fiscal 2011, we paid $10.2 million in accordance with the agreement. See Note 9 for an explanation of the fair value measurement for the contingent consideration obligation.

Acquisition-Related Costs

We classify costs incurred in connection with acquisitions as acquisition-related costs in our condensed consolidated statements of earnings. These costs consist primarily of transaction costs, integration costs, changes in the fair value of contingent payments and amortization of acquisition-related intangible assets. Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations. We record changes in the fair value of contingent payments relating to acquisitions as income or expense in our acquisition-related costs. See Note 4 for additional information regarding amortization of acquisition-related intangible assets.

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

The following table summarizes our restructuring and employee severance costs during the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Employee related costs (1)	$1.4	$1.0	$4.1	$0.8
Facility exit and other costs (2)	0.3	1.6	1.0	3.6

Total restructuring and employee severance (3)	$1.7	$2.6	$5.1	$4.4

(1)	Employee-related costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.
(3)	We incurred restructuring expenses related to the Spin-Off of $0.4 million and $2.0 million for the six months ended December 31, 2011 and 2010, respectively, and $1.1 million for the three months ended December 31, 2010.

Restructuring and Employee Severance Accrual Rollforward

The following table summarizes activities related to liabilities associated with our restructuring and employee severance activities during the six months ended December 31, 2011:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2011	$6.0	$4.6	$10.6
Additions	2.9	0.0	2.9
Payments and other adjustments	(5.5)	(1.2)	(6.7)

Balance at December 31, 2011	$3.4	$3.4	$6.8

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, for the six months ended December 31, 2011:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2011	$2,852.7	$992.9	$3,845.6
Goodwill acquired, net of purchase price adjustments	16.0	0.0	16.0
Foreign currency translation adjustments and other	6.9	(2.0)	4.9

Balance at December 31, 2011	$2,875.6	$990.9	$3,866.5

Other Intangible Assets

Intangible assets with definite lives are amortized over their useful lives, which range from two to twenty years. The detail of other intangible assets by class as of December 31, 2011 and June 30, 2011 is as follows:

	December 31, 2011			June 30, 2011
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite life intangibles:
Trademarks	$26.9	$0.0	$26.9	$26.5	$0.0	$26.5

Total indefinite life intangibles	26.9	0.0	26.9	26.5	0.0	26.5
Definite life intangibles:
Trademarks and patents	43.7	30.5	13.2	43.4	25.2	18.2
Non-compete agreements	14.2	6.6	7.6	14.0	5.4	8.6
Customer relationships	393.9	115.9	278.0	392.7	89.2	303.5
Other	86.4	34.3	52.1	86.5	29.9	56.6

Total definite life intangibles	538.2	187.3	350.9	536.6	149.7	386.9

Total intangibles	$565.1	$187.3	$377.8	$563.1	$149.7	$413.4

The following table summarizes amortization of intangible assets for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Amortization of acquisition-related intangible assets	$18.7	$15.1	$37.6	$25.5
Amortization of other intangible assets	0.0	0.2	0.0	0.3

Total amortization of intangible assets	$18.7	$15.3	$37.6	$25.8

Amortization of intangible assets for the remainder of fiscal 2012 and the next four fiscal years is estimated to be:

(in millions)	2012	2013	2014	2015	2016
Amortization of intangible assets	$37.0	$65.3	$57.1	$41.8	$34.6

5. HELD-TO-MATURITY INVESTMENTS

We have investments in fixed income corporate debt securities, which are classified as held-to-maturity as we have the intent and ability to hold these investments until maturity. These investments are held at amortized cost, which approximates fair value. The investments that we currently hold vary in maturity date, ranging from two to ten months, and pay interest semi-annually. The following table summarizes the balance of these investments as of December 31, 2011 and June 30, 2011:

(in millions)	December 31, 2011	June 30, 2011
Current portion of held-to-maturity investments (1)	$104.6	$93.2
Long-term portion of held-to-maturity investments (2)	0.0	48.8

Total held-to-maturity investments	$104.6	$142.0

(1)	Included in prepaid expenses and other in our condensed consolidated balance sheets.
(2)	Included in other long-term assets in our condensed consolidated balance sheets.

6. INCOME TAXES

Fluctuations in our effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and the impact of restructuring and employee severance, acquisition-related costs, litigation (recoveries)/charges, net, impairment charges, and other discrete items. The following table summarizes the provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011 (1)	2010 (2)	2011 (1)	2010 (2)(3)
Effective tax rate	37.9%	34.4%	38.1%	32.3%

(1)	During the three and six months ended December 31, 2011, the effective tax rate was impacted by net unfavorable discrete items of $4.8 million and $8.4 million, or 1.1 percentage points and 1.0 percentage point, respectively. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain state tax matters.
(2)	During the three and six months ended December 31, 2010, the effective tax rate was favorably impacted by net discrete items of $16.9 million and $19.6 million, or 5.2 percentage points and 2.6 percentage points, respectively, primarily attributable to the release of reserves due to the settlement of certain state tax matters and the release of a deferred tax valuation allowance related to net operating loss carryforwards.
(3)	During the six months ended December 31, 2010, the effective tax rate was favorably impacted by $28.0 million, or 3.7 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.

The following table summarizes the balance of unrecognized tax benefits and the amount of interest and penalties as of December 31, 2011 and June 30, 2011:

(in millions)	December 31, 2011	June 30, 2011
Unrecognized tax benefits (1) (2)	$732.8	$746.8
Portion that, if recognized, would reduce tax expense and effective tax rate	329.8	332.4
Accrued penalties and interest (3)	267.1	267.2

(1)	The full amount of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service (the “IRS”) or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues (primarily IRS audits for fiscal years 2001 through 2005), reassessment of existing unrecognized tax benefits, or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months may be a net decrease of approximately zero to $335.0 million, exclusive of penalties and interest.
(3)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal 2001 through the current fiscal year.

The IRS is currently conducting audits of fiscal years 2001 through 2010. We have received proposed adjustments from the IRS for fiscal years 2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $849.0 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $591.5 million of the total amount. We disagree with these proposed adjustments, which we are contesting, and we have reserved for the uncertain tax positions related to them.

7. CONTINGENT LIABILITIES AND LITIGATION

Legal Proceedings

We become involved from time-to-time in litigation and regulatory matters incidental to our business, including governmental investigations and enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation. Except as otherwise disclosed in this Form 10-Q, we do not believe that the outcome of any pending litigation will have a material adverse effect on the financial position or results of operations.

On February 3, 2012, the U.S. Drug Enforcement Administration (“DEA”) suspended our Lakeland, Florida distribution center’s license to distribute controlled substances. In the order, the DEA asserted that we have failed to maintain required controls against the diversion of controlled substances. We do not believe that the DEA order is warranted, because we believe we have implemented the required compliance program. On February 3, 2012, we filed a complaint and motion for a temporary restraining order in federal district court to enjoin the suspension of the Lakeland facility’s license. The court granted the temporary restraining order restoring the DEA license on February 3, 2012 and scheduled a hearing on a preliminary injunction for February 13, 2012. If the court subsequently upholds the DEA suspension of the Lakeland facility’s license, the suspension will adversely affect our ability to serve our customers and will result in incremental expenses.

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

Income Taxes

See Note 6 in this Form 10-Q and Note 9 to the consolidated financial statements in our Fiscal 2011 Financial Statements for discussion of contingencies related to our income taxes.

8. FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in our Fiscal 2011 Financial Statements.

In August 2011, we terminated $640.0 million (notional amount) of pay-floating interest rate swaps and received net settlement proceeds of $33.7 million. These swaps were previously designated as fair value hedges. There was no immediate impact to the statements of earnings; however, the fair value adjustment to debt is being amortized over the life of the underlying debt as a reduction to interest expense, net in our condensed consolidated statements of earnings.

In December 2011, we entered into pay-floating interest rate swaps with a total notional amount of $200.0 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in prepaid expenses and other assets in our condensed consolidated balance sheets as of December 31, 2011.

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of December 31, 2011:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$500.0	$0.0	$0.0	$500.0
Forward Contracts (2)	0.0	34.8	0.0	34.8
Other Investments (3)	73.0	0.0	0.0	73.0
Contingent Consideration Obligation (4)	0.0	0.0	(76.9)	(76.9)

Total	$573.0	$34.8	$(76.9)	$530.9

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2011:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,065.6	$0.0	$0.0	$1,065.6
Forward Contracts (2)	0.0	32.1	0.0	32.1
Other Investments (3)	79.7	0.0	0.0	79.7
Contingent Consideration Obligation (4)	0.0	0.0	(75.4)	(75.4)

Total	$1,145.3	$32.1	$(75.4)	$1,102.0

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	The fair value of foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows.
(3)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds primarily invest in the equity securities of companies with large market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
(4)	The contingent consideration obligation was incurred in connection with the acquisition of P4 Healthcare. The fair value of the contingent consideration obligation is determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. At each reporting date, we revalue the contingent consideration obligation to estimated fair value. Changes in the fair value of the contingent consideration obligation may result from changes in the terms of the contingent payments, changes in discount periods and rates, changes in the timing and amount of EBITDA estimates, and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. Actual progress toward achieving the EBITDA targets for the remaining measurement periods may be different than our expectations of performance in future measurement periods. Failure to meet current expectations of progress could increase the probability of not achieving the targets within the measurement periods and result in a material reduction in the fair value of the contingent consideration obligation. See Note 2 for additional information regarding the contingent consideration obligation related to the P4 Healthcare acquisition.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Carrying value at June 30, 2011	$75.4
Net expense reported in earnings (1)	1.5

Carrying value at December 31, 2011	$76.9

(1)	Reflects changes in our estimate of performance in future measurement periods and is included in acquisition-related costs in our condensed consolidated statements of earnings.

10. EARNINGS PER SHARE

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Weighted-average Common Shares–basic	345.0	347.6	344.9	348.2
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	3.8	3.1	4.2	3.1

Weighted-average Common Shares–diluted	348.8	350.7	349.1	351.3

The following table presents the number of potentially dilutive securities that were anti-dilutive for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Anti-dilutive securities	10.1	15.6	10.0	14.9

11. SHAREHOLDERS’ EQUITY

During the three months ended September 30, 2011, we repurchased 6.7 million Common Shares having an aggregate cost of approximately $300.0 million. These repurchases were made pursuant to the $750.0 million share repurchase program approved by our board of directors on November 3, 2010. We funded the repurchases with available cash. The average price paid per common share for all Common Shares repurchased during the three months ended September 30, 2011 was $44.89.

12. COMPREHENSIVE INCOME

The following table is a summary of comprehensive income for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Net earnings	$262.0	$215.4	$498.8	$510.2
Foreign currency translation adjustments	(4.5)	2.5	(19.7)	33.2
Net unrealized loss on derivative instruments, net of tax	(0.4)	(0.3)	(1.9)	(2.6)
Reclassification of unrealized loss upon realization from sale of remaining investment in CareFusion, net of tax (1)	0.0	0.0	0.0	(61.2)

Total comprehensive income	$257.1	$217.6	$477.2	$479.6

(1)	We sold our remaining investment in CareFusion common stock and reclassified the net unrealized gain out of accumulated other comprehensive income during the three months ended September 30, 2010.

13. SEGMENT INFORMATION

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

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Segment revenue:
Pharmaceutical	$24,665.2	$23,167.8	$49,082.9	$45,440.6
Medical	2,416.1	2,208.8	4,796.1	4,378.2

Total segment revenue	27,081.3	25,376.6	53,879.0	49,818.8
Corporate	(3.3)	(4.8)	(9.0)	(9.5)

Total consolidated revenue	$27,078.0	$25,371.8	$53,870.0	$49,809.3

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

In addition, restructuring and employee severance, acquisition-related costs, impairments and loss on sale of assets, litigation (recoveries)/charges, net, and certain investment and other spending are not allocated to the segments. See Notes 2, 3 and 7, respectively, for further discussion of our acquisition-related costs, restructuring and employee severance and litigation (recoveries)/charges, net and Note 1 for a discussion of the reclassification of amortization of acquisition-related intangible assets. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. Investment spending within Corporate was $2.9 million and $2.7 million for the three months ended December 31, 2011 and 2010, respectively, and $9.8 million and $3.4 million for the six months ended December 31, 2011 and 2010, respectively. Spin-Off costs included in SG&A are not allocated to our segments. Spin-Off costs included in SG&A were $0.8 million and $5.1 million for the three months ended December 31, 2011 and 2010, respectively, and $1.3 million and $6.7 million for the six months ended December 31, 2011 and 2010, respectively.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Segment profit:
Pharmaceutical	$394.2	$303.7	$757.5	$609.9
Medical	84.5	103.1	163.5	186.6

Total segment profit	478.7	406.8	921.0	796.5
Corporate	(29.4)	(62.9)	(59.4)	(88.7)

Total consolidated operating earnings	$449.3	$343.9	$861.6	$707.8

14. SHARE-BASED COMPENSATION

Share-Based Compensation Plans

We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. Employee options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the date of grant. All employee stock options granted under the Plans are exercisable at a price equal to the fair market value of the Common Shares underlying the option at the date of grant. Employee restricted shares and restricted share units granted under the Plans generally vest in equal installments over three years. Beginning in fiscal 2012, performance share units were granted under the Plans, which represent shares potentially issuable in the future. Restricted shares, restricted share units and performance share units accrue dividends or cash equivalents that are payable upon vesting of the awards.

The compensation expense recognized for all share-based compensation awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period. We classify share-based compensation within SG&A expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

The following table provides total share-based compensation expense by type of award for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Restricted share and share unit expense	$14.1	$13.6	$27.0	$27.1
Employee stock option expense	6.1	6.9	12.5	14.6
Performance share unit expense	1.6	0.0	2.6	0.0
Stock appreciation right (income)/expense	(0.1)	0.5	(0.6)	0.7

Total share-based compensation (1)	$21.7	$21.0	$41.5	$42.4

(1)	The tax benefit related to share-based compensation expense was $7.9 million and $7.7 million for the three months ended December 31, 2011 and 2010, respectively, and $15.1 million and $15.4 million for the six months ended December 31, 2011 and 2010, respectively.

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

The following table summarizes all stock option transactions under the Plans from June 30, 2011 through December 31, 2011:

(in millions, except per share amounts)	Stock Options	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2011	23.1	$37.02	3.6	$217.0
Granted	2.3	45.63
Exercised	(1.0)	31.18
Canceled and forfeited	(1.6)	47.74

Balance at December 31, 2011	22.8	$37.39	3.9	$132.6

Exercisable at December 31, 2011	16.3	$38.27	2.8	$85.7

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the grant date market price of our Common Shares.

The following table summarizes all transactions related to restricted shares and restricted share units under the Plans from June 30, 2011 through December 31, 2011:

(in millions, except per share amounts)	Restricted Share and Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2011	3.6	$31.31
Granted	1.6	41.68
Vested	(1.6)	32.47
Canceled and forfeited	(0.1)	34.54

Nonvested at December 31, 2011	3.5	$35.37

Performance Share Units

Performance share units vest based on the achievement of target compound annual non-GAAP EPS growth rate and dividend yield, and generally vest over two-year and three-year performance periods. Based on the extent to which the targets are achieved, vested shares may range from 0 percent to 200 percent of the target award amount. The fair value of performance share units is determined by the grant date market price of our Common Shares. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate of the number of shares that will ultimately be issued.

The following table summarizes information related to performance share units under the Plans based on target award amounts from June 30, 2011 through December 31, 2011:

(in millions, except per share amounts)	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2011	0.0	$0.00
Granted	0.4	42.65
Vested	0.0	0.00
Canceled and forfeited	0.0	0.00

Nonvested at December 31, 2011 (1)	0.4	$42.65

(1)	The outstanding nonvested performance share units as of December 31, 2011, at the maximum award level was 0.8 million.

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

The following table summarizes the share-based compensation awards outstanding as of December 31, 2011:

	Stock Options
(in millions)	Our Awards	CareFusion Awards
Held by our employees and former employees	21.6	5.1
Held by CareFusion employees	1.2

Total	22.8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011 and for the condensed consolidated statements of earnings for the three and six months ended December 31, 2011 and 2010. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2011 Financial Statements.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Form 10-K”). Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, surgery centers, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We report our financial results in two segments: Pharmaceutical and Medical.

Revenue for the three and six months ended December 31, 2011 was $27.1 billion and $53.9 billion, up 7 percent and 8 percent, respectively, from the prior year periods, due to the contribution from acquisitions ($1.0 billion and $2.4 billion, respectively) and growth from existing customers ($526 million and $1.5 billion, respectively). Operating earnings increased 31 percent to $449 million and 22 percent to $862 million for the three and six months ended December 31, 2011, respectively. The increase in operating earnings was primarily attributable to the strong performance of generic programs, increased margin under manufacturer agreements and acquisitions in our Pharmaceutical segment. Earnings from continuing operations were up 23 percent for the three months ended December 31, 2011 due to the factors discussed above. Earnings from continuing operations for the six months ended December 31, 2011 were also positively impacted by the factors discussed above, but were down 2 percent due to the $75 million gain on the sale of our investment in CareFusion during the three months ended September 30, 2011.

Our cash and equivalents balance was $1.8 billion as of December 31, 2011, compared to $1.9 billion as of June 30, 2011. The decrease was primarily attributable to share repurchases of $300 million, cash dividends of $152 million and capital expenditures of $101 million, offset by net cash provided by operating activities of $390 million.

Acquisitions

We did not complete any acquisitions that were significant, individually or in the aggregate, during the six months ended December 31, 2011. In November and December 2010, we acquired Cardinal Health China (formerly known as Yong Yu) and Kinray, respectively. Acquisitions increased revenues by $1.0 billion and $2.4 billion, and operating earnings by $41 million and $75 million, for the three and six months ended December 31, 2011, respectively.

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

On July 22, 2009, we entered into a separation agreement with CareFusion to effect the Spin-Off and provide a framework for our relationship with CareFusion after the Spin-Off. In addition, on August 31, 2009, we entered into a transition services agreement, a tax matters agreement and an accounts receivable factoring agreement with CareFusion, among other agreements. The accounts receivable factoring arrangement expired on April 1, 2011.

Under the transition services agreement, we recognized $1 million and $35 million in transition service fee income during the six months ended December 31, 2011 and 2010, respectively. We recognized $16 million in transition service fee income during the three months ended December 31, 2010. Substantially all of the transition service arrangements expired in fiscal 2011 and early fiscal 2012.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $249 million and $264 million at December 31, 2011 and June 30, 2011, respectively, and is included in other long-term assets in our condensed consolidated balance sheets.

Results of Operations

Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
Pharmaceutical	6%	$24,665.2	$23,167.8	8%	$49,082.9	$45,440.6
Medical	9%	2,416.1	2,208.8	10%	4,796.1	4,378.2

Total segment revenue	7%	27,081.3	25,376.6	8%	53,879.0	49,818.8
Corporate	N.M.	(3.3)	(4.8)	N.M.	(9.0)	(9.5)

Consolidated revenue	7%	$27,078.0	$25,371.8	8%	$53,870.0	$49,809.3

Pharmaceutical segment

Revenue for the three and six months ended December 31, 2011 compared to the prior year periods was positively impacted by acquisitions ($1.0 billion and $2.3 billion, respectively) and increased sales to existing customers ($422 million and $1.3 billion, respectively). Revenue from non-bulk sales increased 16 percent due to the above factors for the six months ended December 31, 2011.

Medical segment

Revenue for the three and six months ended December 31, 2011 compared to the prior year periods was positively impacted by increased volume from existing customers ($104 million and $204 million, respectively) and the effect of the transition during the fourth quarter of fiscal 2011 of our relationship with CareFusion from a fee-for-service arrangement to a traditional distribution model ($44 million and $88 million, respectively). This transition had minimal impact on Medical segment profit.

Cost of Products Sold

Consistent with the increases in revenue, during the three and six months ended December 31, 2011, cost of products sold increased $1.6 billion (7 percent) and $3.8 billion (8 percent), respectively, compared to the prior year periods. See the gross margin discussion below for additional drivers impacting cost of sales.

Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
Gross margin	12%	$1,113.9	$994.2	12%	$2,198.3	$1,956.4

Pharmaceutical segment

Gross margin increased $123 million and $232 million for the three and six months ended December 31, 2011, respectively, compared to the prior year period primarily as a result of the factors listed below.

•	Strong performance in our generic pharmaceutical programs increased gross margin by $82 million and $114 million, respectively.

•	Acquisitions positively impacted gross margin by $58 million and $122 million, respectively.

•

Increased margin under branded and generic manufacturer agreements (exclusive of related volume impact) had a positive impact on gross margin of $43 million for the three months ended December 31, 2011. We benefited from price appreciation on a few specific generic pharmaceutical products.

•

Favorable resolution of certain manufacturer-related disputes arising from third-party product returns had a $17 million positive impact on gross margin during the three months ended September 30, 2011.

•

Customer pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin by $50 million and $85 million, respectively. The adverse impact of these customer pricing changes was partially offset by product mix, sourcing programs and other sources of margin.

Medical segment

Gross margin increased $12 million for the six months ended December 31, 2011, primarily as a result of the factors listed below. There was no meaningful change in gross margin for the three months ended December 31, 2011.

•	Favorable product sales mix and increased sales volume resulted in a $32 million and $66 million favorable impact to gross margin, for the three and six months ended December 31, 2011, respectively.

•

Increased cost of oil-based resins, cotton, latex, and other commodities used in our self-manufactured and private brand products decreased gross margin by $23 million and $41 million, for the three and six months ended December 31, 2011, respectively.

•	The previously-disclosed Presource® procedure kit import matter decreased gross margin by $13 million during the six months ended December 31, 2011.

Distribution, Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
SG&A	5%	$639.8	$606.7	8%	$1,282.8	$1,188.3

Increased SG&A during the three and six months ended December 31, 2011 was primarily due to the impact of acquisitions ($21 million and $55 million, respectively). SG&A included $1 million of costs related to the Spin-Off for the three and six months ended December 31, 2011, and $5 million and $7 million of costs related to the Spin-Off for the three and six months ended December 31, 2010, respectively.

Segment Profit and Consolidated Operating Earnings

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
Pharmaceutical	30%	$394.2	$303.7	24%	$757.5	$609.9
Medical	(18)%	84.5	103.1	(12)%	163.5	186.6

Total Segment Profit	18%	478.7	406.8	16%	921.0	796.5
Corporate	N.M.	(29.4)	(62.9)	N.M.	(59.4)	(88.7)

Consolidated Operating Earnings	31%	$449.3	$343.9	22%	$861.6	$707.8

Segment Profit

Pharmaceutical segment profit

The principal drivers for the increase during the three and six months ended December 31, 2011 were strong performance in our generic pharmaceutical programs, increased margin under manufacturer agreements and the positive impact of acquisitions. These items were offset by the unfavorable impact of customer pricing changes. See the discussion of gross margin above for further information on these drivers.

Medical segment profit

The principal drivers for the decrease during the three and six months ended December 31, 2011 were the increased cost of commodities used in our self-manufactured products, the impact associated with the Presource® procedure kit import matter, and an increase in SG&A expenditures including the impact of business system investments. For both periods, these items were partially offset by the favorable impact on gross margin from product sales mix and increased net sales volume. See the discussion above for further information on these drivers.

Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A discussed above, operating earnings were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Restructuring and employee severance	$1.7	$2.6	$5.1	$4.4
Acquisition-related costs	21.9	33.2	49.4	44.8
Impairments and loss on sale of assets	1.1	1.7	2.4	3.6
Litigation (recoveries)/charges, net	0.1	6.1	(3.0)	7.5

Acquisition-related costs

Acquisition-related costs, primarily incurred in conjunction with the acquisitions of Kinray, Cardinal Health China and P4 Healthcare, decreased $11 million for the three months ended December 31, 2011 and increased $5 million for the six months ended December 31, 2011. Amortization of acquisition-related intangible assets was $19 million and $38 million for the three and six months ended December 31, 2011, respectively, and $15 million and $26 million for the three and six months ended December 31, 2010, respectively.

Earnings Before Income Taxes and Discontinued Operations

In addition to items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions, except growth rates)	Change	2011	2010	Change	2011	2010
Other (income)/expense, net	N.M.	$0.8	$(5.8)	N.M.	$4.7	$(13.2)
Interest expense, net	4%	22.9	21.9	6%	46.3	43.9
Gain on sale of investment in CareFusion	N.M.	0.0	0.0	N.M.	0.0	(74.8)

Gain on sale of investment in CareFusion common stock

We recognized $75 million of income from the sale of our remaining investment in CareFusion common stock during the three months ended September 30, 2010.

Provision for Income Taxes

The following table summarizes our provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011 (1)	2010 (2)	2011 (1)	2010 (2)(3)
Effective tax rate	37.9%	34.4%	38.1%	32.3%

(1)	During the three and six months ended December 31, 2011, the effective tax rate was impacted by net unfavorable discrete items of $5 million and $8 million, or 1.1 percentage points and 1.0 percentage point, respectively. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain state tax matters.
(2)	During the three and six months ended December 31, 2010, the effective tax rate was favorably impacted by net discrete items of $17 million and $20 million, or 5.2 percentage points and 2.6 percentage points, respectively, primarily attributable to the release of reserves due to the settlement of certain state tax matters and the release of a deferred tax valuation allowance related to net operating loss carryforwards.
(3)	During the six months ended December 31, 2010, the effective tax rate was favorably impacted by $28 million, or 3.7 percentage points, attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.

Ongoing Audits

The IRS is currently conducting audits of fiscal years 2001 through 2010. We have received proposed adjustments from the IRS for fiscal years 2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $849 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $592 million of the total amount. We disagree with these proposed adjustments, which we are contesting, and we have reserved for the uncertain tax positions related to them.

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

Capital Resources

Cash and Equivalents

Our cash and equivalents balance was $1.8 billion as of December 31, 2011, compared to $1.9 billion as of June 30, 2011. At December 31, 2011, our cash and cash equivalents were held in cash depository accounts with major banks around the world or invested in high quality, short-term liquid investments. The decrease in cash and equivalents was primarily attributable to share repurchases of $300 million, cash dividends of $152 million and capital expenditures of $101 million, offset by net cash provided by operating activities of $390 million.

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.

	December 31,
	2011	2010
Days sales outstanding	19.6	19.7
Days inventory on hand	27.0	27.0
Days payable outstanding	37.9	38.3

Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable, and payments to vendors in the regular course of business.

The cash and equivalents balance at December 31, 2011 included $291 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.

Credit Facilities and Commercial Paper

Our sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. We also have a commercial paper program with capacity of $1.5 billion, backed by the revolving credit facility. We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at December 31, 2011. Our ability to access the commercial paper market is limited based on our current short-term credit ratings and market conditions.

Our revolving credit facility and receivables sales facility program require us to maintain a consolidated interest coverage ratio as of any fiscal quarter end of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of December 31, 2011, we were in compliance with these financial covenants.

Held-to-Maturity Investments

We hold high quality investment grade held-to-maturity fixed income corporate debt securities with an amortized cost basis of $105 million and $142 million as of December 31, 2011 and June 30, 2011, respectively. The investments that we currently hold vary in maturity date, ranging from two to ten months, and pay interest semi-annually.

Capital Expenditures

Capital expenditures during the six months ended December 31, 2011 and 2010 of $101 million and $123 million, respectively, primarily related to information technology projects.

Dividends

On November 2, 2011, our board of directors approved the quarterly dividend of $0.215 per share, or $0.86 per share on an annualized basis, which was paid on January 15, 2012 to shareholders of record on January 1, 2012.

Share Repurchases

During the three months ended September 30, 2011, we repurchased approximately $300 million of our Common Shares. We funded the repurchases through available cash. We have $450 million remaining under our current Board repurchase authorization through November 2013.

Proposed Acquisition

In November 2011, our wholly owned subsidiary Cardinal Health Canada Inc. made a cash take-over bid to acquire all of the outstanding shares of Futuremed Healthcare Products Corporation (“Futuremed”) for total consideration of approximately $165 million (which includes $40 million of Futuremed’s debt). The bid is subject to a minimum of 66 2/3 percent of the outstanding common shares of Futuremed being deposited to the transaction, receipt of certain regulatory approvals and satisfaction of other customary conditions.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2011 and through December 31, 2011.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no material changes in the quantitative and qualitative market risks since the end of our 2011 fiscal year.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of New Software Systems

The Medical segment is working on a medical business transformation project, which includes a new information system for certain supply chain processes. We implemented a pilot portion of this project during the quarter ended December 31, 2011 but the pilot did not materially affect our internal control over financial reporting. The Medical segment plans to transition selected processes to the new system throughout fiscal 2012 and 2013, and this transition is expected to affect internal control over financial reporting. If this system is not effectively implemented or fails to operate as intended, it could adversely affect the effectiveness of our internal control over financial reporting.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended September 30, 2008, on October 2, 2008, we entered into settlement agreements with the U.S. Drug Enforcement Administration (“DEA”) and seven U.S. Attorneys’ Offices that resulted in reinstatement of the licenses to distribute controlled substances held by our Auburn, Washington, Lakeland, Florida, and Swedesboro, New Jersey distribution centers. The DEA had previously suspended these licenses. Under the terms of the agreement with the DEA, we agreed, among other things, to maintain a compliance program designed to detect and prevent diversion of controlled substances.

On February 3, 2012, the DEA issued an order to show cause and immediate suspension of registration pertaining to our Lakeland, Florida distribution center’s license to distribute controlled substances. In the order, the DEA asserted that we have failed to maintain effective controls against the diversion of controlled substances into other than legitimate medical, scientific and industrial channels in violation of the law and that we have violated the 2008 agreement with the DEA. We do not believe that the DEA order is warranted, because we believe we have implemented a compliance program designed to detect and prevent diversion of controlled substances as required by applicable law and the agreement with the DEA. On February 3, 2012, we filed a complaint and motion for a temporary restraining order in the U.S. District Court for the District of Columbia to enjoin the suspension of the Lakeland facility’s license. The court granted the temporary restraining order restoring the DEA license on February 3, 2012 and scheduled a hearing on a preliminary injunction for February 13, 2012. If the court subsequently upholds the DEA suspension of the Lakeland facility’s license, the suspension will adversely affect our ability to serve our customers and will result in incremental expenses.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made of our Common Shares during the three months ended December 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2011	1,511	$41.86	—	$450,000,000
November 1-30, 2011	77	43.04	—	450,000,000
December 1-31, 2011	883	40.93	—	450,000,000

Total	2,471	$41.57	—	$450,000,000

(1)	Includes 99, 77 and 184 Common Shares purchased in October, November and December 2011, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 1,412 and 699 restricted shares surrendered in October and December 2011, respectively, by employees upon vesting to meet tax withholding.
(2)	On November 3, 2010, our Board approved a $750 million share repurchase program which expires November 30, 2013. During the three months ended December 31, 2011, we did not repurchase any of our Common Shares under this program.

Item 6:	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)

10.1	Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)

10.2	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)

10.3	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)

10.4	Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)

10.5	Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

10.6	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CARDINAL HEALTH, INC.

Date: February 7, 2012	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer