Form 10-Q
period 2012-03-31
CARDINAL HEALTH INC
filed 2012-05-08
CIK 721371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of Registrant’s Common Shares outstanding at the close of business on April 30, 2012 was as follows:

Common Shares, without par value: 346,075,855

CARDINAL HEALTH, INC. AND SUBSIDIARIES

Index *

*	Items not listed are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In millions, except per Common Share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue	$26,917.5	$26,071.4	$80,787.5	$75,880.7
Cost of products sold	25,710.8	24,909.2	77,382.5	72,762.0

Gross margin	1,206.7	1,162.2	3,405.0	3,118.7
Operating expenses:
Distribution, selling, general and administrative expense	682.7	669.5	1,965.6	1,857.7
Restructuring and employee severance	7.1	6.2	12.2	10.6
Acquisition-related costs	(26.6)	30.3	22.8	75.2
Impairments and loss on disposal of assets	17.1	4.6	19.4	8.2
Litigation (recoveries)/charges, net	(0.2)	4.3	(3.2)	11.9

Operating earnings	526.6	447.3	1,388.2	1,155.1
Other income, net	(7.7)	(6.2)	(3.0)	(19.4)
Interest expense, net	23.9	25.1	70.2	69.0
(Gain)/loss on sale of investment in CareFusion	0.0	3.3	0.0	(71.5)

Earnings before income taxes and discontinued operations	510.4	425.1	1,321.0	1,177.0
Provision for income taxes	177.9	175.6	487.1	418.2

Earnings from continuing operations	332.5	249.5	833.9	758.8
Earnings/(loss) from discontinued operations, net of tax	0.9	(3.5)	(1.7)	(2.5)

Net earnings	$333.4	$246.0	$832.2	$756.3

Basic earnings/(loss) per Common Share:
Continuing operations	$0.96	$0.72	$2.42	$2.18
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)

Net basic earnings per Common Share	$0.96	$0.71	$2.41	$2.17

Diluted earnings/(loss) per Common Share:
Continuing operations	$0.95	$0.71	$2.39	$2.16
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)

Net diluted earnings per Common Share	$0.95	$0.70	$2.38	$2.15

Weighted average number of Common Shares outstanding:
Basic	345.3	348.5	345.0	348.3
Diluted	349.5	352.9	349.2	351.8
Cash dividends declared per Common Share	$0.215	$0.195	$0.645	$0.585

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,410.4	$1,929.3
Trade receivables, net	6,495.4	6,155.7
Inventories	8,220.1	7,334.2
Prepaid expenses and other	944.3	896.7

Total current assets	18,070.2	16,315.9

Property and equipment, at cost	3,449.5	3,274.2
Accumulated depreciation and amortization	(1,932.1)	(1,762.0)

Property and equipment, net	1,517.4	1,512.2
Other assets:
Goodwill and other intangibles, net	4,370.8	4,259.0
Other	683.7	758.8

Total assets	$24,642.1	$22,845.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,572.5	$11,331.5
Current portion of long-term obligations and other short-term borrowings	345.5	326.7
Other accrued liabilities	1,928.1	1,711.3

Total current liabilities	14,846.1	13,369.5

Long-term obligations, less current portion	2,207.9	2,175.3
Deferred income taxes and other liabilities	1,348.0	1,452.5
Shareholders’ equity:
Preferred Shares, without par value:
Authorized—0.5 million shares, Issued—none	0.0	0.0
Common Shares, without par value:
Authorized—755.0 million shares, Issued—363.6 million shares at March 31, 2012 and June 30, 2011	2,921.5	2,898.2
Retained earnings	3,938.8	3,331.4
Common Shares in treasury, at cost: 17.6 million shares and 12.5 million shares at March 31, 2012 and June 30, 2011, respectively	(691.9)	(457.7)
Accumulated other comprehensive income	71.7	76.7

Total shareholders’ equity	6,240.1	5,848.6

Total liabilities and shareholders’ equity	$24,642.1	$22,845.9

See notes to condensed consolidated financial statements.

CARDINAL HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$832.2	$756.3
Loss from discontinued operations	1.7	2.5

Earnings from continuing operations	833.9	758.8
Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	239.3	239.2
Gain on sale of investment in CareFusion	0.0	(71.5)
Impairments and loss on disposal of assets	19.4	8.2
Share-based compensation	63.1	60.4
Provision for bad debts	6.7	22.2
Change in fair value of contingent consideration obligation	(53.2)	(0.4)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(310.5)	(578.9)
Increase in inventories	(869.9)	(1,048.1)
Increase in accounts payable	1,212.2	1,986.4
Other accrued liabilities and operating items, net	141.9	(101.0)

Net cash provided by operating activities—continuing operations	1,282.9	1,275.3
Net cash used in operating activities—discontinued operations	0.0	(0.5)

Net cash provided by operating activities	1,282.9	1,274.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired	(142.6)	(2,295.0)
Purchase of held-to-maturity securities and other investments	(10.5)	(155.6)
Additions to property and equipment	(159.0)	(183.1)
Proceeds from sale of investment in CareFusion	0.0	705.9
Proceeds from maturities of held-to-maturity securities	46.0	0.0

Net cash used in investing activities	(266.1)	(1,927.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	8.2	41.5
Reduction of long-term obligations	(44.5)	(228.1)
Proceeds from long-term obligations, net of issuance costs	0.0	494.5
Proceeds from issuance of Common Shares	22.9	36.0
Tax proceeds/(disbursements) from exercises of stock options	3.6	(8.7)
Dividends on Common Shares	(225.9)	(205.9)
Purchase of treasury shares	(300.0)	(269.8)

Net cash used in financing activities	(535.7)	(140.5)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	481.1	(793.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,929.3	2,755.3

CASH AND EQUIVALENTS AT END OF PERIOD	$2,410.4	$1,961.8

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

These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated by our Form 8-K/A filed on November 4, 2011 (the “Fiscal 2011 Financial Statements”). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.

Reclassification. As announced on August 4, 2011, we have changed our definition of segment profit to exclude the amortization of acquisition-related intangible assets and have revised the prior period segment profit disclosures accordingly. These costs also have been reclassified from distribution, selling, general and administrative expenses to acquisition-related costs on the condensed consolidated statements of earnings. All comparative prior period information has been reclassified and there was no impact to operating earnings or net earnings. See Notes 2 and 4 for further information regarding acquisition-related costs and Note 13 for further information regarding segment profit.

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

Under the transition services agreement, we recognized $1.9 million and $49.9 million in transition service fee income during the nine months ended March 31, 2012 and 2011, respectively. We recognized $0.5 million and $15.0 million in transition service fee income during the three months ended March 31, 2012 and 2011, respectively. Substantially all of the transition service arrangements expired in fiscal 2011 and early fiscal 2012.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $258.3 million and $263.9 million at March 31, 2012 and June 30, 2011, respectively, and is included in other long-term assets in our condensed consolidated balance sheets.

Recent Financial Accounting Standards. In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance regarding the disclosure of fair value measurements. This guidance improves the transparency of disclosures regarding the use of fair value measurements in financial statements. We adopted this guidance in fiscal 2010, except for certain disclosure requirements regarding gross changes in Level 3 measurements, which were effective for fiscal years beginning after December 15, 2010. We adopted this guidance in the first quarter of fiscal 2012. The adoption of this guidance did not impact our financial position or results of operations.

In May 2011, the FASB issued amended accounting guidance related to the accounting and disclosure requirements of fair value measurements. This guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements of Level 3 inputs. We adopted this guidance during the third quarter of fiscal 2012 and have included the required disclosures in Note 9 of this Form 10-Q. The adoption of this guidance did not impact our financial position or results of operations.

In June 2011, the FASB issued amended accounting guidance related to the presentation of comprehensive income. This guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this guidance will be effective for us and applied retrospectively beginning in the first quarter of fiscal 2013. The adoption of this guidance will not impact our financial position or results of operations.

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

In December 2011, the FASB issued amended accounting guidance related to the disclosures about financial instruments and related arrangements that have been offset in the statements of financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance will be effective for us and applied retrospectively in the first quarter of fiscal 2014. The adoption of this guidance will not impact our financial position or results of operations.

2. ACQUISITIONS

We completed several acquisitions since July 1, 2010, including the fiscal 2011 acquisitions described below. The pro forma results of operations and the results of operations for acquisitions since the acquisition date have not been separately disclosed because the effects were not significant enough to the consolidated financial statements, individually or in the aggregate. See Note 2 to the consolidated financial statements in our Fiscal 2011 Financial Statements for a summary of the fair values of the assets acquired and liabilities assumed as of the acquisition dates for the acquisitions completed in fiscal 2011.

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

In accordance with the acquisition agreement, as amended on July 13, 2011, the former owners of P4 Healthcare have the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The contingent consideration is to be earned over four measurement periods, which end in fiscal 2014, and each measurement period has specific targets and payout amounts. The contingent consideration payout is limited to $100.0 million. After completion of the first measurement period, in fiscal 2011, we paid $10.2 million in accordance with the agreement. As a result of changes in our estimate of performance in future periods due in large part to the loss of revenue from a significant customer of the P4 Healthcare legacy business that began during the three months ended March 31, 2012, we revised the timing and amount of EBITDA estimates and made changes in probability assumptions with respect to the likelihood of achieving the EBITDA targets, which resulted in a $54.7 million decrease in the fair value of the total contingent consideration obligation. See Note 9 for an explanation of the fair value measurement for the contingent consideration obligation.

Acquisition-Related Costs

We classify costs incurred in connection with acquisitions as acquisition-related costs in our condensed consolidated statements of earnings. These costs consist primarily of transaction costs, integration costs, changes in the fair value of contingent consideration obligations and amortization of acquisition-related intangible assets. Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations. We record changes in the fair value of contingent payments relating to acquisitions as income or expense in acquisition-related costs. See Note 4 for additional information regarding amortization of acquisition-related intangible assets and Note 9 for additional information regarding changes in the fair value of contingent consideration obligations.

3. RESTRUCTURING AND EMPLOYEE SEVERANCE

We consider restructuring activities to be programs whereby we fundamentally change our operations such as closing and consolidating certain manufacturing and distribution facilities, moving manufacturing of a product to another location, outsourcing the production of a product, employee severance (including rationalizing headcount or other significant changes in personnel) and realigning operations (including substantial realignment of the management structure of a business unit in response to changing market conditions).

The following table summarizes our restructuring and employee severance costs during the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Employee related costs (1)	$6.9	$4.3	$10.9	$5.1
Facility exit and other costs (2)	0.2	1.9	1.3	5.5

Total restructuring and employee severance (3)	$7.1	$6.2	$12.2	$10.6

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.
(3)	We incurred restructuring expenses related to the Spin-Off of $0.4 million and $5.1 million for the nine months ended March 31, 2012 and 2011, respectively, and $3.1 million for the three months ended March 31, 2011.

The following table summarizes activities related to liabilities associated with our restructuring and employee severance activities during the nine months ended March 31, 2012:

(in millions)	Employee Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2011	$6.0	$4.6	$10.6
Additions	10.1	0.1	10.2
Payments and other adjustments	(8.2)	(1.7)	(9.9)

Balance at March 31, 2012	$7.9	$3.0	$10.9

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill, in total and by segment, for the nine months ended March 31, 2012:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2011	$2,852.7	$992.9	$3,845.6
Goodwill acquired, net of purchase price adjustments	25.0	89.3	114.3
Foreign currency translation adjustments and other	6.9	(0.5)	6.4

Balance at March 31, 2012	$2,884.6	$1,081.7	$3,966.3

Other Intangible Assets

Intangible assets with definite lives are amortized over their useful lives, which range from two to twenty years. The detail of other intangible assets by class as of March 31, 2012 and June 30, 2011 is as follows:

	March 31, 2012			June 30, 2011
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite life intangibles:
Trademarks	$11.0	$0.0	$11.0	$26.5	$0.0	$26.5

Total indefinite life intangibles	11.0	0.0	11.0	26.5	0.0	26.5
Definite life intangibles:
Trademarks and patents	44.6	33.2	11.4	43.4	25.2	18.2
Non-compete agreements	15.4	7.3	8.1	14.0	5.4	8.6
Customer relationships	455.0	130.9	324.1	392.7	89.2	303.5
Other	86.4	36.5	49.9	86.5	29.9	56.6

Total definite life intangibles	601.4	207.9	393.5	536.6	149.7	386.9

Total intangibles	$612.4	$207.9	$404.5	$563.1	$149.7	$413.4

During the three months ended March 31, 2012, we recorded a charge of $16.0 million to write off an indefinite life intangible asset related to the P4 Healthcare trade name. We have rebranded P4 Healthcare under the Cardinal Health Specialty Solutions name. This charge is included in impairments and loss on disposal of assets in our condensed consolidated statements of earnings.

The following table summarizes amortization of intangible assets for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Amortization of acquisition-related intangible assets	$20.4	$27.9	$57.9	$53.4
Amortization of other intangible assets	0.1	0.2	0.2	0.5

Total amortization of intangible assets	$20.5	$28.1	$58.1	$53.9

Amortization of intangible assets for the remainder of fiscal 2012 and the next four fiscal years is estimated to be:

(in millions)	2012	2013	2014	2015	2016
Amortization of intangible assets	$20.1	$73.4	$64.4	$48.3	$40.7

5. HELD-TO-MATURITY INVESTMENTS

We have investments in fixed income corporate debt securities, which are classified as held-to-maturity as we have the intent and ability to hold these investments until maturity. These investments are held at amortized cost, which approximates fair value. The investments that we currently hold vary in maturity date, ranging from one to seven months, and pay interest semi-annually. The following table summarizes the balance of these investments as of March 31, 2012 and June 30, 2011:

(in millions)	March 31, 2012	June 30, 2011
Current portion of held-to-maturity investments (1)	$92.8	$93.2
Long-term portion of held-to-maturity investments (2)	0.0	48.8

Total held-to-maturity investments	$92.8	$142.0

(1)	Included in prepaid expenses and other in our condensed consolidated balance sheets.
(2)	Included in other long-term assets in our condensed consolidated balance sheets.

6. INCOME TAXES

Fluctuations in our effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and the impact of restructuring and employee severance, acquisition-related costs, litigation (recoveries)/charges, net, impairment charges, and other discrete items. The following table summarizes the provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012 (1)	2011 (2)	2012 (3)	2011 (4)
Effective tax rate	34.9%	41.3%	36.9%	35.5%

(1)	During the three months ended March 31, 2012, the effective tax rate was impacted by net favorable discrete items of $3.6 million, or 0.7 percentage points. This included the favorable impact of settlement of federal, foreign and state tax controversies ($36.3 million), a favorable impact from the related reduction for interest on unrepatriated foreign earnings ($8.5 million), and a net unfavorable impact of remeasuring some current and prior years unrecognized tax benefits primarily as a result of ongoing negotiations with tax authorities ($43.8 million).
(2)	During the three months ended March 31, 2011, the effective tax rate was unfavorably impacted by net discrete items of $16.5 million, or 3.9 percentage points, primarily attributable to changes in state tax rules and deferred tax rate changes in certain foreign and state jurisdictions.
(3)	During the nine months ended March 31, 2012, the effective tax rate was impacted by net unfavorable discrete items of $4.8 million, or 0.4 percentage points. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain federal, state, and foreign tax matters.
(4)	During the nine months ended March 31, 2011, the effective tax rate was favorably impacted by net discrete items of $26.8 million, or 2.3 percentage points, primarily attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.

The following table summarizes the balance of unrecognized tax benefits and the amount of interest and penalties as of March 31, 2012 and June 30, 2011:

(in millions)	March 31, 2012	June 30, 2011
Unrecognized tax benefits (1) (2)	$671.9	$746.8
Portion that, if recognized, would reduce tax expense and effective tax rate	334.0	332.4
Accrued penalties and interest (3)	203.6	267.2

(1)	The full amount of unrecognized tax benefits is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
(2)	It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service (“IRS”) or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues (primarily IRS audits for fiscal 2003 through 2005), reassessment of existing unrecognized tax benefits, or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months may be a net decrease of approximately zero to $290.0 million, exclusive of penalties and interest.
(3)	Balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal 2003 through the current fiscal year.

During the three months ended March 31, 2012, the IRS closed audits of fiscal 2001 and 2002 and is currently conducting audits of fiscal 2003 through 2010. We have received proposed adjustments from the IRS for fiscal 2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $849.0 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $591.5 million of the total amount. We disagree with these proposed adjustments, which we are contesting, and we have accounted for the unrecognized tax benefits related to them.

7. CONTINGENT LIABILITIES AND LITIGATION

Legal Proceedings

We become involved from time-to-time in litigation and regulatory matters incidental to our business, including governmental investigations and enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation. We do not believe that the outcome of any pending litigation will have a material adverse effect on our financial position or results of operations.

Occasionally, we may suspect that products we manufacture, market or distribute do not meet product specifications, published standards or regulatory requirements. In such circumstances, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, and action by regulators.

We accrue for contingencies related to litigation and regulatory matters. We accrue an estimated loss contingency in our condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates.

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

In December 2011 and March 2012, we entered into pay-floating interest rate swaps with total notional amounts of $200.0 million and $100.0 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in prepaid expenses and other assets in our condensed consolidated balance sheets as of March 31, 2012.

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

Level 1	–	Observable prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of March 31, 2012:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,293.4	$0.0	$0.0	$1,293.4
Forward Contracts (2)	0.0	36.2	0.0	36.2
Other Investments (3)	75.1	0.0	0.0	75.1
Contingent Consideration Obligation (4)	0.0	0.0	(22.2)	(22.2)

Total	$1,368.5	$36.2	$(22.2)	$1,382.5

The following table presents the fair values for those assets and (liabilities) measured on a recurring basis as of June 30, 2011:

	Fair Value Measurements
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,065.6	$0.0	$0.0	$1,065.6
Forward Contracts (2)	0.0	32.1	0.0	32.1
Other Investments (3)	79.7	0.0	0.0	79.7
Contingent Consideration Obligation (4)	0.0	0.0	(75.4)	(75.4)

Total	$1,145.3	$32.1	$(75.4)	$1,102.0

(1)	Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
(2)	The fair value of foreign currency contracts, commodity contracts and interest rate swaps is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows.
(3)	The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds primarily invest in the equity securities of companies with large market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
(4)	The contingent consideration obligation was incurred in connection with the acquisition of P4 Healthcare. See Note 2 for additional information regarding the contingent consideration obligation related to the P4 Healthcare acquisition. The fair value of the contingent consideration obligation is determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. At each reporting date, we revalue the contingent consideration obligation to estimated fair value. Changes in the fair value of the contingent consideration obligation may result from changes in the terms of the contingent payments, changes in discount periods and rates, changes in the timing and amount of EBITDA estimates, and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. Actual progress toward achieving the EBITDA targets for the remaining measurement periods may be different than our expectations of performance in future measurement periods. Failure to meet current expectations of progress could increase the probability of not achieving the targets within the measurement periods and result in a reduction in the fair value of the contingent consideration obligation. As a result of changes in our estimate of performance in future periods due in large part to the loss of revenue from a significant customer of the P4 Healthcare legacy business that began during the three months ended March 31, 2012, we revised the timing and amount of EBITDA estimates and made changes in probability assumptions with respect to the likelihood of achieving the EBITDA targets, which resulted in a $54.7 million decrease in the fair value of the total contingent consideration obligation.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Carrying value at June 30, 2011	$75.4
Income, net (1)	(53.2)

Carrying value at March 31, 2012	$22.2

(1)	Reflects changes in our estimate of performance in future measurement periods offset by implied interest for the period. Amount is included in acquisition-related costs in our condensed consolidated statements of earnings.

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

The following table reconciles the number of Common Shares used to compute Basic EPS and Diluted EPS for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Weighted-average Common Shares–basic	345.3	348.5	345.0	348.3
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	4.2	4.4	4.2	3.5

Weighted-average Common Shares–diluted	349.5	352.9	349.2	351.8

The following table presents the number of potentially dilutive securities that were anti-dilutive for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Anti-dilutive securities	9.3	10.6	9.8	11.8

11. SHAREHOLDERS’ EQUITY

During the three months ended September 30, 2011, we repurchased 6.7 million Common Shares having an aggregate cost of approximately $300.0 million. These repurchases were made pursuant to the $750.0 million share repurchase program approved by our board of directors on November 3, 2010. We funded the repurchases with available cash. The average price paid per common share for all Common Shares repurchased during the three months ended September 30, 2011 was $44.89. No other repurchases were made during the nine months ended March 31, 2012.

12. COMPREHENSIVE INCOME

The following table is a summary of comprehensive income for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Net earnings	$333.4	$246.0	$832.2	$756.3
Foreign currency translation adjustments	14.9	28.4	(4.8)	61.6
Net unrealized gain/(loss) on derivative instruments, net of tax	1.7	(0.7)	(0.2)	(3.3)
Reclassification of unrealized loss upon realization from sale of remaining investment in CareFusion, net of tax (1)	0.0	0.0	0.0	(61.2)

Total comprehensive income	$350.0	$273.7	$827.2	$753.4

(1)	We sold our remaining investment in CareFusion common stock and reclassified the net unrealized gain out of accumulated other comprehensive income during the three months ended September 30, 2010.

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

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Segment revenue:
Pharmaceutical	$24,508.0	$23,845.3	$73,590.9	$69,285.8
Medical	2,414.2	2,231.4	7,210.3	6,609.6

Total segment revenue	26,922.2	26,076.7	80,801.2	75,895.4
Corporate	(4.7)	(5.3)	(13.7)	(14.7)

Total consolidated revenue	$26,917.5	$26,071.4	$80,787.5	$75,880.7

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

Restructuring and employee severance, acquisition-related costs, impairments and loss on disposal of assets, litigation (recoveries)/charges, net, and certain investment and other spending are not allocated to the segments. See Notes 2, 3 and 7, respectively, for further discussion of our acquisition-related costs, restructuring and employee severance and litigation (recoveries)/charges, net and Note 1 for a discussion of the reclassification of amortization of acquisition-related intangible assets. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are retained at Corporate. Investment spending within Corporate was $4.3 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively, and $14.1 million and $8.5 million for the nine months ended March 31, 2012 and 2011, respectively. Spin-Off costs included in SG&A are not allocated to our segments. Spin-Off costs included in SG&A were $0.2 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, and $1.5 million and $7.4 million for the nine months ended March 31, 2012 and 2011, respectively.

The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated financial statements for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Segment profit:
Pharmaceutical	$446.4	$411.4	$1,204.0	$1,021.4
Medical	89.4	107.9	252.9	294.4

Total segment profit	535.8	519.3	1,456.9	1,315.8
Corporate	(9.2)	(72.0)	(68.7)	(160.7)

Total consolidated operating earnings	$526.6	$447.3	$1,388.2	$1,155.1

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

The following table provides total share-based compensation expense by type of award for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Restricted share and share unit expense	$14.0	$12.1	$41.0	$39.3
Employee stock option expense	5.8	5.5	18.3	20.1
Performance share unit expense	1.6	0.0	4.2	0.0
Stock appreciation right (income)/expense	0.2	0.4	(0.4)	1.0

Total share-based compensation (1)	$21.6	$18.0	$63.1	$60.4

(1)	The tax benefit related to share-based compensation expense was $7.8 million and $6.5 million for the three months ended March 31, 2012 and 2011, respectively, and $22.9 million and $22.0 million for the nine months ended March 31, 2012 and 2011, respectively.

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

The following table summarizes all stock option transactions under the Plans from June 30, 2011 through March 31, 2012:

(in millions, except per share amounts)	Stock Options	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at June 30, 2011	23.1	$37.02	3.6	$217.0
Granted	2.3	45.63
Exercised	(1.4)	30.85
Canceled and forfeited	(1.7)	47.33

Balance at March 31, 2012	22.3	$37.52	3.7	$163.2

Exercisable at March 31, 2012	15.8	$38.46	2.5	$102.9

Restricted Shares and Restricted Share Units

The fair value of restricted shares and restricted share units is determined by the grant date market price of our Common Shares.

The following table summarizes all transactions related to restricted shares and restricted share units under the Plans from June 30, 2011 through March 31, 2012:

(in millions, except per share amounts)	Restricted Share and Restricted Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2011	3.6	$31.31
Granted	1.6	41.68
Vested	(1.6)	32.44
Canceled and forfeited	(0.1)	35.24

Nonvested at March 31, 2012	3.5	$35.41

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

The following table summarizes information related to performance share units under the Plans based on target award amounts from June 30, 2011 through March 31, 2012:

(in millions, except per share amounts)	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at June 30, 2011	0.0	$0.00
Granted	0.4	42.65
Vested	0.0	0.00
Canceled and forfeited	0.0	0.00

Nonvested at March 31, 2012 (1)	0.4	$42.65

(1)	The outstanding nonvested performance share units as of March 31, 2012, at the maximum award level was 0.8 million.

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

The following table summarizes the share-based compensation awards outstanding as of March 31, 2012:

	Stock Options
(in millions)	Our Awards	CareFusion Awards
Held by our employees and former employees	21.1	5.0
Held by CareFusion employees	1.2

Total	22.3

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets as of March 31, 2012 and June 30, 2011 and for the condensed consolidated statements of earnings for the three and nine months ended March 31, 2012 and 2011. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2011 Financial Statements.

Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Form 10-K”). Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, surgery centers, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We report our financial results in two segments: Pharmaceutical and Medical.

Revenue for the three and nine months ended March 31, 2012 was $26.9 billion and $80.8 billion, up 3 percent and 6 percent, respectively, from the prior-year periods, due to growth from existing customers ($837 million and $2.8 billion, respectively) and the $2.4 billion impact of acquisitions for the nine months ended March 31, 2012. Operating earnings increased 18 percent to $527 million and 20 percent to $1.4 billion for the three and nine months ended March 31, 2012, respectively. The increase in operating earnings for the three and nine months ended March 31, 2012 includes a $55 million gain realized upon adjusting the contingent consideration obligation associated with the P4 Healthcare acquisition and reflects strong performance in our Pharmaceutical segment generic programs. In addition, the increase in operating earnings for the nine months ended March 31, 2012 was positively impacted by acquisitions. Earnings from continuing operations were up 33 percent and 10 percent for the three and nine months ended March 31, 2012, respectively, due to the factors discussed above, although the comparison with the nine months ended March 31, 2012 reflects the $72 million gain on the sale of our investment in CareFusion realized during the prior period.

Our cash and equivalents balance was $2.4 billion as of March 31, 2012, compared to $1.9 billion as of June 30, 2011. The increase in cash and equivalents was primarily attributable to net cash provided by operating activities of $1.3 billion, partially offset by share repurchases of $300 million, cash dividends of $226 million, capital expenditures of $159 million and acquisitions of $143 million.

Acquisitions

We completed several acquisitions since July 1, 2010. The acquisitions completed during these periods contributed revenues of $2.4 billion and operating earnings of $76 million for the nine months ended March 31, 2012. We include the contribution of an acquisition until the one-year anniversary of the acquisition.

See Note 2 of the “Notes to Condensed Consolidated Financial Statements” for more information on acquisitions.

Spin-Off of CareFusion Corporation

Effective August 31, 2009, we separated our clinical and medical products business through the distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion and retained the remaining 41.4 million shares of CareFusion common stock. During fiscal 2010, we disposed of 10.9 million shares of CareFusion common stock. During the three months ended September 30, 2010, we disposed of the remaining 30.5 million shares of CareFusion common stock for $706 million.

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

Under the transition services agreement, we recognized $2 million and $50 million in transition service fee income during the nine months ended March 31, 2012 and 2011, respectively. We recognized $1 million and $15 million in transition service fee income during the three months ended March 31, 2012 and 2011, respectively. Substantially all of the transition service arrangements expired in fiscal 2011 and early fiscal 2012.

Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $258 million and $264 million at March 31, 2012 and June 30, 2011, respectively, and is included in other long-term assets in our condensed consolidated balance sheets.

Results of Operations

Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2012	2011	Change	2012	2011
Pharmaceutical	3%	$24,508.0	$23,845.3	6%	$73,590.9	$69,285.8
Medical	8%	2,414.2	2,231.4	9%	7,210.3	6,609.6

Total segment revenue	3%	26,922.2	26,076.7	6%	80,801.2	75,895.4
Corporate	N.M.	(4.7)	(5.3)	N.M.	(13.7)	(14.7)

Consolidated revenue	3%	$26,917.5	$26,071.4	6%	$80,787.5	$75,880.7

Pharmaceutical segment

Revenue for the three and nine months ended March 31, 2012 compared to the prior year periods was positively impacted by increased sales to existing customers ($753 million and $2.5 billion, respectively). Revenue for the nine months ended March 31, 2012 was positively impacted by acquisitions ($2.3 billion). Revenue for the three and nine months ended March 31, 2012 was negatively impacted by losses of customers in excess of gains ($114 million and $568 million, respectively). Revenue from non-bulk sales increased 13 percent due to the above factors for the nine months ended March 31, 2012.

Medical segment

Revenue for the three and nine months ended March 31, 2012 compared to the prior year periods was positively impacted by increased volume from existing customers, including the positive impact from sales of self-manufactured and private brand products ($84 million and $288 million, respectively) and the effect of the transition during the fourth quarter of fiscal 2011 of our relationship with CareFusion from a fee-for-service arrangement to a traditional distribution model ($46 million and $134 million, respectively). This transition had minimal impact on Medical segment profit.

Cost of Products Sold

Consistent with the increases in revenue, during the three and nine months ended March 31, 2012, cost of products sold increased $802 million (3 percent) and $4.6 billion (6 percent), respectively, compared to the prior year periods. See the gross margin discussion below for additional drivers impacting cost of sales.

Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2012	2011	Change	2012	2011
Gross margin	4%	$1,206.7	$1,162.2	9%	$3,405.0	$3,118.7

Pharmaceutical segment

Gross margin increased $36 million and $268 million for the three and nine months ended March 31, 2012, respectively, compared to the prior year period primarily as a result of the factors listed below.

•

Strong performance in our generic pharmaceutical programs, including the impact of new and recently launched items, increased gross margin by $85 million and $194 million for the three and nine months ended March 31, 2012, respectively.

•	Acquisitions positively impacted gross margin by $122 million during the nine months ended March 31, 2012.

•

Increased margin under branded and generic manufacturer agreements (exclusive of related volume impact) had a positive impact on gross margin of $36 million for the nine months ended March 31, 2012. We benefited from price appreciation on a few specific generic pharmaceutical products during the three months ended December 31, 2011.

•

Customer pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin by $53 million and $133 million for the three and nine months ended March 31, 2012, respectively. The adverse impact of these customer pricing changes was partially offset by product mix, sourcing programs and other sources of margin.

Medical segment

Gross margin increased $8 million and $20 million for the three and nine months ended March 31, 2012, respectively, compared to the prior year period primarily as a result of the factors listed below.

•	Favorable product sales mix and increased sales volume resulted in a $28 million and $94 million favorable impact to gross margin, respectively.

•	Increased cost of oil-based resins, cotton, latex, and other commodities used in our self-manufactured and private brand products decreased gross margin by $20 million and $61 million, respectively.

Distribution, Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2012	2011	Change	2012	2011
SG&A	2%	$682.7	$669.5	6%	$1,965.6	$1,857.7

Increased SG&A during the nine months ended March 31, 2012 was primarily due to the impact of acquisitions ($58 million). For the three and nine months ended March 31, 2012, the increase was due in part to business system investments, including the Medical segment business transformation project. SG&A included $2 million of costs related to the Spin-Off for the nine months ended March 31, 2012, and $1 million and $7 million of costs related to the Spin-Off for the three and nine months ended March 31, 2011, respectively.

Segment Profit and Consolidated Operating Earnings

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2012	2011	Change	2012	2011
Pharmaceutical	9%	$446.4	$411.4	18%	$1,204.0	$1,021.4
Medical	(17)%	89.4	107.9	(14)%	252.9	294.4

Total Segment Profit	3%	535.8	519.3	11%	1,456.9	1,315.8
Corporate	N.M.	(9.2)	(72.0)	N.M.	(68.7)	(160.7)

Consolidated Operating Earnings	18%	$526.6	$447.3	20%	$1,388.2	$1,155.1

Segment Profit

Pharmaceutical segment profit

The principal driver for the increase during the three months ended March 31, 2012 was strong performance in our generic pharmaceutical programs. The principal drivers for the increase during the nine months ended March 31, 2012 were strong performance in our generic pharmaceutical programs and the positive impact of acquisitions. For both periods, these items were partially offset by the unfavorable impact of customer pricing changes. See the discussion of gross margin above for further information on these drivers.

Medical segment profit

The principal drivers for the decrease during the three and nine months ended March 31, 2012 were the increased cost of commodities used in our self-manufactured products and an increase in SG&A expenditures including the impact of business system investments. For both periods, these items were partially offset by the favorable impact on gross margin from product sales mix and increased net sales volume. See the discussion above for further information on these drivers.

Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A discussed above, operating earnings were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Restructuring and employee severance	$7.1	$6.2	$12.2	$10.6
Acquisition-related costs	(26.6)	30.3	22.8	75.2
Impairments and loss on disposal of assets	17.1	4.6	19.4	8.2
Litigation (recoveries)/charges, net	(0.2)	4.3	(3.2)	11.9

Acquisition-related costs

Acquisition-related costs include the impact of income realized upon adjusting the contingent consideration obligation incurred in connection with the P4 Healthcare acquisition. As a result of changes in our estimate of performance in future periods due in large part to the loss of revenue from a significant customer of the P4 Healthcare legacy business that began during the three months ended March 31, 2012, we revised the timing and amount of EBITDA estimates and made changes in probability assumptions with respect to the likelihood of achieving the EBITDA targets ($55 million). Amortization of acquisition-related intangible assets was $20 million and $58 million for the three and nine months ended March 31, 2012, respectively, and $28 million and $53 million for the three and nine months ended March 31, 2011, respectively.

Impairments and loss on disposal of assets

During the three months ended March 31, 2012, we recorded a charge of $16 million to write off an indefinite life intangible asset related to the P4 Healthcare trade name. We have rebranded P4 Healthcare under the Cardinal Health Specialty Solutions name.

Earnings Before Income Taxes and Discontinued Operations

In addition to items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions, except growth rates)	Change	2012	2011	Change	2012	2011
Other income, net	24%	$(7.7)	$(6.2)	N.M.	$(3.0)	$(19.4)
Interest expense, net	(5)%	23.9	25.1	2%	70.2	69.0
(Gain)/loss on sale of investment in CareFusion	N.M.	0.0	3.3	N.M.	0.0	(71.5)

(Gain)/loss on sale of investment in CareFusion common stock

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

Provision for Income Taxes

The following table summarizes our provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012 (1)	2011 (2)	2012 (3)	2011 (4)
Effective tax rate	34.9%	41.3%	36.9%	35.5%

(1)	During the three months ended March 31, 2012, the effective tax rate was impacted by net favorable discrete items of $4 million, or 0.7 percentage points. This included the favorable impact of settlement of federal, foreign and state tax controversies ($36 million), a favorable impact from the related reduction for interest on unrepatriated foreign earnings ($9 million), and a net unfavorable impact of remeasuring some current and prior years unrecognized tax benefits primarily as a result of ongoing negotiations with tax authorities ($44 million).
(2)	During the three months ended March 31, 2011, the effective tax rate was unfavorably impacted by net discrete items of $17 million, or 3.9 percentage points, primarily attributable to changes in state tax rules and deferred tax rate changes in certain foreign and state jurisdictions.

(3)	During the nine months ended March 31, 2012, the effective tax rate was impacted by net unfavorable discrete items of $5 million, or 0.4 percentage points. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain federal, state, and foreign tax matters.
(4)	During the nine months ended March 31, 2011, the effective tax rate was favorably impacted by net discrete items of $27 million, or 2.3 percentage points, primarily attributable to recognizing no income tax expense on the sale of CareFusion stock due to the release of a previously established deferred tax valuation allowance.

Ongoing Audits

During the three months ended March 31, 2012, the IRS closed audits of fiscal 2001 and 2002 and is currently conducting audits of fiscal 2003 through 2010. We have received proposed adjustments from the IRS for fiscal 2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS proposed additional taxes of $849 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement for $592 million of the total amount. We disagree with these proposed adjustments, which we are contesting, and we have accounted for the unrecognized tax benefits related to them.

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

Cash and Equivalents

Our cash and equivalents balance was $2.4 billion as of March 31, 2012, compared to $1.9 billion as of June 30, 2011. At March 31, 2012, our cash and cash equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. The increase in cash and equivalents was primarily attributable to net cash provided by operating activities of $1.3 billion, partially offset by share repurchases of $300 million, cash dividends of $226 million, capital expenditures of $159 million and acquisitions of $143 million (including our acquisition of Futuremed Healthcare Products Corporation).

We use days sales outstanding, days inventory on hand, and days payable outstanding to evaluate our working capital performance.

	March 31,
	2012	2011
Days sales outstanding	21.2	19.7
Days inventory on hand	25.0	24.5
Days payable outstanding	38.3	38.0

Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable, and payments to vendors in the regular course of business. Days sales outstanding increased from the prior year as a result of the Medical segment’s business transformation project implementation, which led to an increase in trade receivables at March 31, 2012.

The cash and equivalents balance at March 31, 2012 included $209 million of cash held by subsidiaries outside of the United States. Although most of this cash is available for repatriation, bringing the cash into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.

Credit Facilities and Commercial Paper

Our sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. We also have a commercial paper program with capacity of $1.5 billion, backed by the revolving credit facility. We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at March 31, 2012. Our ability to access the commercial paper market is limited based on our current short-term credit ratings and market conditions.

Our revolving credit facility and receivables sales facility program require us to maintain a consolidated interest coverage ratio as of any fiscal quarter end of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of March 31, 2012, we were in compliance with these financial covenants.

Held-to-Maturity Investments

We hold high quality investment grade held-to-maturity fixed income corporate debt securities with an amortized cost basis of $93 million and $142 million as of March 31, 2012 and June 30, 2011, respectively. The investments that we currently hold vary in maturity date, ranging from one to seven months, and pay interest semi-annually.

Capital Expenditures

Capital expenditures during the nine months ended March 31, 2012 and 2011 of $159 million and $183 million, respectively, primarily related to information technology projects.

Dividends

On February 8, 2012, our board of directors approved the quarterly dividend of $0.215 per share, or $0.86 per share on an annualized basis, which was paid on April 15, 2012 to shareholders of record on April 1, 2012.

On May 2, 2012, our board of directors approved our 111th consecutive quarterly dividend and increased the dividend by10.5 percent to $0.2375 per share, or $0.95 per share on an annualized basis. The dividend is payable on July 15, 2012 to shareholders of record on July 1, 2012.

Share Repurchases

During the three months ended September 30, 2011, we repurchased approximately $300 million of our Common Shares. We funded the repurchases through available cash. We have $450 million remaining under our current Board repurchase authorization through November 2013. No other repurchases were made during the nine months ended March 31, 2012.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2011 and through March 31, 2012.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We believe that there have been no material changes in the quantitative and qualitative market risks since the end of our 2011 fiscal year.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, the Medical segment began implementing a business transformation project, which includes a new information system for certain supply chain and financial processes. The Medical segment plans to continue to transition selected processes to the new system throughout fiscal 2012 and 2013. We have made, and will continue to make, changes to our internal control over financial reporting in connection with this project. During the quarter ended March 31, 2012, we established additional temporary compensating controls that are expected to support our internal control over financial reporting while the transition to the new information system is in process. Except for those made in connection with the new information system, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in our quarterly report on Form 10-Q for the three months ended December 31, 2011, on February 3, 2012, the U.S. Drug Enforcement Administration (the “DEA”) issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center’s registration to distribute controlled substances. In the order, the DEA asserted that we have failed to maintain required controls against the diversion of controlled substances. On February 3, 2012, we filed a complaint and motion for a temporary restraining order in the U.S. District Court for the District of Columbia to enjoin the suspension of the Lakeland facility’s registration. The court granted the temporary restraining order restoring the DEA registration but denied our motion for a preliminary injunction on February 29, 2012, and the immediate suspension was reinstated. We have appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. Separately, a hearing on the DEA’s order to determine whether the Lakeland facility should be permitted to retain its registration to distribute controlled substances is scheduled to begin in May 2012 before an administrative law judge at the DEA.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made of our Common Shares during the three months ended March 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1-31, 2012	492	$41.42	—	$450,000,000
February 1-29, 2012	641	42.06	—	450,000,000
March 1-31, 2012	388	41.43	—	450,000,000

Total	1,521	$41.69	—	$450,000,000

(1)	Includes 224, 224 and 222 Common Shares purchased in January, February and March 2012, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 268, 417 and 166 restricted shares surrendered in January, February and March 2012, respectively, by employees upon vesting to meet tax withholding.
(2)	On November 3, 2010, our Board approved a $750 million share repurchase program which expires November 30, 2013. During the three months ended March 31, 2012, we did not repurchase any of our Common Shares under this program.

Item 6:	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)

10.1	Fifth Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Statement Regarding Forward-Looking Information

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CARDINAL HEALTH, INC.

Date: May 8, 2012	/S/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer