Form 10-Q
period 2012-09-30
CARDINAL HEALTH INC
filed 2012-11-09
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 1-11373
Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0958666
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7000 Cardinal Place, Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of Registrant’s Common Shares outstanding as of October 31, 2012, was as follows: Common Shares, without par value: 339,778,149.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30,
(in millions, except per Common Share amounts)	2012	2011
Revenue	$25,889	$26,792
Cost of products sold	24,730	25,708
Gross margin	1,159	1,084

Operating expenses:
Distribution, selling, general and administrative expenses	690	644
Restructuring and employee severance	5	3
Acquisition-related costs	28	27
Impairments and loss on disposal of assets	1	1
Litigation (recoveries)/charges, net	(22)	(3)
Operating earnings	457	412

Other (income)/expense, net	(8)	4
Interest expense, net	26	23
Earnings before income taxes and discontinued operations	439	385

Provision for income taxes	167	148
Earnings from continuing operations	272	237

Loss from discontinued operations, net of tax	(1)	—
Net earnings	$271	$237

Basic earnings per Common Share:
Continuing operations	$0.80	$0.69
Discontinued operations	—	—
Net basic earnings per Common Share	$0.80	$0.69

Diluted earnings per Common Share:
Continuing operations	$0.79	$0.68
Discontinued operations	—	—
Net diluted earnings per Common Share	$0.79	$0.68

Weighted-average number of Common Shares outstanding:
Basic	341	345
Diluted	344	349

Cash dividends declared per Common Share	$0.2375	$0.215
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
(in millions)	2012	2011
Net earnings	$271	$237

Other comprehensive income/(loss), net of tax:
Net change in foreign currency translation adjustments	25	(15)
Net unrealized loss on derivative instruments	(1)	(2)
Total other comprehensive income/(loss), net of tax	24	(17)
Total comprehensive income	$295	$220
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	September 30, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,440	$2,274
Trade receivables, net	6,449	6,355
Inventories	8,105	7,864
Prepaid expenses and other	1,013	1,017
Total current assets	18,007	17,510

Property and equipment, net	1,511	1,551
Goodwill and other intangibles, net	4,441	4,392
Other assets	861	807
Total assets	$24,820	$24,260

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,215	$11,726
Current portion of long-term obligations and other short-term borrowings	471	476
Other accrued liabilities	1,983	1,972
Total current liabilities	14,669	14,174

Long-term obligations, less current portion	2,408	2,418
Deferred income taxes and other liabilities	1,462	1,424

Shareholders’ equity:
Preferred Shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common Shares, without par value:
Authorized—755 million shares, Issued—364 million shares at September 30, 2012 and June 30, 2012	2,927	2,930
Retained earnings	4,282	4,093
Common Shares in treasury, at cost: 24 million shares and 21 million shares at September 30, 2012 and June 30, 2012, respectively	(989)	(816)
Accumulated other comprehensive income	61	37
Total shareholders’ equity	6,281	6,244
Total liabilities and shareholders’ equity	$24,820	$24,260
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in millions)	2012	2011
Cash flows from operating activities:
Net earnings	$271	$237
Loss from discontinued operations, net of tax	1	—
Earnings from continuing operations	272	237

Adjustments to reconcile earnings from continuing operations to net cash from operations:
Depreciation and amortization	88	78
Impairments and loss on disposal of assets	1	1
Share-based compensation	24	20
Provision for bad debts	1	1
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(71)	(69)
Increase in inventories	(207)	(161)
Increase in accounts payable	464	410
Other accrued liabilities and operating items, net	(4)	(13)
Net cash provided by operating activities	568	504

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(100)	(7)
Additions to property and equipment	(26)	(45)
Proceeds from maturities of held-to-maturity securities	23	10
Net cash used in investing activities	(103)	(42)

Cash flows from financing activities:
Net change in short-term borrowings	(10)	(5)
Reduction of long-term obligations	(4)	—
Proceeds from issuance of Common Shares	21	18
Tax disbursements from share-based compensation	(22)	(17)
Dividends on Common Shares	(84)	(77)
Purchase of treasury shares	(200)	(300)
Net cash used in financing activities	(299)	(381)

Net increase in cash and equivalents	166	81
Cash and equivalents at beginning of period	2,274	1,930
Cash and equivalents at end of period	$2,440	$2,011
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our" and similar pronouns in this Quarterly Report on Form 10-Q refer to Cardinal Health, Inc. and its majority-owned and controlled subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2013 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013.
These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (this "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the "2012 Form 10-K"). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
Spin-Off of CareFusion
Effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation ("CareFusion") and retained the remaining shares of CareFusion common stock (the "Spin-Off"). During fiscal 2010 and 2011, we disposed of the remaining shares of CareFusion common stock. While we are a party to a separation agreement and various other agreements relating to the separation, including a tax matters agreement, we have determined that we have no significant continuing involvement in the operations of CareFusion. Accordingly, the operating results of CareFusion are presented within discontinued operations for all periods presented.
Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $267 million and $265 million at September 30, 2012 and June 30, 2012, respectively, and is included in other assets in the condensed consolidated balance sheets.
Recent Financial Accounting Standards
In June 2011, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to the presentation of comprehensive income. This guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted this amended guidance on a retrospective basis beginning in the first quarter of fiscal 2013 and have elected to report comprehensive income and its components in a separate statement of comprehensive income in this Form 10-Q. The adoption of this guidance did not impact our financial position or results of operations.
2. Acquisitions
While we have completed acquisitions during the three months ended September 30, 2012, the pro forma results of operations and the results of operations for acquisitions since the acquisition date have not been separately disclosed because the effects were not significant enough compared to the consolidated financial statements, individually or in the aggregate.
In accordance with the acquisition agreement, as amended, the former owners of Healthcare Solutions Holding, LLC ("P4 Healthcare") had the right to receive certain contingent payments of up to $100 million. As a result of changes in our estimate of performance in future periods, coupled with the progress of discussions with the former owners regarding an early termination and settlement, we recorded a $71 million total decrease in the fair value of the contingent consideration obligation primarily during the third and fourth quarters of fiscal 2012. We terminated and settled the remaining contingent consideration obligation in July 2012 for $4 million. See Note 9 for an explanation of the fair value measurement for the contingent consideration obligation.
Acquisition-Related Costs
We classify costs incurred in connection with acquisitions as acquisition-related costs in the condensed consolidated statements of earnings. These costs consist primarily of transaction costs, integration costs, changes in the fair value of contingent consideration obligations and amortization of acquisition-related intangible assets. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise with our operations.
3. Restructuring and Employee Severance
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, moving manufacturing of a product to another location, production or business process sourcing, employee severance (including rationalizing headcount or other significant changes in personnel) and realigning operations (including substantial realignment of the management structure of a business unit in response to changing market conditions).

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30,
(in millions)	2012	2011
Employee-related costs (1)	$5	$2
Facility exit and other costs (2)	—	1
Total	$5	$3

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The following table summarizes activity related to liabilities associated with restructuring and employee severance activities:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2012	$16	$2	$18
Additions	7	—	7
Payments and other adjustments	(6)	—	(6)
Balance at September 30, 2012	$17	$2	$19
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, in total and by segment:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2012	$2,876	$1,102	$3,978
Goodwill acquired, net of purchase price adjustments	21	7	28
Foreign currency translation adjustments and other	(1)	7	6
Balance at September 30, 2012	$2,896	$1,116	$4,012
Other Intangible Assets
Other intangible assets with definite lives are amortized over their useful lives, which range from one to twenty years. The following tables summarize other intangible assets by class:

	September 30, 2012
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite life intangibles:
Trademarks	$17	$—	$17
Total indefinite life intangibles	17	—	17

Definite life intangibles:
Customer relationships	506	158	348
Trademarks and patents	46	38	8
Non-compete agreements	14	8	6
Other	96	46	50
Total definite life intangibles	662	250	412
Total other intangible assets	$679	$250	$429

	June 30, 2012
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite life intangibles:
Trademarks	$17	$—	$17
Total indefinite life intangibles	17	—	17

Definite life intangibles:
Customer relationships	473	141	332
Trademarks and patents	45	36	9
Non-compete agreements	14	8	6
Other	93	43	50
Total definite life intangibles	625	228	397
Total other intangible assets	$642	$228	$414
Total amortization of intangible assets for the three months ended September 30, 2012 and 2011 was $21 million and $19 million, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2013 through 2017 is as follows: $65 million, $74 million, $56 million, $48 million and $40 million.
5. Held-to-Maturity Investments
We have investments in fixed income corporate debt securities, which are classified as held-to-maturity as we have the intent and ability to hold these investments until maturity. These investments are held at amortized cost, which approximates fair value. The fair value is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement as described in Note 9. We held $48 million and $72 million of these investments at September 30, 2012 and June 30, 2012, respectively, which are included within prepaid expenses and other in the condensed consolidated balance sheets. The investments that we currently hold vary in maturity date, ranging from one to three months, and pay interest semi-annually.
6. Income Taxes
Fluctuations in our effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and the impact of restructuring and employee severance, acquisition-related costs, litigation (recoveries)/charges, net, impairment charges and other discrete items. The following table summarizes our provision for income taxes as a percentage of pretax earnings ("effective tax rate"):

	Three Months Ended September 30,
	2012 (1)	2011 (2)
Effective tax rate	38.1%	38.4%

(1)
During the three months ended September 30, 2012, the effective tax rate was impacted by net unfavorable discrete items of $4 million, or 1.0 percent. The discrete items include unfavorable amounts related to changes in unrecognized tax benefits.

(2)
During the three months ended September 30, 2011, the effective tax rate was impacted by net unfavorable discrete items of $4 million, or 0.9 percent. The discrete items include unfavorable amounts related to changes in unrecognized tax benefits, partially offset by the favorable impact of settling certain state tax matters.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

We had $657 million and $654 million of unrecognized tax benefits at September 30, 2012 and June 30, 2012, respectively. The September 30, 2012 and June 30, 2012 balances include $340 million and $337 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues (primarily IRS audits of fiscal years 2003 through 2005), or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $265 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2012 and June 30, 2012, we had $219 million and $209 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2003 through the current fiscal year.
The IRS is currently conducting audits of fiscal years 2003 through 2010. We have received proposed adjustments from the IRS for fiscal years 2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS has proposed additional taxes of $849 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement entered into in connection with the Spin-Off for $592 million of the total amount. We disagree with these proposed adjustments, which we are contesting, and have accounted for the unrecognized tax benefits related to them.
7. Contingent Liabilities and Litigation
Legal Proceedings
We become involved from time-to-time in disputes, litigation and regulatory matters incidental to our business, including governmental investigations and enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, qui tam actions (False Claims Act cases initiated by private parties purporting to act on behalf of the government), government contract compliance matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation.

Occasionally, we may suspect that products we manufacture, market or distribute do not meet product specifications, published standards or regulatory requirements. In such circumstances, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales and action by regulators.
We accrue for contingencies related to litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates.
We are unable to estimate a range of reasonably possible loss for matters described below, since damages or fines have not been specified or, in our judgment, are unsupported and the proceedings are in early stages with significant uncertainty as to factual issues. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial condition, though the outcomes could be material to our results of operations for a particular period.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.
Lakeland, Florida Distribution Center DEA Investigation and Related Matters
On February 3, 2012, the United States Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. On May 14, 2012, we entered into a settlement agreement with the DEA under which our Lakeland registration will remain suspended until May 15, 2014 and the DEA confirmed that it was planning no further administrative actions at any of our other facilities based on conduct prior to the settlement. The settlement agreement did not foreclose the possibility of the U.S. Department of Justice (the “DOJ”) seeking civil fines for conduct covered by the settlement agreement. In that regard, we are responding to civil subpoenas from two local offices within the DEA and the DOJ.
State of West Virginia vs. Cardinal Health, Inc.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

violated state antitrust laws in connection with the distribution of controlled substances. In addition to injunctive and other equitable relief, the attorney general is seeking monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse. Motions have been filed by all defendants to remove the cases to the United States District Court for the Southern District of West Virginia.
DOJ Civil Investigative Demand
In September 2012, we received a civil investigative demand from the DOJ under the Federal False Claims Act requiring us to produce documents relating to the structure of discounts offered or provided to our customers. We are cooperating with the DOJ in this matter.
Antitrust Litigation Proceeds
During the three months ended September 30, 2012, we recognized $22 million of income resulting from settlements of class action antitrust claims in which we were class members. This amount is recognized in litigation (recoveries)/charges, net in the condensed consolidated statements of earnings.
Income Taxes
See Note 6 in this Form 10-Q and Note 8 to the consolidated financial statements in the 2012 Form 10-K for discussion of contingencies related to our income taxes.
8. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2012 Form 10-K.
In September 2012 and August 2011, we terminated notional amounts of $350 million and $640 million of pay-floating interest rate swaps, respectively, and received net settlement proceeds of $43 million and $34 million, respectively. These swaps were previously designated as fair value hedges. There was no immediate impact to the condensed consolidated statements of earnings; however, the fair value adjustment to debt is being amortized over the life of the underlying debt as a reduction to interest expense, net in the condensed consolidated statements of earnings.
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

Level 1 -	Observable prices in active markets for identical assets and liabilities.
Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following tables present the fair values for those assets and (liabilities) measured on a recurring basis:

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$1,111	$—	$—	$1,111
Forward Contracts (2)	—	13	—	13
Other Investments (3)	83	—	—	83
Total	$1,194	$13	$—	$1,207

	June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Cash Equivalents (1)	$997	$—	$—	$997
Forward Contracts (2)	—	49	—	49
Other Investments (3)	78	—	—	78
Contingent Consideration Obligation (4)	—	—	(4)	(4)
Total	$1,075	$49	$(4)	$1,120

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

(4)
The contingent consideration obligation was incurred in connection with the acquisition of P4 Healthcare. The former owners of P4 Healthcare had the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 2 for additional information regarding the contingent consideration obligation related to the P4 Healthcare acquisition. The fair value of the contingent consideration obligation was determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement was based on significant inputs unobservable in the market and thus represented a Level 3 measurement. At each reporting date, we revalued the contingent consideration obligation to estimated fair value. Changes in the fair value of the contingent consideration obligation resulted from changes in the terms of the contingent payments, changes in discount periods and rates, changes in the timing and amount of EBITDA estimates, and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. As a result of changes in our estimate of performance in future periods, coupled with the progress of discussions with the former owners regarding an early termination and settlement, we recorded a $71 million total decrease in the fair value of the contingent consideration obligation primarily during the third and fourth quarters of fiscal 2012. We terminated and settled the remaining contingent consideration obligation in July 2012 for $4 million.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

10. Shareholders' Equity
During the three months ended September 30, 2012, we repurchased 4.9 million Common Shares having an aggregate cost of $200 million. The average price paid per common share for all Common Shares repurchased was $40.63.
During the three months ended September 30, 2011, we repurchased 6.7 million Common Shares having an aggregate cost of $300 million. The average price paid per common share for all Common Shares repurchased was $44.89.
We funded the repurchases with available cash. The Common Shares repurchased are held in treasury to be used for general corporate purposes.
11. Earnings Per Share
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
The following table reconciles the number of Common Shares used to compute basic and diluted EPS:

	Three Months Ended September 30,
(in millions)	2012	2011
Weighted-average Common Shares–basic	341	345
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	3	4
Weighted-average Common Shares–diluted	344	349
The potentially dilutive employee stock options that were antidilutive for the three months ended September 30, 2012 and 2011 were 13 million and 10 million, respectively.
12. Segment Information
Our operations are principally managed on a products and services basis and are comprised of two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities.

The following table includes revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended September 30,
(in millions)	2012	2011
Pharmaceutical	$23,498	$24,418
Medical	2,393	2,380
Total segment revenue	25,891	26,798
Corporate (1)	(2)	(6)
Total revenue	$25,889	$26,792

(1)	Corporate revenue consists of the elimination of inter-segment revenue.
We evaluate segment performance based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses includes share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial shared services, human resources, information technology, legal and an integrated hospital sales organization. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level.
Restructuring and employee severance, acquisition-related costs, impairments and loss on disposal of assets, litigation (recoveries)/charges, net, certain investment and other spending are not allocated to the segments. See Notes 2, 3 and 7, respectively, for further discussion of our acquisition-related costs, restructuring and employee severance, and litigation (recoveries)/charges, net. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was zero and $7 million for the three months ended September 30, 2012 and 2011, respectively.
The following table includes segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended September 30,
(in millions)	2012	2011
Pharmaceutical	$400	$363
Medical	74	79
Total segment profit	474	442
Corporate	(17)	(30)
Total operating earnings	$457	$412

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

13. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of our officers, directors and certain employees. The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2012	2011
Restricted share and share unit expense	$15	$13
Employee stock option expense	7	6
Performance share unit expense	2	1
Total	$24	$20
The total tax benefit related to share-based compensation was $8 million and $7 million for the three months ended September 30, 2012 and 2011, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All employee stock options are exercisable at a price equal to the market value of the Common Shares underlying the option at the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2012	21	$37.29
Granted	3	39.81
Exercised	(1)	28.55
Canceled and forfeited	(1)	42.95
Outstanding at September 30, 2012	22	$37.65
Exercisable at September 30, 2012	17	$37.42
The following table provides additional data related to stock options:

(in millions, except contractual lives)	September 30, 2012	June 30, 2012
Aggregate intrinsic value of outstanding options	$94	$137
Aggregate intrinsic value of exercisable options	85	84
Weighted-average remaining contractual life of outstanding options (in years)	4	3
Weighted-average remaining contractual life of exercisable options (in years)	3	2
The fair values of the stock options granted to our officers and certain employees were estimated on the grant date using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account individual exercise patterns based on changes in our stock price and other variables, and it provides for a range of input assumptions.
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units granted under the Plans generally vest in equal installments over three years. The fair value is determined by the grant date market price of our Common Shares. Restricted shares and restricted share units accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.

The following table summarizes all transactions related to restricted shares and restricted share units under the Plans:

(in millions, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	4	$35.46
Granted	2	39.79
Vested	(2)	32.94
Canceled and forfeited	—	—
Nonvested at September 30, 2012	4	$38.58
Performance Share Units
Performance share units generally vest over two-year and three-year performance periods based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero percent to 200 percent of the target award amount. The fair value of performance share units is determined by the grant date market price of our Common Shares and the compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate of the number of shares that will ultimately be issued. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	1	$42.60
Granted (1)	—	—
Vested	—	—
Canceled and forfeited	—	—
Nonvested at September 30, 2012	1	$41.36

(1)	During the three months ended September 30, 2012, 350 thousand performance share units were granted at target at a weighted-average fair value of $39.81.
Adjustments to Stock Incentive Plans
In connection with the Spin-Off, we adjusted share-based compensation awards granted under the Plans into awards based on our Common Shares and/or CareFusion common stock, as applicable.
The following table summarizes total stock options outstanding according to the underlying stock of the award:

(in millions)	Our Awards	CareFusion Awards
Held by our employees and former employees	21	4
Held by CareFusion employees	1
Outstanding at September 30, 2012	22
14. Subsequent Events
On November 6, 2012, we renewed our $950 million committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") until November 6, 2014. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells the receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at September 30, 2012 and June 30, 2012, and for our condensed consolidated statements of earnings for the three months ended September 30, 2012 and 2011. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Form 10-K.
Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in "Item 1A-Risk Factors" of our 2012 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, surgery centers, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We report our financial results in two segments: Pharmaceutical and Medical.
Revenue for the three months ended September 30, 2012 was $25.9 billion, a 3 percent decrease from the prior year, largely due to the impact of brand-to-generic pharmaceutical conversions. Gross margin increased 7 percent to $1.2 billion and operating earnings increased 11 percent to $457 million, reflecting strong performance in our Pharmaceutical segment generic programs. Also contributing to the increase in operating earnings was $22 million of income resulting from settlements of class action antitrust claims. Earnings from continuing operations were up 15 percent to $272 million due to the factors discussed above.
Our cash and equivalents balance was $2.4 billion at September 30, 2012, compared to $2.3 billion at June 30, 2012. The increase in cash and equivalents was primarily attributable to net cash provided by operating activities of $568 million, offset by share repurchases of $200 million, acquisitions of $100 million and cash dividends of $84 million. We plan to continue to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to enhance shareholder value.
Trends
Within our Pharmaceutical segment, we expect revenue to decrease in fiscal 2013. The factors contributing to this decrease include reduced revenue as a result of brand-to-generic pharmaceutical conversions and the expiration on September 30, 2012 of our pharmaceutical distribution contract with Express Scripts, Inc. Brand-to-generic pharmaceutical conversions impacted our revenues in the three months ended September 30, 2012, while the expiration of the contract with Express Scripts, Inc. will impact our revenues beginning in the three months ended December 31, 2012.
Spin-Off of CareFusion
Effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation ("CareFusion") and retained the remaining shares of CareFusion common stock (the "Spin-Off"). During fiscal 2010 and 2011, we disposed of the remaining shares of CareFusion common stock. While we are a party to a separation agreement and various other agreements relating to the separation, including a tax matters agreement, we have determined that we have no significant continuing involvement in the operations of CareFusion.
Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $267 million and $265 million at September 30, 2012 and June 30, 2012, respectively, and is included in other assets in the condensed consolidated balance sheets.
Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2012	2011	Change
Pharmaceutical	$23,498	$24,418	(4)%
Medical	2,393	2,380	1%
Total segment revenue	25,891	26,798	(3)%
Corporate	(2)	(6)	N.M.
Total revenue	$25,889	$26,792	(3)%
Pharmaceutical Segment
Revenue for the three months ended September 30, 2012 compared to the prior year period was negatively impacted by a decrease in sales to existing customers ($1.4 billion), primarily as a result of the impact of brand-to-generic pharmaceutical conversions. Brand-to-generic pharmaceutical conversions impact our revenues because generic pharmaceuticals generally sell at a lower price than the corresponding brand product and because some of our customers primarily source generic products directly from manufacturers rather than purchasing from us. Revenue was positively impacted by revenue from net new customers ($352 million). Revenue from non-bulk customers increased by 7 percent.
Medical Segment
Revenue for the three months ended September 30, 2012 compared to the prior year period was positively impacted by acquisitions ($48 million) and growth in our self-manufactured and private brand products ($20 million). This increase was partially offset by the impact of one fewer sales day in the current year period ($34 million) and lower volumes from existing customers ($22 million) driven in part by lower procedural volume.
Cost of Products Sold
Consistent with the decrease in revenue, cost of products sold decreased $978 million (4 percent) compared to the prior year period. See the gross margin discussion below for additional drivers impacting cost of products sold.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Gross Margin

	Three Months Ended September 30,
(in millions)	2012	2011	Change
Gross margin	$1,159	$1,084	7%
Pharmaceutical Segment
Gross margin increased $53 million during the three months ended September 30, 2012.
Strong performance in our generic pharmaceutical programs increased gross margin by an estimated $95 million.
Pharmaceutical distribution customer pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin by an estimated $40 million. The adverse impact of these customer pricing changes was partially offset by product mix, sourcing programs and other sources of margin.
Lower revenue, primarily as a result of the impact of brand-to-generic conversions, decreased gross margin by an estimated $25 million.
Medical Segment
Gross margin increased $20 million during the three months ended September 30, 2012.
Acquisitions positively impacted gross margin by $11 million.
During the three months ended September 30, 2011, costs associated with the Presource® procedure kit import matter decreased gross margin by $10 million.
SG&A Expenses

	Three Months Ended September 30,
(in millions)	2012	2011	Change
SG&A expenses	$690	$644	7%
SG&A expenses increased during the three months ended September 30, 2012 primarily due to acquisitions ($12 million) and business system investments, including depreciation and other costs associated with the Medical segment business transformation project.
Segment Profit and Consolidated Operating Earnings

	Three Months Ended September 30,
(in millions)	2012	2011	Change
Pharmaceutical	$400	$363	10%
Medical	74	79	(6)%
Total segment profit	474	442	7%
Corporate	(17)	(30)	N.M.
Total operating earnings	$457	$412	11%
Pharmaceutical Segment Profit
The principal drivers for the increase during the three months ended September 30, 2012 were strong performance in our generic pharmaceutical programs and increased margin under brand and generic manufacturer agreements. These items were partially offset by the unfavorable impact of customer pricing changes. See the discussion of gross margin above for further information on these drivers.
Medical Segment Profit
The decrease during the three months ended September 30, 2012 was partially driven by the net negative impact ($10 million) of the Medical segment business transformation project including depreciation, other costs, lost sales and a $5 million favorable out-of-period adjustment to reflect certain vendor chargeback billings that were delayed during the conversion to the new processes. Lower volumes to existing customers also contributed to the decrease in segment profit. These factors were partially offset by the positive impact of acquisitions and the prior-year costs associated with the Presource® procedure kit import matter. See the discussion above for further information on these drivers.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions)	2012	2011
Restructuring and employee severance	$5	$3
Acquisition-related costs	28	27
Impairments and loss on disposal of assets	1	1
Litigation (recoveries)/charges, net	(22)	(3)
Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $21 million and $19 million for the three months ended September 30, 2012 and 2011, respectively.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2012, we recognized $22 million of income resulting from settlements of class action antitrust claims in which we were class members.
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended September 30,
(in millions)	2012	2011	Change
Other (income)/expense, net	$(8)	$4	N.M.
Interest expense, net	26	23	11%
Provision for Income Taxes
The following table summarizes our provision for income taxes as a percentage of pretax earnings ("effective tax rate"):

	Three Months Ended September 30,
	2012 (1)	2011 (2)
Effective tax rate	38.1%	38.4%

(1)
During the three months ended September 30, 2012, the effective tax rate was impacted by net unfavorable discrete items of $4 million, or 1.0 percent. The discrete items include unfavorable amounts related to changes in unrecognized tax benefits.

(2)
During the three months ended September 30, 2011, the effective tax rate was impacted by net unfavorable discrete items of $4 million, or 0.9 percent. The discrete items include unfavorable amounts related to changes in unrecognized tax benefits, partially offset by the favorable impact of settling certain state tax matters.

Ongoing Audits
The IRS is currently conducting audits of fiscal years 2003 through 2010. We have received proposed adjustments from the IRS for fiscal years 2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries and the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us. The IRS has proposed additional taxes of $849 million, excluding penalties

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement entered into in connection with the Spin-Off for $592 million of the total amount. We disagree with these proposed adjustments, which we are contesting, and have accounted for the unrecognized tax benefits related to them.
Liquidity and Capital Resources
We currently believe that, based upon available capital resources (cash on hand), projected operating cash flow and access to committed credit facilities, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures, business growth and expansion; contractual obligations; payments for tax settlements; and current and projected debt service requirements, dividends and share repurchases.
Cash and Equivalents
Our cash and equivalents balance was $2.4 billion at September 30, 2012, compared to $2.3 billion at June 30, 2012. At September 30, 2012, our cash and cash equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. The increase in cash and equivalents during the three months ended September 30, 2012 was primarily attributable to net cash provided by operating activities of $568 million. During the three months ended September 30, 2012, we deployed $200 million of cash on share repurchases, $100 million on acquisitions and $84 million on dividends.
We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO”) to evaluate our working capital performance. DSO is calculated as trade receivables, net divided by (quarterly revenue divided by 90 days). DIOH is calculated as inventories divided by ((quarterly cost of products sold plus chargeback billings) divided by 90 days). DPO is calculated as accounts payable divided by ((quarterly cost of products sold plus chargeback billings) divided by 90 days). Chargeback billings are the difference between a product’s wholesale acquisition cost and the contract price established between the vendors and the end customer. Beginning in the first quarter of fiscal 2013, we changed our method of calculating DSO in order to align it with the 90-day convention that we use in the calculation of DIOH and DPO. Prior to this change, we calculated DSO by dividing trade receivables, net by (monthly revenue divided by 30 days). In connection with this change, we have revised prior-year information to conform to the new method of calculating DSO.

	Three Months Ended September 30,
	2012	2011
Days sales outstanding	22.4	20.9
Days inventory on hand	25.4	23.0
Days payable outstanding	38.3	36.1
Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable and payments to vendors in the regular course of business.
DSO increased as a result of the Medical segment's business transformation project implementation, which led to an increase in trade receivables at September 30, 2012. DIOH increased as a result of a greater mix of non-bulk sales and higher generic inventory driven by brand-to-generic conversions. The increase in DPO was a result of brand-to-generic pharmaceutical conversions.

The cash and equivalents balance at September 30, 2012 included $325 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
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
We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at September 30, 2012. We also had no outstanding balance under the revolving credit facility at September 30, 2012, except for $43 million of standby letters of credit. Our revolving credit and committed receivables sales facility programs require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of September 30, 2012, we were in compliance with these financial covenants.
As further discussed in "Item 5-Other Information" below, on November 6, 2012, we renewed our $950 million committed receivables sales facility program through November 6, 2014.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2012 and 2011 were $26 million and $45 million, respectively, which were primarily related to information technology projects.
Dividends
On August 8, 2012, our Board of Directors approved the quarterly dividend of $0.2375, or $0.95 per share on an annualized basis, which was paid on October 15, 2012 to shareholders of record on October 1, 2012.
On October 30, 2012, we announced our 113th consecutive regular quarterly dividend, and increased the dividend by 16 percent to $0.275 per share, or $1.10 per share on an annualized basis. The dividend is payable on January 15, 2013 to shareholders of record on January 2, 2013.
Share Repurchases
During the three months ended September 30, 2012, we repurchased $200 million of our Common Shares. We have $650 million remaining under our current repurchase authorization which expires August 31, 2015.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2012 and through September 30, 2012.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We believe there have been no material changes in the quantitative and qualitative market risks since the 2012 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In fiscal 2012, the Medical segment implemented a business transformation project, including a new information system for certain supply chain and financial processes, which constituted a material change to our internal control over financial reporting. To support our internal control over financial reporting during the implementation and initial operation of the new system we established additional temporary compensating controls that were largely eliminated during the three months ended September 30, 2012. Although implementation of the new system is substantially complete, the Medical segment plans to continue to refine some processes. However, we do not expect any of these refinements to materially affect our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1-Legal Proceedings" by reference.
In May and June 2012, Herman Kleid and Henry Stanley, Jr., each purported shareholders, filed derivative actions on behalf of Cardinal Health, Inc. in the United States District Court for the Southern District of Ohio against the current and certain former members of our Board of Directors. A similar action was filed by Daniel Himmel, a purported shareholder, in the Common Pleas Court of Delaware County, Ohio and included certain of our officers as defendants. The complaints allege that the defendants breached their fiduciary duties in connection with the DEA's recent suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, and the suspension and reinstatement of such registrations at three of our facilities in 2007 and 2008. The Himmel action also makes claims based on corporate waste and unjust enrichment. The complaints seek, among other things, unspecified money damages against the defendants and an award of attorney's fees. In July and August 2012, the defendants filed motions to dismiss all three complaints. In October 2012, Herman Kleid voluntarily dismissed his complaint without prejudice and the court dismissed the Stanley action with prejudice. Separately, in September 2012, a purported shareholder made demand on our Board of Directors to take action against the current and certain former members of our Board of Directors to recover damages based on allegations similar to those set forth in the derivative actions above.
Item 1A: Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Item 1A-Risk Factors" and other risks discussed in our 2012 Form 10-K and our filings with the SEC since June 30, 2012. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our Common Shares during the three months ended September 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)(3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)(3) (in millions)
July 1 – 31, 2012	2,352,575	$42.53	2,350,559	$200
August 1 – 31, 2012	1,258,805	39.74	1,257,529	700
September 1 – 30, 2012	1,457,339	38.10	1,312,725	650
Total	5,068,719	$40.56	4,920,813	$650

(1)	Includes 210, 227 and 1,650 Common Shares purchased in July, August and September 2012, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 1,806, 1,049 and 142,964 restricted shares surrendered in July, August and September 2012, respectively, by employees upon vesting to meet tax withholding.

(2)
On November 3, 2010, our Board of Directors approved a $750 million share repurchase program, which was to expire on November 30, 2013. In July 2012, we repurchased 2.3 million Common Shares having an aggregate cost of $100 million under this plan.

(3)
On August 8, 2012, our Board of Directors approved a new $750 million share repurchase program, which expires on August 31, 2015, and canceled the share repurchase program which was to expire on November 30, 2013. In August 2012 and September 2012, we repurchased 2.6 million Common Shares having an aggregate cost of $100 million ($50 million in each of August 2012 and September 2012) under this plan.

Item 5: Other Information
Amendments to Committed Receivables Sales Facility Program Agreements
On November 6, 2012, Cardinal Health Funding, LLC (“CHF”), a receivables financing subsidiary of Griffin Capital, LLC (“Griffin Capital”), a receivables financing subsidiary of Cardinal Health, Inc., Wells Fargo Bank, N.A. (“WF”), Liberty Street Funding LLC (“Liberty Street”), The Bank of Nova Scotia (“BNS”), Windmill Funding Corporation (“Windmill”), The Royal Bank of Scotland PLC (“RBS”), Atlantic Asset Securitization LLC (“Atlantic”), Credit Agricole Corporate and Investment Bank New York Branch (“Credit Agricole”), Market Street Funding LLC (“Market Street”), PNC Bank, National Association (“PNC”), Victory Receivables Corporation (“Victory”), and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUNY”) entered into a Seventh Amendment and Joinder to the Third Amended and Restated Receivables Purchase Agreement (the “Amendment”). The Third Amended and Restated Receivables Purchase Agreement (as amended, the “Receivables Purchase Agreement”) was entered into on November 19, 2007 among CHF, Griffin Capital, Variable Funding Capital Company, LLC, Victory, Windmill, Wachovia Bank, National Association, BTMUNY, as managing agent, ABN AMRO Bank N.V., individually and as managing agent, and Wachovia Capital Markets, LLC, as agent. Certain of the parties to the Receivables Purchase Agreement have changed since its execution. The principal purpose of the Amendment is to renew our $950 million committed receivables sales facility program until November 6, 2014, to remove Windmill, RBS, Atlantic and Credit Agricole as participants in the program and to add Market Street and PNC as participants. The Amendment will be filed with our quarterly report on Form 10-Q for the period ended December 31, 2012.
In connection with the renewal of our $950 million committed receivables sales facility program, Cardinal Health, Inc. and CHF entered into a Fourth Amended and Restated Performance Guaranty (the “Fourth A&R Performance Guaranty”). The Fourth A&R Performance Guaranty updates certain definitions and other provisions contained in the Third Amended and Restated Performance Guaranty, dated March 25, 2010, between Cardinal Health, Inc. and CHF for consistency with our $1.5 billion revolving credit facility. The Fourth A&R Performance Guaranty will be filed with our quarterly report on Form 10-Q for the period ended December 31, 2012.
From time to time, the financial institutions that are parties to the Receivables Purchase Agreement or their affiliates have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for us. We pay these financial institutions customary fees and expenses for these services. In particular, BNS, WF, BTMUNY and PNC or their affiliates currently act as members of the lending syndicate under our $1.5 billion revolving credit facility.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 6: Exhibits

Exhibit Number	Exhibit Description
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
10.1
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2012 and thereafter) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

10.2
Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 6, 2012, File No. 1-11373)

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

Cardinal Health, Inc.

Date:	November 9, 2012	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer