Form 10-Q
period 2012-12-31
CARDINAL HEALTH INC
filed 2013-02-06
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of the registrant’s Common Shares, without par value, outstanding as of January 31, 2013, was the following: 340,859,751.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per Common Share amounts)	2012	2011	2012	2011
Revenue	$25,232	$27,078	$51,121	$53,870
Cost of products sold	24,008	25,964	48,739	51,672
Gross margin	1,224	1,114	2,382	2,198

Operating expenses:
Distribution, selling, general and administrative expenses	699	640	1,388	1,283
Restructuring and employee severance	1	2	6	5
Acquisition-related costs	25	22	53	49
Impairments and loss on disposal of assets	5	1	6	2
Litigation (recoveries)/charges, net	(12)	—	(34)	(3)
Operating earnings	506	449	963	862

Other (income)/expense, net	(4)	—	(12)	5
Interest expense, net	27	23	53	46
Earnings before income taxes and discontinued operations	483	426	922	811

Provision for income taxes	180	162	347	310
Earnings from continuing operations	303	264	575	501

Loss from discontinued operations, net of tax	—	(2)	—	(2)
Net earnings	$303	$262	$575	$499

Basic earnings/(loss) per Common Share:
Continuing operations	$0.89	$0.77	$1.69	$1.45
Discontinued operations	—	(0.01)	—	(0.01)
Net basic earnings per Common Share	$0.89	$0.76	$1.69	$1.44

Diluted earnings/(loss) per Common Share:
Continuing operations	$0.88	$0.76	$1.67	$1.44
Discontinued operations	—	(0.01)	—	(0.01)
Net diluted earnings per Common Share	$0.88	$0.75	$1.67	$1.43

Weighted-average number of Common Shares outstanding:
Basic	340	345	340	345
Diluted	343	349	344	349

Cash dividends declared per Common Share	$0.2750	$0.2150	$0.5125	$0.4300
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2012	2011	2012	2011
Net earnings	$303	$262	$575	$499

Other comprehensive income/(loss), net of tax:
Net change in foreign currency translation adjustments	11	(5)	36	(20)
Net unrealized gain/(loss) on derivative instruments	2	—	1	(2)
Total other comprehensive income/(loss), net of tax	13	(5)	37	(22)
Total comprehensive income	$316	$257	$612	$477
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	December 31, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,255	$2,274
Trade receivables, net	6,158	6,355
Inventories	8,452	7,864
Prepaid expenses and other	996	1,017
Total current assets	17,861	17,510

Property and equipment, net	1,475	1,551
Goodwill and other intangibles, net	4,428	4,392
Other assets	878	807
Total assets	$24,642	$24,260

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,796	$11,726
Current portion of long-term obligations and other short-term borrowings	474	476
Other accrued liabilities	1,932	1,972
Total current liabilities	14,202	14,174

Long-term obligations, less current portion	2,423	2,418
Deferred income taxes and other liabilities	1,475	1,424

Shareholders’ equity:
Preferred Shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common Shares, without par value:
Authorized—755 million shares, Issued—364 million shares at December 31, 2012 and June 30, 2012	2,929	2,930
Retained earnings	4,491	4,093
Common Shares in treasury, at cost: 23 million shares and 21 million shares at December 31, 2012 and June 30, 2012, respectively	(952)	(816)
Accumulated other comprehensive income	74	37
Total shareholders’ equity	6,542	6,244
Total liabilities and shareholders’ equity	$24,642	$24,260
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in millions)	2012	2011
Cash flows from operating activities:
Net earnings	$575	$499
Loss from discontinued operations, net of tax	—	2
Earnings from continuing operations	575	501

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	176	156
Impairments and loss on disposal of assets	6	2
Share-based compensation	46	42
Provision for bad debts	9	2
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	228	167
Increase in inventories	(536)	(1,553)
Increase in accounts payable	31	1,118
Other accrued liabilities and operating items, net	(97)	(45)
Net cash provided by operating activities	438	390

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(126)	(7)
Additions to property and equipment	(62)	(101)
Proceeds from maturities of held-to-maturity securities	71	35
Purchase of held-to-maturity securities and other investments	—	(11)
Net cash used in investing activities	(117)	(84)

Cash flows from financing activities:
Net change in short-term borrowings	17	4
Reduction of long-term obligations	(6)	(1)
Proceeds from issuance of Common Shares	26	11
Tax disbursements from share-based compensation	(12)	—
Dividends on Common Shares	(165)	(152)
Purchase of treasury shares	(200)	(300)
Net cash used in financing activities	(340)	(438)

Net decrease in cash and equivalents	(19)	(132)
Cash and equivalents at beginning of period	2,274	1,930
Cash and equivalents at end of period	$2,255	$1,798
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
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
These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (this "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the "2012 Form 10-K"). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
Spin-Off of CareFusion
Effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation ("CareFusion") and retained the remaining shares of CareFusion common stock (the "Spin-Off"). During fiscal 2010 and 2011, we disposed of the remaining shares of CareFusion common stock. We are a party to a separation agreement and various other agreements relating to the separation, including a tax matters agreement. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $270 million and $265 million at December 31, 2012 and June 30, 2012, respectively, and is included in other assets in the condensed consolidated balance sheets.
Major Customers
Our largest customers, CVS Caremark Corporation ("CVS") and Walgreen Co. ("Walgreens"), accounted for approximately 22 percent and 21 percent, respectively, of our fiscal 2012 revenue. Our contracts with CVS and Walgreens are currently scheduled to expire in June 2013 and August 2013, respectively.

Recent Financial Accounting Standards
In June 2011, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to the presentation of comprehensive income. This guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted this amended guidance on a retrospective basis in the first quarter of fiscal 2013 and have elected to report comprehensive income and its components in a separate statement of comprehensive income. The adoption of this guidance did not impact our financial position or results of operations.
2. Acquisitions
While we have completed acquisitions during the six months ended December 31, 2012, the pro forma results of operations and the results of operations for acquisitions since the acquisition date have not been separately disclosed because the effects were not significant enough compared to the consolidated financial statements, individually or in the aggregate.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize restructuring and employee severance costs:

	Three Months Ended December 31,
(in millions)	2012	2011
Employee-related costs (1)	$—	$2
Facility exit and other costs (2)	1	—
Total	$1	$2

	Six Months Ended December 31,
(in millions)	2012	2011
Employee-related costs (1)	$5	$4
Facility exit and other costs (2)	1	1
Total	$6	$5

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2012	$16	$2	$18
Additions	9	1	10
Payments and other adjustments	(11)	(1)	(12)
Balance at December 31, 2012	$14	$2	$16
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, in total and by segment:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2012	$2,876	$1,102	$3,978
Goodwill acquired, net of purchase price adjustments	25	7	32
Foreign currency translation adjustments and other	3	5	8
Balance at December 31, 2012	$2,904	$1,114	$4,018
Purchased goodwill is not amortized, but instead is tested for impairment annually or when indicators of impairment exist. We performed annual impairment testing during the fourth quarter of fiscal 2012 and concluded that there were no impairments of goodwill. Refer to our 2012 Form 10-K for further discussion of our significant accounting policy relating to goodwill impairment testing.
Primarily due to reductions in anticipated future cash flows as a result of significant softness in the low-energy diagnostics market served by our nuclear pharmacy services division, we performed interim goodwill impairment testing for this reporting unit during the three months ended December 31, 2012. The carrying value of this reporting unit at December 31, 2012 was $1.0 billion, of which $829 million was goodwill. The fair value of the reporting unit was estimated to be approximately 20 percent in excess of its carrying value, using a combination of the income-based approach (using a discount rate of 9 percent) and the market-based approach.

Our determination of estimated fair value of the reporting unit is based on a combination of the income-based and market-based approaches. Under the market-based approach, we determine fair value by comparing our reporting unit to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Future anticipated cash flows are based on our long-term strategic business plans, and a terminal value is used to estimate the reporting unit's cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We concluded that there was no impairment of goodwill because the estimated fair value of the reporting unit exceeded its carrying value. Future unfavorable changes in anticipated cash flows, estimated terminal value, or discount rates, could materially affect our estimate of fair value and potentially result in goodwill impairment.
Other Intangible Assets
Other intangible assets with definite lives are amortized over their useful lives, which range from one to twenty years. The following tables summarize other intangible assets by class:

	December 31, 2012
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks	$17	$—	$17
Total indefinite-life intangibles	17	—	17

Definite-life intangibles:
Customer relationships	505	174	331
Trademarks and patents	49	40	9
Non-compete agreements	15	9	6
Other	96	49	47
Total definite-life intangibles	665	272	393
Total other intangible assets	$682	$272	$410

	June 30, 2012
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks	$17	$—	$17
Total indefinite-life intangibles	17	—	17

Definite-life intangibles:
Customer relationships	473	141	332
Trademarks and patents	45	36	9
Non-compete agreements	14	8	6
Other	93	43	50
Total definite-life intangibles	625	228	397
Total other intangible assets	$642	$228	$414

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Total amortization of intangible assets was $23 million and $19 million for the three months ended December 31, 2012 and 2011, respectively, and $44 million and $38 million for the six months ended December 31, 2012 and 2011, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2013 through 2017 is as follows: $42 million, $76 million, $58 million, $50 million and $41 million.
5. Income Taxes
Fluctuations in our effective tax rate are due to changes within international and U.S. state effective tax rates and discrete items. The following tables summarize our provision for income taxes as a percentage of pretax earnings ("effective tax rate"):

	Three Months Ended December 31,
	2012	2011
Effective tax rate	37.2%	37.9%

	Six Months Ended December 31,
	2012	2011
Effective tax rate	37.6%	38.1%
During the three and six months ended December 31, 2012, the effective tax rate was impacted by net unfavorable discrete items of $2 million and $6 million, or 0.3 percent and 0.6 percent, respectively. The discrete items include unfavorable amounts related to the establishment of a valuation allowance and changes in unrecognized tax benefits.
During the three and six months ended December 31, 2011, the effective tax rate was impacted by net unfavorable discrete items of $5 million and $8 million, or 1.1 percent and 1.0 percent, respectively. The discrete items include unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain state tax matters.
A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.
We had $660 million and $654 million of unrecognized tax benefits at December 31, 2012 and June 30, 2012, respectively. The December 31, 2012 and June 30, 2012 balances include $342 million and $337 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues (primarily IRS audits of fiscal years 2003 through 2005), or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $290 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2012 and June 30, 2012, we had $225 million and $209 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
6. Contingent Liabilities and Litigation
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
We may also be named from time-to-time in qui tam actions (False Claims Act cases initiated by private parties purporting to act on behalf of the government). These actions often allege that false claims have been submitted or have been caused to be submitted for payment by the government. After a qui tam action has been filed, the government must investigate and determine whether to intervene in the matter.  These actions may remain under seal while the government makes this determination.
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
Lakeland, Florida Distribution Center DEA Investigation and Related Matters
On February 3, 2012, the United States Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. On May 14, 2012, we entered into a settlement agreement with the DEA under which our Lakeland registration will remain suspended until May 15, 2014 and the DEA confirmed that it was planning no further administrative actions at any of our other facilities based on conduct prior to the settlement. The settlement agreement did not foreclose the possibility of the U.S. Department of Justice (the “DOJ”) seeking civil fines for conduct covered by the settlement agreement. In that regard, we have received civil subpoenas from two local offices within the DEA and the DOJ and are responding to these offices on these matters.
State of West Virginia vs. Cardinal Health, Inc.
On June 26, 2012, the West Virginia Attorney General filed complaints against fourteen pharmaceutical wholesale distributors, including us, in the Circuit Court of Boone County, West Virginia alleging, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act, were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. In addition to injunctive and other equitable relief, the complaints seek monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse. Motions have been filed by all defendants to remove the cases to the United States District Court for the Southern District of West Virginia.
DOJ Civil Investigative Demand
In September 2012, we received a civil investigative demand from the DOJ under the Federal False Claims Act requiring us to produce documents relating to the structure of discounts offered or provided to our customers. We are cooperating with the DOJ in this matter.

Qui Tam Action
We have learned that our subsidiary P4 Healthcare is a named defendant in a civil qui tam action filed in federal district court that alleges violations of the federal healthcare fraud and abuse laws and federal False Claims Act, both before and after we acquired P4 Healthcare. The DOJ is considering whether to intervene in the matter and has requested that we provide information relating to the allegations. We are cooperating with the DOJ in this matter. The action remains under seal.
Antitrust Litigation Proceeds
During the three and six months ended December 31, 2012, we recognized $12 million and $34 million, respectively, of income resulting from settlements of class action antitrust claims in which we were a class member.
Income Taxes
See Note 5 in this Form 10-Q and Note 8 to the consolidated financial statements in our 2012 Form 10-K for discussion of contingencies related to our income taxes.
7. Financial Instruments and Other Financing Arrangements
Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in our 2012 Form 10-K.
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
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, other short-term borrowings, and other accrued liabilities at December 31, 2012 and June 30, 2012 approximate fair value due to their short-term maturities.
We held investments in fixed income corporate debt securities at June 30, 2012, which were classified as held-to-maturity as we had the intent and ability to hold these investments until maturity. These investments were held at amortized cost, which approximated fair value. The fair value was estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represented a Level 2 measurement. We held $72 million of these investments at June 30, 2012, which were included within prepaid

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

expenses and other in the condensed consolidated balance sheets and matured during the six months ended December 31, 2012.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts:

(in millions)	December 31, 2012	June 30, 2012
Estimated fair value	$3,088	$3,075
Carrying amount	2,897	2,894
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
Other Financing Arrangements
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

Level 1 -	Observable prices in active markets for identical assets and liabilities.
Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following tables present the fair values for those assets and (liabilities) measured on a recurring basis:

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$612	$—	$—	$612
Forward contracts (2)	—	15	—	15
Other investments (3)	87	—	—	87
Total	$699	$15	$—	$714

	June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$997	$—	$—	$997
Forward contracts (2)	—	49	—	49
Other investments (3)	78	—	—	78
Contingent consideration obligation (4)	—	—	(4)	(4)
Total	$1,075	$49	$(4)	$1,120

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

(4)
The contingent consideration obligation was incurred in connection with the acquisition of P4 Healthcare. The former owners of P4 Healthcare had the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fair value of the contingent consideration obligation was determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement was based on significant inputs unobservable in the market and thus represented a Level 3 measurement. At each reporting date, we revalued the contingent consideration obligation to estimated fair value. Changes in the fair value of the contingent consideration obligation resulted from changes in the terms of the contingent payments, changes in discount periods and rates, changes in the timing and amount of EBITDA estimates, and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. As a result of changes in our estimate of performance in future periods, coupled with the progress of discussions with the former owners regarding an early termination and settlement, we recorded a $71 million total decrease in the fair value of the contingent consideration obligation primarily during the third and fourth quarters of fiscal 2012, which was included in acquisition-related costs in the condensed consolidated statements of earnings. We terminated and settled the remaining contingent consideration obligation in July 2012 for $4 million.

9. Shareholders' Equity
We made no repurchases of Common Shares during the three months ended December 31, 2012 and 2011.
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
10. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net earnings (the numerator) by the weighted-average number of Common Shares outstanding during each period (the denominator). Diluted EPS is similar to the computation for basic EPS, except that the denominator is increased by the dilutive effect of vested and nonvested stock options, restricted

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

shares and restricted share units computed using the treasury stock method. The total number of Common Shares issued, less the Common Shares held in treasury, is used to determine the Common Shares outstanding.
The following tables reconcile the number of Common Shares used to compute basic and diluted EPS:

	Three Months Ended December 31,
(in millions)	2012	2011
Weighted-average Common Shares–basic	340	345
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	3	4
Weighted-average Common Shares–diluted	343	349

	Six Months Ended December 31,
(in millions)	2012	2011
Weighted-average Common Shares–basic	340	345
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	4	4
Weighted-average Common Shares–diluted	344	349
The potentially dilutive employee stock options, restricted shares and restricted share units that were antidilutive were 12 million and 10 million for the three months ended December 31, 2012 and 2011, respectively, and 12 million and 10 million for the six months ended December 31, 2012 and 2011, respectively.
11. Segment Information
Our operations are principally managed on a products and services basis and are comprised of two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities.
The following tables include revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended December 31,
(in millions)	2012	2011
Pharmaceutical	$22,747	$24,665
Medical	2,487	2,416
Total segment revenue	25,234	27,081
Corporate (1)	(2)	(3)
Total revenue	$25,232	$27,078

	Six Months Ended December 31,
(in millions)	2012	2011
Pharmaceutical	$46,244	$49,083
Medical	4,879	4,796
Total segment revenue	51,123	53,879
Corporate (1)	(2)	(9)
Total revenue	$51,121	$53,870

(1)	Corporate revenue consists of the elimination of inter-segment revenue.

We evaluate segment performance based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses includes share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Information about interest income and expense and income taxes is not provided at the segment level.
Restructuring and employee severance, acquisition-related costs, impairments and loss on disposal of assets, litigation (recoveries)/charges, net, certain investment and other spending are not allocated to the segments. See Notes 2, 3 and 6, respectively, for further discussion of our acquisition-related costs, restructuring and employee severance, and litigation (recoveries)/charges, net. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $7 million and $3 million for the three months ended December 31, 2012 and 2011, respectively, and $7 million and $10 million for the six months ended December 31, 2012 and 2011, respectively.
The following tables include segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended December 31,
(in millions)	2012	2011
Pharmaceutical	$441	$394
Medical (1)	94	85
Total segment profit	535	479
Corporate	(29)	(30)
Total operating earnings	$506	$449

	Six Months Ended December 31,
(in millions)	2012	2011
Pharmaceutical	$841	$757
Medical (1)	168	164
Total segment profit	1,009	921
Corporate	(46)	(59)
Total operating earnings	$963	$862

(1)
During the three and six months ended December 31, 2012, we identified certain vendor chargeback billings that were delayed when we implemented our medical business transformation. Because the amount was not material to the prior-years' consolidated financial statements and the impact of recording the adjustment in the current period is not material to our condensed consolidated financial statements, we recorded out-of-period adjustments that increased Medical segment profit by $5 million and $8 million for the three and six months ended December 31, 2012, respectively. Of the total $8 million adjustment recorded during fiscal 2013, $4 million and $4 million relate to the third and fourth quarters of fiscal 2012, respectively.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

12. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of our officers, directors and certain employees. The following tables provide total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2012	2011
Restricted share and share unit expense	$14	$14
Employee stock option expense	5	6
Performance share unit expense	3	2
Total	$22	$22

	Six Months Ended December 31,
(in millions)	2012	2011
Restricted share and share unit expense	$29	$27
Employee stock option expense	12	12
Performance share unit expense	5	3
Total	$46	$42
The total tax benefit related to share-based compensation was $8 million for both the three months ended December 31, 2012 and 2011, respectively, and $16 million and $15 million for the six months ended December 31, 2012 and 2011, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All employee stock options are exercisable at a price equal to the market value of the Common Shares underlying the option at the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2012	21	$37.29
Granted	3	39.81
Exercised	(1)	29.26
Canceled and forfeited	(3)	46.36
Outstanding at December 31, 2012	20	$37.06
Exercisable at December 31, 2012	15	$36.56
The following table provides additional data related to stock options:

(in millions, except contractual lives)	December 31, 2012	June 30, 2012
Aggregate intrinsic value of outstanding options	$109	$137
Aggregate intrinsic value of exercisable options	95	84
Weighted-average remaining contractual life of outstanding options (in years)	4	3
Weighted-average remaining contractual life of exercisable options (in years)	3	2
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
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units granted under the Plans generally vest in equal annual installments over three years. The fair value is determined by the grant date market price of our Common Shares. Restricted shares and restricted share units accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted shares and restricted share units under the Plans:

(in millions, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	4	$35.46
Granted	2	39.81
Vested	(2)	33.10
Canceled and forfeited	—	—
Nonvested at December 31, 2012	4	$38.63
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	1	$42.60
Granted (1)	—	—
Vested	—	—
Canceled and forfeited	—	—
Nonvested at December 31, 2012	1	$41.36

(1)	During the six months ended December 31, 2012, 350 thousand performance share units were granted at target at a weighted-average fair value of $39.81.
13. Subsequent Events
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, we expect to, among other things, move production of procedure kits from our facility in Waukegan, Illinois to other facilities and sell property and consolidate office space in Waukegan, Illinois. In addition, we are reorganizing our Medical segment organization and plan to sell our sterilization processes in El Paso, Texas. At this time, we estimate the total costs associated with this restructuring plan to be approximately $79 million on a pre-tax basis, which will be recorded as restructuring and employee severance and impairments and loss on disposal of assets in the condensed consolidated statements of earnings.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at December 31, 2012 and June 30, 2012, and for our condensed consolidated statements of earnings for the three and six months ended December 31, 2012 and 2011. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Form 10-K.
Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in "Item 1A: Risk Factors" of our 2012 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, surgery centers, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We report our financial results in two segments: Pharmaceutical and Medical.
Revenue for the three and six months ended December 31, 2012 was $25.2 billion and $51.1 billion, a 7 percent and 5 percent decrease, respectively, from the prior-year periods, largely due to the previously disclosed expiration of our pharmaceutical distribution contract with Express Scripts, Inc. and the impact of brand-to-generic pharmaceutical conversions. Gross margin increased 10 percent to $1.2 billion and 8 percent to $2.4 billion for the three and six months ended December 31, 2012, respectively, reflecting strong performance in our Pharmaceutical segment generic programs. Operating earnings increased 13 percent to $506 million and 12 percent to $963 million for the three and six months ended December 31, 2012, respectively. Also contributing to the increase in operating earnings for the three and six months ended December 31, 2012 was $12 million and $34 million of income, respectively, from settlements of class action antitrust claims. Earnings from continuing operations were up 15 percent to $303 million and $575 million for the three and six months ended December 31, 2012, respectively, due to the factors discussed above.
Our cash and equivalents balance was $2.3 billion at both December 31, 2012 and June 30, 2012. For the six months ended December 31, 2012, our cash and equivalents balance was impacted by net cash provided by operating activities of $438 million, share repurchases of $200 million, cash dividends of $165 million and acquisitions of $126 million.

Restructuring
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, we expect to, among other things, move production of procedure kits from our facility in Waukegan, Illinois to other facilities and sell property and consolidate office space in Waukegan, Illinois. In addition, we are reorganizing our Medical segment organization and plan to sell our sterilization processes in El Paso, Texas. At this time, we estimate the total costs associated with this restructuring plan to be approximately $79 million on a pre-tax basis, of which approximately $55 million will be recognized in the second half of fiscal 2013. These costs will be recorded as restructuring and employee severance and impairments and loss on disposal of assets in the condensed consolidated statements of earnings. We expect this restructuring plan to be completed by the end of fiscal 2014 and expect to start realizing cost savings and other benefits from the plan beginning in fiscal 2014. See our Form 8-K filed on January 30, 2013 for additional information.
Trends
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Healthcare Reform Acts”) were enacted. The Healthcare Reform Acts impose a 2.3 percent excise tax based on the sales price of certain manufactured or imported medical devices, effective January 1, 2013. In December 2012, the Department of Treasury and the Internal Revenue Service issued final regulations and interim guidance implementing this tax.  We manufacture and sell devices that became subject to this tax beginning January 1, 2013.
In the ordinary course of our business, we are frequently in a request for proposal process for pharmaceutical distribution and other business of a customer or potential customer. CVS Caremark Corporation ("CVS") and Walgreen Co. ("Walgreens") accounted for approximately 22 percent and 21 percent, respectively, of our fiscal 2012 revenue. Our contracts with CVS and Walgreens are currently scheduled to expire in June 2013 and August 2013, respectively. Walgreens and CVS issued requests for proposal for pharmaceutical distribution services during August 2012 and December 2012, respectively, and we are participating in these processes.
Spin-Off of CareFusion
Effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation ("CareFusion") and retained the remaining shares of CareFusion common stock (the "Spin-Off"). During fiscal 2010 and 2011, we disposed of the remaining shares of CareFusion common stock. We are a party to a separation agreement and various other agreements relating to the separation, including a tax matters agreement. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $270 million and $265 million at December 31, 2012 and June 30, 2012, respectively, and is included in other assets in the condensed consolidated balance sheets.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Results of Operations
Revenue

	Three Months Ended December 31,
(in millions)	2012	2011	Change
Pharmaceutical	$22,747	$24,665	(8)%
Medical	2,487	2,416	3%
Total segment revenue	25,234	27,081	(7)%
Corporate	(2)	(3)	N.M.
Total revenue	$25,232	$27,078	(7)%

	Six Months Ended December 31,
(in millions)	2012	2011	Change
Pharmaceutical	$46,244	$49,083	(6)%
Medical	4,879	4,796	2%
Total segment revenue	51,123	53,879	(5)%
Corporate	(2)	(9)	N.M.
Total revenue	$51,121	$53,870	(5)%
Pharmaceutical Segment
Revenue for the three and six months ended December 31, 2012 compared to the prior-year periods was negatively impacted by the expiration on September 30, 2012 of our pharmaceutical distribution contract with Express Scripts, Inc. (approximately $2.2 billion and $2.2 billion, respectively), the revenue from which was classified as bulk sales. Primarily as a result of brand-to-generic pharmaceutical conversions, revenue from existing pharmaceutical distribution customers decreased by approximately $765 million and $2.3 billion, respectively. Brand-to-generic pharmaceutical conversions impact our revenue because generic pharmaceuticals generally sell at a lower price than the corresponding brand product and because some of our customers primarily source generic products directly from manufacturers rather than purchasing from us. The decrease was partially offset by increased pharmaceutical distribution revenue from new customers (approximately $1.0 billion and $1.9 billion, respectively) and revenue growth within our specialty solutions division ($260 million and $512 million, respectively).
Non-bulk sales for the six months ended December 31, 2012 compared to the prior-year period increased by 7 percent driven by growth from new customers. Bulk sales for the six months ended December 31, 2012 decreased by 23 percent driven primarily by the loss of our contract with Express Scripts, Inc. and brand-to-generic conversions.
Medical Segment
Revenue for the three and six months ended December 31, 2012 compared to the prior-year periods reflects the benefit of acquisitions ($55 million and $103 million, respectively). The increase in the three months ended December 31, 2012 was also a result of one additional sales day in the period ($29 million). The revenue increase was partially offset by lower volumes from existing customers ($30 million and $51 million, respectively) driven in part by lower procedural volume.
Cost of Products Sold
Consistent with the decrease in revenue, cost of products sold during the three and six months ended December 31, 2012 decreased $2.0 billion (8 percent) and $2.9 billion (6 percent), respectively, compared to the prior-year periods. See the gross margin discussion below for additional drivers impacting cost of products sold.

Gross Margin

	Three Months Ended December 31,
(in millions)	2012	2011	Change
Gross margin	$1,224	$1,114	10%

	Six Months Ended December 31,
(in millions)	2012	2011	Change
Gross margin	$2,382	$2,198	8%
Pharmaceutical Segment
Gross margin increased $78 million and $132 million during the three and six months ended December 31, 2012, respectively, compared to the prior-year periods driven by strong performance in our generic pharmaceutical programs (approximately $109 million and $203 million, respectively) and the benefits of customer and product mix within our pharmaceutical distribution division. Pharmaceutical distribution customer pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin by an estimated $34 million and $74 million, respectively. The adverse impact of these customer pricing changes for any particular customer is often partially offset by product mix, sourcing programs and other sources of margin. As described above, brand-to-generic conversions and the expiration of the Express Scripts, Inc. contract resulted in lower revenue; however, these items did not have a significant impact on gross margin. As a result of significant market softness, gross margin from our nuclear pharmacy services division decreased by $21 million and $42 million, respectively.
Medical Segment
Gross margin increased $30 million and $50 million during the three and six months ended December 31, 2012, respectively, compared to the prior-year periods. Decreases in the cost of oil-based resins, cotton, latex and other commodities used in our self-manufactured products increased gross margin by $13 million and $16 million, respectively. Acquisitions positively impacted gross margin by $12 million and $23 million, respectively. Favorable product mix positively impacted gross margin by $6 million and $13 million, respectively. During the three and six months ended December 31, 2011, costs associated with the Presource® procedure kit import matter decreased gross margin by $3 million and $13 million, respectively. These items were partially offset by the adverse impact of customer pricing changes ($12 million and $21 million, respectively), lower volume from existing customers and customer mix.
SG&A Expenses

	Three Months Ended December 31,
(in millions)	2012	2011	Change
SG&A expenses	$699	$640	9%

	Six Months Ended December 31,
(in millions)	2012	2011	Change
SG&A expenses	$1,388	$1,283	8%
SG&A expenses increased during the three and six months ended December 31, 2012 due to acquisitions ($12 million and $23 million, respectively), investment spending and other strategic priorities ($12 million during each period) and business system investments, including depreciation and other costs associated with the Medical segment business transformation project ($11 million and $23 million, respectively).

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Segment Profit and Consolidated Operating Earnings

	Three Months Ended December 31,
(in millions)	2012	2011	Change
Pharmaceutical	$441	$394	12%
Medical	94	85	11%
Total segment profit	535	479	12%
Corporate	(29)	(30)	N.M.
Total operating earnings	$506	$449	13%

	Six Months Ended December 31,
(in millions)	2012	2011	Change
Pharmaceutical	$841	$757	11%
Medical	168	164	3%
Total segment profit	1,009	921	10%
Corporate	(46)	(59)	N.M.
Total operating earnings	$963	$862	12%
Pharmaceutical Segment Profit
The principal drivers for the increase during the three and six months ended December 31, 2012 were strong performance in our generic pharmaceutical programs and the benefits of customer and product mix, partially offset by the unfavorable impact of pharmaceutical distribution customer pricing changes and significant market softness in our nuclear pharmacy services division. See the discussion of gross margin above for further information on these drivers.
Medical Segment Profit
The increase during the three and six months ended December 31, 2012 resulted from the decreased cost of commodities used in our self-manufactured products, the positive impact of acquisitions, favorable product mix, and the prior-year costs associated with the Presource® procedure kit import matter, partially offset by the unfavorable impact of customer pricing changes, lower volume from existing customers and customer mix. See the discussion of gross margin above for further information on these drivers.
The net impact of our medical business transformation was negative by $3 million and $13 million for the three and six months ended December 31, 2012 when considering all related factors, including year-over-year incremental depreciation and program expenses, realized benefits and approximately $5 million and $8 million favorable out-of-period adjustments for the three and six months ended December 31, 2012, respectively, to reflect certain vendor chargeback billings that were delayed when we implemented our medical business transformation. The $5 million out-of-period adjustment recorded during the three months ended December 31, 2012 included $2 million related to the three months ended September 30, 2012 and the remainder related to fiscal 2012.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended December 31,
(in millions)	2012	2011
Restructuring and employee severance	$1	$2
Acquisition-related costs	25	22
Impairments and loss on disposal of assets	5	1
Litigation (recoveries)/charges, net	(12)	—

	Six Months Ended December 31,
(in millions)	2012	2011
Restructuring and employee severance	$6	$5
Acquisition-related costs	53	49
Impairments and loss on disposal of assets	6	2
Litigation (recoveries)/charges, net	(34)	(3)
Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $22 million and $43 million for the three and six months ended December 31, 2012, respectively, and $19 million and $38 million for the three and six months ended December 31, 2011, respectively.
Litigation (Recoveries)/Charges, Net
During the three and six months ended December 31, 2012, we recognized $12 million and $34 million, respectively, of income resulting from settlements of class action antitrust claims in which we were a class member.
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended December 31,
(in millions)	2012	2011	Change
Other (income)/expense, net	$(4)	$—	N.M.
Interest expense, net	27	23	18%

	Six Months Ended December 31,
(in millions)	2012	2011	Change
Other (income)/expense, net	$(12)	$5	N.M.
Interest expense, net	53	46	14%
Provision for Income Taxes
The following tables summarize our provision for income taxes as a percentage of pretax earnings ("effective tax rate"):

	Three Months Ended December 31,
	2012	2011
Effective tax rate	37.2%	37.9%

	Six Months Ended December 31,
	2012	2011
Effective tax rate	37.6%	38.1%
During the three and six months ended December 31, 2012, the effective tax rate was impacted by net unfavorable discrete items of $2 million and $6 million, or 0.3 percent and 0.6 percent, respectively. The discrete items include unfavorable amounts related to the establishment of a valuation allowance and changes in unrecognized tax benefits.
During the three and six months ended December 31, 2011, the effective tax rate was impacted by net unfavorable discrete items of $5 million and $8 million, or 1.1 percent and 1.0 percent, respectively. The discrete items include unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain state tax matters.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

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
Cash and Equivalents
Our cash and equivalents balance was $2.3 billion at both December 31, 2012, and June 30, 2012. At December 31, 2012, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. For the six months ended December 31, 2012, our cash and equivalents balance was impacted by net cash provided by operating activities of $438 million, share repurchases of $200 million, cash dividends of $165 million and acquisitions of $126 million.
We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO”) to evaluate our working capital performance. DSO is calculated as trade receivables, net divided by (quarterly revenue divided by 90 days). DIOH is calculated as inventories divided by ((quarterly cost of products sold plus chargeback billings) divided by 90 days). DPO is calculated as accounts payable divided by ((quarterly cost of products sold plus chargeback billings) divided by 90 days). Chargeback billings are the difference between a product’s wholesale acquisition cost and the contract price established between the vendors and the end customer. Chargeback billings were $4.1 billion and $3.6 billion for the three months ended December 31, 2012 and 2011, respectively. Beginning in the first quarter of fiscal 2013, we changed our method of calculating DSO in order to align it with the 90-day convention that we use in the calculation of DIOH and DPO. Prior to this change, we calculated DSO by dividing trade receivables, net by (monthly revenue divided by 30 days). In connection with this change, we have revised prior-year information to conform to the new method of calculating DSO.

	December 31,
	2012	2011
Days sales outstanding	22.0	19.9
Days inventory on hand	27.0	27.0
Days payable outstanding	37.8	37.9
Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable and payments to vendors in the regular course of business.

DSO increased as a result of the expiration of our pharmaceutical distribution contract with Express Scripts, Inc. and growth in China and our specialty solutions division.
The expiration of our pharmaceutical distribution contract with Express Scripts, Inc. did not have a significant impact on DIOH and DPO.
The cash and equivalents balance at December 31, 2012 included $357 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
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
We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at December 31, 2012. We also had no outstanding balance under the revolving credit facility at December 31, 2012, except for $43 million of standby letters of credit. Our revolving credit and committed receivables sales facility programs require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of December 31, 2012, we were in compliance with these financial covenants.
On November 6, 2012, we renewed our $950 million committed receivables sales facility program until November 6, 2014.
Capital Expenditures
Capital expenditures during the six months ended December 31, 2012 and 2011 were $62 million and $101 million, respectively, which were primarily related to information technology projects.
Dividends
On October 30, 2012, we announced our 113th consecutive regular quarterly dividend, and increased the dividend by 16 percent to $0.275 per share, or $1.10 per share on an annualized basis. The dividend was paid on January 15, 2013 to shareholders of record on January 2, 2013.
Share Repurchases
We made no repurchases of our Common Shares during the three months ended December 31, 2012.
During the three months ended September 30, 2012, we repurchased $200 million of our Common Shares. We funded the repurchases with available cash. We have $650 million remaining under our current repurchase authorization which expires August 31, 2015.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2012 and through December 31, 2012.

Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Critical Accounting Policies and Sensitive Accounting Estimates
Refer to the Critical Accounting Policies and Sensitive Accounting Estimates section of "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. There have been no material changes to our critical accounting policies and sensitive accounting estimates since the end of fiscal 2012 and through December 31, 2012; however, we have disclosed updated information regarding an area of sensitive accounting estimates below.
Goodwill
Purchased goodwill is not amortized, but instead is tested for impairment annually or when indicators of impairment exist. We performed annual impairment testing during the fourth quarter of fiscal 2012 and concluded that there were no impairments of goodwill.
Primarily due to reductions in anticipated future cash flows as a result of significant softness in the low-energy diagnostics market served by our nuclear pharmacy services division, we performed interim goodwill impairment testing for this reporting unit during the three months ended December 31, 2012. The carrying value of this reporting unit at December 31, 2012 was $1.0 billion, of which $829 million was goodwill. The fair value of the reporting unit was estimated to be approximately 20 percent in excess of its carrying value, using a combination of the income-based approach (using a discount rate of 9 percent) and the market-based approach. If we alter our testing by increasing the discount rate in the income-based approach discounted cash flow analysis by 1 percent, the estimated fair value of the reporting unit would be approximately $1.1 billion, or 10 percent in excess of its carrying value.
Our determination of estimated fair value of the reporting unit is based on a combination of the income-based and market-based approaches. Under the market-based approach, we determine fair value by comparing our reporting unit to similar businesses or guideline companies whose securities are actively traded in public markets. Our weighting of the income-based and market-based approaches can change based on the availability of public data from similar businesses or guideline companies. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Future anticipated cash flows are based on our long-term strategic business plans, and a terminal value is used to estimate the reporting unit's cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We concluded that there was no impairment of goodwill because the estimated fair value of the reporting unit exceeded its carrying value. Future unfavorable changes in anticipated cash flows, estimated terminal value, or discount rates, could materially affect our estimate of fair value and potentially result in goodwill impairment.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We believe there have been no material changes in the quantitative and qualitative market risks since our 2012 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In fiscal 2012, the Medical segment implemented a business transformation project, including a new information system for certain supply chain and financial processes, which constituted a material change to our internal control over financial reporting. To support our internal control over financial reporting during the implementation and initial operation of the new system, we established temporary compensating controls that were largely eliminated during the three months ended September 30, 2012. Although implementation of the new system is substantially complete, the Medical segment added temporary compensating controls during the three months ended December 31, 2012 and continues to refine some processes and may add additional temporary compensating controls. However, we do not expect any of these refinements or temporary compensating controls to materially affect our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.
In May and June 2012, Herman Kleid and Henry Stanley, Jr., each purported shareholders, filed derivative actions on behalf of Cardinal Health, Inc. in the United States District Court for the Southern District of Ohio against the current and certain former members of our Board of Directors. A similar action was filed by Daniel Himmel, a purported shareholder, in the Common Pleas Court of Delaware County, Ohio and included certain of our officers as defendants. The complaints allege that the defendants breached their fiduciary duties in connection with the DEA's recent suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, and the suspension and reinstatement of such registrations at three of our facilities in 2007 and 2008. The Himmel action also makes claims based on corporate waste and unjust enrichment. The complaints seek, among other things, unspecified money damages against the defendants and an award of attorney's fees. In July and August 2012, the defendants filed motions to dismiss all three complaints. In October 2012, Herman Kleid voluntarily dismissed his complaint without prejudice and the court dismissed the Stanley action with prejudice. In November 2012, the plaintiff in the Stanley action filed a notice of appeal regarding the court's decision.
Separately, in September 2012, a purported shareholder made demand on our Board of Directors to take action against the current and certain former members of our Board of Directors to recover damages based on allegations similar to those set forth in the derivative actions above. Our Board of Directors has formed a special committee of independent directors to investigate the allegations made in the shareholder demand. The special committee's investigation is ongoing.
Item 1A: Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Item 1A: Risk Factors" and other risks discussed in our 2012 Form 10-K and our filings with the SEC since June 30, 2012.

These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our Common Shares during the three months ended December 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
October 1 – 31, 2012	1,137	$40.88	—	$650
November 1 – 30, 2012	2,728	40.74	—	650
December 1 – 31, 2012	720	41.86	—	650
Total	4,585	$40.95	—	$650

(1)
Includes 233, 2,083 and 361 Common Shares purchased in October, November and December 2012, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan. Also includes 904, 645 and 359 restricted shares surrendered in October, November and December 2012, respectively, by employees upon vesting to meet tax withholding.

(2)
On August 8, 2012, our Board of Directors approved a $750 million share repurchase program, which expires on August 31, 2015. During the three months ended December 31, 2012, we did not repurchase any of our Common Shares under this program.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 6: Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on August 10, 2012, File No. 1-11373)
10.1	Form of Aircraft Time Sharing Agreement, effective as of January 1, 2013, between Cardinal Health, Inc. and George S. Barrett
10.2	Seventh Amendment and Joinder, dated as of November 6, 2012, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007
10.3	Fourth Amended and Restated Performance Guaranty, dated as of November 6, 2012, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC
10.4	Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.)
10.5
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC

10.6
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC

10.7	Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co.
10.8	Form of First Amendment to form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health, Inc.

Date:	February 6, 2013	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer