Form 10-Q
period 2013-03-31
CARDINAL HEALTH INC
filed 2013-05-08
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of the registrant’s Common Shares, without par value, outstanding as of April 30, 2013, was the following: 341,823,232.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per Common Share amounts)	2013	2012	2013	2012
Revenue	$24,552	$26,918	$75,673	$80,788
Cost of products sold	23,261	25,711	72,000	77,383
Gross margin	1,291	1,207	3,673	3,405

Operating expenses:
Distribution, selling, general and administrative expenses	712	683	2,099	1,966
Restructuring and employee severance	33	7	39	12
Acquisition-related costs	53	(27)	106	23
Impairments and loss on disposal of assets	21	17	27	19
Litigation (recoveries)/charges, net	(3)	—	(37)	(3)
Operating earnings	475	527	1,439	1,388

Other income, net	(6)	(7)	(17)	(3)
Interest expense, net	34	24	87	70
Earnings before income taxes and discontinued operations	447	510	1,369	1,321

Provision for income taxes	101	178	448	487
Earnings from continuing operations	346	332	921	834

Earnings/(loss) from discontinued operations, net of tax	(1)	1	(1)	(2)
Net earnings	$345	$333	$920	$832

Basic earnings/(loss) per Common Share:
Continuing operations	$1.01	$0.96	$2.70	$2.42
Discontinued operations	—	—	—	(0.01)
Net basic earnings per Common Share	$1.01	$0.96	$2.70	$2.41

Diluted earnings/(loss) per Common Share:
Continuing operations	$1.00	$0.95	$2.68	$2.39
Discontinued operations	—	—	(0.01)	(0.01)
Net diluted earnings per Common Share	$1.00	$0.95	$2.67	$2.38

Weighted-average number of Common Shares outstanding:
Basic	341	345	341	345
Diluted	345	349	344	349

Cash dividends declared per Common Share	$0.2750	$0.2150	$0.7875	$0.6450
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2013	2012	2013	2012
Net earnings	$345	$333	$920	$832

Other comprehensive income/(loss), net of tax:
Net change in foreign currency translation adjustments	(24)	15	12	(5)
Net unrealized gain on derivative instruments	6	2	7	—
Total other comprehensive income/(loss), net of tax	(18)	17	19	(5)
Total comprehensive income	$327	$350	$939	$827
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	March 31, 2013	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,305	$2,274
Trade receivables, net	6,416	6,355
Inventories	8,328	7,864
Prepaid expenses and other	878	1,017
Total current assets	17,927	17,510

Property and equipment, net	1,470	1,551
Goodwill and other intangibles, net	6,413	4,392
Other assets	913	807
Total assets	$26,723	$24,260

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,049	$11,726
Current portion of long-term obligations and other short-term borrowings	446	476
Other accrued liabilities	1,979	1,972
Total current liabilities	14,474	14,174

Long-term obligations, less current portion	3,714	2,418
Deferred income taxes and other liabilities	1,705	1,424

Shareholders’ equity:
Preferred Shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common Shares, without par value:
Authorized—755 million shares, Issued—364 million shares at March 31, 2013 and June 30, 2012	2,936	2,930
Retained earnings	4,742	4,093
Common Shares in treasury, at cost: 22 million shares and 21 million shares at March 31, 2013 and June 30, 2012, respectively	(904)	(816)
Accumulated other comprehensive income	56	37
Total shareholders’ equity	6,830	6,244
Total liabilities and shareholders’ equity	$26,723	$24,260
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in millions)	2013	2012
Cash flows from operating activities:
Net earnings	$920	$832
Loss from discontinued operations, net of tax	1	2
Earnings from continuing operations	921	834

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	275	239
Impairments and loss on disposal of assets	27	19
Share-based compensation	68	63
Provision for bad debts	18	7
Change in fair value of contingent consideration obligation	—	(53)
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	81	(310)
Increase in inventories	(343)	(870)
Increase in accounts payable	214	1,212
Other accrued liabilities and operating items, net	166	142
Net cash provided by operating activities	1,427	1,283

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(2,219)	(143)
Additions to property and equipment	(103)	(158)
Proceeds from maturities of held-to-maturity securities	71	46
Purchase of other investments	(6)	(11)
Net cash used in investing activities	(2,257)	(266)

Cash flows from financing activities:
Net change in short-term borrowings	(11)	8
Reduction of long-term obligations	(6)	(45)
Proceeds from long-term obligations, net of issuance costs	1,286	—
Net proceeds from issuance of Common Shares	63	23
Tax proceeds/(disbursements) from share-based compensation	(13)	3
Dividends on Common Shares	(258)	(226)
Purchase of treasury shares	(200)	(300)
Net cash provided by/(used in) financing activities	861	(537)

Net increase in cash and equivalents	31	480
Cash and equivalents at beginning of period	2,274	1,930
Cash and equivalents at end of period	$2,305	$2,410
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
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
These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (this "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the "2012 Form 10-K"). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
Spin-Off of CareFusion
Effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation ("CareFusion") and retained the remaining shares of CareFusion common stock (the "Spin-Off"). During fiscal 2010 and 2011, we disposed of the remaining shares of CareFusion common stock. We are a party to a separation agreement and various other agreements relating to the separation, including a tax matters agreement. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the Spin-Off. The indemnification receivable was $273 million and $265 million at March 31, 2013 and June 30, 2012, respectively, and is included in other assets in the condensed consolidated balance sheets.
Major Customers
On March 19, 2013, we announced that our pharmaceutical distribution contract with Walgreen Co. (“Walgreens”), which is scheduled to expire at the end of August 2013, will not be renewed. Sales to Walgreens generated approximately 21 percent of our consolidated revenue for fiscal 2012.

Recent Financial Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to reclassifications out of accumulated other comprehensive income ("AOCI"). An entity is required to present, either parenthetically on the face of the statement where net income is presented or in the notes, the significant amounts, by component, reclassified out of AOCI by the respective line items of net income and to report changes in its AOCI balances by component. This amendment will be effective for us in the first quarter of fiscal 2014, with early adoption permitted. We do not expect the adoption of this guidance to impact our financial position or results of operations.
In January 2013, the FASB issued updated guidance to limit the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. This guidance will be effective for us and applied retrospectively in the first quarter of fiscal 2014. We do not expect the adoption of this guidance to impact our financial position or results of operations.
In June 2011, the FASB issued amended accounting guidance related to the presentation of comprehensive income. This guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. We adopted this amended guidance on a retrospective basis in the first quarter of fiscal 2013 and have elected to report comprehensive income and its components in a separate statement of comprehensive income. The adoption of this guidance did not impact our financial position or results of operations.
2. Acquisitions
While we have completed several acquisitions during the nine months ended March 31, 2013, the pro forma results of operations and the results of operations for acquisitions since the acquisition date have not been separately disclosed because the effects were not significant enough compared to the consolidated financial statements, individually or in the aggregate.
AssuraMed
On March 18, 2013, we completed the acquisition of AssuraMed, Inc. ("AssuraMed") for $2.07 billion, net of cash acquired, in an all-cash transaction. We funded the acquisition through the issuance of $1.3 billion in fixed rate notes, as discussed in Note 6, and cash on hand. The acquisition of AssuraMed, a provider of medical supplies to patients in the home, expands our ability to serve this patient base. The allocation of the purchase price is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition. The purchase price is also subject to adjustment based on working capital requirements as set forth in the merger agreement. Transaction costs associated with the purchase of AssuraMed were $18 million and are included in acquisition-related costs in the condensed consolidated statements of earnings.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The estimated fair value of the identifiable intangible assets was determined using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

appropriate rate of return. The discount rate used to arrive at the present value of the identifiable intangible assets was 9.5 percent to reflect the internal rate of return and uncertainty in the cash flow projections. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for AssuraMed:

(in millions)	Amount	Weighted-Average Useful Lives of Identifiable Intangible Assets
Identifiable intangible assets:
Customer relationships	$460	9
Trade names	160	11
Other	7	3
Total identifiable intangible assets acquired	627	9

Cash and equivalents	25
Trade receivables	118
Inventories	70
Prepaid expenses and other	90
Property and equipment	40
Accounts payable	(71)
Other accrued liabilities	(21)
Deferred income taxes and other liabilities	(182)
Total identifiable net assets acquired	696
Goodwill	1,396
Total net assets acquired	$2,092
P4 Healthcare
We acquired Healthcare Solutions Holding, LLC ("P4 Healthcare") in July 2010. In accordance with the acquisition agreement, as amended, the former owners of P4 Healthcare had the right to receive certain contingent payments of up to $100 million. As a result of changes in our estimate of performance in future periods, coupled with the progress of discussions with the former owners regarding an early termination and settlement, we recorded a $55 million decrease in the fair value of the contingent consideration obligation during the three months ended March 31, 2012 and an additional $16 million decrease during the three months ended June 30, 2012. We terminated and settled the remaining contingent consideration obligation in July 2012 for $4 million. See Note 9 for an explanation of the fair value measurement for the contingent consideration obligation.
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
At this time, we estimate the total costs associated with this restructuring plan to be approximately $79 million on a pre-tax basis, of which $40 million was recognized during the three months ended March 31, 2013, including the employee-related costs and facility exit and other costs discussed below and the gamma sterilization assets write down as discussed in Note 4. Of the approximately $39 million remaining costs to be recognized through the end of fiscal 2014, we estimate that approximately $9 million will be employee-related costs, approximately $16 million will be facility exit and other costs and approximately $14 million will be an expected loss on disposal of assets.
The following tables summarize restructuring and employee severance costs:

	Three Months Ended March 31,
(in millions)	2013 (3)	2012
Employee-related costs (1)	$29	$7
Facility exit and other costs (2)	4	—
Total	$33	$7

	Nine Months Ended March 31,
(in millions)	2013 (3)	2012
Employee-related costs (1)	$34	$11
Facility exit and other costs (2)	5	1
Total	$39	$12

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

(3)	Includes $25 million of employee-related costs and $4 million of facility exit and other costs related to the restructuring plan within our Medical segment.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2012	$16	$2	$18
Additions	38	2	40
Payments and other adjustments	(16)	(2)	(18)
Balance at March 31, 2013	$38	$2	$40
4. Impairments and Loss on Disposal of Assets
In connection with our Medical segment restructuring plan discussed in Note 3, during the three months ended March 31, 2013, we recognized an $11 million loss to write down our gamma sterilization assets in El Paso, Texas to the estimated fair value less costs to sell, as these assets met the criteria for classification as held for sale. The fair value of our gamma sterilization assets was estimated using the expected selling price. These are unobservable inputs and thus the fair value represents a Level 3

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

nonrecurring fair value measurement.
Also during the three months ended March 31, 2013, we recorded an $8 million write-off of commercial software under development within our Pharmaceutical segment in connection with our decision to discontinue this project.
During the three months ended March 31, 2012, we recorded a charge of $16 million to write off an indefinite-life intangible asset related to the P4 Healthcare trade name, an asset within our Pharmaceutical segment. We rebranded P4 Healthcare under the Cardinal Health Specialty Solutions name.
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, in total and by segment:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2012	$2,876	$1,102	$3,978
Goodwill acquired, net of purchase price adjustments	23	1,403	1,426
Foreign currency translation adjustments and other	2	1	3
Balance at March 31, 2013	$2,901	$2,506	$5,407
The increase in the Medical segment goodwill is primarily due to the AssuraMed acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity, expected growth from new customers and long-term brand value. See Note 2 for further discussion of this acquisition.
Goodwill is not amortized, but instead is tested for impairment annually or when indicators of impairment exist. We performed annual impairment testing during the fourth quarter of fiscal 2012 and concluded that there were no impairments of goodwill. Refer to our 2012 Form 10-K for further discussion of our significant accounting policy relating to goodwill impairment testing.
During the three months ended December 31, 2012, we performed interim goodwill impairment testing for our nuclear pharmacy services division, primarily due to reductions in anticipated future cash flows as a result of significant softness in the low-energy diagnostics market served by this reporting unit. The carrying value of this reporting unit at December 31, 2012 was $1.0 billion, of which $829 million was goodwill. We concluded that there was no impairment of goodwill because the fair value of the reporting unit was estimated to be approximately 20 percent in excess of its carrying value, using a combination of the income-based approach (using a discount rate of 9 percent) and the market-based approach. There were no events or changes in circumstances during the three months ended March 31, 2013 that would more likely than not reduce the fair value of our nuclear pharmacy services division below its carrying value.
Our determination of estimated fair value of the reporting unit is based on a combination of the market-based and income-based approaches. Under the market-based approach, we determine fair value by comparing our reporting unit to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Future anticipated cash flows are based on our long-term strategic business plans, and a terminal value is used to estimate the reporting unit's cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements. Future unfavorable changes in anticipated cash flows, estimated terminal value or discount rates, or future changes in the industry or peer groups could materially affect our estimate of fair value and potentially result in goodwill impairment.
Other Intangible Assets
Other intangible assets with definite lives are amortized over their useful lives, which range from one to twenty years. The following tables summarize other intangible assets by class:

	March 31, 2013
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	969	195	774
Trademarks, trade names and patents	209	43	166
Non-compete agreements	15	10	5
Other	101	51	50
Total definite-life intangibles	1,294	299	995
Total other intangible assets	$1,305	$299	$1,006

	June 30, 2012
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$17	$—	$17
Total indefinite-life intangibles	17	—	17

Definite-life intangibles:
Customer relationships	473	141	332
Trademarks, trade names and patents	45	36	9
Non-compete agreements	14	8	6
Other	93	43	50
Total definite-life intangibles	625	228	397
Total other intangible assets	$642	$228	$414
The increase in definite-life intangible assets during fiscal 2013 is primarily due to the acquisition of AssuraMed. See Note 2 for further discussion of this acquisition.
Total amortization of intangible assets was $28 million and $21 million for the three months ended March 31, 2013 and 2012, respectively, and $72 million and $58 million for the nine months ended March 31, 2013 and 2012, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2013 through 2017 is as follows: $48 million, $177 million, $148 million, $134 million and $123 million.
6. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
On February 19, 2013, we sold in a registered offering $400 million

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

aggregate principal amount of 1.7% notes that mature on March 15, 2018, $550 million aggregate principal amount of 3.2% notes that mature on March 15, 2023 and $350 million aggregate principal amount of 4.6% notes that mature on March 15, 2043 (collectively, the "Notes"). The Notes are unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. We used the proceeds to fund a portion of the purchase price of AssuraMed as discussed in Note 2.
The Notes require us to offer to purchase the Notes at 101 percent of the principal amount plus accrued and unpaid interest if we undergo a change of control, as defined in the Notes, and the Notes receive specified ratings below investment grade by each of Standard & Poor's Ratings Services, Moody's Investors Service, Inc. and Fitch Ratings.
In connection with our agreement to acquire AssuraMed, on February 13, 2013 we obtained a commitment letter from certain financial institutions for a $1.3 billion unsecured bridge term loan facility that could be used to complete the acquisition. We incurred fees of $5 million related to this facility, which are included in interest expense, net in the condensed consolidated statements of earnings. No amounts were drawn under the facility and upon receipt of the net proceeds of the Notes offering on February 22, 2013, we terminated the commitment letter.
The following table summarizes long-term obligations and other short-term borrowings:

(in millions)	March 31, 2013	June 30, 2012
1.7% Notes due 2018	$399	$—
1.9% Notes due 2017	250	250
3.2% Notes due 2022	250	250
3.2% Notes due 2023	549	—
4.0% Notes due 2015	528	536
4.6% Notes due 2043	349	—
4.625% Notes due 2020	538	538
5.5% Notes due 2013	301	304
5.8% Notes due 2016	304	305
5.85% Notes due 2017	161	160
6.0% Notes due 2017	204	206
7.0% Debentures due 2026	124	125
7.8% Debentures due 2016	37	37
Other obligations	166	183
Total	$4,160	$2,894
Less: current portion of long-term obligations and other short-term borrowings	446	476
Long-term obligations, less current portion	$3,714	$2,418
Other Financing Arrangements
On November 6, 2012, we renewed our $950 million committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") until November 6, 2014. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells the receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors. We had no outstanding balance under the committed receivable sales facility program at March 31, 2013 and June 30, 2012.

7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates and discrete items.
During the three and nine months ended March 31, 2013, the effective tax rate of 22.7 percent and 32.7 percent was impacted by net favorable discrete items of $57 million and $51 million, or 12.7 and 3.7 percentage points, respectively. The discrete items include the favorable impact of revaluation of the deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax authorities ($64 million), partially offset by unfavorable amounts related to remeasuring certain unrecognized tax benefits.
During the three months ended March 31, 2012, the effective tax rate of 34.9 percent was impacted by net favorable discrete items of $4 million, or 0.7 percentage points. This included the favorable impact of settlement of federal, foreign and state tax controversies ($36 million), a favorable impact from the related reduction for interest on unrepatriated foreign earnings ($9 million) and a net unfavorable impact of remeasuring some current and prior-years' unrecognized tax benefits primarily as a result of ongoing negotiations with tax authorities ($44 million).
During the nine months ended March 31, 2012, the effective tax rate of 36.9 percent was impacted by net unfavorable discrete items of $5 million, or 0.4 percentage points. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain federal, state and foreign tax matters.
We had $682 million and $654 million of unrecognized tax benefits at March 31, 2013 and June 30, 2012, respectively. The March 31, 2013 and June 30, 2012 balances include $363 million and $337 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues (primarily IRS audit settlements for various fiscal years), reassessment of existing unrecognized tax benefits or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of approximately zero to $420 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At March 31, 2013 and June 30, 2012, we had $231 million and $209 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
State of West Virginia vs. Cardinal Health, Inc.
On June 26, 2012, the West Virginia Attorney General filed complaints against fourteen pharmaceutical wholesale distributors, including us, in the Circuit Court of Boone County, West Virginia alleging, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act, were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. In addition to injunctive and other equitable relief, the complaints seek monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse. In July 2012, the defendants removed the cases to the United States District Court for the Southern District of West Virginia. In March 2013, the federal district court granted the plaintiff's motions to remand the cases to state court.
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
During the three and nine months ended March 31, 2013, we recognized

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

$3 million and $37 million, respectively, of income resulting from settlements of class action antitrust claims in which we were a class member.
Income Taxes
See Note 7 in this Form 10-Q and Note 8 to the consolidated financial statements in our 2012 Form 10-K for discussion of contingencies related to our income taxes.
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

Level 1 -	Observable prices in active markets for identical assets and liabilities.
Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following tables present the fair values for those assets and (liabilities) measured on a recurring basis:

	March 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$676	$—	$—	$676
Forward contracts (2)	—	25	—	25
Other investments (3)	87	—	—	87
Total	$763	$25	$—	$788

	June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$997	$—	$—	$997
Forward contracts (2)	—	49	—	49
Other investments (3)	78	—	—	78
Contingent consideration obligation (4)	—	—	(4)	(4)
Total	$1,075	$49	$(4)	$1,120

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

(4)
The contingent consideration obligation was incurred in connection with the acquisition of P4 Healthcare. The former owners of P4 Healthcare had the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fair value of the contingent consideration obligation was determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement was based on significant inputs unobservable in the market and thus represented a Level 3 measurement. At each reporting date, we revalued the contingent consideration obligation to estimated fair value. Changes in the fair value of the contingent consideration obligation resulted from changes in the terms of the contingent payments, changes in discount periods and rates, changes in the timing and amount of EBITDA estimates, and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. As a result of changes in our estimate of performance in future periods, coupled with the progress of discussions with the former owners regarding an early termination and settlement, we recorded a $55 million decrease in the fair value of the contingent consideration obligation during the three months ended March 31, 2012 and an additional $16 million decrease during the three months ended June 30, 2012. We terminated and settled the remaining contingent consideration obligation in July 2012 for $4 million.
10. Financial Instruments
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
In February 2013, we entered into pay-floating interest rate swaps with total notional amounts of $450 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in prepaid expenses and other assets in the condensed consolidated balance sheets as of March 31, 2013.
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
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, other short-term borrowings and other accrued liabilities at March 31, 2013 and June 30, 2012 approximate fair value due to their short-term maturities.
We held investments in fixed income corporate debt securities at June 30, 2012, which were classified as held-to-maturity as we had the intent and ability to hold these investments until maturity. These investments were held at amortized cost, which approximated fair value. The fair value was estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represented a Level 2 measurement. We held $72 million of these investments at June 30, 2012, which were included within prepaid expenses and other in the condensed consolidated balance sheets and matured during the six months ended December 31, 2012.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts:

(in millions)	March 31, 2013	June 30, 2012
Estimated fair value	$4,326	$3,075
Carrying amount	4,160	2,894
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Equity
We made no repurchases of Common Shares during the second and third quarters of fiscal 2013 and 2012, respectively.
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
12. Earnings Per Share
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
The following tables reconcile the number of Common Shares used to compute basic and diluted EPS:

	Three Months Ended March 31,
(in millions)	2013	2012
Weighted-average Common Shares–basic	341	345
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	4	4
Weighted-average Common Shares–diluted	345	349

	Nine Months Ended March 31,
(in millions)	2013	2012
Weighted-average Common Shares–basic	341	345
Effect of dilutive securities:
Employee stock options, restricted shares and restricted share units	3	4
Weighted-average Common Shares–diluted	344	349
The potentially dilutive employee stock options, restricted shares and restricted share units that were antidilutive were 7 million and 9 million for the three months ended March 31, 2013 and 2012, respectively, and 10 million for both the nine months ended March 31, 2013 and 2012, respectively.
13. Segment Information
Our operations are principally managed on a products and services basis and are comprised of two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities. The results of AssuraMed, which we acquired on March 18, 2013, are included in our Medical segment from the date of the acquisition.
The following tables include revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended March 31,
(in millions)	2013	2012
Pharmaceutical	$22,070	$24,508
Medical	2,484	2,414
Total segment revenue	24,554	26,922
Corporate (1)	(2)	(4)
Total revenue	$24,552	$26,918

	Nine Months Ended March 31,
(in millions)	2013	2012
Pharmaceutical	$68,314	$73,591
Medical	7,363	7,210
Total segment revenue	75,677	80,801
Corporate (1)	(4)	(13)
Total revenue	$75,673	$80,788

(1)	Corporate revenue consists of the elimination of inter-segment revenue.
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
Restructuring and employee severance, acquisition-related costs, impairments and loss on disposal of assets, litigation (recoveries)/charges, net, certain investment and other spending are not allocated to the segments. See Notes 2, 3 and 8, respectively, for further discussion of our acquisition-related costs, restructuring and employee severance, and litigation (recoveries)/charges, net. Investment spending generally includes the first year spend for certain projects that require incremental strategic investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Corporate was $7 million and $4 million for the three months ended March 31, 2013 and 2012, respectively, and $14 million for both the nine months ended March 31, 2013 and 2012, respectively.
The following tables include segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended March 31,
(in millions)	2013	2012
Pharmaceutical	$498	$446
Medical (1)	100	89
Total segment profit	598	535
Corporate	(123)	(8)
Total operating earnings	$475	$527

	Nine Months Ended March 31,
(in millions)	2013	2012
Pharmaceutical	$1,339	$1,204
Medical (1)	268	253
Total segment profit	1,607	1,457
Corporate	(168)	(69)
Total operating earnings	$1,439	$1,388

(1)
During the six months ended December 31, 2012, we identified certain vendor chargeback billings that were delayed when we implemented our medical business transformation. Because the amount was not material to the prior-year's consolidated financial statements and the impact of recording the adjustment in the current period was not material to our condensed consolidated financial statements, we recorded out-of-period adjustments that increased Medical segment profit by $8 million for the six months ended December 31, 2012. Of the total $8 million adjustment recorded during fiscal 2013, $4 million and $4 million related to the three months ended March 31, 2012 and June 30, 2012, respectively.

The following table presents total assets for each segment as well as reconciling items necessary to total the amounts reported in the condensed consolidated balance sheets:

(in millions)	March 31, 2013	June 30, 2012
Pharmaceutical	$16,926	$16,642
Medical	6,565	4,399
Corporate	3,232	3,219
Total assets	$26,723	$24,260
14. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of our officers, directors and certain employees. The following tables provide total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2013	2012
Restricted share and share unit expense	$15	$14
Employee stock option expense	5	6
Performance share unit expense	2	2
Total	$22	$22

	Nine Months Ended March 31,
(in millions)	2013	2012
Restricted share and share unit expense	$44	$41
Employee stock option expense	17	18
Performance share unit expense	7	4
Total	$68	$63

The total tax benefit related to share-based compensation was $8 million for both the three months ended March 31, 2013 and 2012, respectively, and $25 million and $23 million for the nine months ended March 31, 2013 and 2012, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All employee stock options are exercisable at a price equal to the market value of the Common Shares underlying the option at the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2012	21	$37.29
Granted	3	39.81
Exercised	(3)	30.70
Canceled and forfeited	(3)	46.25
Outstanding at March 31, 2013	18	$37.50
Exercisable at March 31, 2013	13	$37.09
The following table provides additional data related to stock options:

(in millions, except contractual lives)	March 31, 2013	June 30, 2012
Aggregate intrinsic value of outstanding options	$98	$137
Aggregate intrinsic value of exercisable options	82	84
Weighted-average remaining contractual life of outstanding options (in years)	4	3
Weighted-average remaining contractual life of exercisable options (in years)	3	2
Stock options are granted to our officers and certain employees. The fair values were estimated on the grant date using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account individual exercise patterns based on changes in our stock price and other variables, and it provides for a range of input assumptions.
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units granted under the Plans generally vest in equal annual installments over three years. The fair value is determined by the grant date market price of our Common Shares. Restricted shares and restricted share units accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted shares and restricted share units under the Plans:

(in millions, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	4	$35.46
Granted	2	39.85
Vested	(2)	33.19
Canceled and forfeited	—	—
Nonvested at March 31, 2013	4	$38.64
Performance Share Units
Performance share units generally vest over two-year and three-year performance periods based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

shares may range from zero to 200 percent of the target award amount. The fair value of performance share units is determined by the grant date market price of our Common Shares and the compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate of the number of shares that will ultimately be issued. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	1	$42.60
Granted (1)	—	—
Vested	—	—
Canceled and forfeited	—	—
Nonvested at March 31, 2013	1	$41.36

(1)	During the nine months ended March 31, 2013, 350 thousand performance share units were granted at target at a weighted-average fair value of $39.81.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at March 31, 2013 and June 30, 2012, and for our condensed consolidated statements of earnings for the three and nine months ended March 31, 2013 and 2012. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Form 10-K.
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
Revenue for the three and nine months ended March 31, 2013 was $24.6 billion and $75.7 billion, a 9 percent and 6 percent decrease, respectively, from the prior-year periods, largely due to the previously disclosed expiration of our pharmaceutical distribution contract with Express Scripts, Inc. and the impact of brand-to-generic pharmaceutical conversions. Gross margin increased 7 percent to $1.3 billion and 8 percent to $3.7 billion for these periods, respectively, reflecting strong performance in our Pharmaceutical segment generic programs.
Operating earnings decreased 10 percent to $475 million and increased 4 percent to $1.4 billion for the three and nine months ended March 31, 2013, respectively. The decrease in operating earnings for the three months ended March 31, 2013 was impacted by a $55 million gain realized during the prior-year period upon adjusting the contingent consideration obligation associated with the acquisition of Healthcare Solutions Holding, LLC ("P4 Healthcare"). Contributing to the increase in operating earnings for the nine months ended March 31, 2013 was $37 million of income from settlements of class action antitrust claims.
Earnings from continuing operations were up 4 percent to $346 million and 10 percent to $921 million for the three and nine months ended March 31, 2013, respectively. Earnings from continuing operations for both periods were favorably impacted by $64 million relating to revaluation of the deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax authorities.
Our cash and equivalents balance was $2.3 billion at both March 31, 2013 and June 30, 2012. For the nine months ended March 31, 2013, our cash and equivalents balance was impacted by net cash provided by operating activities of $1.4 billion and proceeds from long-term obligations of $1.3 billion, offset by acquisitions of $2.2 billion, cash dividends of $258 million and share repurchases of $200 million. We plan to continue to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to enhance shareholder value.
Restructuring
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, we expect to, among other things, move production of procedure kits from our facility in Waukegan, Illinois to other facilities and sell property and consolidate office space in Waukegan, Illinois. In addition, we are reorganizing our Medical segment organization and plan to sell our sterilization processes in El Paso, Texas. We estimate the total costs associated with this restructuring plan to be approximately $79 million on a pre-tax basis, of which $40 million was recognized during the three months ended March 31, 2013. Of the approximately $39 million remaining costs to be recognized through the end of fiscal 2014, we estimate that approximately $9 million will be employee-related costs, approximately $16 million will be facility exit and other costs and approximately $14 million will be an expected loss on disposal of assets. These costs are being recorded as restructuring and employee severance and impairments and loss on disposal of assets in the condensed consolidated statements of earnings. We expect to start realizing cost savings and other benefits from the plan in fiscal 2014.
Large Customers
On March 19, 2013, we announced that our pharmaceutical distribution contract with Walgreen Co. (“Walgreens”), which is scheduled to expire at the end of August 2013, will not be renewed. Sales to Walgreens generated approximately 21 percent of our consolidated revenue for fiscal 2012. Approximately 60 percent of this revenue from Walgreens was classified as bulk sales, which, as described in our 2012 Form 10-K, generate significantly lower segment profit as a percentage of revenue than non-bulk sales. For fiscal 2012, Walgreens bulk and non-bulk sales generated less segment profit as a percentage of revenue (which includes allocation of variable and non-variable segment expenses) than the segment profit percentages for bulk and non-bulk sales reported in the 2012 Form 10-K. After the expiration of this contract, we anticipate a significant net working capital decrease based on reduced inventory and accounts receivable, partially offset by reduced accounts payable. Based on the expected working capital decrease and other factors, we anticipate that the expiration of the Walgreens contract will result in a net after-tax benefit to cash flow from operating activities in fiscal 2014 in excess of $500 million. We are taking steps to reduce our costs and otherwise mitigate the impact of the expiration of the Walgreens contract in fiscal 2014 and afterward.
On April 25, 2013, we announced the renewal of our pharmaceutical distribution contracts with CVS Caremark Corporation ("CVS"). CVS accounted for approximately 22 percent of our fiscal 2012 revenue.
Acquisitions
On March 18, 2013, we completed the acquisition of AssuraMed, Inc. ("AssuraMed") for $2.07 billion, net of cash acquired, in an all-cash transaction. We funded the acquisition through the issuance of $1.3 billion in fixed rate notes and cash on hand. The acquisition of AssuraMed, a provider of medical supplies to patients in the home, expands our ability

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

to serve this patient base. We expect the amortization of acquisition-related intangible assets to be a significant expense in future periods. Excluding the impact of amortization of acquisition-related intangible assets, we expect this acquisition to have a positive impact on operating earnings in future periods. See Note 2 of the “Notes to Condensed Consolidated Financial Statements” for additional information on the AssuraMed acquisition.
Results of Operations
Revenue

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Pharmaceutical	$22,070	$24,508	(10)%
Medical	2,484	2,414	3%
Total segment revenue	24,554	26,922	(9)%
Corporate	(2)	(4)	N.M.
Total revenue	$24,552	$26,918	(9)%

	Nine Months Ended March 31,
(in millions)	2013	2012	Change
Pharmaceutical	$68,314	$73,591	(7)%
Medical	7,363	7,210	2%
Total segment revenue	75,677	80,801	(6)%
Corporate	(4)	(13)	N.M.
Total revenue	$75,673	$80,788	(6)%
Pharmaceutical Segment
Revenue for the three and nine months ended March 31, 2013 compared to the prior-year periods was negatively impacted by the expiration on September 30, 2012 of our pharmaceutical distribution contract with Express Scripts, Inc. (approximately $2.3 billion and $4.5 billion, respectively), the revenue from which was classified as bulk sales. Revenue from existing pharmaceutical distribution customers decreased by approximately $1.2 billion and $3.6 billion, respectively, primarily as a result of brand-to-generic pharmaceutical conversions. Brand-to-generic pharmaceutical conversions impact our revenue because generic pharmaceuticals generally sell at a lower price than the corresponding brand product and because some of our customers primarily source generic products directly from manufacturers rather than purchasing from us. The decrease was partially offset by increased pharmaceutical distribution revenue from new customers (approximately $1.1 billion and $3.1 billion, respectively) and revenue growth within our specialty solutions division ($260 million and $772 million, respectively).
Non-bulk sales for the nine months ended March 31, 2013 compared to the prior-year period increased by 7 percent driven by growth from new customers. Bulk sales for the nine months ended March 31, 2013 decreased by 26 percent driven primarily by the loss of our contract with Express Scripts, Inc. and brand-to-generic conversions.
Medical Segment
Revenue for the three and nine months ended March 31, 2013 compared to the prior-year periods reflects the benefit of acquisitions ($72 million and $175 million, respectively).
Cost of Products Sold
Consistent with the decrease in revenue, cost of products sold during the three and nine months ended March 31, 2013 decreased $2.5 billion (10 percent) and $5.4 billion (7 percent), respectively, compared to the prior-year periods. See the gross margin discussion below for additional drivers impacting cost of products sold.
Gross Margin

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Gross margin	$1,291	$1,207	7%

	Nine Months Ended March 31,
(in millions)	2013	2012	Change
Gross margin	$3,673	$3,405	8%
Pharmaceutical Segment
Gross margin increased $68 million and $200 million during the three and nine months ended March 31, 2013, respectively, compared to the prior-year periods driven by strong performance in our generic pharmaceutical programs (approximately $82 million and $284 million, respectively). Increased margin from branded pharmaceutical agreements (exclusive of the related volume impact) also had a positive impact on gross margin (approximately $33 million and $57 million, respectively). Pharmaceutical distribution customer pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin by an estimated $43 million and $116 million, respectively. The adverse impact of these customer pricing changes for any particular customer is often partially offset by product mix, sourcing programs and other sources of margin.
As described above, brand-to-generic conversions and the expiration of the Express Scripts, Inc. contract resulted in lower revenue; however, these items did not have a significant impact on gross margin. As a result of significant market softness, gross margin from our nuclear pharmacy services division decreased by $13 million and $55 million during the three and nine months ended March 31, 2013, respectively.
Medical Segment
Gross margin increased $15 million and $65 million during the three and nine months ended March 31, 2013, respectively, compared to the prior-year periods. Acquisitions positively impacted gross margin by $17 million and $39 million, respectively. Decreases in the cost of commodities used in our self-manufactured products increased gross margin by $12 million and $28 million, respectively. Favorable product mix positively impacted gross margin by $10 million and $20 million, respectively. These items were partially offset by the adverse impact of customer pricing changes ($14 million and $36 million, respectively), driven in part by customer mix. Gross margin was also moderated by softness in procedural-based utilization.
SG&A Expenses

	Three Months Ended March 31,
(in millions)	2013	2012	Change
SG&A expenses	$712	$683	4%

	Nine Months Ended March 31,
(in millions)	2013	2012	Change
SG&A expenses	$2,099	$1,966	7%
SG&A expenses increased during the three and nine months ended March 31, 2013 primarily due to acquisitions ($18 million and $41 million, respectively), investment spending and other strategic priorities ($10

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

million and $22 million, respectively) and business system investments.
Segment Profit and Consolidated Operating Earnings

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Pharmaceutical	$498	$446	12%
Medical	100	89	12%
Total segment profit	598	535	12%
Corporate	(123)	(8)	N.M.
Total operating earnings	$475	$527	(10)%

	Nine Months Ended March 31,
(in millions)	2013	2012	Change
Pharmaceutical	$1,339	$1,204	11%
Medical	268	253	6%
Total segment profit	1,607	1,457	10%
Corporate	(168)	(69)	N.M.
Total operating earnings	$1,439	$1,388	4%
Pharmaceutical Segment Profit
The principal drivers for the increase during the three and nine months ended March 31, 2013 were strong performance in our generic pharmaceutical programs and increased margin from branded pharmaceutical agreements. These benefits were partially offset by the unfavorable impact of pharmaceutical distribution customer pricing changes and significant market softness in our nuclear pharmacy services division. See the discussion of gross margin above for further information on these drivers.
Medical Segment Profit
The increase during the three and nine months ended March 31, 2013 resulted from the decreased cost of commodities used in our self-manufactured products, favorable product mix and the positive impact of acquisitions, partially offset by the unfavorable impact of customer pricing changes, driven in part by customer mix. See the discussion of gross margin above for further information on these drivers. We also expensed $4 million for the 2.3 percent excise tax on certain manufactured or imported medical devices that began January 1, 2013.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended March 31,
(in millions)	2013	2012
Restructuring and employee severance	$33	$7
Acquisition-related costs	53	(27)
Impairments and loss on disposal of assets	21	17
Litigation (recoveries)/charges, net	(3)	—

	Nine Months Ended March 31,
(in millions)	2013	2012
Restructuring and employee severance	$39	$12
Acquisition-related costs	106	23
Impairments and loss on disposal of assets	27	19
Litigation (recoveries)/charges, net	(37)	(3)
Restructuring and Employee Severance
During the three months ended March 31, 2013, we recognized $25 million of employee-related costs and $4 million of facility exit and other costs related to the restructuring plan within our Medical segment.
Acquisition-Related Costs
Acquisition-related costs during the three and nine months ended March 31, 2013 included transaction costs associated with the purchase of AssuraMed ($18 million). Additionally, amortization of acquisition-related intangible assets was $26 million and $69 million for the three and nine months ended March 31, 2013, respectively, and $20 million and $58 million for the three and nine months ended March 31, 2012, respectively. Acquisition-related costs for the three months ended March 31, 2012 included income recognized upon adjusting the contingent consideration obligation incurred in connection with the P4 Healthcare acquisition ($55 million).
Impairments and Loss on Disposal of Assets
In connection with our Medical segment restructuring plan, during the three months ended March 31, 2013, we recognized an $11 million loss to write down our gamma sterilization assets in El Paso, Texas to the estimated fair value less costs to sell. Also during the three months ended March 31, 2013, we recorded an $8 million write-off of commercial software under development within our Pharmaceutical segment in connection with our decision to discontinue this project. During the three months ended March 31, 2012, we recorded a charge of $16 million to write off an indefinite-life intangible asset related to the P4 Healthcare trade name.
Litigation (Recoveries)/Charges, Net
During the three and nine months ended March 31, 2013, we recognized $3 million and $37 million, respectively, of income resulting from settlements of class action antitrust claims in which we were a class member.
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Other income, net	$(6)	$(7)	N.M.
Interest expense, net	34	24	42%

	Nine Months Ended March 31,
(in millions)	2013	2012	Change
Other income, net	$(17)	$(3)	N.M.
Interest expense, net	87	70	24%
Provision for Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates and discrete items.
During the three and nine months ended March 31, 2013, the effective tax rate of 22.7 percent and 32.7 percent was impacted by net favorable discrete items of $57 million and $51 million, or 12.7 and 3.7 percentage points, respectively. The discrete items include the favorable impact of revaluation of the deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax authorities ($64 million), partially offset by unfavorable amounts related to remeasuring certain unrecognized tax benefits.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

During the three months ended March 31, 2012, the effective tax rate of 34.9 percent was impacted by net favorable discrete items of $4 million, or 0.7 percentage points. This included the favorable impact of settlement of federal, foreign and state tax controversies ($36 million), a favorable impact from the related reduction for interest on unrepatriated foreign earnings ($9 million) and a net unfavorable impact of remeasuring some current and prior-years' unrecognized tax benefits primarily as a result of ongoing negotiations with tax authorities ($44 million).
During the nine months ended March 31, 2012, the effective tax rate of 36.9 percent was impacted by net unfavorable discrete items of $5 million, or 0.4 percentage points. The discrete items included unfavorable amounts related to remeasuring certain unrecognized tax benefits, partially offset by the favorable impact of settling certain federal, state and foreign tax matters.
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
Cash and Equivalents
Our cash and equivalents balance was $2.3 billion at both March 31, 2013, and June 30, 2012. At March 31, 2013, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. For the nine months ended March 31, 2013, our cash and equivalents balance was impacted by net cash provided by operating activities of $1.4 billion and proceeds from long-term obligations of $1.3 billion, offset by acquisitions of $2.2 billion, cash dividends of $258 million and share repurchases of $200 million.
We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO”) to evaluate our working capital performance. DSO is calculated as trade receivables, net divided by (quarterly revenue divided by 90 days). DIOH is calculated as inventories divided by ((quarterly cost of products sold plus chargeback billings) divided by 90 days). DPO is calculated as accounts payable divided by ((quarterly cost of products sold plus chargeback billings) divided by 90 days). Chargeback billings are the difference between a product’s wholesale acquisition cost and the contract price. Chargeback billings were $4.0 billion and $3.8 billion for the three months ended March 31, 2013 and 2012, respectively. Beginning in the first quarter of fiscal 2013, we changed our method of calculating DSO in order to align it with the 90-day convention that we use in the calculation of DIOH and DPO. Prior to this change, we calculated DSO by dividing trade receivables, net by (monthly revenue divided by 30 days). In connection with this change, we have revised prior-year information to conform to the new method of calculating DSO.

	March 31,
	2013	2012
Days sales outstanding	23.5	21.7
Days inventory on hand	27.5	25.0
Days payable outstanding	39.8	38.3
Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable and payments to vendors in the regular course of business.
DSO increased primarily as a result of the expiration of our pharmaceutical distribution contract with Express Scripts, Inc. DIOH and DPO increased primarily due to the expiration of our pharmaceutical distribution contract with Express Scripts, Inc. and brand-to-generic conversions.
The cash and equivalents balance at March 31, 2013 included $369 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
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
We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at March 31, 2013. We also had no outstanding balance under the revolving credit facility at March 31, 2013, except for $43 million of standby letters of credit. Our revolving credit and committed receivables sales facility programs require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of March 31, 2013, we were in compliance with these financial covenants.
On November 6, 2012, we renewed our $950 million committed receivables sales facility program until November 6, 2014.
Long-term Obligations
On February 19, 2013, we sold in a registered offering $400 million aggregate principal amount of 1.7% notes that mature on March 15, 2018, $550 million aggregate principal amount of 3.2% notes that mature on March 15, 2023 and $350 million aggregate principal amount of 4.6% notes that mature on March 15, 2043 (collectively, the "Notes").
Funding of AssuraMed Acquisition
We funded the acquisition of AssuraMed through the issuance of $1.3 billion in the Notes described above and cash on hand. We obtained a

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

commitment letter in February 2013 from certain financial institutions for a $1.3 billion unsecured bridge term loan facility that could be used to complete the acquisition. We incurred fees of $5 million related to the facility, which are included in interest expense, net. No amounts were drawn under the facility and we terminated the commitment letter in connection with the Notes offering.
Capital Expenditures
Capital expenditures during the nine months ended March 31, 2013 and 2012 were $103 million and $158 million, respectively, which were primarily related to information technology projects.
Dividends
On February 6, 2013, our Board of Directors approved the quarterly dividend of $0.275 per share, or $1.10 per share on an annualized basis, which was paid on April 15, 2013 to shareholders of record on April 1, 2013.
On May 1, 2013, our Board of Directors approved our 115th consecutive regular quarterly dividend, and increased the dividend by 10 percent to $0.3025 per share, or $1.21 per share on an annualized basis. The dividend is payable on July 15, 2013 to shareholders of record on July 1, 2013.
Share Repurchases
During the three months ended September 30, 2012, we repurchased $200 million of our Common Shares. We funded the repurchases with available cash. We made no other repurchases during the nine months ended March 31, 2013 and have $650 million remaining under our current repurchase authorization which expires August 31, 2015.
Contractual Obligations
Other than the issuance of the Notes, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2012 and as of March 31, 2013.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Critical Accounting Policies and Sensitive Accounting Estimates
Refer to the Critical Accounting Policies and Sensitive Accounting Estimates section of "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. There have been no material changes to our critical accounting policies and sensitive accounting estimates since the end of fiscal 2012 and through March 31, 2013; however, we have disclosed updated information regarding an area of sensitive accounting estimates below.
Goodwill
Goodwill is not amortized, but instead is tested for impairment annually or when indicators of impairment exist. We performed annual impairment testing during the fourth quarter of fiscal 2012 and concluded that there were no impairments of goodwill.
During the three months ended December 31, 2012, we performed interim goodwill impairment testing for our nuclear pharmacy services division, primarily due to reductions in anticipated future cash flows as a result of significant softness in the low-energy diagnostics market served by this reporting unit. The carrying value of this reporting unit at December 31, 2012 was $1.0 billion, of which $829 million was goodwill. We concluded that there was no impairment of goodwill because the fair value of the reporting unit was estimated to be approximately 20 percent in excess of its carrying value, using a combination of the income-based approach (using a discount rate of 9 percent) and the market-based approach. If we alter our testing by increasing the discount rate in the income-based approach discounted cash flow analysis by 1 percent, the estimated fair value of the reporting unit would be approximately $1.1 billion, or 10 percent in excess of its carrying value. There were no events or changes in circumstances during the three months ended March 31, 2013 that would more likely than not reduce the fair value of our nuclear pharmacy services division below its carrying value.
Our determination of estimated fair value of the reporting unit is based on a combination of the market-based and income-based approaches. Under the market-based approach, we determine fair value by comparing our reporting unit to similar businesses or guideline companies whose securities are actively traded in public markets. Our weighting of the income-based and market-based approaches can change based on the availability of public data from similar businesses or guideline companies. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Future anticipated cash flows are based on our long-term strategic business plans, and a terminal value is used to estimate the reporting unit's cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants. Future unfavorable changes in anticipated cash flows, estimated terminal value or discount rates, or future changes in the industry or peer groups could materially affect our estimate of fair value and potentially result in goodwill impairment.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We believe there have been no material changes in the quantitative and qualitative market risks since our 2012 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 8 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.
In May and June 2012, Herman Kleid and Henry Stanley, Jr., each purported shareholders, filed derivative actions on behalf of Cardinal Health, Inc. in the United States District Court for the Southern District of Ohio against the current and certain former members of our Board of Directors. A similar action was filed by Daniel Himmel, a purported shareholder, in the Common Pleas Court of Delaware County, Ohio and included certain of our officers as defendants. The complaints allege that the defendants breached their fiduciary duties in connection with the United States Drug Enforcement Administration's recent suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, and the suspension and reinstatement of such registrations at three of our facilities in 2007 and 2008. The Himmel action also makes claims based on corporate waste and unjust enrichment. The complaints seek, among other things, unspecified money damages against the defendants and an award of attorney's fees. In July and August 2012, the defendants filed motions to dismiss all three complaints. In October 2012, Herman Kleid voluntarily dismissed his complaint without prejudice and the court dismissed the Stanley action with prejudice. In November 2012, the plaintiff in the Stanley action filed a notice of appeal regarding the court's decision.
Separately, in September 2012, a purported shareholder made demand on our Board of Directors to take action against the current and certain former members of our Board of Directors to recover damages based on allegations similar to those set forth in the derivative actions above. Our Board of Directors has formed a special committee of independent directors to investigate the allegations made in the shareholder demand. The special committee has completed its investigation and its recommendation will be considered by the Board of Directors.

Item 1A: Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Item 1A: Risk Factors" and other risks discussed in our 2012 Form 10-K and our filings with the SEC since June 30, 2012. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations. Our recent AssuraMed acquisition is subject to the risks described in our 2012 Form 10-K risk factor entitled “Acquisitions are not always as successful as we expect them to be.”
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our Common Shares during the three months ended March 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
January 1 – 31, 2013	739	$43.23	—	$650
February 1 – 28, 2013	461,641	44.68	—	650
March 1 – 31, 2013	229	44.21	—	650
Total	462,609	$44.68	—	$650

(1)
Consists of Common Shares purchased through a rabbi trust as investments of participants in our Deferred Compensation Plan and Common Shares owned and tendered by equity compensation plan participants to meet the exercise price and tax withholding for stock option exercises.

(2)
On August 8, 2012, our Board of Directors approved a $750 million share repurchase program, which expires on August 31, 2015. During the three months ended March 31, 2013, we did not repurchase any of our Common Shares under this program.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 6: Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated February 13, 2013, by and among Cardinal Health, Inc., AssuraMed, Inc., Mesa Merger Corp. and Clayton, Dubilier & Rice, LLC, as Representative of AssuraMed’s stockholders (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on February 14, 2013, File No. 1-11373)

3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on August 10, 2012, File No. 1-11373)
4.1	1.700% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2	3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3	4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health, Inc.

Date:	May 8, 2013	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer