Form 10-K
period 2013-06-30
CARDINAL HEALTH INC
filed 2013-08-20
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2012, based on the closing price on December 31, 2012, was $13,998,206,699.
The number of the registrant’s common shares, without par value, outstanding as of August 9, 2013, was the following: 339,461,413.
Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Important Information Regarding Forward-Looking Statements
This Form 10-K (including information incorporated by reference) includes forward-looking statements, addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but there are others throughout this document, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks and uncertainties are described below in “Item 1A: Risk Factors” and in Exhibit 99.1 to this Form 10-K. Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I

Item 1: Business
General
Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, “we,” “our,” “us” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, ambulatory surgery centers, clinical laboratories, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We also provide medical products to patients in the home.
Our fiscal year ends on June 30. References to fiscal 2013, 2012 and 2011 are to the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Except as otherwise specified, information in this Form 10-K is provided as of June 30, 2013.
Pharmaceutical Segment
In the United States, including Puerto Rico, the Pharmaceutical segment:

•
distributes branded and generic pharmaceutical, over-the-counter healthcare and consumer products through its Pharmaceutical Distribution division to retailers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and other healthcare providers. This division:

•	maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our customers;

•	renders services to pharmaceutical manufacturers including distribution, inventory management, data reporting, new product launch support, and contract pricing and chargeback administration;

•	franchises retail pharmacies under the Medicine Shoppe® and Medicap® brands; and

•	provides pharmacy services to hospitals and other healthcare facilities;

•
operates nuclear pharmacies and cyclotron facilities through its Nuclear Pharmacy Services division that manufacture, prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and physician offices; and

•
distributes specialty pharmaceutical products, provides services to pharmaceutical manufacturers, third-party payors and healthcare providers supporting the marketing, distribution and payment for specialty pharmaceutical products, and operates a specialty pharmacy through its Specialty Solutions division.

In China, the Pharmaceutical segment distributes branded, generic and specialty pharmaceuticals, over-the-counter and consumer products as well as provides logistics, marketing and other services and operates specialty pharmacies through Cardinal Health China.
Pharmaceutical Distribution
Our Pharmaceutical Distribution division generates gross margin when the aggregate selling price to our customers exceeds the aggregate cost of products sold, net of cash discounts. Gross margin includes margin from our generic pharmaceutical programs and margin from branded pharmaceutical agreements. Margin from our generic pharmaceutical programs includes price discounts and rebates and may include price appreciation on some products. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a generic product because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time, although this may vary. Margin from branded pharmaceutical agreements refers primarily to fees we receive for rendering a range of distribution and related services to manufacturers and also includes benefits from pharmaceutical price appreciation.
Bulk and Non-Bulk Sales
The Pharmaceutical segment historically has differentiated between bulk and non-bulk sales based on the nature of our customers’ operations when presenting information on the segment's operations. The table below shows the Pharmaceutical segment's revenue, segment expenses, segment profit and segment profit as a percentage of revenue for bulk and non-bulk sales:

(in millions)	2013	2012	2011
Non-bulk sales:
Revenue from non-bulk sales	$61,309	$57,738	$51,816
Segment expenses allocated to non-bulk sales (1)	59,693	56,334	50,622
Segment profit from non-bulk sales (1)	$1,616	$1,404	$1,194
Segment profit from non-bulk sales as a percentage of revenue from non-bulk sales (1)	2.64%	2.43%	2.31%

Bulk sales:
Revenue from bulk sales	$29,788	$40,187	$41,928
Segment expenses allocated to bulk sales (1)	29,670	40,033	41,793
Segment profit from bulk sales (1)	$118	$154	$135
Segment profit from bulk sales as a percentage of revenue from bulk sales (1)	0.40%	0.38%	0.32%

(1)	Segment expenses and profit required complex and subjective estimates and allocations based upon assumptions, past experience and judgment that we believe were reasonable.
Bulk sales consisted of sales to retail chain customers’ centralized warehouse operations and customers’ mail order businesses in the United States. All other sales were classified as non-bulk. Sales to a retail chain pharmacy customer were classified as bulk sales with respect to its warehouse operations and non-bulk sales with respect to its retail stores.
Substantially all bulk sales consisted of products shipped in the same form that we received them from the manufacturer; a small portion of bulk sales were broken down into smaller units prior to shipping. In contrast, non-bulk sales required more complex servicing. For non-bulk sales, we may have received inventory in large or full case quantities and broken it down into smaller quantities, warehoused the product for a longer period of time, picked individual products specific to a customer’s order and delivered that smaller order to a customer location.
Bulk sales generated significantly lower segment profit as a percentage of revenue than non-bulk sales. Customers received lower pricing on bulk sales of the same products than non-bulk sales, as bulk sales required fewer services to be provided to these customers, and hence, less costs were incurred by us in providing these products. In addition, bulk sales in the aggregate generated higher segment cost of products sold as a percentage of revenue than non-bulk sales due to the mix of products sold

Table of Contents	Cardinal Health, Inc. and Subsidiaries

within the bulk category. Segment distribution, selling, general and administrative expenses as a percentage of revenue from bulk sales were substantially lower than from non-bulk sales because bulk sales required substantially fewer services to be rendered by us than non-bulk sales.
In light of the reduction in bulk sales after the expiration of our pharmaceutical distribution contract with Walgreen Co. ("Walgreens"), we do not expect the distinction between revenue and profit from bulk sales to be meaningful in the future. As such, in the future, we do not expect to present separate information on bulk and non-bulk sales to investors.
Specialty Pharmaceutical Products and Services
We refer to products and services offered by our Specialty Solutions division as “specialty pharmaceutical products and services.” The Specialty Solutions division currently (1) distributes oncology, rheumatology, urology and other pharmaceutical products ("specialty pharmaceutical products") to physician offices; (2) distributes human plasma products and some specialty pharmaceutical products to hospitals and other healthcare providers; (3) provides various consulting and other services to pharmaceutical manufacturers, third-party payors and healthcare providers primarily supporting the marketing, distribution and payment for specialty pharmaceutical products; and (4) operates a specialty pharmacy. Our use of the terminology "specialty pharmaceutical products and services" may not be comparable to the use of that terminology by other industry participants.
Pharmaceutical Segment Financial Statements
See Note 14 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2013, 2012 and 2011.
Medical Segment
The Medical segment distributes a broad range of medical, surgical and laboratory products to hospitals, ambulatory surgery centers, clinical laboratories, physician offices and other healthcare providers in the United States, Canada and China and to patients in the home in the United States. This segment also manufactures, sources and develops its own line of private brand medical and surgical products. Manufactured products include: single-use surgical drapes, gowns and apparel; exam and surgical gloves; and fluid suction and collection systems. The segment also assembles and offers sterile and non-sterile procedure kits. Our manufactured products are sold directly or through third-party distributors in the United States, Canada, Europe, South America and the Asia/Pacific region. In addition, the segment provides supply chain services, including spend management, distribution management and inventory management services, to healthcare providers.
Medical Segment Financial Statements
See Note 14 of the “Notes to Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2013, 2012 and 2011.

Acquisitions and Divestitures
In the past five fiscal years, we completed the following four acquisitions:

Date	Company	Location	Line of Business	Acquisition Price (in millions)
Mar 18, 2013	AssuraMed, Inc. ("AssuraMed")	Twinsburg, Ohio	Medical products distribution	$2,070
Dec 21, 2010	Kinray, Inc.	Whitestone, New York	Pharmaceutical, generic, health and beauty, and home health care products distribution	$1,336
Nov 29, 2010	Cardinal Health China	Shanghai, China	Pharmaceutical and medical products distribution	$458	(1)
Jul 15, 2010	Healthcare Solutions Holding, LLC ("P4 Healthcare")	Ellicott City, Maryland	Specialty pharmaceutical services	$520	(2)

(1)	Includes the assumption of approximately $57 million in debt.

(2)
Includes $506 million in cash paid on the acquisition date and $14 million paid in fiscal 2012 and 2013 in connection with the contingent consideration obligation. The contingent consideration obligation had an acquisition date fair value of $92 million.

In addition, we completed several smaller acquisitions during the last five fiscal years, including purchasing Borschow Hospital & Medical Supplies, Inc. in fiscal 2009 and Futuremed Healthcare Products Corporation in fiscal 2012.
During the past five fiscal years, we also completed several divestitures, including selling our United Kingdom-based Martindale injectable manufacturing business in fiscal 2010. In addition, effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation ("CareFusion") and retained the remaining shares of CareFusion common stock (the "CareFusion Spin-Off"). During fiscal 2010 and 2011, we disposed of the remaining shares of CareFusion common stock.
Customers
Our largest customers, CVS Caremark Corporation (“CVS”) and Walgreens accounted for approximately 23 percent and 20 percent, respectively, of our fiscal 2013 revenue. In the aggregate, our five largest customers, including CVS and Walgreens, accounted for approximately 52 percent of our fiscal 2013 revenue. In March 2013, we announced that our pharmaceutical distribution contract with Walgreens, which expires at the end of August 2013, would not be renewed. Our pharmaceutical distribution contract with Express Scripts, Inc. ("Express Scripts"), which was our third largest customer in fiscal 2012, expired in September 2012.
In addition, we have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with Novation, LLC and Premier Purchasing Partners, L.P. Sales to members of these two GPOs collectively accounted for 13 percent of our revenue in fiscal 2013.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Suppliers
We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of approximately 25 percent of our revenue during fiscal 2013, but no single supplier’s products accounted for more than 6 percent of that revenue. Overall, we believe our relationships with our suppliers are good.
The Pharmaceutical Distribution division is a party to distribution service agreements with pharmaceutical manufacturers. These agreements generally have terms ranging from one year, with an automatic renewal feature, to five years. Generally, these agreements are terminable before they expire only if the parties mutually agree, if there is an uncured breach of the agreement, or if one party is the subject of a bankruptcy filing or similar insolvency event. Some agreements allow the manufacturer to terminate the agreement without cause within a defined notice period.
Competition
We operate in a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. We also operate in a highly competitive environment in the development, manufacturing and distribution of medical and surgical products. We compete on many levels, including service offerings, support services, breadth of product lines and price.
In the Pharmaceutical segment, we compete with wholesale distributors with national reach (including McKesson Corporation, AmerisourceBergen Corporation and H.D. Smith), regional wholesale distributors (including Morris & Dickson Co., L.L.C.), self-warehousing chains, specialty distributors, third-party logistics companies (including United Parcel Service, Inc.) and nuclear pharmacies, among others. In addition, the Pharmaceutical segment has experienced competition from a number of organizations offering generic pharmaceuticals, including telemarketers. We also compete with manufacturers that sell all or part of their product offerings direct.
In the Medical segment, we compete with many different distributors, including Owens & Minor, Inc., Thermo Fisher Scientific Inc., McKesson Corporation, Henry Schein, Inc., Medline Industries, Inc., Mediq NV (through Byram Healthcare) and CCS Medical Holdings, Inc. We also compete with regional medical products distributors and third-party logistics companies. In addition,we compete with manufacturers that sell all or part of their product offerings direct. Competitors of the Medical segment’s manufacturing and procedural kit businesses include Kimberly-Clark Corporation, Ansell Limited, DeRoyal Industries Inc., Medline Industries, Inc., Professional Hospital Supply and Medical Action Industries.
Employees
At June 30, 2013, we had approximately 24,200 employees in the United States and approximately 9,400 employees outside of the United States. Overall, we consider our employee relations to be good.
Intellectual Property
We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions, and technical measures to protect our products, services and intangible assets. We hold patents relating to: (1) medical and surgical products, such as fluid suction and irrigation devices; surgical waste management systems; surgical and medical examination gloves; surgical drapes, gowns and facial protection products; and patient temperature management products; and (2) the distribution of our nuclear pharmacy products and service offerings. We also operate under licenses for certain proprietary technologies, and in certain instances we license our technologies to third parties.
We believe that we have taken all necessary steps to protect our proprietary rights, but no assurance can be given that we will be able to successfully enforce or protect our rights in the event that they are infringed upon by a third party. While all of these proprietary rights are important to our operations, we do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.
Regulatory Matters
Our business is highly regulated in the United States at both the federal and state level and in foreign countries. Depending upon their specific business, our subsidiaries may be subject to regulation by government entities including:

•	the U.S. Food and Drug Administration (the “FDA”);

•	the U.S. Drug Enforcement Administration (the “DEA”);

•	the U.S. Nuclear Regulatory Commission (the “NRC”);

•	the U.S. Department of Health and Human Services;

•	the U.S. Federal Trade Commission;

•	U.S. Customs and Border Protection;

•	state boards of pharmacy;

•	state controlled substance agencies;

•	state health departments, insurance departments or other comparable state agencies; and

•	foreign agencies that are comparable to those listed above.
These regulatory agencies have a variety of civil, administrative and criminal sanctions at their disposal. They can suspend our ability to distribute products or can initiate product recalls; they can seize products or impose criminal, civil and administrative sanctions; and they can seek injunctions to halt the manufacture and distribution of products.
Distribution
The FDA, DEA and various state authorities regulate the marketing, purchase, storage and distribution of pharmaceutical and medical products under various state and federal statutes including the Prescription Drug Marketing Act of 1987 and the Federal Controlled Substances Act (the "CSA"), which governs the sale, packaging, storage and distribution of controlled substances. Wholesale distributors of controlled substances must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the CSA. As further discussed in Note 8 of the "Notes to Consolidated Financial Statements," in May 2012, we entered into a settlement agreement with the DEA pursuant to which our Lakeland, Florida pharmaceutical distribution center's registration to distribute controlled substances will be reinstated by the DEA in May 2014, subject to our compliance with the settlement agreement. Prior to reinstatement, our Lakeland facility will continue to distribute pharmaceutical products (other than controlled substances) while controlled substances will be shipped to customers from our other distribution centers.
Manufacturing and Marketing
Our subsidiaries that manufacture and source medical devices or pharmaceuticals may be subject to regulation by the FDA and comparable

Table of Contents	Cardinal Health, Inc. and Subsidiaries

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
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a quality or regulatory issue, we investigate and take appropriate corrective action, which may include withdrawing the product from the market, correcting the product at the customer location, revising product labeling, and notifying customers.
Nuclear Pharmacies and Related Businesses
Our nuclear pharmacies and cyclotron facilities require licenses or permits and must abide by regulations from the NRC, applicable state boards of pharmacy and the radiologic health agency or department of health of each state in which we operate. In addition, our cyclotron facilities must comply with the FDA's good manufacturing practices regulations for positron emission tomography, or PET, drugs.
Prescription Drug Pedigree Tracking and Supply Chain Integrity
There have been increasing efforts by Congress and state and federal agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled drugs into the pharmaceutical distribution system (also known as "pedigree tracking”). The U.S. House of Representatives passed a pedigree tracking bill in June 2013 that would initially establish a lot-based pedigree tracking system. Some states also have adopted or are considering adopting pedigree tracking laws. For example, effective July 2016, California will require that pharmaceutical wholesalers implement electronic track-and-trace capabilities for pharmaceutical products.
Government Healthcare Programs
We are subject to healthcare fraud and abuse laws. These laws generally prohibit companies from soliciting, offering, receiving or paying any compensation in order to induce someone to order or purchase items or services that are in any way paid for by Medicare, Medicaid or other U.S. government-sponsored healthcare programs. They also prohibit submitting or causing to be submitted any fraudulent claim for payment by the federal government. Violations of these laws may result in criminal or civil penalties, as well as breach of contract claims and qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments).
AssuraMed is a Medicare-certified supplier with respect to a small portion of its business. It must meet defined Medicare quality standards and maintain accreditation to receive reimbursement from Medicare, and must comply with applicable billing, payment and record-keeping requirements. Failure to comply with Medicare supplier standards and billing requirements could result in civil and criminal sanctions, including the loss of our ability to participate in Medicare and other federal and state healthcare programs.
In addition, our U.S. federal and state government contracts are subject to specific procurement regulations. Failure to comply with applicable rules or regulations or with a contractual or other requirements may result in qui tam actions, monetary damages and criminal and civil penalties. In addition, our government contracts could be terminated and we could be suspended or debarred from government contract work.
Health and Personal Information Practices
Services and products provided by some of our businesses involve access to patient-identifiable healthcare information. The Health Insurance Portability and Accountability Act of 1996, as augmented by the Health Information Technology for Economic and Clinical Health Act, as well as some state laws, regulate the use and disclosure of patient-identifiable health information, including requiring specified privacy and security measures. Federal and state officials have increasingly focused on how patient-identifiable healthcare information should be handled, secured and disclosed.
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
Laws Relating to Foreign Trade and Operations
U.S. and international laws require us to abide by standards relating to the import and export of finished goods, raw materials and supplies and the handling of information. We also must comply with various export control and trade embargo laws, which may require licenses or other authorizations for transactions within some countries or with some counterparties.
Similarly, we are subject to laws concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, Chinese anti-corruption laws and other foreign anti-bribery laws. Among other things, these laws generally prohibit companies and their intermediaries from offering, promising or making payments to officials of foreign governments for the purpose of obtaining or retaining business.
Regulation in China
Our China operations are subject to national, regional and local regulations, including licensing and regulatory requirements of the China National Health and Family Planning Commission, Ministry of Commerce, Ministry of Finance, the China Food and Drug Administration, the National Reform and Development Commission and the General Administration of Customs.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries

but we do not believe those requirements materially affect inventory levels.
Our customer return policies generally require that the product be physically returned, subject to restocking fees. We only allow customers to return products that can be added back to inventory and resold at full value, or that can be returned to vendors for credit.
We offer market payment terms to our customers.
Revenue and Long-Lived Assets by Geographic Area
See Note 14 of the “Notes to Consolidated Financial Statements” for revenue and long-lived assets by geographic area.
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
As described in greater detail in "Item 1: Business" above, we operate in markets that are highly competitive. Because of competition, our businesses face continued pricing pressure from our customers and suppliers. If we are unable to offset margin reductions caused by these pricing pressures through steps such as effective sourcing and enhanced cost control measures, our results of operations and financial condition could be adversely affected.
In addition, in recent years, the healthcare industry has continued to consolidate. Further consolidation among our customers and suppliers (including branded pharmaceutical manufacturers) could give the resulting enterprises greater bargaining power, which may adversely impact our results of operations.
CVS Caremark Corporation is a large customer that generates a significant amount of our revenue.
Our sales and credit concentration is significant. CVS accounted for approximately 23 percent of our fiscal 2013 revenue and 19 percent of our gross trade receivable balance at June 30, 2013. While we recently renewed our pharmaceutical distribution contracts with CVS, if CVS does not renew its contracts with us in the future, or terminates its contracts early, defaults in payment or significantly reduces its purchases of our products, our results of operations and financial condition could be adversely affected. Our contract with Walgreens will expire in August 2013 and sales to Walgreens accounted for approximately 20 percent of our fiscal 2013 revenue. We expect the expiration of the Walgreens contract to have an adverse impact on our results of operations, as discussed below in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our Pharmaceutical segment's margin may be affected by fewer or less profitable generic pharmaceutical launches, prices established by manufacturers and other factors that are beyond our control.
As described in greater detail in "Item 1: Business" above, margin in our Pharmaceutical segment consists, in part, of margin from our generic pharmaceutical programs and branded pharmaceutical price appreciation.
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
With respect to branded pharmaceutical price appreciation, if branded manufacturers increase prices less frequently or by amounts that are smaller than have been experienced historically, we will earn less margin from branded pharmaceutical agreements.
The U.S. healthcare environment is changing in many ways, some of which may not be favorable to us.
The healthcare industry continues to undergo significant changes designed to increase access to medical care, improve safety, contain costs and increase efficiencies. Medicare and Medicaid reimbursement levels have declined; the use of managed care has increased; distributors, manufacturers, healthcare providers and pharmacy chains have consolidated and have formed strategic alliances; and large purchasing groups are prevalent. The industry also has experienced a shift away from traditional healthcare venues like hospitals and into clinics and office settings, and, in some cases, patients’ homes.
With respect to cost containment, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act enacted in March 2010 have provisions designed to reduce costs of Medicare and Medicaid, including changing the federal upper payment limit for Medicaid reimbursement to no less than 175 percent of the average weighted manufacturer's price for generic pharmaceuticals. The Centers for Medicare and Medicaid Services is also considering providing states with alternatives to traditional reimbursement measures.
We could be adversely affected directly or indirectly (if our customers are adversely affected) by these and other changes in the delivery or pricing of, or reimbursement for, pharmaceuticals, medical devices or healthcare services.
Our business is subject to rigorous regulatory and licensing requirements.
The healthcare industry is highly regulated. As described in greater detail in "Item 1: Business" above, we are subject to regulation in the United States at both the federal and state level and in China and other foreign countries. If we fail to comply with these regulatory requirements, or if allegations are made that we fail to comply, our results of operations and

Table of Contents	Cardinal Health, Inc. and Subsidiaries

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
We are required to comply with laws relating to healthcare fraud and abuse. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil and criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. The requirements of these laws are extremely complex and subject to varying interpretations. It is possible that regulatory authorities could challenge our policies and practices, which may adversely affect our operations, results of operations and financial condition.
AssuraMed is a Medicare-certified supplier with respect to a small portion of its business. Its failure to comply with Medicare supplier standards and billing requirements could result in civil and criminal sanctions, including the loss of our ability to participate in Medicare and other federal and state healthcare programs.
Our government contracts are subject to specific procurement regulations. Failure to comply with applicable rules or regulations or with a contractual or other requirement may result in qui tam actions, monetary damages and criminal and civil penalties. In addition, our government contracts could be terminated and we could be suspended or debarred from government contract work.
Our global operations are required to comply with the U.S. Foreign Corrupt Practices Act, Chinese anti-corruption and similar anti-bribery laws in other jurisdictions and with U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with any of these laws, we could suffer civil and criminal sanctions.
Our China operations are subject to national, regional and local regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government's current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions. From time to time, legislative initiatives are proposed in the United States, such as the repeal of last-in, first-out ("LIFO") treatment of inventory or a change in the current U.S. taxation of income earned by foreign subsidiaries, that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. Tax laws are extremely complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate, tax payments or financial condition.
The CareFusion Spin-Off may have unexpected tax consequences.
In connection with the August 2009 CareFusion Spin-Off, we received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that the contribution by us of the assets of the clinical and medical products businesses to CareFusion and the distribution of CareFusion shares to our shareholders would qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”). In addition, we received opinions of tax counsel to the effect that the CareFusion Spin-Off would qualify as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The IRS private letter ruling and the opinions of counsel rely on certain facts, assumptions, representations and undertakings from us and CareFusion regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our shareholders may not be able to rely on the IRS ruling or the opinions of tax counsel. Similarly, the IRS could determine on audit that the CareFusion Spin-Off is taxable if it determines that any of the facts, assumptions, representations or undertakings are not correct or have been violated or if the IRS disagrees with the conclusions in the opinions of counsel that are not covered by the private letter ruling or for other reasons. If the CareFusion Spin-Off is determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax could incur significant tax liabilities.
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
In addition, data security breaches could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Because of the nature of our business, we may become involved in legal proceedings that could adversely impact our cash flows or results of operations.
Due to the nature of our businesses, which includes the manufacture and distribution of healthcare products, we may from time to time become involved in disputes or legal proceedings. For instance, some of the products we manufacture or distribute may be alleged to cause personal injury or violate the intellectual property rights of another party, subjecting us to product liability or infringement claims. While we generally obtain indemnity rights from the manufacturers of products we distribute and we carry product liability insurance, it is possible that liability from such claims could exceed those protections. We also may be named in breach of contract claims or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments). Litigation is inherently unpredictable, and the unfavorable resolution of one or more of these legal proceedings could adversely affect our cash flows or results of operations.
Acquisitions can have unanticipated results.
An important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. Acquisitions involve risks: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; future developments may impair the value of our purchased goodwill or intangible assets; or we may encounter unforeseen accounting, internal control, regulatory or compliance issues.
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
Our manufacturing businesses use oil-based resins, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and have fluctuated significantly in recent years, so costs to produce and distribute our products also have fluctuated. Due to competitive dynamics and contractual limitations, we may be unable to pass along cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, our results of operations could be adversely affected.
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
Item 1B: Unresolved Staff Comments
Not applicable.
Item 2: Properties
In the United States, at June 30, 2013, the Pharmaceutical segment operated 21 primary pharmaceutical distribution facilities and one national logistics center; two specialty distribution facilities and two other distribution facilities; one specialty pharmacy and over 150 nuclear pharmacy laboratories, manufacturing and distribution facilities. The Medical segment operated over 60 medical-surgical distribution, assembly, manufacturing, and research operation facilities. Our U.S. operating facilities are located in 45 states and in Puerto Rico.
Outside the United States, at June 30, 2013, our Medical segment operated over 20 facilities in Canada, the Dominican Republic, Malaysia, Malta, Mexico, and Thailand that engage in manufacturing, distribution or research. In addition, our Pharmaceutical and Medical segments utilized various distribution facilities in China.
At June 30, 2013, we owned over 70 operating facilities and leased more than 200 operating facilities. Our principal executive offices are headquartered in an owned building located at 7000 Cardinal Place in Dublin, Ohio.
We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we regularly evaluate operating properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand our business.
Item 3: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 8 of the "Notes to Consolidated Financial Statements" are incorporated in this "Item 3: Legal Proceedings" by reference.
In June 2012, Henry Stanley, Jr., a purported shareholder, filed a derivative action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio (the "federal case") against the current and certain former members of our Board of Directors. A similar action was filed by Daniel Himmel, a purported shareholder, in the Common Pleas Court of Delaware County, Ohio (the "state case") against the current and certain former members of our Board of Directors and certain of our officers. The complaints allege that the defendants breached their fiduciary duties in connection with the DEA's suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances in February 2012, and the suspension and reinstatement of such registrations at three of our facilities in 2007 and 2008. The state action also makes claims based on corporate waste and unjust enrichment. The complaints seek, among other things, unspecified money damages from the defendants and an award of attorney's fees. In October 2012, the court granted the defendants' motion to dismiss the federal action with prejudice, and in August 2013, the court of appeals affirmed the decision. In July

Table of Contents	Cardinal Health, Inc. and Subsidiaries

2013, the court granted the defendants' motion to dismiss the state action, and in August 2013, the plaintiff appealed the court's decision.
Separately, in September 2012, a purported shareholder made demand on our Board of Directors to take action against the current and certain former members of our Board of Directors to recover damages based on allegations similar to those set forth in the derivative actions above. Our Board of Directors formed a special committee of independent directors to investigate the allegations made in the shareholder demand. After receiving and evaluating the special committee's findings and recommendations, our Board of Directors determined in May 2013 that pursuing the shareholder claims was not in the best interest of the company.
Item 4: Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following is a list of our executive officers as of August 9, 2013:

Name	Age	Position
George S. Barrett	58	Chairman and Chief Executive Officer
Jeffrey W. Henderson	48	Chief Financial Officer
Michael C. Kaufmann	50	Chief Executive Officer, Pharmaceutical segment
Donald M. Casey, Jr.	53	Chief Executive Officer, Medical segment
Craig S. Morford	54	Chief Legal and Compliance Officer
Carole S. Watkins	53	Chief Human Resources Officer
Mark R. Blake	42	Executive Vice President, Strategy and Corporate Development
Stephen T. Falk	48	Executive Vice President, General Counsel and Corporate Secretary
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
Mr. Henderson has served as Chief Financial Officer since May 2005.
Mr. Kaufmann has served as Chief Executive Officer, Pharmaceutical segment, since August 2009. From April 2008 until August 2009, he served as our Group President, Pharmaceutical Supply Chain.
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
Mr. Morford has served as Chief Legal and Compliance Officer since May 2009. From May 2008 to May 2009, he served as our Chief Compliance Officer.
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
Mr. Falk has served as Executive Vice President, General Counsel and Corporate Secretary since May 2009. From April 2007 to May 2009, he served as our Executive Vice President and General Counsel of Healthcare Supply Chain Services.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II

a
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of our common shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2013 and 2012, and from July 1, 2013 through the period ended on August 9, 2013:

	High	Low	Dividends
Fiscal 2012
Quarter Ended:
September 30, 2011	$46.83	$37.99	$0.215
December 31, 2011	45.49	39.88	0.215
March 31, 2012	43.31	40.82	0.215
June 30, 2012	43.33	40.33	0.2375

Fiscal 2013
Quarter Ended:
September 30, 2012	$43.50	$37.75	$0.2375
December 31, 2012	42.65	39.29	0.275
March 31, 2013	47.09	41.62	0.275
June 30, 2013	48.76	41.85	0.3025

Fiscal 2014
Through August 9, 2013	$51.57	$47.02	$0.3025

At August 9, 2013 there were approximately 10,827 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
April 1 – 30, 2013	394	$42.93	—	$650
May 1 – 31, 2013	2,194,527	47.46	2,194,160	546
June 1 – 30, 2013	3,563,986	47.42	3,084,186	400
Total	5,758,907	$47.43	5,278,346	$400

(1)
Includes 394, 207 and 265 common shares purchased in April, May and June 2013, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan; 160 and 1,072 restricted shares surrendered in May and June 2013, respectively, by equity compensation plan participants upon vesting to meet tax withholding; and 478,463 common shares owned and tendered in June 2013 by an equity compensation plan participant to meet the exercise price and tax withholding for stock option exercises.

(2)
On August 8, 2012, our Board of Directors approved a $750 million share repurchase program (the "August 2012 program"), which expires on August 31, 2015. During fiscal 2013, we repurchased 10.2 million common shares having an aggregate cost of $450 million, including $350 million under the August 2012 program.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Performance Graphs
Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 on June 30, 2008, based on the market prices at the end of each fiscal year through and including June 30, 2013, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period. We have adjusted the market price of our common shares prior to August 31, 2009 to reflect the CareFusion Spin-Off on August 31, 2009.

$200.00
$150.00
$100.00
$50.00
$0.00
2008
2009
2010
2011
2012
2013
$100.00
$88.53
$73.81
$60.26
$96.48
$94.41
$84.46
$130.20
$124.02
$110.46
$136.12
$122.98
$116.47
$173.89
$141.79
$140.57
Cardinal Health, Inc.
S&P 500 Index
S&P 500 Healthcare Index

	June 30
	2008	2009	2010	2011	2012	2013
Cardinal Health, Inc.	$100.00	$60.26	$94.41	$130.20	$122.98	$141.79
S&P 500 Index	100.00	73.81	84.46	110.46	116.47	140.57
S&P 500 Healthcare Index	100.00	88.53	96.48	124.02	136.12	173.89

Post CareFusion Spin-Off Graph
We have included a second line graph below to show our cumulative total return compared with the cumulative total return of the S&P 500 Index and the S&P 500 Healthcare Index since the CareFusion Spin-Off on August 31, 2009. The line graph assumes, in each case, an initial investment of $100 on August 31, 2009 through and including June 30, 2013, and reinvestment of dividends. We have adjusted the market price of our common shares on August 31, 2009 to reflect the CareFusion Spin-Off.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
31-Aug-09
30-Jun-10
30-Jun-11
30-Jun-12
30-Jun-13
$100.00
$138.45
$102.68
$100.55
$190.95
$134.20
$129.25
$180.33
$141.48
$141.86
$207.88
$181.22
$170.92
Cardinal Health, Inc.
S&P 500 Index
S&P 500 Healthcare Index

	August 31 2009	June 30 2010	June 30 2011	June 30 2012	June 30 2013
Cardinal Health, Inc.	$100.00	$138.45	$190.95	$180.33	$207.88
S&P 500 Index	100.00	102.68	134.20	141.48	170.92
S&P 500 Healthcare Index	100.00	100.55	129.25	141.86	181.22

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 6: Selected Financial Data
The consolidated financial data below includes all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(in millions, except per common share amounts)	2013 (1)	2012	2011	2010	2009
Earnings Data:
Revenue	$101,093	$107,552	$102,644	$98,503	$95,992

Earnings from continuing operations	$335	$1,070	$966	$587	$758
Earnings/(loss) from discontinued operations (2)	(1)	(1)	(7)	55	394
Net earnings	$334	$1,069	$959	$642	$1,152

Basic earnings/(loss) per common share:
Continuing operations	$0.98	$3.10	$2.77	$1.64	$2.12
Discontinued operations (2)	—	—	(0.02)	0.15	1.10
Net basic earnings per common share	$0.98	$3.10	$2.75	$1.79	$3.22

Diluted earnings/(loss) per common share:
Continuing operations	$0.97	$3.06	$2.74	$1.62	$2.10
Discontinued operations (2)	—	—	(0.02)	0.15	1.08
Net diluted earnings per common share	$0.97	$3.06	$2.72	$1.77	$3.18

Cash dividends declared per common share	$1.0900	$0.8825	$0.8000	$0.7200	$0.5950

Balance Sheet Data:
Total assets	$25,819	$24,260	$22,846	$19,990	$25,119
Long-term obligations, less current portion	3,686	2,418	2,175	1,896	3,272
Shareholders’ equity (3)	5,975	6,244	5,849	5,276	8,725

(1)	During the fourth quarter of fiscal 2013, we recognized a non-cash goodwill impairment charge of $829 million ($799 million, net of tax) related to our Nuclear Pharmacy Services division.

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

(3)
As noted above, on August 31, 2009, we completed the distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion. The distribution of CareFusion common stock to our shareholders resulted in the recognition of a $3.7 billion non-cash dividend.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below refers to, and should be read in conjunction with, the consolidated financial statements and related notes included in this Form 10-K. Unless otherwise indicated, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we are referring to our continuing operations.
Overview
We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, ambulatory surgery centers, clinical laboratories, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We also provide medical products to patients in the home.
We report our financial results in two segments: Pharmaceutical and Medical.
During fiscal 2013, revenue decreased 6 percent to $101.1 billion, largely due to the previously disclosed expiration of our pharmaceutical distribution contract with Express Scripts and the impact of brand-to-generic pharmaceutical conversions.
Gross margin increased 8 percent to $4.9 billion, reflecting strong performance in our Pharmaceutical segment generic programs. Operating earnings decreased 44 percent to $1.0 billion and earnings from continuing operations decreased 69 percent to $335 million due to an $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division.
Our cash and equivalents balance was $1.9 billion at June 30, 2013, compared to $2.3 billion at June 30, 2012. The decrease in cash and equivalents during fiscal 2013 was driven by acquisitions of $2.2 billion, share repurchases of $450 million and dividends of $353 million, offset by strong net cash provided by operating activities of $1.7 billion and net proceeds from long-term obligations of $981 million. We plan to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to enhance shareholder value.
Large Customers
On April 25, 2013, we announced the renewal of our pharmaceutical distribution contracts with CVS. CVS accounted for approximately 23 percent of our fiscal 2013 revenue.
Our pharmaceutical distribution contract with Walgreens will expire at the end of August 2013. Because sales to Walgreens generated approximately 20 percent of our consolidated revenue for fiscal 2013, we expect the expiration of this contract to have an adverse impact on our results of operations. We are taking steps to reduce our costs and otherwise mitigate the impact of the expiration of the Walgreens contract in fiscal 2014 and afterward. Largely as a result of the contract expiration, we do not currently expect diluted earnings per share from continuing operations to grow in fiscal 2014 compared to fiscal 2013, excluding the effects in both periods of restructuring and employee severance costs; acquisition-related costs and credits; impairments and gains and losses on disposal of assets (including the $829 million Nuclear Pharmacy Services division goodwill impairment charge in fiscal 2013); net litigation recoveries and charges; and charges and tax benefits associated with each of these items. After the expiration of this contract, we also anticipate a significant net working capital decrease based on reduced inventory and accounts receivable, partially offset by reduced accounts payable. Based on the expected working capital decrease and other factors, we anticipate that the expiration of the Walgreens contract will result in a net after-tax benefit to cash flow from operating activities in fiscal 2014 in excess of $500 million.
Goodwill
In conjunction with the preparation of our consolidated financial statements for the fiscal year ended June 30, 2013, we recently completed our annual goodwill impairment test, which we perform annually in the fourth quarter. As part of this annual test, we concluded that the entire goodwill amount of our Nuclear Pharmacy Services division was impaired, resulting in a non-cash impairment charge of $829 million ($799 million, net of tax). This impairment charge does not impact our liquidity, cash flows from operations, or compliance with debt covenants.
The majority of the goodwill of our Nuclear Pharmacy Services division was acquired through our acquisition of Syncor International Corporation in fiscal 2003 ($681 million of goodwill). Excluding the impact of the impairment charge, we have a total of approximately $1.0 billion of invested capital in our Nuclear Pharmacy Services division (inclusive of the Syncor acquisition), accumulated over the past 12 years.
As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2012, and March 31, 2013, our Nuclear Pharmacy Services division has experienced significant softness in the low-energy diagnostics market. During the second half of fiscal 2013, we experienced sustained volume declines and price erosion for the core, low-energy products provided by this division. In addition, we experienced reduced sales for some existing high-energy diagnostic products, slower-than-expected adoption of new high-energy diagnostic products, and recent reimbursement developments that may adversely impact the future growth of these products. Using this information, we adjusted our outlook and long-term business plans for this division during our annual budgeting process, which we recently concluded. This update resulted in significant reductions in the anticipated future cash flows and estimated fair value for this reporting unit. See Note 5 of the “Notes to Consolidated Financial Statements” for additional information.
Restructuring
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, we are moving production of procedure kits from our facility in Waukegan, Illinois to other facilities and selling property and consolidating office space in Waukegan, Illinois. In addition, we reorganized our Medical segment and plan to sell our sterilization processes in El Paso, Texas. We estimate the total costs associated with this restructuring plan to be approximately $79 million on a pre-tax basis, of which $51 million was recognized during fiscal 2013. Of the estimated $28 million remaining costs to be recognized through the end of fiscal 2014, we estimate that approximately $3 million will be employee-related costs; $11 million will be facility exit and other costs; and $14 million will be an expected loss on disposal of the property in Waukegan, Illinois described above. We have evaluated this property and have determined that at June 30, 2013 it does not meet the criteria for classification as held for sale. The costs recognized during 2013 are classified as restructuring and employee severance and impairments and loss on disposal of assets in the consolidated statements of earnings. We

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

expect to start realizing cost savings and other benefits from the plan in fiscal 2014.
Acquisitions
On March 18, 2013, we completed the acquisition of AssuraMed for $2.07 billion, net of cash acquired, in an all-cash transaction. We funded the acquisition through the issuance of $1.3 billion in fixed rate notes and cash on hand. The acquisition of AssuraMed, a provider of medical supplies to homecare providers and patients in the home, expands our ability to serve this patient base. We expect the amortization of acquisition-related intangible assets to be a significant expense in future periods. Excluding the impact of amortization of acquisition-related intangible assets, this acquisition had a positive impact on operating earnings in fiscal 2013 and we expect it to have a positive impact on operating earnings in future periods. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information on the AssuraMed acquisition.
Other Trends
Within our Pharmaceutical segment, we expect continued strength in our generic pharmaceutical programs as well as continued price appreciation from branded pharmaceutical products in fiscal 2014.
Within our Medical segment, variability in the cost of commodities such as oil-based resins, cotton, latex, diesel fuel and other commodities can have a significant impact on cost of products sold. Although commodity prices fluctuate, we do not expect changes in commodity prices to have a significant impact on our year-over-year results of operations in fiscal 2014. We also expect a continuation of relatively flat procedural-based utilization in fiscal 2014.
Results of Operations
Revenue

	Revenue			Change
(in millions)	2013	2012	2011	2013	2012
Pharmaceutical	$91,097	$97,925	$93,744	(7)%	4%
Medical	10,060	9,642	8,922	4%	8%
Total segment revenue	101,157	107,567	102,666	(6)%	5%
Corporate	(64)	(15)	(22)	N.M.	N.M.
Total revenue	$101,093	$107,552	$102,644	(6)%	5%
Fiscal 2013 Compared to Fiscal 2012
Pharmaceutical Segment
Revenue for fiscal 2013 compared to the prior year was negatively impacted by the expiration on September 30, 2012 of our pharmaceutical distribution contract with Express Scripts (approximately $6.7 billion), the revenue from which was classified as bulk sales. Revenue from existing pharmaceutical distribution customers decreased by approximately $3.6 billion, primarily as a result of brand-to-generic pharmaceutical conversions. Brand-to-generic pharmaceutical conversions impact our revenue because generic pharmaceuticals generally sell at a lower price than the corresponding brand product and because some of our customers primarily source generic products directly from manufacturers rather than from us. The decrease was partially offset by increased pharmaceutical distribution revenue from new customers (approximately $3.8 billion) and revenue growth within our Specialty Solutions division ($961 million).

Revenue from bulk sales was $29.8 billion and $40.2 billion for fiscal 2013 and 2012, respectively. Bulk sales for fiscal 2013 decreased by 26 percent driven primarily by the expiration of our contract with Express Scripts and brand-to-generic conversions. Revenue from non-bulk sales was $61.3 billion and $57.7 billion for fiscal 2013 and 2012, respectively. Non-bulk sales for fiscal 2013 increased by 6 percent driven by growth from new customers. See “Item 1: Business” for more information about bulk and non-bulk sales. In light of the reduction in bulk sales after the expiration of our pharmaceutical distribution contract with Walgreens, we do not expect the distinction between revenue and profit from bulk sales to be meaningful in the future. As such, in the future, we do not expect to present separate information on bulk and non-bulk sales to investors.
Medical Segment
Revenue for fiscal 2013 compared to the prior year reflects the benefit of acquisitions ($459 million).
Fiscal 2012 Compared to Fiscal 2011
Pharmaceutical Segment
Revenue was positively impacted during fiscal 2012 compared to the prior year by acquisitions ($2.3 billion) and increased sales to existing customers ($2.0 billion).
Medical Segment
Revenue was positively impacted during fiscal 2012 compared to the prior year by increased volume from existing customers ($335 million), including the positive impact from sales of self-manufactured and private brand products and the transition during the fourth quarter of fiscal 2011 of our relationship with CareFusion from a fee-for-service arrangement to a traditional distribution model ($131 million).
Cost of Products Sold
Consistent with the change in revenue, cost of products sold decreased $6.8 billion (7 percent) during fiscal 2013, and increased by $4.5 billion (5 percent) during fiscal 2012. See the gross margin discussion below for additional drivers impacting cost of products sold.
Gross Margin

	Gross Margin			Change
(in millions)	2013	2012	2011	2013	2012
Gross margin	$4,921	$4,541	$4,162	8%	9%
Fiscal 2013 Compared to Fiscal 2012
Gross margin increased in fiscal 2013 compared to the prior year driven by strong performance in our generic pharmaceutical programs ($350 million) and acquisitions ($131 million). Increased margin from branded pharmaceutical distribution agreements (exclusive of the related volume impact) also had a positive impact on gross margin ($81 million). Pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin ($211 million), driven in part by customer and product mix. The adverse impact of these pricing changes is offset by sourcing programs and other sources of margin. As a result of significant market softness, gross margin from our Nuclear Pharmacy Services division decreased by $71 million in fiscal 2013.
The cost of oil-based resins, cotton, latex and other commodities used in our Medical segment self-manufactured products had a slightly favorable impact on gross margin. As described above, while the expiration of the

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Express Scripts contract resulted in lower revenue, it had a slightly unfavorable impact on gross margin.
Fiscal 2012 Compared to Fiscal 2011
Gross margin increased in fiscal 2012 compared to the prior year primarily due to strong performance in our generic pharmaceutical programs ($344 million), including the impact of new product launches and price appreciation on a few specific products, and acquisitions ($137 million). Favorable Medical segment product sales mix and increased sales volume resulted in a $100 million favorable impact to gross margin. Pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin ($205 million). The adverse impact of these pricing changes was offset by sourcing programs and other sources of margin. Increased cost of oil-based resins, cotton, latex and other commodities used in our Medical segment self-manufactured products decreased gross margin by $66 million.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses			Change
(in millions)	2013	2012	2011	2013	2012
SG&A expenses	$2,875	$2,677	$2,528	7%	6%
SG&A expenses increased during 2013 over fiscal 2012 primarily due to acquisitions ($84 million) and investment spending ($17 million).
Increased SG&A expenses in fiscal 2012 over fiscal 2011 were primarily due to acquisitions ($65 million) and business system investments, including the Medical segment business transformation project.
Segment Profit and Consolidated Operating Earnings

	Segment Profit and Operating Earnings			Change
(in millions)	2013	2012	2011	2013	2012
Pharmaceutical	$1,734	$1,558	$1,329	11%	17%
Medical	372	332	373	12%	(11)%
Total segment profit	2,106	1,890	1,702	11%	11%
Corporate	(1,110)	(98)	(188)	N.M.	N.M.
Total operating earnings	$996	$1,792	$1,514	(44)%	18%
Segment Profit
We evaluate segment performance based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment SG&A expenses. We do not allocate restructuring and employee severance, acquisition-related costs, impairments and loss on disposal of assets, litigation (recoveries)/charges, net, certain investment and other spending to our segments. These costs are retained at Corporate. Investment spending generally includes the first year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. See Note 14 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

Pharmaceutical Segment Profit
The principal drivers for the increase in fiscal 2013 over fiscal 2012 were strong performance in our generic pharmaceutical programs and increased margin from branded pharmaceutical distribution agreements. These benefits were partially offset by the unfavorable impact of pharmaceutical distribution pricing changes and significant market softness in our Nuclear Pharmacy Services division.
The principal drivers for the increase in fiscal 2012 over fiscal 2011 were strong performance in our generic pharmaceutical programs, including the impact of new product launches, and the positive impact of acquisitions, offset by the unfavorable impact of pharmaceutical distribution pricing changes.
Segment profit from bulk sales decreased $36 million in fiscal 2013 compared to fiscal 2012 and was 7 percent and 10 percent of Pharmaceutical segment profit in fiscal 2013 and 2012, respectively. Segment profit from non-bulk sales increased $212 million in fiscal 2013 over fiscal 2012 and was 93 percent and 90 percent of Pharmaceutical segment profit in fiscal 2013 and 2012, respectively. The generic pharmaceutical programs discussed above primarily impacted segment profit from non-bulk sales.
Medical Segment Profit
The principal drivers for the increase in fiscal 2013 over fiscal 2012 were the positive impact of acquisitions and decreased cost of commodities used in our self-manufactured products, partially offset by the unfavorable impact of pricing changes, driven in part by customer and product mix. Segment profit was also moderated by softness in procedural-based utilization. The 2.3 percent excise tax on certain manufactured or imported medical devices that became effective January 1, 2013 had a slightly unfavorable impact on segment profit.
The principal drivers for the decrease in fiscal 2012 over fiscal 2011 were the increased cost of commodities used in our self-manufactured products and an increase in SG&A expenses, including the impact of business system investments. These items were partially offset by the favorable impact of product sales mix and increased net sales volume.
Corporate
As discussed further below, the principal driver for the decrease in Corporate in fiscal 2013 was an $829 million non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division, in addition to other costs not allocated to our segments.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

(in millions)	2013	2012	2011
Restructuring and employee severance	$71	$21	$15
Acquisition-related costs	158	33	90
Impairments and loss on disposal of assets	859	21	9
Litigation (recoveries)/charges, net	(38)	(3)	6

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Restructuring and Employee Severance
In addition to other restructuring activities during fiscal 2013, we recognized $30 million of employee-related costs and $10 million of facility exit and other costs related to the restructuring within our Medical segment. We also recognized $11 million of employee-related costs as part of a restructuring plan within our Nuclear Pharmacy Services division during the fourth quarter of fiscal 2013.
Acquisition-Related Costs
Acquisition-related costs for fiscal 2013 included transaction costs associated with the purchase of AssuraMed ($20 million). Additionally, amortization of acquisition-related intangible assets was $118 million, $78 million and $67 million for fiscal 2013, 2012 and 2011, respectively. The increase in amortization during fiscal 2013 was primarily due to intangible assets from the acquisition of AssuraMed.
Acquisition-related costs for fiscal 2012 included income recognized upon adjustment of the contingent consideration obligation incurred in connection with the P4 Healthcare acquisition ($71 million). In early fiscal 2013, we terminated and settled the remaining contingent consideration obligation for $4 million.
Impairments and Loss on Disposal of Assets
During the fourth quarter of fiscal 2013, we recognized an $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division, as discussed further in the Overview section and in Note 5 of the "Notes to Consolidated Financial Statements."
In connection with our Medical segment restructuring plan discussed in Note 3, during fiscal 2013, we recognized an $11 million loss to write down our gamma sterilization assets in El Paso, Texas to the estimated fair value, less costs to sell. Also during fiscal 2013, we recorded an $8 million write-off of commercial software under development within our Pharmaceutical segment in connection with our decision to discontinue this project.
During fiscal 2012, we recorded a charge of $16 million to write off an indefinite-life intangible asset related to the P4 Healthcare trade name.
Litigation (Recoveries)/Charges, Net
During fiscal 2013, we recognized $38 million of income resulting from settlements of class action antitrust claims in which we were a class member.
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Earnings Before Income Taxes and Discontinued Operations			Change
(in millions)	2013	2012	2011	2013	2012
Other income, net	$(15)	$(1)	$(22)	N.M.	N.M.
Interest expense, net	123	95	93	29%	2%
Gain on sale of investment in CareFusion	—	—	(75)	N.M.	N.M.

Interest Expense, Net
The increase in interest expense, net for fiscal 2013 over fiscal 2012 was primarily due to $1.3 billion of notes issued in connection with the AssuraMed acquisition.
Gain on Sale of Investment in CareFusion
We recognized $75 million of income during fiscal 2011 related to the sale of our investment in CareFusion common stock.
Provision for Income Taxes
Generally, fluctuations in the effective tax rate are due to changes within international and United States state effective tax rates resulting from our business mix and discrete items. A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 7 of the "Notes to Consolidated Financial Statements" for a detailed disclosure of the effective tax rate reconciliation):

	2013	2012	2011
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.5	2.3	2.6
Foreign tax rate differential	(4.0)	(2.2)	(3.1)
Nondeductible/nontaxable items	(0.5)	—	0.6
Nondeductible goodwill impairment	33.2	—	—
Change in measurement of an uncertain tax position and impact of IRS settlements	(5.7)	0.9	2.4
Other	1.8	1.0	(1.1)
Effective income tax rate	62.3%	37.0%	36.4%
Fiscal 2013 Compared to Fiscal 2012
The fiscal 2013 effective tax rate was unfavorably impacted by 33.2 percentage points ($295 million) due to the nondeductibility of substantially all of the goodwill impairment which was partially offset by the favorable impact of the revaluation of our deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax authorities ($64 million or 7.2 percentage points).
Fiscal 2012 Compared to Fiscal 2011
The fiscal 2012 effective tax rate was favorably impacted by a settlement of the fiscal 2001 and 2002 IRS audits ($40 million or 2.4 percentage points). The year-over-year comparison of the effective tax rate was unfavorably impacted by the release in fiscal 2011 of a previously established deferred tax valuation allowance.
Ongoing Audits
The IRS is currently conducting audits of fiscal years 2003 through 2010. We have received proposed adjustments from the IRS for fiscal years 2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries. The IRS has proposed additional taxes of $399 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement entered into in connection with the CareFusion Spin-Off for $142 million of the total amount. We disagree with these proposed adjustments, which we are contesting, and have accounted for the unrecognized tax benefits related to them. The IRS had also proposed additional taxes of $450 million, excluding penalties and interest, related to the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us, for which CareFusion would be liable under the tax matters agreement. During the fourth quarter of fiscal 2013, CareFusion settled

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

this matter with the IRS. We have adjusted the indemnification receivable that we had recorded for this matter. The settlement has no net impact on our provision for income taxes.
Liquidity and Capital Resources
We currently believe that, based upon available capital resources (cash on hand and access to committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures, business growth and expansion; contractual obligations; payments for tax settlements; and current and projected debt service requirements, dividends and share repurchases. During fiscal 2013, we completed the acquisition of AssuraMed, which we funded through the issuance of $1.3 billion in fixed rate notes and cash on hand, in addition to several other small acquisitions, which we funded with cash on hand. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need to access capital in addition to cash on hand.
Cash and Equivalents
Our cash and equivalents balance was $1.9 billion at June 30, 2013, compared to $2.3 billion at June 30, 2012. At June 30, 2013, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. The decrease in cash and equivalents during fiscal 2013 was driven by acquisitions of $2.2 billion, share repurchases of $450 million and dividends of $353 million, offset by strong net cash provided by operating activities of $1.7 billion and net proceeds from long-term obligations of $981 million. Net cash provided by operating activities of $1.7 billion was driven primarily by increased gross margin, product mix and working capital changes. As expected, this increase was partially offset by the adverse impact of cash tax payments and the expiration of our pharmaceutical distribution contract with Express Scripts.
During fiscal 2012, we deployed $450 million of cash on share repurchases, $300 million on dividends, $263 million on capital expenditures and $174 million on acquisitions. During fiscal 2012, we received net proceeds from long-term obligations of $290 million.
During fiscal 2011, we deployed $2.3 billion of cash on acquisitions, $291 million on capital expenditures, $274 million on dividends and $270 million on share repurchases. During fiscal 2011, we received $706 million in proceeds from the sale of our remaining investment in CareFusion common stock.
We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO”) to evaluate our working capital performance. DSO is calculated as trade receivables, net divided by (quarterly revenue divided by 90 days). DIOH is calculated as inventories, net divided by ((quarterly cost of products sold plus chargeback billings) divided by 90 days). DPO is calculated as accounts payable divided by ((quarterly cost of products sold plus chargeback billings) divided by 90 days). Chargeback billings are the difference between a product’s wholesale acquisition cost and the contract price. Chargeback billings were $4.3 billion, $4.0 billion and $3.6 billion for fiscal 2013, 2012 and 2011, respectively. Beginning in the first quarter of fiscal 2013, we changed our method of calculating DSO in order to align it with the 90-day convention that we use in the calculation of DIOH and DPO. Prior to this change, we calculated DSO by dividing trade receivables, net by (monthly revenue divided by 30 days). In connection with this change, we have revised prior-year information to conform to the new method of calculating DSO.

	2013	2012	2011
Days sales outstanding	22.3	21.4	20.7
Days inventory on hand	26.5	23.9	22.5
Days payable outstanding	38.9	35.6	34.8
Changes in working capital can vary significantly depending on factors such as the timing of inventory purchases, customer payments of accounts receivable and payments to vendors in the regular course of business.
DSO and DIOH increased in fiscal 2013 over fiscal 2012 primarily as a result of the expiration of our pharmaceutical distribution contract with Express Scripts. DPO increased primarily due to the expiration of our pharmaceutical distribution contract with Express Scripts and brand-to-generic conversions.
DSO increased in fiscal 2012 over fiscal 2011 due to the implementation of our Medical segment's business transformation project, which led to an increase in trade receivables at June 30, 2012. DIOH increased in fiscal 2012 as a result of inventory increases related to on-boarding a new pharmaceutical customer and our Medical segment's business transformation project implementation.
The cash and equivalents balance at June 30, 2013 included $428 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
After the expiration of the Walgreens contract in fiscal 2014, we anticipate a significant net working capital decrease based on reduced inventory and accounts receivable, partially offset by reduced accounts payable. Based on the expected working capital decrease and other factors, we anticipate that the expiration of the Walgreens contract will result in a net after-tax benefit to cash flow from operating activities in fiscal 2014 in excess of $500 million.
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
We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at June 30, 2013 and 2012. We also had no outstanding balance under the revolving credit facility at June 30, 2013 and 2012, except for $43 million and $44 million, respectively, of standby letters of credit for each year. Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2013, we were in compliance with these financial covenants.
On November 6, 2012, we renewed our $950 million committed

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

receivables sales facility program until November 6, 2014. Following the expiration of our pharmaceutical distribution contract with Walgreens, we expect that availability under our committed receivables sales facility program will be less than $950 million based on our then outstanding eligible receivables balance. On June 4, 2013, we extended the term of our $1.5 billion revolving credit facility to June 4, 2018.
Long-term Obligations
As of June 30, 2013, we had total long-term obligations of $3.9 billion compared to $2.9 billion at June 30, 2012. On February 19, 2013, we sold in a registered offering $400 million aggregate principal amount of 1.7% Notes that mature on March 15, 2018, $550 million aggregate principal amount of 3.2% Notes that mature on March 15, 2023 and $350 million aggregate principal amount of 4.6% Notes that mature on March 15, 2043.
We used cash on hand to repay $300 million of our 5.5% Notes that were due on June 15, 2013.
Funding of AssuraMed Acquisition
We funded the acquisition of AssuraMed through the issuance of $1.3 billion in the notes described above and cash on hand. We obtained a commitment letter in February 2013 from certain financial institutions for a $1.3 billion unsecured bridge term loan facility that could have been used to complete the acquisition. We incurred fees of $5 million related to the facility, which are included in interest expense, net. No amounts were drawn under the facility and we terminated the commitment letter in connection with the notes offering.
Capital Expenditures
Capital expenditures during fiscal 2013, 2012 and 2011 were $195 million, $263 million and $291 million, respectively, which were primarily related to information technology projects.
We expect capital expenditures in fiscal 2014 to be between $245 million and $265 million.
Dividends
During fiscal 2013, we paid quarterly dividends totaling $1.025 per share, an increase of 19 percent from fiscal 2012. On May 1, 2013, our Board of Directors approved a 10 percent increase in our quarterly dividend to $0.3025 per share, or $1.21 per share on an annualized basis, payable on July 15, 2013 to shareholders of record on July 1, 2013.
On August 7, 2013, our Board of Directors approved our 116th consecutive regular quarterly dividend, payable to shareholders of record on October 1, 2013.
Share Repurchases
During fiscal 2013, we repurchased $450 million of our common shares. We funded the repurchases with cash on hand. At June 30, 2013, we had $400 million remaining under our current repurchase authorization which expires August 31, 2015.
Interest Rate and Currency Risk Management
We use interest rate swaps, foreign currency forward contracts and commodity swaps to manage our exposure to cash flow variability. We also use interest rate swaps to protect the value of our debt and foreign currency forward contracts to protect the value of our existing foreign currency assets and liabilities. See "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" below as well as Notes 1 and 11 of the “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives as well as foreign currency, interest rate and commodity exposures.
Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at June 30, 2013.
Contractual Obligations
At June 30, 2013, our contractual obligations, including estimated payments due by period, are as follows:

(in millions)	2014	2015 to 2016	2017 to 2018	There-after	Total
Long-term debt and short-term borrowings (1)	$167	$525	$1,344	$1,796	$3,832
Interest on long-term debt	153	273	182	627	1,235
Capital lease obligations (2)	1	21	—	—	22
Other liabilities (3)	3	2	—	—	5
Operating leases (4)	89	131	80	65	365
Purchase obligations (5)	137	54	24	25	240
Total contractual obligations	$550	$1,006	$1,630	$2,513	$5,699

(1)
Represents maturities of our long-term debt obligations and other short-term borrowings excluding capital lease obligations described below. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.

(2)	Represents maturities of our capital lease obligations included within long-term debt in our consolidated balance sheets.

(3)
Represents cash outflows by period for certain of our liabilities in which cash outflows could be reasonably estimated. Certain long-term liabilities, such as unrecognized tax benefits and deferred taxes, including those related to the audits of fiscal 2003 through 2010, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 7 of the “Notes to Consolidated Financial Statements” for further discussion of income taxes.

(4)
Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 8 of the “Notes to Consolidated Financial Statements.”

(5)
A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Critical Accounting Policies and Sensitive Accounting Estimates
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ. In this section, we describe the significant policies applied in preparing our consolidated financial statements that management believes are the most dependent on estimates and

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

assumptions. For additional accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements.”
Allowance for Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to us through our distribution businesses and are presented net of an allowance for doubtful accounts of $134 million and $126 million at June 30, 2013 and 2012, respectively. We also provide financing to various customers. Such financing arrangements range from 120 days to 7 years, at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables are reported net of an allowance for doubtful accounts of $17 million and $16 million at June 30, 2013 and 2012, respectively, and are included in other assets (current portion is included in prepaid expenses and other). We must use judgment when deciding whether to extend credit and when estimating the required allowance for doubtful accounts.
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
The following table gives information regarding the allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2013	2012	2011
Allowance for doubtful accounts	$152	$143	$150
Reduction to allowance for customer deductions and write-offs	34	30	22
Charged to costs and expenses	41	22	27

Allowance as a percentage of customer receivables	2.3%	2.2%	2.4%
Allowance as a percentage of revenue	0.15%	0.13%	0.15%
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables and finance notes receivables at June 30, 2013, would result in an increase or decrease in bad debt expense of $6 million.
We believe the reserve maintained and expenses recorded in fiscal 2013 are appropriate. At this time, we are not aware of any analytical findings or customer issues that might lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue.
Inventories
A substantial portion of our inventories (65 percent and 69 percent at June 30, 2013 and 2012, respectively) are valued at the lower of cost, using the LIFO method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment. The LIFO impact on the consolidated statements of earnings in a given year depends on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals tend to rise, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals tend to decline, which results in a decrease in cost of products sold.
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
The remaining inventory is stated at the lower of cost, using the first in, first out method, or market. If we had used the average cost method of inventory valuation for all inventory within the Pharmaceutical distribution facilities, the value of our inventories would not have changed in fiscal 2013 or 2012. Primarily because prices for our generic pharmaceutical inventories have continued to decline, inventories valued at LIFO were $97 million and $72 million higher than the average cost value as of June 30, 2013 and 2012, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2013 and 2012.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $40 million and $37 million at June 30, 2013 and 2012, respectively. We reserve for inventory obsolescence using estimates based on historical experience, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.
Business Combinations
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for customer relationships, trade names and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios. Subsequent revisions to these assumptions could materially change the estimate of the fair value of contingent consideration obligations and therefore could materially affect our financial position or results of

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

operations. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information regarding our acquisitions.
Goodwill and Other Intangible Assets
Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships, trademarks and patents, and non-compete agreements, are amortized over their useful lives.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. This step may be performed utilizing either a qualitative or quantitative assessment. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. An impairment charge is the amount by which the carrying amount of goodwill exceeds the estimated implied fair value of goodwill. We estimate the implied fair value of goodwill as the excess of the estimated fair value of the reporting unit over the estimated fair value of its net tangible and identifiable intangible assets. This is the same manner we use to recognize goodwill from a business combination. Goodwill impairment testing involves judgment, including the identification of reporting units, the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component).
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division and Cardinal Health China - Pharmaceutical division); Nuclear Pharmacy Services division; Cardinal Health China - Pharmaceutical division; Medical operating segment (excluding our AssuraMed division); and AssuraMed division.
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 9 to 12 percent. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2013, 2012 and 2011 and, with the exception of our Nuclear Pharmacy Services division, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. For our fiscal 2013 and 2012 testing, we elected to bypass the optional qualitative assessment. If we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 1 percent, there still would not be any impairment indicated for any of these reporting units for fiscal 2013, 2012 or 2011. As discussed further in Note 5 of the “Notes to Consolidated Financial Statements”, during the fourth quarter of fiscal 2013 we recognized an $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings.
We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the undiscounted cash flows expected to be generated by the asset.
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
Vendor reserves were $66 million and $75 million at June 30, 2013 and 2012, respectively. Approximately 60 percent of the vendor reserve at the end of fiscal 2013 pertained to the Pharmaceutical segment compared to 79 percent at the end of fiscal 2012. The reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements, and specific vendor issues, such as bankruptcies.
The ultimate outcome of specific claims may be different than our original estimate and may require adjustment. We believe, however, that reserves recorded for such disputes are adequate based upon current facts and circumstances.
Provision for Income Taxes
Our income tax expense, deferred income tax assets and liabilities, and unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. The following table presents information about our tax position at June 30:

(in millions)	2013	2012
Net deferred income tax assets	$510	$480
Net deferred income tax liabilities	1,638	1,462
Net loss and credit carryforwards included in net deferred income tax assets	158	120
Net valuation allowance against deferred income tax assets (1)	88	86

(1)	This valuation allowance primarily relates to federal, state and international loss carryforwards for which the ultimate realization of future benefits is uncertain.
Expiring loss and credit carryforwards and the required valuation allowances are adjusted annually. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described above.
We believe that our estimates for the valuation allowances against deferred tax assets and unrecognized tax benefits are appropriate based on current facts and circumstances. However, others applying reasonable judgment to the same facts and circumstances could develop different estimates. The amount we ultimately pay when matters are resolved may differ from the amounts accrued.
Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation processes. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information regarding unrecognized tax benefits.

If any of our assumptions or estimates were to change, an increase or decrease in our effective income tax rate by 1 percent would have caused income tax expense to increase or decrease $9 million for fiscal 2013.
Share-Based Compensation
Share-based compensation to employees is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.
We analyze historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The expected life of the options granted is calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on implied volatility from traded options on our common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (up to ten years). As required, the forfeiture estimates are adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than our current estimates. See Note 15 of the "Notes to Consolidated Financial Statements" for additional information regarding share-based compensation.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Our businesses are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate and commodity price-related changes. We maintain a hedging program to manage volatility related to these market exposures which employs operational, economic and derivative financial instruments in order to mitigate risk. See Notes 1 and 11 of the “Notes to Consolidated Financial Statements” for further discussion regarding our use of derivative instruments.
Foreign Exchange Rate Sensitivity
By nature of our global operations, our businesses are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Principal drivers of this foreign exchange exposure include the Canadian dollar, Chinese renminbi, European euro, Mexican peso, Thai baht, Malaysian ringgit and Japanese yen.
Transactional Exposure
Our businesses' transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. As part of our risk management program, at the end of each fiscal year we perform a sensitivity analysis on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which mitigates our businesses' transactional exposure. At both June 30, 2013 and 2012, we had hedged approximately 45 percent of our businesses' transactional exposures. The following table summarizes the analysis as it relates to our businesses' transactional exposure and the impact of a hypothetical 10 percent increase or decrease at June 30:

(in millions)	2013	2012
Net estimated transactional exposure	$368	$357

Sensitivity gain/loss	$37	$36
Estimated offsetting impact of hedges	(17)	(16)
Estimated net gain/loss	$20	$20
Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. We perform a similar analysis to that described above related to this translational exposure. We do not typically hedge any of our translational exposure and no hedging impact was included in our analysis at June 30, 2013 and 2012. The following table summarizes our businesses' translational exposure and the impact of a hypothetical 10 percent strengthening or weakening in the U.S. dollar at June 30:

(in millions)	2013	2012
Net estimated translational exposure	$53	$53
Sensitivity gain/loss	5	5
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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10 percent change in interest rates. At both June 30, 2013 and 2012, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change was $2 million.
Commodity Price Sensitivity
We are exposed to market price changes for commodities, including oil-based resins, cotton, latex, and diesel fuel. We typically purchase raw materials at market prices and some finished goods at prices based in part on a commodity price index. As part of our risk management program, we perform sensitivity analysis on our forecasted commodity exposure for the following fiscal year. Our forecasted commodity exposure at June 30, 2013 decreased from the prior year primarily as a result of commodity prices and changes in purchasing volumes.
At June 30, 2013 and 2012, we had hedged a portion of these commodity exposures (see Note 11 of the “Notes to Consolidated Financial Statements” for further discussion). The table below summarizes our analysis of these forecasted commodity exposures and a hypothetical 10 percent fluctuation in commodity prices at June 30:

(in millions)	2013	2012
Estimated commodity exposure	$369	$403

Sensitivity gain/loss	$37	$40
Estimated offsetting impact of hedges	(1)	(1)
Estimated net gain/loss	$36	$39
We also are exposed to fluctuations in commodities' prices through the purchase of finished goods and various other energy-related commodities, including natural gas and electricity, through our normal course of business where our contracts are not directly tied to a commodity index. We believe our total gross range of exposure to commodities, including the items listed in the table above, is $500 million to $600 million at June 30, 2013.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 8: Financial Statements and Supplementary Data

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Health, Inc. and subsidiaries at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
August 20, 2013

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Statements of Earnings

(in millions, except per common share amounts)	2013	2012	2011
Revenue	$101,093	$107,552	$102,644
Cost of products sold	96,172	103,011	98,482
Gross margin	4,921	4,541	4,162

Operating expenses:
Distribution, selling, general and administrative expenses	2,875	2,677	2,528
Restructuring and employee severance	71	21	15
Acquisition-related costs	158	33	90
Impairments and loss on disposal of assets	859	21	9
Litigation (recoveries)/charges, net	(38)	(3)	6
Operating earnings	996	1,792	1,514

Other income, net	(15)	(1)	(22)
Interest expense, net	123	95	93
Gain on sale of investment in CareFusion	—	—	(75)
Earnings before income taxes and discontinued operations	888	1,698	1,518

Provision for income taxes	553	628	552
Earnings from continuing operations	335	1,070	966

Loss from discontinued operations, net of tax	(1)	(1)	(7)
Net earnings	$334	$1,069	$959

Basic earnings/(loss) per common share:
Continuing operations	$0.98	$3.10	$2.77
Discontinued operations	—	—	(0.02)
Net basic earnings per common share	$0.98	$3.10	$2.75

Diluted earnings/(loss) per common share:
Continuing operations	$0.97	$3.06	$2.74
Discontinued operations	—	—	(0.02)
Net diluted earnings per common share	$0.97	$3.06	$2.72

Weighted-average number of common shares outstanding:
Basic	341	345	349
Diluted	344	349	353
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)	2013	2012	2011
Net earnings	$334	$1,069	$959

Other comprehensive income/(loss):
Net change in foreign currency translation adjustments	18	(34)	72
Net unrealized gain/(loss) on derivative instruments, net of tax	13	(6)	(4)
Reclassification of unrealized gain upon realization from sale of remaining investment in CareFusion, net of tax	—	—	(61)
Total other comprehensive income/(loss), net of tax	31	(40)	7
Total comprehensive income	$365	$1,029	$966
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30
(in millions)	2013	2012
Assets
Current assets:
Cash and equivalents	$1,901	$2,274
Trade receivables, net	6,304	6,355
Inventories, net	8,373	7,864
Prepaid expenses and other	1,192	1,017
Total current assets	17,770	17,510

Property and equipment, net	1,489	1,551
Goodwill and other intangibles, net	5,574	4,392
Other assets	986	807
Total assets	$25,819	$24,260

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,295	$11,726
Current portion of long-term obligations and other short-term borrowings	168	476
Other accrued liabilities	2,127	1,972
Total current liabilities	14,590	14,174

Long-term obligations, less current portion	3,686	2,418
Deferred income taxes and other liabilities	1,568	1,424

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at June 30, 2013 and 2012	2,953	2,930
Retained earnings	4,038	4,093
Common shares in treasury, at cost: 25 million shares and 21 million shares at June 30, 2013 and 2012, respectively	(1,084)	(816)
Accumulated other comprehensive income	68	37
Total shareholders’ equity	5,975	6,244
Total liabilities and shareholders’ equity	$25,819	$24,260
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2010	364	$2,890	$2,647	(7)	$(331)	$70	$5,276
Net earnings			959				959
Other comprehensive income						7	7
Employee stock plans activity, including tax impact of $14 million	—	8		3	124		132
Treasury shares acquired				(8)	(250)		(250)
Dividends declared			(281)				(281)
Other			6				6
Balance at June 30, 2011	364	2,898	3,331	(12)	(457)	77	5,849
Net earnings			1,069				1,069
Other comprehensive loss						(40)	(40)
Employee stock plans activity, including tax impact of $4 million	—	32		1	91		123
Treasury shares acquired				(10)	(450)		(450)
Dividends declared			(307)				(307)
Balance at June 30, 2012	364	2,930	4,093	(21)	(816)	37	6,244
Net earnings			334				334
Other comprehensive income						31	31
Employee stock plans activity, including tax impact of $19 million	—	23		6	182		205
Treasury shares acquired				(10)	(450)		(450)
Dividends declared			(374)				(374)
Other			(15)				(15)
Balance at June 30, 2013	364	$2,953	$4,038	(25)	$(1,084)	$68	$5,975
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)	2013	2012	2011
Cash flows from operating activities:
Net earnings	$334	$1,069	$959
Loss from discontinued operations, net of tax	1	1	7
Earnings from continuing operations	335	1,070	966

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	397	325	313
Gain on sale of investment in CareFusion	—	—	(75)
Impairments and loss on disposal of assets	859	21	9
Share-based compensation	93	85	80
Provision for deferred income taxes	21	158	128
Provision for bad debts	31	22	27
Change in fair value of contingent consideration obligation	—	(71)	(7)
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	216	(129)	(457)
Increase in inventories	(370)	(495)	(665)
Increase in accounts payable	426	319	1,356
Other accrued liabilities and operating items, net	(281)	(129)	(280)
Net cash provided by operating activities	1,727	1,176	1,395

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(2,239)	(174)	(2,300)
Additions to property and equipment	(195)	(263)	(291)
Purchase of held-to-maturity securities and other investments	(12)	(35)	(156)
Proceeds from sale of property and equipment	—	3	3
Proceeds from maturities of held-to-maturity securities	71	92	10
Proceeds from sale of CareFusion common stock	—	—	706
Net cash used in investing activities	(2,375)	(377)	(2,028)

Cash flows from financing activities:
Payment of contingent consideration obligation	(4)	—	(10)
Net change in short-term borrowings	(1)	13	46
Reduction of long-term obligations	(305)	(251)	(229)
Proceeds from long-term obligations, net of issuance costs	1,286	496	495
Net proceeds from issuance of common shares	121	42	63
Tax disbursements from share-based compensation	(19)	(4)	(14)
Dividends on common shares	(353)	(300)	(274)
Purchase of treasury shares	(450)	(450)	(270)
Net cash provided by/(used in) financing activities	275	(454)	(193)

Net increase/(decrease) in cash and equivalents	(373)	345	(826)
Cash and equivalents at beginning of period	2,274	1,929	2,755
Cash and equivalents at end of period	$1,901	$2,274	$1,929

Supplemental information:
Cash payments for interest	$128	$118	$116
Cash payments for income taxes	899	513	588
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Cardinal Health, Inc. is a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals, ambulatory surgery centers, clinical laboratories, physician offices and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. Cardinal Health, Inc. also provides medical products to patients in the home. References to “we”, “our” and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned and controlled subsidiaries unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2013, 2012 and 2011 in these consolidated financial statements are to the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
Basis of Presentation
Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. To conform to the current year presentation, certain prior year disclosure amounts have been reclassified. The results of businesses acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation, business combinations, goodwill and other intangible asset impairment, vendor reserves, income taxes and share-based compensation. Actual amounts could ultimately differ from these estimated amounts.
CareFusion Spin-Off
Effective August 31, 2009, we separated our clinical and medical products businesses through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation ("CareFusion") and retained the remaining shares of CareFusion common stock (the "CareFusion Spin-Off"). During fiscal 2010 and 2011, we disposed of the remaining shares of CareFusion common stock. We are a party to a separation agreement and various other agreements relating to the separation, including a tax matters agreement, a transition services agreement and an accounts receivable factoring agreement.
Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to the CareFusion Spin-Off. The indemnification receivable was $186 million and $265 million at June 30, 2013 and 2012, respectively, and is included in other assets in the consolidated balance sheets.

Under the transition services agreement, during fiscal 2013, 2012 and 2011, we recognized $3 million, $3 million and $65 million, respectively, in transition service fee income.
Under the accounts receivable factoring agreement we purchased $460 million of CareFusion trade receivables during fiscal 2011. The accounts receivable factoring arrangement expired on April 1, 2011.
Cash Equivalents
We consider liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables
Trade receivables are primarily comprised of amounts owed to us through our distribution businesses and are presented net of an allowance for doubtful accounts of $134 million and $126 million at June 30, 2013 and 2012, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We continuously monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 120 days to 7 years, at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and accrued interest receivables were $161 million (current portion $29 million) and $163 million (current portion $33 million) at June 30, 2013 and 2012, respectively, and are included in other assets (current portion is included in prepaid expenses and other). Finance notes receivable are reported net of an allowance for doubtful accounts of $17 million and $16 million at June 30, 2013 and 2012, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer.
Concentrations of Credit Risk
We maintain cash depository accounts with major banks and invest in high quality, short-term liquid instruments. Such investments are made only in instruments issued by highly rated institutions. These investments mature within three months and we have not historically incurred any related losses.
Our trade receivables, finance notes and accrued interest receivables are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the healthcare industry. Such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Historically, such losses have been within our expectations.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Major Customers
The following table summarizes all of our customers that individually account for at least 10 percent of revenue and their corresponding percent of gross trade receivables. The customers in the table below are primarily serviced through our Pharmaceutical segment.

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2013	2012	2011	2013	2012
CVS Caremark Corporation	23%	22%	22%	19%	19%
Walgreen Co.	20%	21%	23%	24%	25%
On March 19, 2013, we announced that our pharmaceutical distribution contract with Walgreen Co., which is scheduled to expire at the end of August 2013, will not be renewed.
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Novation, LLC and Premier Purchasing Partners, L.P. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 13 percent, 13 percent and 14 percent of revenue for fiscal 2013, 2012 and 2011, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A substantial portion of our inventories (65 percent and 69 percent at June 30, 2013 and 2012, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2013 or 2012. Inventories valued at LIFO were $97 million and $72 million higher than the average cost value as of June 30, 2013 and 2012, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2013 and 2012. Our remaining inventory is primarily stated at the lower of cost, using the first-in, first-out method, or market.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $40 million and $37 million at June 30, 2013 and 2012, respectively. We reserve for inventory obsolescence using estimates based on historical experience, sales trends, specific categories of inventory and age of on-hand inventory.
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
As a result of the reductions in the anticipated future cash flows in our Nuclear Pharmacy Services division, as discussed in Note 5, we also performed recoverability testing for the long-lived assets of this division, which consist primarily of improvements, machinery and equipment. Based on the assessment performed, we determined that the carrying amounts of the long-lived assets are recoverable.
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation expense of $259 million, $241 million and $244 million, for fiscal 2013, 2012 and 2011, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2013	2012
Land, building and improvements	$1,398	$1,126
Machinery and equipment	2,149	2,291
Furniture and fixtures	122	120
Total property and equipment, at cost	3,669	3,537
Accumulated depreciation and amortization	(2,180)	(1,986)
Property and equipment, net	$1,489	$1,551
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 3.78 percent at June 30, 2013. The amount of capitalized interest was immaterial for all periods presented.
Business Combinations
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for customer relationships, trade names and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios. Subsequent revisions to these assumptions could materially change the estimate of the fair value of contingent consideration obligations and

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

therefore could materially affect our financial position or results of operations. See Note 2 for additional information regarding our acquisitions.
Goodwill and Other Intangible Assets
Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships, trademarks and patents, and non-compete agreements, are amortized over their useful lives.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount. This step may be performed utilizing either a qualitative or quantitative assessment. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. An impairment charge is the amount by which the carrying amount of goodwill exceeds the estimated implied fair value of goodwill. We estimate the implied fair value of goodwill as the excess of the estimated fair value of the reporting unit over the estimated fair value of its net tangible and identifiable intangible assets. This is the same manner we use to recognize goodwill from a business combination. Goodwill impairment testing involves judgment, including the identification of reporting units, the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component).
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division and Cardinal Health China - Pharmaceutical division); Nuclear Pharmacy Services division; Cardinal Health China - Pharmaceutical division; Medical operating segment (excluding our AssuraMed division); and AssuraMed division.
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 9 to 12 percent. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2013, 2012 and 2011 and, with the exception of our Nuclear Pharmacy Services division, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. For our fiscal 2013 and 2012 testing, we elected to bypass the optional qualitative assessment. As discussed further in Note 5, during the fourth quarter of fiscal 2013 we recognized an $829 million ($799 million, net of tax) goodwill impairment charge related to our Nuclear Pharmacy Services division, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings.
We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the undiscounted cash flows expected to be generated by the asset.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other billing disputes. These disputed transactions are researched and resolved based upon our policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the transaction types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. All adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $66 million and $75 million at June 30, 2013 and 2012, respectively, excluding third-party returns. See separate section in Note 1 for a description of third-party returns.
Vendor Incentives
Fees for services and other incentives received from vendors relating to the purchase or distribution of inventory represent product discounts and are recorded as a reduction of cost of products sold in the consolidated statements of earnings upon sale of the related inventory.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested.
Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation processes. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. See Note 7 for additional information regarding income taxes.
Other Accrued Liabilities
Other accrued liabilities represent various current obligations, including certain accrued operating expenses and taxes payable.
Share-Based Compensation
Share-based compensation to employees is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The fair value of stock options is determined using a lattice valuation model. The compensation expense recognized for share-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. We generally classify share-based compensation expense within distribution, selling, general and administrative ("SG&A") expenses to correspond with the same line item as the majority of the cash compensation paid to employees. See Note 15 for additional information regarding share-based compensation.
Dividends
We paid cash dividends per Common Share of $1.025, $0.86 and $0.78 for fiscal 2013, 2012 and 2011, respectively.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.
Pharmaceutical Segment
The Pharmaceutical segment recognizes distribution revenue when title transfers to its customers and we have no further obligation to provide services related to such merchandise.
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
Radiopharmaceutical revenue is recognized upon delivery of the product to the customer and we have no further obligation to provide services related to such merchandise.
Medical Segment
The Medical segment recognizes revenue when title transfers to its customers and we have no further obligation to provide services related to such merchandise.

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
Effective June 30, 2013, we updated our policy to accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. This prospective change did not have a material effect on consolidated revenue, cost of products sold and operating earnings. At June 30, 2013, the accrual for estimated sales returns and allowances was $291 million, the impact of which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Prior to this change in policy, we recognized sales returns as a reduction of revenue and cost of products sold for the sales price and cost, respectively, when products were returned. Amounts recorded in revenue and cost of products sold under our prior accounting policy closely approximated what would have been recorded had we accrued for estimated sales returns and allowances at the time of the sale transaction. As such, retrospective adoption of our new policy to accrue for estimated sales returns and allowances would not have materially changed our results of operations and financial position in fiscal 2012 or 2011. Sales returns and allowances were $2.3 billion, $1.9 billion and $1.7 billion, for fiscal 2013, 2012 and 2011, respectively.
Third-Party Returns
Since we generally do not accept non-merchantable product returns from our customers, many of our customers return non-merchantable pharmaceutical products to our vendors through third parties. Since our customers generally do not have a direct relationship with our vendors, our vendors pass the value of the returns to us (usually in the form of an accounts payable deduction). We in turn pass the value received, less an administrative fee, to our customer. In certain instances, we pass the estimated value of the return to our customer prior to processing the deduction with our vendors. Although we believe we have satisfactory protections, we could be subject to claims from customers or vendors if our administration of this overall process was deficient in some respect or our contractual terms with vendors are in conflict with our contractual terms with our customers. We have maintained reserves for some of these situations based on their nature and our historical experience with their resolution.
Distribution Service Agreement and Other Vendor Fees
Our Pharmaceutical segment recognizes fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendors’ inventory when those fees have been earned and we are entitled to payment. We recognize the fees as a reduction in the carrying value of the inventory that generated the fees, and as such, the fees are recognized as a reduction of cost of products sold in our consolidated statements of earnings when the inventory is sold.
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

for shipment to the end customer. Shipping and handling costs were $419 million, $389 million and $342 million, for fiscal 2013, 2012 and 2011, respectively. Revenue received for shipping and handling was immaterial for all periods presented.
Restructuring and Employee Severance
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, moving manufacturing of a product to another location, production or business process sourcing, employee severance (including rationalizing headcount or other significant changes in personnel) and realigning operations (including substantial realignment of the management structure of a business unit in response to changing market conditions). See Note 3 for additional information regarding our restructuring activities.
Acquisition-Related Costs
We classify costs incurred in connection with acquisitions as acquisition-related costs in our consolidated statements of earnings. These costs consist primarily of transaction costs, integration costs, changes in the fair value of contingent consideration obligations and amortization of acquisition-related intangible assets. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in acquisition-related costs. See Note 5 for additional information regarding amortization of acquisition-related intangible assets and Note 10 for additional information regarding changes in the fair value of contingent consideration obligations.
Translation of Foreign Currencies
Financial statements of our subsidiaries outside the United States are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in shareholders’ equity through accumulated other comprehensive income ("AOCI") utilizing period-end exchange rates. Revenues and expenses of these foreign subsidiaries are translated using average exchange rates during the year.
The foreign currency translation gains/(losses) included in AOCI at June 30, 2013 and 2012 are presented in Note 12. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in other income, net, and were immaterial for all periods presented.
Interest Rate, Currency and Commodity Risk
All derivative instruments are recognized at fair value on the consolidated balance sheets and all changes in fair value are recognized in net earnings or shareholders’ equity through AOCI, net of tax.
For contracts that qualify for hedge accounting treatment, our policy requires that the hedge contracts must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized immediately in net earnings. If a fair value or cash flow hedge ceases to qualify for hedge accounting treatment, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized immediately in net earnings. If a forecasted transaction was no longer considered probable of occurring, amounts previously deferred in AOCI would be recognized immediately in net earnings. See Note 11 for additional information regarding our derivative instruments, including the accounting treatment for instruments designated as fair value, cash flow and economic hedges.
Earnings per Common Share
Basic earnings per share (“EPS”) is computed by dividing net earnings (the numerator) by the weighted-average number of common shares outstanding during each period (the denominator). Diluted EPS is similar to the computation for basic EPS, except that the denominator is increased by the dilutive effect of vested and nonvested stock options, restricted shares, restricted share units and performance share units, computed using the treasury stock method. The total number of common shares issued, less the common shares held in treasury, is used to determine the common shares outstanding. See Note 13 for additional information regarding EPS.
Recent Financial Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exists. This guidance will be effective for us in the first quarter of fiscal 2015, with early adoption permitted. We do not expect the adoption of this guidance to impact our financial position or results of operations.
In March 2013, the FASB issued amended accounting guidance related to a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in case of sale of an equity method investment that is a foreign entity. This amendment will be effective for us in the first quarter of fiscal 2015, with early adoption permitted. We do not expect the adoption of this guidance to impact our financial position or results of operations.
In February 2013, the FASB issued amended accounting guidance related to reclassifications out of AOCI. An entity is required to present, either parenthetically on the face of the statement where net income is presented or in the notes, the significant amounts, by component, reclassified out of AOCI by the respective line items of net income and to report changes in its AOCI balances by component. This amendment will be effective for us in the first quarter of fiscal 2014, with early adoption permitted. We do not expect the adoption of this guidance to impact our financial position or results of operations.
In January 2013, the FASB issued updated guidance to limit the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. This guidance will be effective for us and applied retrospectively in the first quarter of fiscal 2014. We do not expect the adoption of this guidance to impact our financial position or results of operations.
In July 2012, the FASB issued amended accounting guidance related to testing indefinite-lived intangible assets for impairment. Under this guidance, a company is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that its estimated fair value is less than its carrying amount. This guidance will be effective for us in fiscal 2014, with early adoption permitted. The adoption of this guidance will not impact our financial position or results of operations.
In June 2011, the FASB issued amended accounting guidance related to the presentation of comprehensive income. This guidance requires that comprehensive income, the components of net income and the components of other comprehensive income ("OCI") be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. We adopted this amended guidance on a retrospective basis in the first quarter of fiscal 2013 and have elected to report comprehensive income and its components in a separate statement of comprehensive income. The adoption of this guidance did not impact our financial position or results of operations.
2. Acquisitions
We have completed several acquisitions since July 1, 2010, including the acquisitions described below. The pro forma results of operations and the results of operations for acquisitions since the acquisition date have not been separately disclosed because the effects were not significant enough compared to the consolidated financial statements, individually or in the aggregate.
AssuraMed
On March 18, 2013, we completed the acquisition of AssuraMed, Inc. ("AssuraMed") for $2.07 billion, net of cash acquired, in an all-cash transaction. We funded the acquisition through the issuance of $1.3 billion in fixed rate notes, as discussed in Note 6, and cash on hand. The acquisition of AssuraMed, a provider of medical supplies to homecare providers and patients in the home, expands our ability to serve this patient base. Transaction costs associated with the purchase of AssuraMed were $20 million and are included in acquisition-related costs in the consolidated statements of earnings.
The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement, as further defined in Note 10. The estimated fair value of the identifiable intangible assets was determined using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an appropriate rate of return. The discount rate used to arrive at the present value of the identifiable intangible assets was 9.5 percent to reflect the internal rate of return and uncertainty in the cash flow projections.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for AssuraMed:

(in millions)	Amount	Weighted-Average Useful Lives of Identifiable Intangible Assets
Identifiable intangible assets:
Customer relationships	$460	9
Trade names	160	11
Other	7	3
Total identifiable intangible assets acquired	627	9

Cash and equivalents	25
Trade receivables	117
Inventories	70
Prepaid expenses and other	88
Property and equipment	40
Accounts payable	(71)
Other accrued liabilities	(23)
Deferred income taxes and other liabilities	(180)
Total identifiable net assets acquired	693
Goodwill	1,402
Total net assets acquired	$2,095
Kinray
On December 21, 2010, we completed the acquisition of privately-held Kinray, Inc. for $1.3 billion in an all-cash transaction. The valuation of the acquired assets and liabilities resulted in goodwill of $984 million and identifiable intangible assets of $133 million.
Cardinal Health China
On November 29, 2010, we completed the acquisition of Cardinal Health China for $458 million, including the assumption of $57 million in debt. The valuation of the acquired assets and liabilities resulted in goodwill of $240 million and identifiable intangible assets of $56 million.
P4 Healthcare
On July 15, 2010, we completed the acquisition of privately-held Healthcare Solutions Holding, LLC (“P4 Healthcare”) for $506 million in cash and certain contingent consideration. The valuation of the acquired assets and liabilities resulted in goodwill of $368 million and identifiable intangible assets of $226 million.
In accordance with the acquisition agreement, as amended, the former owners of P4 Healthcare had the right to receive certain contingent payments based on targeted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The contingent consideration was limited to $100 million. In fiscal 2011, we paid $10 million in accordance with the agreement. In fiscal 2012, we recorded a $71 million decrease in the fair value of the obligation and in fiscal 2013, we terminated and settled the remaining contingent consideration obligation for $4 million. See Note 10 for an explanation of the fair value measurement for the contingent consideration obligation.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs relating to our restructuring activities:

(in millions)	2013 (3)	2012	2011
Employee-related costs (1)	$59	$20	$7
Facility exit and other costs (2)	12	1	8
Total	$71	$21	$15

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

(3)	Includes $30 million of employee-related costs and $10 million of facility exit and other costs related to the restructuring within our Medical segment described further below.
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, we are moving production of procedure kits from our facility in Waukegan, Illinois to other facilities and selling property and consolidating office space in Waukegan, Illinois. In addition, we have reorganized our Medical segment and plan to sell our sterilization processes in El Paso, Texas.
At this time, we estimate the total costs associated with this restructuring plan to be approximately $79 million on a pre-tax basis, of which $51 million was recognized during fiscal 2013, including the employee-related costs and facility exit and other costs discussed above, as well as the gamma sterilization assets write-down as discussed in Note 4. Of the estimated $28 million remaining costs to be recognized through the end of fiscal 2014, we estimate that approximately $3 million will be employee-related costs; $11 million will be facility exit and other costs; and $14 million will be an expected loss on disposal of the property in Waukegan, Illinois described above. We have evaluated this property and have determined that at June 30, 2013 it does not meet the criteria for classification as held for sale.
We recognized $11 million of employee-related costs related to a restructuring plan within our Nuclear Pharmacy Services division during the fourth quarter of fiscal 2013.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2010	$9	$7	$16
Additions	7	8	15
Payments and other adjustments	(10)	(11)	(21)
Balance at June 30, 2011	$6	$4	$10
Additions	22	1	23
Payments and other adjustments	(12)	(3)	(15)
Balance at June 30, 2012	$16	$2	$18
Additions	63	2	65
Payments and other adjustments	(24)	(2)	(26)
Balance at June 30, 2013	$55	$2	$57

4. Impairments and Loss on Disposal of Assets
During the fourth quarter of fiscal 2013, we recognized an $829 million ($799 million, net of tax) goodwill impairment charge related to our Nuclear Pharmacy Services division, as discussed further in Note 5.
In connection with our Medical segment restructuring plan discussed in Note 3, during fiscal 2013, we recognized an $11 million loss to write down our gamma sterilization assets in El Paso, Texas to the estimated fair value, less costs to sell, as these assets met the criteria for classification as held for sale. The fair value of our gamma sterilization assets was estimated using the expected selling price. These are unobservable inputs and thus the fair value represents a Level 3 nonrecurring fair value measurement.
Also during fiscal 2013, we recorded an $8 million write-off of commercial software under development within our Pharmaceutical segment in connection with our decision to discontinue this project.
During fiscal 2012, we recorded a charge of $16 million to write off an indefinite-life intangible asset related to the P4 Healthcare trade name, an asset within our Pharmaceutical segment. We rebranded P4 Healthcare under the Cardinal Health Specialty Solutions name.
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2011	$2,853	$993	$3,846
Goodwill acquired, net of purchase price adjustments	16	114	130
Foreign currency translation adjustments and other	7	(5)	2
Balance at June 30, 2012	$2,876	$1,102	$3,978
Goodwill acquired, net of purchase price adjustments	40	1,409	1,449
Foreign currency translation adjustments and other	7	(4)	3
Impairment	(829)	—	(829)
Balance at June 30, 2013	$2,094	$2,507	$4,601
The increase in the Medical segment goodwill during fiscal 2013 is primarily due to the AssuraMed acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity, expected growth from new customers and long-term brand value. See Note 2 for further discussion of this acquisition.
The decrease in the Pharmaceutical segment goodwill during fiscal 2013 is primarily due to an $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings. This impairment charge does not impact our liquidity, cash flows from operations, or compliance with debt covenants.
In conjunction with the preparation of our consolidated financial statements for fiscal 2013, we recently completed our annual goodwill impairment test, which we perform annually in the fourth quarter. As previously disclosed in our Quarterly Reports on Form 10-Q for the

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

quarters ended December 31, 2012, and March 31, 2013, our Nuclear Pharmacy Services division has experienced significant softness in the low-energy diagnostics market. We performed interim goodwill impairment testing for this reporting unit during the three months ended December 31, 2012 and determined that there was no impairment, as the fair value of the reporting unit was estimated to be in excess of its carrying amount.
During the second half of fiscal 2013, we experienced sustained volume declines and price erosion for the core, low-energy products provided by this division. In addition, we experienced reduced sales for some existing high-energy diagnostic products, slower-than-expected adoption of new high-energy diagnostic products, and recent reimbursement developments that may adversely impact the future growth of these products. Using this information, we adjusted our outlook and long-term business plans for this division during our annual budgeting process, which we recently concluded. This update resulted in significant reductions in the anticipated future cash flows and estimated fair value for this reporting unit.
Using a combination of the income-based approach (using a discount rate of 10 percent) and the market-based approach, the fair value of this reporting unit was estimated to be below the carrying amount and therefore indicated impairment. The second step of the impairment test resulted in the impairment of the entire $829 million carrying amount of goodwill for this reporting unit. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at June 30:

	2013
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	982	230	752
Trademarks, trade names and patents	209	49	160
Non-compete agreements	15	10	5
Other	101	56	45
Total definite-life intangibles	1,307	345	962
Total other intangible assets	$1,318	$345	$973

	2012
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$17	$—	$17
Total indefinite-life intangibles	17	—	17

Definite-life intangibles:
Customer relationships	473	141	332
Trademarks, trade names and patents	45	36	9
Non-compete agreements	14	8	6
Other	93	43	50
Total definite-life intangibles	625	228	397
Total other intangible assets	$642	$228	$414

Total amortization of intangible assets was $121 million, $79 million and $68 million for fiscal 2013, 2012 and 2011, respectively. Estimated annual amortization of intangible assets is as follows: $180 million, $150 million, $136 million, $124 million and $90 million for fiscal 2014 through 2018.
The increase in definite-life intangible assets and amortization during fiscal 2013 is primarily due to the acquisition of AssuraMed. See Note 2 for further discussion of this acquisition.
6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions)	2013	2012
1.7% Notes due 2018	$399	$—
1.9% Notes due 2017	250	250
3.2% Notes due 2022	247	250
3.2% Notes due 2023	549	—
4.0% Notes due 2015	524	536
4.6% Notes due 2043	349	—
4.625% Notes due 2020	527	538
5.5% Notes due 2013	—	304
5.8% Notes due 2016	301	305
5.85% Notes due 2017	157	160
6.0% Notes due 2017	200	206
7.0% Debentures due 2026	124	125
7.8% Debentures due 2016	37	37
Other obligations	190	183
Total	$3,854	$2,894
Less: current portion of long-term obligations and other short-term borrowings	168	476
Long-term obligations, less current portion	$3,686	$2,418
Maturities of long-term obligations and other short-term borrowings are as follows: $168 million, $525 million, $21 million, $788 million, $556 million for fiscal 2014 through 2018, and $1,796 million thereafter.
Long-Term Debt
The 1.7%, 1.9%, 3.2%, 4.0%, 4.6%, 4.625%, 5.8%, 5.85% and 6.0% Notes represent unsecured obligations of Cardinal Health, Inc. The 7.0% and 7.8% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $12.3 billion.
In June 2013, we used cash on hand to repay $300 million of our 5.5% Notes that were due on June 15, 2013.
In February 2013, we sold in a registered offering $400 million aggregate principal amount of 1.7% Notes that mature on March 15, 2018, $550 million aggregate principal amount of 3.2% Notes that mature on March 15, 2023 and $350 million aggregate principal amount of 4.6% Notes that mature on March 15, 2043. These notes are unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. We used the

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

proceeds to fund a portion of the purchase price of AssuraMed as discussed in Note 2.
In connection with our agreement to acquire AssuraMed, on February 13, 2013, we obtained a commitment letter from certain financial institutions for a $1.3 billion unsecured bridge term loan facility that could have been used to complete the acquisition. We incurred fees of $5 million related to this facility, which are included in interest expense, net in the consolidated statements of earnings. No amounts were drawn under the facility and upon receipt of the net proceeds of the notes offering on February 22, 2013, we terminated the commitment letter.
In May 2012, we sold in a registered offering $250 million aggregate principal amount of 1.9% Notes that mature on June 15, 2017 and $250 million aggregate principal amount of 3.2% Notes that mature on June 15, 2022. These notes are unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.
In December 2010, we sold in a registered offering $500 million aggregate principal amount of 4.625% Notes that mature on December 15, 2020. These notes are unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.
The 6.0% Notes due 2017, 1.9% Notes due 2017, 1.7% Notes due 2018, 4.625% Notes due 2020, 3.2% Notes due 2022, 3.2% Notes due 2023 and 4.6% Notes due 2043 require us to offer to purchase the notes at 101% of the principal amount plus accrued and unpaid interest, if we have a defined change of control and specified ratings below investment grade by Standard & Poor's Ratings Services, Moody's Investors Service, Inc. and Fitch Ratings.
Other Financing Arrangements
In addition to cash and equivalents, at June 30, 2013 and 2012, our sources of liquidity included a $1.5 billion commercial paper program backed by a $1.5 billion revolving credit facility. The revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes. On June 4, 2013 we extended the term of the revolving credit facility to June 4, 2018.
On November 6, 2012, we renewed our $950 million committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") until November 6, 2014. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells the receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
We had no outstanding borrowings from the commercial paper program and no outstanding balance under the committed receivables sales facility program at June 30, 2013 and 2012. We also had no outstanding balance under the revolving credit facility at June 30, 2013 and 2012, except for $43 million and $44 million, respectively, of standby letters of credit. Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2013, we were in compliance with these financial covenants.

We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $304 million and $218 million at June 30, 2013 and 2012, respectively. The $190 million and $183 million balance of other obligations at June 30, 2013 and 2012, respectively, consisted primarily of additional notes, loans and capital leases.
7. Income Taxes
Earnings before income taxes and discontinued operations are:

(in millions)	2013	2012	2011
U.S. Operations	$651	$1,514	$1,299
Non-U.S. Operations	237	184	219
Earnings before income taxes and discontinued operations	$888	$1,698	$1,518
The provision for income taxes from continuing operations consists of the following:

(in millions)	2013	2012	2011
Current:
Federal	$451	$430	$387
State and local	62	27	20
Non-U.S.	19	13	17
Total current	$532	$470	$424

Deferred:
Federal	$28	$124	$92
State and local	(5)	28	29
Non-U.S.	(2)	6	7
Total deferred	21	158	128
Provision for income taxes	$553	$628	$552
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations:

	2013	2012	2011
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.5	2.3	2.6
Foreign tax rate differential	(4.0)	(2.2)	(3.1)
Nondeductible/nontaxable items	(0.5)	—	0.6
Nondeductible goodwill impairment	33.2	—	—
Change in measurement of an uncertain tax position and impact of IRS settlements	(5.7)	0.9	2.4
Other	1.8	1.0	(1.1)
Effective income tax rate	62.3%	37.0%	36.4%
The fiscal 2013 effective tax rate was unfavorably impacted by 33.2 percentage points ($295 million) due to the nondeductibility of substantially all of the goodwill impairment which was partially offset by the favorable impact of the revaluation of our deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax authorities ($64 million or 7.2 percentage points). During the fourth quarter of fiscal 2013, we recorded an out-of-period increase in income tax expense of $14 million (of which generally less than $1 million pertained to each of the first three quarters of fiscal 2013 and each of the quarters in fiscal 2012 through 2008), which related to uncertain tax benefits, and a decrease in retained earnings of $15 million, which related to the

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

adoption of accounting guidance for uncertain tax benefits in 2008. The amounts were not material individually or in the aggregate to current or prior periods.
At June 30, 2013, we had $1.8 billion of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2013	2012
Deferred income tax assets:
Receivable basis difference	$50	$46
Accrued liabilities	115	107
Share-based compensation	66	90
Loss and tax credit carryforwards	158	120
Deferred tax assets related to uncertain tax positions	127	118
Other	82	85
Total deferred income tax assets	598	566
Valuation allowance for deferred income tax assets	(88)	(86)
Net deferred income tax assets	$510	$480

Deferred income tax liabilities:
Inventory basis differences	$(1,160)	$(1,067)
Property-related	(173)	(180)
Goodwill and other intangibles	(299)	(146)
Unremitted foreign earnings	—	(64)
Other	(6)	(5)
Total deferred income tax liabilities	(1,638)	(1,462)
Net deferred income tax liability	$(1,128)	$(982)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2013	2012
Current deferred income tax asset (1)	$15	$27
Noncurrent deferred income tax asset (2)	17	6
Current deferred income tax liability (3)	(908)	(858)
Noncurrent deferred income tax liability (4)	(252)	(157)
Net deferred income tax liability	$(1,128)	$(982)

(1)	Included in prepaid expenses and other in the consolidated balance sheets.

(2)	Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2013, we had gross federal, state and international loss and credit carryforwards of $146 million, $693 million and $114 million, respectively, the tax effect of which is an aggregate deferred tax asset of

$158 million. Substantially all of these carryforwards are available for at least three years. Approximately $76 million of the valuation allowance at June 30, 2013 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
We had $650 million, $654 million and $747 million of unrecognized tax benefits at June 30, 2013, 2012 and 2011, respectively. The June 30, 2013, 2012 and 2011 balances include $371 million, $337 million and $332 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2013	2012	2011
Balance at beginning of fiscal year	$654	$747	$731
Additions for tax positions of the current year	22	16	16
Additions for tax positions of prior years	97	68	58
Reductions for tax positions of prior years	(30)	(3)	(20)
Settlements with tax authorities	(93)	(172)	(36)
Expiration of the statute of limitations	—	(2)	(2)
Balance at end of fiscal year	$650	$654	$747
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues (primarily IRS audit settlements for various fiscal years), reassessment of existing unrecognized tax benefits or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of approximately zero to $335 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2013, 2012 and 2011 we had $198 million, $209 million and $267 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During fiscal 2013 and 2011, we recognized $24 million and $36 million of interest and penalties in income tax expense, respectively. During fiscal 2012, we recognized $28 million of benefit for interest and penalties in income tax expense.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2003 through the current fiscal year.
The IRS is currently conducting audits of fiscal years 2003 through 2010. We have received proposed adjustments from the IRS for fiscal years

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2003 through 2007 related to our transfer pricing arrangements between foreign and domestic subsidiaries. The IRS has proposed additional taxes of $399 million, excluding penalties and interest. If this tax ultimately must be paid, CareFusion is liable under the tax matters agreement entered into in connection with the CareFusion Spin-Off for $142 million of the total amount. We disagree with these proposed adjustments, which we are contesting, and have accounted for the unrecognized tax benefits related to them. The IRS had also proposed additional taxes of $450 million, excluding penalties and interest, related to the transfer of intellectual property among subsidiaries of an acquired entity prior to its acquisition by us, for which CareFusion would be liable under the tax matters agreement. During the fourth quarter of fiscal 2013, CareFusion settled this matter with the IRS. We have adjusted the indemnification receivable and corresponding unrecognized tax benefit that we had recorded for this matter. The settlement has no net impact on our provision for income taxes.
8. Commitments, Contingent Liabilities and Litigation
Commitments
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2013 are as follows: $89 million, $74 million, $57 million, $45 million, $35 million for fiscal 2014 through 2018, and $65 million thereafter. Rental expense relating to operating leases was $92 million, $86 million and $79 million in fiscal 2013, 2012 and 2011, respectively. Sublease rental income was immaterial for all periods presented.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters incidental to our business, including governmental investigations and enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, government contract compliance matters, federal or state false claim actions, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation.
We may be named from time to time in qui tam actions, which are cases initiated by private parties purporting to act on behalf of federal or state governments that allege that false claims have been submitted or have been caused to be submitted for payment by the government. After a qui tam action has been filed, the government must investigate and determine whether to intervene in the matter. These actions may remain under seal while the government makes this determination.
In addition, we occasionally may suspect that products we manufacture, market or distribute do not meet product specifications, published standards or regulatory requirements. In such circumstances, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales and action by regulators.
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates.
We are unable to estimate a range of reasonably possible loss for matters described below, since damages or fines have not been specified and the proceedings are in early stages with significant uncertainty as to factual issues. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial condition, though the outcomes could be material to our results of operations for a particular period.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our consolidated statements of earnings.
Lakeland, Florida Distribution Center DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA under which our Lakeland registration will remain suspended until May 2014 and the DEA confirmed that it was planning no further administrative actions at any of our other facilities based on conduct prior to the settlement. The settlement agreement did not foreclose the possibility of the U.S. Department of Justice (the “DOJ”) seeking civil fines for conduct covered by the settlement agreement. In that regard, we are providing information to and communicating with local offices within the DEA and the DOJ.
State of West Virginia vs. Cardinal Health, Inc.
In June 2012, the West Virginia Attorney General filed complaints against 14 pharmaceutical wholesale distributors, including us, in the Circuit Court of Boone County, West Virginia alleging, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act, were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, were unjustly enriched by such conduct, violated consumer credit and protection laws, created a public nuisance, and violated state antitrust laws in connection with the distribution of controlled substances. In addition to injunctive and other equitable relief, the complaints seek monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse.
Qui Tam Action
Our P4 Healthcare subsidiaries and a former P4 Healthcare employee were named as additional defendants with another third party defendant in a civil qui tam action filed in the U.S. District Court for the Central District of California. The action, which was filed under seal in January 2012 and was unsealed in July 2013, alleged violations of the federal healthcare fraud and abuse laws and federal False Claims Act, both before and after we acquired P4 Healthcare. Following an investigation, the DOJ declined

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

to intervene as to us, and, together with the claimant, dismissed us from the action. The third-party defendant entered into a settlement agreement.
DOJ Civil Investigative Demand
In September 2012, we received a civil investigative demand from the DOJ under the Federal False Claims Act. The demand requires us to produce documents relating to the structure of discounts offered or provided to our customers. We believe the focus of the investigation to be whether the discounts complied with federal healthcare fraud and abuse laws. We are cooperating with the DOJ in this matter.
Antitrust Litigation Proceeds
During fiscal 2013, we recognized $38 million of income resulting from settlements of class action antitrust claims in which we were a class member.
Income Taxes
See Note 7 for discussion of contingencies related to our income taxes.
9. Guarantees
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
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. See Note 2 for detail regarding the P4 Healthcare contingent consideration obligation.
10. Fair Value Measurements
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

Level 1 -	Observable prices in active markets for identical assets and liabilities.

Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following tables present the fair values for those assets and (liabilities) measured on a recurring basis at June 30:

	2013
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$348	$—	$—	$348
Forward contracts (2)	—	12	—	12
Other investments (3)	89	—	—	89
Total	$437	$12	$—	$449

	2012
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$997	$—	$—	$997
Forward contracts (2)	—	49	—	49
Other investments (3)	78	—	—	78
Contingent consideration obligation (4)	—	—	(4)	(4)
Total	$1,075	$49	$(4)	$1,120

(1)
Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.

(2)
The fair value of interest rate swaps, foreign currency contracts and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows.

(3)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds primarily invest in the equity securities of companies with large market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

(4)
The contingent consideration obligation was incurred in connection with the acquisition of P4 Healthcare. The former owners of P4 Healthcare had the right to receive certain contingent payments based on targeted EBITDA. The fair value of the contingent consideration obligation was determined based on a probability-weighted income approach derived from EBITDA estimates and probability assessments with respect to the likelihood of achieving the various EBITDA targets. The fair value measurement was based on significant inputs unobservable in the market and thus represented a Level 3 measurement. At each reporting date, we revalued the contingent consideration obligation to estimated fair value. Changes in the fair value of the contingent consideration obligation resulted from changes in the terms of the contingent payments, changes in discount periods and rates, changes in the timing and amount of EBITDA estimates and changes in probability assumptions with respect to the timing and likelihood of achieving the EBITDA targets. As a result of changes in our estimate of performance in future periods, coupled with the progress of discussions with the former owners regarding an early termination and settlement, we recorded a $71 million decrease in fair value of the obligation to $4 million at June 30, 2012. We terminated and settled the remaining contingent consideration obligation in July 2012 for $4 million.

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

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and enter into derivative instruments only with major financial institutions that are investment grade or better. We do not have significant exposure to any one counterparty and we believe the risk of loss is remote. Additionally, we do not require collateral under these agreements.
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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2013	2012
Assets:
Foreign currency contracts (1)	$4	$2
Forward interest rate swaps (2)	20	—
Pay-floating interest rate swaps (2)	—	49
Total assets	$24	$51

Liabilities:
Foreign currency contracts (3)	$1	$1
Commodity contracts (3)	—	1
Pay-floating interest rate swaps (4)	11	—
Total liabilities	$12	$2

(1)	Included in prepaid expenses and other in the consolidated balance sheets.

(2)	Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.

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
During fiscal 2013 and 2012, we entered into pay-floating interest rate swaps with total notional amounts of $775 million and $363 million. These swaps have been designated as fair value hedges of our fixed rate debt.
In September 2012 and August 2011, we terminated notional amounts of $350 million and $640 million of pay-floating interest rate swaps, respectively, and received net settlement proceeds of $43 million and $34 million, respectively. These swaps were previously designated as fair value hedges. There was no immediate impact to earnings; however, the fair value adjustment to debt is being amortized over the life of the underlying debt as a reduction to interest expense, net in the consolidated statements of earnings.
The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2013
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,138	Jun 2015	-	Jun 2022

	2012
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$773	Jun 2013	-	Jun 2022
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2013	2012	2011
Pay-floating interest rate swaps (1)	$28	$38	$36
Fixed-rate debt (1)	(28)	(38)	(36)

(1)	Included in interest expense, net in the consolidated statements of earnings.
There was no ineffectiveness associated with these derivative instruments.
Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

We enter into forward interest rate swaps to manage variability of expected future cash flows from changing interest rates. During fiscal 2013, we entered into forward interest rate swaps with total notional amount of $250 million to hedge probable, but not firmly committed, future transactions associated with our debt.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2013 and 2012, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Japanese yen, Mexican peso, European euro and Thai baht.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.
The following tables summarize the outstanding cash flow hedges at June 30:

	2013
(in millions)	Notional Amount	Maturity Date
Forward interest rate swaps	$250	Jun 2025
Foreign currency contracts	164	Jul 2013	-	Jun 2014
Commodity contracts	24	Jul 2013	-	Mar 2016

	2012
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$158	Jul 2012	-	Jun 2013
Commodity contracts	23	Jul 2012	-	Mar 2015
The following table summarizes the gain/(loss) included in AOCI for derivative instruments designated as cash flow hedges at June 30:

(in millions)	2013	2012
Forward interest rate swaps	$20	$—
Foreign currency contracts	3	—
Commodity contracts	—	(1)
The following table summarizes the gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2013	2012	2011
Foreign currency contracts (1)	$1	$1	$—
Foreign currency contracts (2)	1	(1)	(3)
Foreign currency contracts (3)	1	(1)	3
Commodity contracts (3)	1	2	2
Forward interest rate swaps (4)	1	—	—

(1)	Included in revenue in the consolidated statements of earnings.

(2)	Included in cost of products sold in the consolidated statements of earnings.

(3)	Included in SG&A expenses in the consolidated statements of earnings.

(4)	Included in interest expense, net in the consolidated statements of earnings.
The amount of ineffectiveness associated with these derivative instruments was not material for all periods presented.
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
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2013
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$479	Jul 2013	-	Sep 2013

	2012
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$500	Jul 2012	-	Sep 2012
During fiscal 2011, we entered into swap contracts of certain commodities to mitigate price volatility for materials we purchased or used in our manufacturing and distribution businesses. These instruments did not qualify for hedge accounting and as such fair value changes as well as periodic settlements of these contracts were recorded in other income, net in the consolidated statements of earnings. These instruments matured in the same fiscal year.
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2013	2012	2011
Foreign currency contracts (1)	$6	$(39)	$36
Commodity contracts (1)	—	(1)	(1)

(1)	Included in other income, net in the consolidated statements of earnings.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at June 30, 2013 and 2012 approximate fair value due to their short-term maturities.
Cash balances are invested in accordance with our investment policy. These investments are exposed to market risk from interest rate fluctuations and credit risk from the underlying issuers, although this is mitigated through diversification.
We held investments in fixed income corporate debt securities at June 30, 2012, which were classified as held-to-maturity as we had the intent and ability to hold these investments until maturity. These investments were held at amortized cost, which approximated fair value. The fair value was estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represented a Level 2 measurement. We held $72 million of these investments at June 30, 2012, which were included within prepaid expenses and other in the consolidated balance sheets and matured during fiscal 2013.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2013	2012
Estimated fair value	$3,899	$3,075
Carrying amount	3,854	2,894
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
The following table is a summary of the fair value gain/(loss) of our derivative instruments, based upon the estimated amount that we would receive (or pay) to terminate the contracts at June 30:

	2013		2012
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$1,138	$(11)	$773	$49
Foreign currency contracts	643	3	658	1
Forward interest rate swaps	250	20	—	—
Commodity contracts	24	—	23	(1)
The fair values are based on quoted market prices for the same or similar instruments, which represents a Level 2 measurement. See Note 10 for further information regarding fair value measurements.
12. Shareholders' Equity
At June 30, 2013 and 2012, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2013 and 2012.
We repurchased $1.15 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2013, 2012 and 2011, as described below. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Fiscal 2013
During fiscal 2013, we repurchased 10.2 million common shares having an aggregate cost of $450 million. The average price paid per common share was $44.11.
Fiscal 2012
During fiscal 2012, we repurchased 10.3 million common shares having an aggregate cost of $450 million. The average price paid per common share was $43.64.

Fiscal 2011
During fiscal 2011, we repurchased 7.5 million common shares having an aggregate cost of $250 million. The average price paid per common share was $33.22. In addition, $20 million of common shares repurchased during fiscal 2010 cash settled during fiscal 2011.
Accumulated Other Comprehensive Income
The following table summarizes the balance in AOCI by component at June 30:

(in millions)	2013	2012	2011
Foreign currency translation adjustments	$54	$37	$71
Unrealized gain on derivatives, net of tax	14	—	6
Total	$68	$37	$77
13. Earnings Per Share
The following table reconciles the number of common shares used to compute basic and diluted EPS:

(in millions)	2013	2012	2011
Weighted-average common shares–basic	341	345	349
Effect of dilutive securities:
Employee stock options, restricted shares, restricted share units and performance share units	3	4	4
Weighted-average common shares–diluted	344	349	353
The potentially dilutive employee stock options, restricted shares, restricted share units and performance share units that were antidilutive for fiscal 2013, 2012 and 2011 were 9 million, 10 million and 11 million, respectively.
14. Segment Information
Our operations are principally managed on a products and services basis and are comprised of two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities.
The Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical, over-the-counter healthcare and consumer products. This segment also operates nuclear pharmacies and cyclotron facilities, provides pharmacy services to hospitals and other healthcare facilities, and provides services to healthcare companies supporting the marketing, distribution and payment for specialty pharmaceutical products. Through our Cardinal Health China division, this segment imports and distributes pharmaceuticals, over-the-counter and consumer products as well as provides services in China.
The Medical segment distributes a broad range of medical, surgical and laboratory products to hospitals, ambulatory surgery centers, clinical laboratories, physician offices and other healthcare providers in the United States, Canada and China and to patients in the home in the United States. This segment also manufactures, sources and develops its own line of private brand medical and surgical products. Our medical and surgical products are sold directly or through third-party distributors in the United States, Canada, Europe, South America and the Asia/Pacific region. The results of AssuraMed, which we acquired on March 18, 2013, are included

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

in our Medical segment from the date of the acquisition. See Note 2 for further discussion of this acquisition.
The following table presents revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the consolidated statements of earnings:

(in millions)	2013	2012	2011
Pharmaceutical	$91,097	$97,925	$93,744
Medical	10,060	9,642	8,922
Total segment revenue	101,157	107,567	102,666
Corporate (1)	(64)	(15)	(22)
Total revenue	$101,093	$107,552	$102,644

(1)	Corporate revenue consists of the elimination of inter-segment revenue.
We evaluate segment performance based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment SG&A expenses. Segment SG&A expenses includes share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Interest income and expense and income taxes are not allocated to the segment level.
Restructuring and employee severance, acquisition-related costs, impairments and loss on disposal of assets and litigation (recoveries)/charges, net are not allocated to the segments. See Notes 1, 2, 3, 4 and 8 for further information about these items. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $37 million, $21 million and $14 million for fiscal 2013, 2012 and 2011, respectively.
The following table presents segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the consolidated statements of earnings:

(in millions)	2013	2012	2011
Pharmaceutical	$1,734	$1,558	$1,329
Medical	372	332	373
Total segment profit	2,106	1,890	1,702
Corporate	(1,110)	(98)	(188)
Total operating earnings	$996	$1,792	$1,514

The following tables present depreciation and amortization and additions to property and equipment by reportable segment and at Corporate:

(in millions)	2013	2012	2011
Pharmaceutical (1)	$125	$114	$107
Medical (1)	137	119	108
Corporate	135	92	98
Total depreciation and amortization	$397	$325	$313

(1)
Depreciation incurred at Corporate for shared information technology is allocated to the segments. Prior-year amounts have been reclassified to reflect this presentation, which resulted in no impact to segment profit or consolidated operating earnings.

(in millions)	2013	2012	2011
Pharmaceutical	$46	$44	$55
Medical	48	100	123
Corporate	101	119	113
Total additions to property and equipment	$195	$263	$291
The following table presents total assets for each segment as well as reconciling items necessary to total the amounts reported in the consolidated balance sheets at June 30:

(in millions)	2013	2012	2011
Pharmaceutical	$16,258	$16,642	$16,126
Medical	6,521	4,399	3,895
Corporate	3,040	3,219	2,825
Total assets	$25,819	$24,260	$22,846
The following table presents revenue and property and equipment, net by geographic area:

	Revenue			Property and Equipment, net
(in millions)	2013	2012	2011	2013	2012	2011
United States	$97,994	$105,205	$101,080	$1,355	$1,425	$1,398
International	3,099	2,347	1,564	134	126	114
Total	$101,093	$107,552	$102,644	$1,489	$1,551	$1,512
15. Share-Based Compensation and Savings Plans
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2013, 30 million shares remain available for future issuances under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). The number of shares authorized for issuance under the 2011 LTIP will increase by shares that are not issued under outstanding equity awards. Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 12 million shares could be issued under awards other than stock options while 30 million shares could be issued under stock options.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table provides total share-based compensation expense by type of award:

(in millions)	2013	2012	2011
Restricted share and share unit expense	$60	$55	$52
Employee stock option expense	23	25	26
Performance share unit expense	10	6	—
Stock appreciation right (income)/expense	—	(1)	2
Total	$93	$85	$80
The total tax benefit related to share-based compensation was $32 million, $31 million and $29 million for fiscal 2013, 2012 and 2011, respectively.
During fiscal 2013, certain share-based compensation awards were modified. The modifications resulted in incremental compensation cost of $3 million, $2 million of which is included in restructuring and employee severance in the consolidated statements of earnings. See Note 3 for information regarding our restructuring activities.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All employee stock options are exercisable at a price equal to the market value of the common shares underlying the option at the grant date and, when exercised, are issued out of treasury shares.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2011	23	$37.02
Granted	2	41.58
Exercised	(2)	30.26
Canceled and forfeited	(2)	47.19
Outstanding at June 30, 2012	21	$37.29
Granted	3	39.81
Exercised	(6)	33.19
Canceled and forfeited	(3)	46.91
Outstanding at June 30, 2013	15	$36.97
Exercisable at June 30, 2013	10	$36.20
The following tables provide additional data related to stock option activity:

(in millions, except per share amounts)	2013	2012	2011
Aggregate intrinsic value of outstanding options at period end	$156	$137	$217
Aggregate intrinsic value of exercisable options at period end	113	84	94
Aggregate intrinsic value of exercised options	64	27	26
Cash received upon exercise	121	42	63
Cash tax disbursements realized related to exercise	(19)	(4)	(14)
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	22	25	29
Total fair value of shares vested during the year	28	26	24
Weighted-average grant date fair value per stock option	8.15	9.26	6.40

(in years)	2013	2012	2011
Weighted-average remaining contractual life of outstanding options	4	3	4
Weighted-average remaining contractual life of exercisable options	3	2	3
Weighted-average period over which stock option compensation cost is expected to be recognized	2	2	2
Stock options are granted to our officers and certain employees. The fair values were estimated on the grant date using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account individual exercise patterns based on changes in our stock price and other variables, and it provides for a range of input assumptions, which are disclosed in the table below. The risk-free rate is based on the U.S. Treasury yield curve at the time of the grant. We analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on implied volatility from traded options on our common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (up to ten years). The following table provides the range of assumptions used to estimate the fair value of stock options:

	2013			2012			2011
Risk-free interest rate	1.1%	-	1.3%	1.2%	-	1.3%	1.2%	-	1.7%
Expected volatility	29%			29%			27%	-	32%
Dividend yield	2.1%	-	2.5%	2.0%	-	2.1%	2.2%	-	2.5%
Expected life in years	6			6			5
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units granted under the Plans generally vest in equal annual installments over three years. The fair value is determined by the grant date market price of our common shares. Restricted shares and restricted share units accrue dividends or cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted shares and restricted share units under the Plans:

(in millions, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2011	4	$31.31
Granted	2	41.67
Vested	(2)	32.50
Canceled and forfeited	—	—
Nonvested at June 30, 2012	4	$35.46
Granted	2	40.02
Vested	(2)	33.41
Canceled and forfeited	(1)	38.84
Nonvested at June 30, 2013	3	$38.74

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table provides additional data related to restricted share and restricted share unit activity:

(in millions)	2013	2012	2011
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$67	$67	$56
Weighted-average period over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$60	$54	$54
Performance Share Units
Performance share units vest over two-year and three-year performance periods based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. The fair value of performance share units is determined by the grant date market price of our common shares and the compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate of the number of shares that will ultimately be issued. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2011	—	$—
Granted	1	42.60
Vested	—	—
Canceled and forfeited	—	—
Nonvested at June 30, 2012	1	$42.60
Granted (1)	—	—
Vested	—	—
Canceled and forfeited	—	—
Nonvested at June 30, 2013	1	$41.37

(1)	During fiscal 2013, 350 thousand performance share units were granted at target at a weighted-average fair value of $39.81.
The following table provides additional data related to performance share unit activity:

(in millions)	2013	2012
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$12	$12
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement savings plans was $68 million, $53 million and $70 million for fiscal 2013, 2012 and 2011, respectively.

16. Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for fiscal 2013 and 2012. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2013
Revenue	$25,889	$25,232	$24,552	$25,420
Gross margin	1,159	1,224	1,291	1,247
Distribution, selling, general and administrative expenses	690	699	712	775
Earnings/(loss) from continuing operations	272	303	346	(586)
Loss from discontinued operations, net of tax	(1)	—	(1)	—
Net earnings/(loss)	271	303	345	(586)

Earnings/(loss) from continuing operations per common share:
Basic	$0.80	$0.89	$1.01	$(1.72)
Diluted (2)	0.79	0.88	1.00	(1.72)

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012
Revenue	$26,792	$27,078	$26,918	$26,764
Gross margin	1,084	1,114	1,207	1,136
Distribution, selling, general and administrative expenses	644	640	683	712
Earnings from continuing operations	237	264	332	236
Earnings/(loss) from discontinued operations, net of tax	—	(2)	1	—
Net earnings	237	262	333	236

Earnings from continuing operations per common share:
Basic	$0.69	$0.77	$0.96	$0.68
Diluted	0.68	0.76	0.95	0.68

(1)
During the fourth quarter of fiscal 2013, we recorded an out-of-period increase in income tax expense of $14 million related to uncertain tax benefits, of which generally less than $1 million pertained to the each of the first three quarters of fiscal 2013 and each of the quarters in fiscal 2012. The amounts were not material individually or in the aggregate to current or prior periods.

(2)
Due to the loss from continuing operations incurred during the fourth quarter of fiscal 2013, potential dilutive common shares have not been included in the denominator of the diluted per share computation for this period due to their antidilutive effect.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2013.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
On March 18, 2013, we completed the acquisition of AssuraMed. As permitted by guidelines established by the SEC, management excluded AssuraMed from the scope of its assessment of the effectiveness of internal control over financial reporting as of June 30, 2013. AssuraMed constituted 9 percent and 35 percent of our total and net assets, respectively, as of June 30, 2013 and less than 1 percent of both our revenue and operating earnings for the fiscal year then ended.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cardinal Health, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Management's Report on Internal Control Over Financial Reporting,” management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of AssuraMed, Inc., which is included in the 2013 consolidated financial statements of Cardinal Health, Inc. and subsidiaries and constituted 9 percent and 35 percent of total and net assets, respectively, as of June 30, 2013 and less than 1 percent of both revenue and operating earnings for the year then ended. Our audit of internal control over financial reporting of Cardinal Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of AssuraMed, Inc.
In our opinion, Cardinal Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2013 of Cardinal Health, Inc. and subsidiaries and our report dated August 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Columbus, Ohio
August 20, 2013

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 9B: Other Information
On August 20, 2013, the Human Resources and Compensation Committee (the “Committee”) of our Board of Directors approved fiscal 2013 cash incentive compensation awards for our named executive officers. The Committee approved the awards based on EBIT (adjusted non-GAAP operating earnings) and tangible capital performance under a payout matrix established by the Committee at the beginning of fiscal 2013, as well as segment and individual performance. For purposes of qualifying payments as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, the Committee also had established the performance criterion of 8% return on shareholders' equity (calculated on a GAAP basis, or "GAAP ROE") under the Management Incentive Plan ("MIP") for cash incentive awards to executive officers. Because we did not achieve GAAP ROE of 8% for fiscal 2013 due to the $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division, we could not pay these awards under the MIP. As a result, the awards paid to our named executive officers who are covered persons under Section 162(m) will be subject to the limits on deductibility under Section 162(m). Generally, Section 162(m) prevents us from taking a tax deduction for non-performance-based compensation in excess of $1 million paid in any fiscal year to our Chief Executive Officer and three other most highly compensated executive officers (other than the Chief Financial Officer). The federal tax impact of the award amounts for which we will not claim a deduction is insignificant.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part III

a
Item 10: Directors, Executive Officers and Corporate Governance
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and set forth below regarding our Standards of Business Conduct, the information called for in this Item 10 is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2013 Annual Meeting of Shareholders (our “2013 Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees of the Board.”
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
Item 11: Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2013 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation.”
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information related to Security Ownership of Certain Beneficial Owners called for by this Item 12 is incorporated by reference to our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
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

Amended and Restated Outside Directors Equity Incentive Plan
The Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (the “ODEIP”) was originally adopted by the Board in 2000. Our shareholders approved a new director equity plan to replace the ODEIP, the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (the "Director EIP"), and no new awards may be granted under the ODEIP. The ODEIP provided for grants in the form of nonqualified stock options, restricted shares, and restricted share units to members of the Board who were not employees. The aggregate number of common shares authorized for issuance under the ODEIP was 1.5 million.
The table below summarizes information relating to our equity compensation plans at June 30, 2013.

Equity Compensation Plan Information
Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options		Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans(excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	17,812,122	(1)	$36.91	(1)	30,599,789	(2)(3)
Equity compensation plans not approved by shareholders (4)	1,608,297	(5)	$37.61	(5)	—
Total at June 30, 2013	19,420,419		$36.97		30,599,789

(1)
In addition to stock options outstanding under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (the “2011 LTIP”), the Cardinal Health, Inc. 2005 Long Term Incentive Plan (the “2005 LTIP”), the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (the “EIP”), and the Director EIP, also includes 2,322,920 stock rights outstanding under the 2011 LTIP, 2,216,653 stock rights outstanding under the 2005 LTIP, 8,605 stock rights outstanding under the EIP, and 150,468 stock rights outstanding under the Director EIP that are payable solely in common shares. Stock rights do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

(2)
Includes 29,837,290 common shares available under the 2011 LTIP in the form of stock options and other stock-based awards. The number of shares authorized for issuance under the 2011 LTIP will increase by shares that are not issued under outstanding equity awards. Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every common share issued; awards other than stock options are counted against the plan as two and one-half shares for every common share issued. This means that only 11,934,916 shares could be issued under awards other than stock options while 29,837,290 shares could be issued under stock options.

(3)
In addition to common shares remaining available under the 2011 LTIP, this also includes 762,499 common shares remaining available for future issuance under the Director EIP in the form of stock options and other stock-based awards.

(4)	Does not include stock options to purchase 29,519 common shares at a weighted-average exercise price of $29.83 that we assumed in connection with acquisition transactions.

(5)
In addition to stock options outstanding under the BEIP and ODEIP, also includes 8,469 stock rights outstanding under the ODEIP that are payable solely in common shares. Stock rights do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 13: Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2013 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14: Principal Accounting Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2013 Proxy Statement under the captions “Independent Accountants.”

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part IV

Item 15: Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in Item 8 of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	59
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated February 13, 2013, by and among Cardinal Health, Inc., AssuraMed, Inc., Mesa Merger Corp. and Clayton, Dubilier & Rice, LLC, as Representative of AssuraMed, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on February 14, 2013, File No. 1-11373)

3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on August 10, 2012, File No. 1-11373)
4.1
Specimen Certificate for Common Shares of Cardinal Health, Inc. (incorporated by reference to Exhibit 4.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-11373)

4.2.1
Indenture, dated as of April 18, 1997, between Cardinal Health, Inc. and Bank One, Columbus, NA, Trustee (incorporated by reference to Exhibit 1 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 1997, File No. 1-11373)

4.2.2
Supplemental Indenture, dated October 3, 2006, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., as trustee (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.) (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on October 4, 2006, File No. 1-11373)

4.2.3
Second Supplemental Indenture, dated June 8, 2007, between Cardinal Health, Inc. and The Bank of New York Trust Company, N.A., (successor to J.P. Morgan Trust Company, National Association, successor to Bank One, N.A., formerly known as Bank One, Columbus, N.A.), as trustee (incorporated by reference to Exhibit 4.01 to Cardinal Health’s Current Report on Form 8-K filed on June 8, 2007, File No. 1-11373)

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

4.3.2	5.50% Notes due 2013 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 2, 2008, File No. 1-11373)
4.3.3	4.625% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2010, File No. 1-11373)
4.3.4	1.900% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.3.5	3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.3.6	1.700% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.7	3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.8	4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.4
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

10.1.1	Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Exhibit Number	Exhibit Description
10.1.2
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grant made to executive officer in April 2012) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.3
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2012) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.1.4	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2013 and thereafter)*
10.1.6
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in April and August 2012) (incorporated by reference to Exhibit 10.3 to Cardinal Health's Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.7	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2013 and thereafter)*
10.1.8
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.9
Form of Amendment to Stock Option and Restricted Share Unit Agreements under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan, the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan and the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan*

10.1.10	Form of Amendment to Performance Share Unit Agreements under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan and the Cardinal Health, Inc. 2005 Long-Term Incentive Plan*
10.2.1
Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.2.2
First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.3
Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.4
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.2.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2007) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K/A filed on August 13, 2007, File No. 1-11373)*

10.2.6
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in February and August 2008) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.2.7
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.8
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2010 and August 2011) (incorporated by reference to Exhibit 10.1.11 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.2.9
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.10
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2010 (incorporated by reference to Exhibit 10.1.17 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.2.11
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2011) (incorporated by reference to Exhibit 10.1.12 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2011, File No. 1-11373)*

10.2.12
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 4, 2011, File No. 1-11373)*

10.2.13
Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.10 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.14
Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on November 6, 2007 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.2.15
Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on September 26, 2008 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.3.1
Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)*

10.3.2
Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on May 7, 2002 amending the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.3.3
Third Amendment to the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.3.4
Fourth Amendment to Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.3.5
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (grants made in November 2002) (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.3.6
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Exhibit Number	Exhibit Description
10.3.7
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (grants made in November 2005) (incorporated by reference to Exhibit 10.07 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.4.1
Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.4.3
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2002) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-11373)*

10.4.4
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.4.5
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.08 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.4.6
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.5.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.5.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.5.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.5.4
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.5.6
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (for grants made in November 2011 and 2012) (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 1-11373)*

10.5.7	Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan*
10.6.1
Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (For current and former U.S. Cardinal Health employees) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 1, 2009, File No. 1-11373)*

10.6.2
Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (For Directors) (incorporated by reference to Exhibit 10.5.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.7.1
Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.7.2
Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.7.3
Third Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.8.1
Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6.5 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)*

10.8.2
First Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.8.3
Second Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)*

10.8.4
Third Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11373)*

10.8.5
Fourth Amendment to the Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)*

10.8.6
Fifth Amendment to the Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-11373)*

10.9.1
Cardinal Health, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.9.2
First Amendment to the Cardinal Health, Inc. Amended and Restated Management Incentive (incorporated by reference to Exhibit 10.7.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.10
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.11.1
Employment Agreement, dated August 5, 2009, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K/A filed on August 10, 2009, File No. 1-11373)*

10.11.2
Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 6, 2012, File No. 1-11373) *

10.11.3
Form of amended and restated Aircraft Time Sharing Agreement between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.11.4
Form of Aircraft Time Sharing Agreement, effective as of January 1, 2013, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)*

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Exhibit Number	Exhibit Description
10.12
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.13.1
Confidentiality and Business Protection Agreement, effective as of April 9, 2012, between Cardinal Health, Inc. and Donald M. Casey Jr. (incorporated by reference to Exhibit 10.14.1 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.13.2
Offer Letter to Donald M. Casey Jr. dated April 9, 2012 (incorporated by reference to Exhibit 10.14.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.14.1
Description of Nonemployee Directors Compensation effective November 2, 2011 (incorporated by reference to Exhibit 10.14.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2011, File No. 1-11373)*

10.14.2	Description of Nonemployee Directors Compensation effective November 6, 2013*
10.15.1
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.15.2
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual executive officers (incorporated by reference to Exhibit 10.39 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.16.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.16.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.16.3
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.16.4
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.16.5
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.16.6
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.16.7
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.16.8
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.16.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.16.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.16.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.16.12
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.16.13
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.16.14
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.16.15
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.16.16
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.17.1
Five-Year Credit Agreement, dated as of May 12, 2011, among the Company, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. as Syndication Agents, Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents, and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on May 13, 2011, File No. 1-11373)

10.17.2	Amendment No. 1 to Five-Year Credit Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on June 5, 2013, File No. 1-11373)
10.18.1
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

10.18.2
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

10.18.3
Second Amendment and Joinder to the Third Amended and Restated Receivables Purchase Agreement and Amendment to the Performance Guaranty, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-11373)

10.18.4
Third Amendment, dated as of November 10, 2009, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 16, 2009, File No. 1-11373)

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Exhibit Number	Exhibit Description
10.18.5
Fourth Amendment, dated as of March 25, 2010, to the Third Amended and Restated Receivables Purchase Agreement and Waiver, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)

10.18.6
Fifth Amendment, dated as of August 30, 2010, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11373)

10.18.7
Sixth Amendment, dated as of November 9, 2010, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 12, 2010, File No. 1-11373)

10.18.8
Seventh Amendment and Joinder, dated as of November 6, 2012, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.18.9
Omnibus Amendment and Waiver, dated as of December 15, 2009, to the Third Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2007 (incorporated by reference to Exhibit 10.23.8 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)

10.18.10
Third Amended and Restated Performance Guaranty, dated as of March 25, 2010, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)

10.18.11
Fourth Amended and Restated Performance Guaranty, dated as of November 6, 2012, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.19.1
Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.19.2
First Amendment to Tax Matters Agreement, dated as of May 28, 2012, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.20.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

10.19.3
Separation Agreement, dated July 22, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on July 22, 2009, File No. 1-11373)

10.19.4
CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to CareFusion’s Registration Statement on Form S-8 (File No. 333-161615) filed with the Securities and Exchange Commission on August 28, 2009)*

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2013.

Cardinal Health, Inc.

By:	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 20, 2013.

Name	Title
/s/ GEORGE S. BARRETT	Chairman and Chief Executive Officer and Director (principal executive officer)
George S. Barrett

/s/ JEFFREY W. HENDERSON	Chief Financial Officer (principal financial officer)
Jeffrey W. Henderson

/s/ STUART G. LAWS	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Stuart G. Laws

/s/ COLLEEN F. ARNOLD	Director
Colleen F. Arnold

/s/ GLENN A. BRITT	Director
Glenn A. Britt

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ JOHN F. FINN	Director
John F. Finn

/s/ CLAYTON M. JONES	Director
Clayton M. Jones

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ DAVID P. KING	Director
David P. King

/s/ RICHARD C. NOTEBAERT	Director
Richard C. Notebaert

/s/ JEAN G. SPAULDING, M.D.	Director
Jean G. Spaulding, M.D.

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts (1)

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (2)	Charged to Other Accounts (3)	Deductions (4)	Balance at End of Period
Fiscal 2013
Accounts receivable	$126	$40	$2	$(34)	$134
Finance notes receivable	16	1	—	—	17
Other	1	—	—	—	1
	$143	$41	$2	$(34)	$152

Fiscal 2012
Accounts receivable	$134	$22	$1	$(31)	$126
Finance notes receivable	15	—	—	1	16
Other	1	—	—	—	1
	$150	$22	$1	$(30)	$143

Fiscal 2011
Accounts receivable	$123	$23	$5	$(17)	$134
Finance notes receivable	16	4	—	(5)	15
Other	1	—	—	—	1
	$140	$27	$5	$(22)	$150

(1)	Amounts included herein pertain to the continuing operations of the Company.

(2)
Fiscal 2013 includes $10 million for reserves related to customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in gross margin in the consolidated statements of earnings.

(3)	Recoveries of amounts provided for or written off in prior years were $1 million for both fiscal 2013 and 2012, respectively.

(4)	Write-off of uncollectible accounts.