Form 10-Q
period 2013-09-30
CARDINAL HEALTH INC
filed 2013-11-07
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2013, was the following: 341,476,573.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

a
Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30
(in millions, except per common share amounts)	2013	2012
Revenue	$24,523	$25,889
Cost of products sold	23,259	24,730
Gross margin	1,264	1,159

Operating expenses:
Distribution, selling, general and administrative expenses	732	690
Restructuring and employee severance	11	5
Amortization and other acquisition-related costs	49	28
Impairments and loss on disposal of assets	—	1
Litigation (recoveries)/charges, net	1	(22)
Operating earnings	471	457

Other income, net	(4)	(8)
Interest expense, net	33	26
Earnings before income taxes and discontinued operations	442	439

Provision for income taxes	102	167
Earnings from continuing operations	340	272

Loss from discontinued operations, net of tax	(1)	(1)
Net earnings	$339	$271

Basic earnings per common share:
Continuing operations	$1.00	$0.80
Discontinued operations	—	—
Net basic earnings per common share	$1.00	$0.80

Diluted earnings per common share:
Continuing operations	$0.99	$0.79
Discontinued operations	—	—
Net diluted earnings per common share	$0.99	$0.79

Weighted-average number of common shares outstanding:
Basic	340	341
Diluted	344	344

Cash dividends declared per common share	$0.3025	$0.2375
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30
(in millions)	2013	2012
Net earnings	$339	$271

Other comprehensive income:
Net change in foreign currency translation adjustments	24	25
Net unrealized loss on derivative instruments, net of tax	—	(1)
Total other comprehensive income, net of tax	24	24
Total comprehensive income	$363	$295
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	September 30, 2013	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,753	$1,901
Trade receivables, net	4,898	6,304
Inventories, net	7,275	8,373
Prepaid expenses and other	1,111	1,192
Total current assets	16,037	17,770

Property and equipment, net	1,445	1,489
Goodwill and other intangibles, net	5,570	5,574
Other assets	764	986
Total assets	$23,816	$25,819

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,442	$12,295
Current portion of long-term obligations and other short-term borrowings	190	168
Other accrued liabilities	1,875	2,127
Total current liabilities	12,507	14,590

Long-term obligations, less current portion	3,693	3,686
Deferred income taxes and other liabilities	1,319	1,568

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at September 30, 2013 and June 30, 2013	2,941	2,953
Retained earnings	4,273	4,038
Common shares in treasury, at cost: 23 million shares and 25 million shares at September 30, 2013 and June 30, 2013, respectively	(1,009)	(1,084)
Accumulated other comprehensive income	92	68
Total shareholders’ equity	6,297	5,975
Total liabilities and shareholders’ equity	$23,816	$25,819
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30
(in millions)	2013	2012
Cash flows from operating activities:
Net earnings	$339	$271
Loss from discontinued operations, net of tax	1	1
Earnings from continuing operations	340	272

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	117	88
Impairments and loss on disposal of assets	—	1
Share-based compensation	24	24
Provision for bad debts	12	1
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	1,395	(71)
Decrease/(increase) in inventories	1,098	(207)
Increase/(decrease) in accounts payable	(1,852)	464
Other accrued liabilities and operating items, net	(183)	(4)
Net cash provided by operating activities	951	568

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(25)	(100)
Additions to property and equipment	(26)	(26)
Proceeds from maturities of held-to-maturity securities	—	23
Net cash used in investing activities	(51)	(103)

Cash flows from financing activities:
Net change in short-term borrowings	20	(10)
Reduction of long-term obligations	—	(4)
Proceeds from issuance of common shares	102	21
Net tax disbursements from share-based compensation	(15)	(22)
Dividends on common shares	(105)	(84)
Purchase of treasury shares	(50)	(200)
Net cash used in financing activities	(48)	(299)

Net increase in cash and equivalents	852	166
Cash and equivalents at beginning of period	1,901	2,274
Cash and equivalents at end of period	$2,753	$2,440
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
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
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2014 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014.
These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the "2013 Form 10-K"). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
Recent Financial Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to reclassifications out of accumulated other comprehensive income ("AOCI"). An entity is required to present, either parenthetically on the face of the statement where net income is presented or in the notes, the significant amounts, by component, reclassified out of AOCI by the respective line items of net income and to report changes in its AOCI balances by component. We adopted this amended guidance on a prospective basis in the first quarter of fiscal 2014 and have elected to report reclassifications out of AOCI in Note 8 in this Form 10-Q. The adoption of this guidance did not impact our financial position or results of operations.
In January 2013, the FASB issued updated guidance to limit the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. We adopted this amended guidance on a retrospective basis in the first quarter of fiscal 2014. The adoption of this guidance did not impact our financial position or results of operations. See Note 7 for additional information.

In July 2012, the FASB issued amended accounting guidance related to testing indefinite-lived intangible assets for impairment. Under this guidance, a company is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that its estimated fair value is less than its carrying amount. We adopted this amended guidance in the first quarter of fiscal 2014. The adoption of this guidance did not impact our financial position or results of operations.
2. Acquisitions
While we have completed acquisitions during the three months ended September 30, 2013, the pro forma results of operations and the results of operations for acquisitions since the acquisition date have not been separately disclosed because the effects were not significant enough compared to the consolidated financial statements, individually or in the aggregate.
AssuraMed
On March 18, 2013, we completed the acquisition of AssuraMed, Inc. ("AssuraMed") for $2.07 billion, net of cash acquired, in an all-cash transaction. The acquisition of AssuraMed, a provider of medical supplies to homecare providers and patients in the home, expands our ability to serve this patient base. The assessment of fair value is preliminary and is based on information that was available at the time the condensed consolidated financial statements were prepared.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for AssuraMed:

(in millions)	Amount
Identifiable intangible assets	$627
Cash and equivalents	25
Trade receivables	118
Inventories	70
Prepaid expenses and other	88
Property and equipment	40
Accounts payable	(71)
Other accrued liabilities	(24)
Deferred income taxes and other liabilities	(180)
Total identifiable net assets acquired	693
Goodwill	1,402
Total net assets acquired	$2,095
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs relating to our restructuring activities:

	Three Months Ended September 30
(in millions)	2013 (3)	2012
Employee-related costs (1)	$4	$5
Facility exit and other costs (2)	7	—
Total restructuring and employee severance	$11	$5

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

(3)	Includes $1 million of employee-related costs and $5 million of facility exit and other costs related to the restructuring within our Medical segment described further below.
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, among other things, we are moving production of procedure kits from our facility in Waukegan, Illinois to other facilities and selling property and consolidating office space in Waukegan, Illinois.
At this time, we estimate the total costs associated with this restructuring plan to be approximately $79 million on a pre-tax basis, of which $51 million was recognized in fiscal 2013 and $6 million was recognized during the three months ended September 30, 2013. Of the estimated $22 million remaining costs to be recognized through the end of fiscal 2014, approximately $8 million will be facility exit and other costs and $14 million will be an expected loss on disposal of the property in Waukegan, Illinois described above. We have evaluated this property and have determined that at September 30, 2013 it does not meet the criteria for classification as held for sale.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2013	$55	$2	$57
Additions	7	—	7
Payments and other adjustments	(15)	(1)	(16)
Balance at September 30, 2013	$47	$1	$48
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2013	$2,094	$2,507	$4,601
Goodwill acquired, net of purchase price adjustments	4	8	12
Foreign currency translation adjustments and other	3	3	6
Balance at September 30, 2013	$2,101	$2,518	$4,619

Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at:

	September 30, 2013
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	989	270	719
Trademarks, trade names and patents	213	55	158
Non-compete agreements	15	11	4
Other	115	56	59
Total definite-life intangibles	1,332	392	940
Total other intangible assets	$1,343	$392	$951

	June 30, 2013
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	982	230	752
Trademarks, trade names and patents	209	49	160
Non-compete agreements	15	10	5
Other	101	56	45
Total definite-life intangibles	1,307	345	962
Total other intangible assets	$1,318	$345	$973
Total amortization of intangible assets for the three months ended September 30, 2013 and 2012 was $46 million and $21 million, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2014 through 2018 is as follows: $136 million, $154 million, $140 million, $128 million and $94 million.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

5. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates and discrete items.
During the three months ended September 30, 2013, the effective tax rate of 23.2 percent was impacted by net favorable discrete items of $61 million, which reduced the rate by 13.7 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($63 million).
During the three months ended September 30, 2012, the effective tax rate of 38.1 percent was impacted by net unfavorable discrete items of $4 million, which increased the rate by 1.0 percentage point. The discrete items include unfavorable amounts related to remeasurement of certain unrecognized tax benefits.
We had $452 million and $650 million of unrecognized tax benefits at September 30, 2013 and June 30, 2013, respectively. The September 30, 2013 and June 30, 2013 balances include $281 million and $371 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At September 30, 2013 and June 30, 2013 we had $131 million and $198 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately $20 million to an increase of approximately $5 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We are generally subject to audit by taxing authorities for fiscal years 2003 through the current fiscal year.
During the three months ended September 30, 2013, the IRS closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2010, and our transfer pricing arrangements continue to be under consideration as part of these audits. While the IRS has made and could make proposed adjustments to our transfer pricing arrangements, or other matters, we are defending our reported tax positions, and have accounted for the unrecognized tax benefits associated with our tax positions.

We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), under which CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $171 million and $186 million at September 30, 2013 and June 30, 2013, respectively, and is included in other assets in the condensed consolidated balance sheets.
6. Contingent Liabilities and Litigation
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
State of West Virginia vs. Cardinal Health, Inc.
In June 2012, the West Virginia Attorney General filed complaints against 14 pharmaceutical wholesale distributors, including us, in the Circuit Court of Boone County, West Virginia alleging, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act and were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances. In addition to injunctive and other equitable relief, the complaints seek monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse.
Qui Tam Action
Our P4 Healthcare subsidiaries and a former P4 Healthcare employee were named as additional defendants with another third-party defendant in a civil qui tam action filed in the U.S. District Court for the Central District of California. The action, which was filed under seal in January 2012 and was unsealed in July 2013, alleged violations of the federal healthcare fraud and abuse laws and federal False Claims Act, both before and after we acquired P4 Healthcare. Following an investigation, the DOJ declined to intervene as to us, and, together with the claimant, dismissed us from the action.
DOJ Civil Investigative Demand
In September 2012, we received a civil investigative demand from the DOJ under the Federal False Claims Act. The demand required us to produce documents relating to the structure of discounts offered or provided to our customers. We believe the focus of the investigation to have been whether the discounts complied with federal healthcare fraud and abuse laws. In October 2013, the DOJ informed us that it was closing its investigation.
Antitrust Litigation Proceeds
During the three months ended September 30, 2012, we recognized $22 million of income resulting from settlements of class action antitrust claims in which we were a class member.

7. Fair Value Measurements
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

Level 1 -	Observable prices in active markets for identical assets and liabilities.

Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following tables present the fair values for those assets measured on a recurring basis at:

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$810	$—	$—	$810
Forward contracts (2)	—	20	—	20
Other investments (3)	97	—	—	97
Total	$907	$20	$—	$927

	June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$348	$—	$—	$348
Forward contracts (2)	—	12	—	12
Other investments (3)	89	—	—	89
Total	$437	$12	$—	$449

(1)
Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.

(2)
The fair value of interest rate swaps, foreign currency contracts and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheets.

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
Notes to Condensed Consolidated Financial Statements (continued)

Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at September 30, 2013 and June 30, 2013 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2013	June 30, 2013
Estimated fair value	$3,916	$3,899
Carrying amount	3,883	3,854
The estimated fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
8. Shareholders' Equity
During the three months ended September 30, 2013, we repurchased 1.0 million common shares having an aggregate cost of $50 million. The average price paid per common share was $51.65.
During the three months ended September 30, 2012, we repurchased 4.9 million common shares having an aggregate cost of $200 million. The average price paid per common share was $40.63.
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Income
The following table summarizes the changes in the balance of AOCI by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Income
Balance at June 30, 2013	$54	$14	$68

Other comprehensive income, net of tax before reclassifications	24	1	25
Amounts reclassified to earnings	—	(1)	(1)
Total other comprehensive income, net of tax	24	—	24
Balance at September 30, 2013	$78	$14	$92
9. Earnings Per Share
The following table reconciles the number of common shares used to compute basic and diluted earnings per share:

	Three Months Ended September 30
(in millions)	2013	2012
Weighted-average common shares–basic	340	341
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	4	3
Weighted-average common shares–diluted	344	344

The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive for the three months ended September 30, 2013 and 2012 were 1 million and 13 million, respectively.
10. Segment Information
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
The following table presents revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended September 30
(in millions)	2013	2012
Pharmaceutical (1)	$21,813	$23,498
Medical	2,711	2,393
Total segment revenue	24,524	25,891
Corporate (2)	(1)	(2)
Total revenue	$24,523	$25,889

(1)
The decrease in Pharmaceutical segment revenue is primarily due to the expiration of our pharmaceutical distribution contracts with Walgreen Co. ("Walgreens") on August 31, 2013 and Express Scripts, Inc. on September 30, 2012.

(2)	Corporate revenue consists of the elimination of inter-segment revenue.
We evaluate segment performance based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and ratable allocation. Other income, net, interest expense, net and provision for income taxes are not allocated to the segments.
Restructuring and employee severance, amortization and other acquisition-related costs, impairments and loss on disposal of assets and litigation (recoveries)/charges, net are not allocated to the segments. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $3 million and zero for the three months ended September 30, 2013 and 2012, respectively.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following table presents segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended September 30
(in millions)	2013	2012
Pharmaceutical	$433	$400
Medical	106	74
Total segment profit	539	474
Corporate	(68)	(17)
Total operating earnings	$471	$457
The following table presents total assets for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated balance sheets at the dates indicated below:

(in millions)	September 30, 2013	June 30, 2013
Pharmaceutical (1)	$13,874	$16,258
Medical	6,473	6,521
Corporate	3,469	3,040
Total assets	$23,816	$25,819

(1)
The decrease in Pharmaceutical segment assets is primarily due to the decrease in trade receivables, net and inventories, net as a result of the expiration of our pharmaceutical distribution contract with Walgreens.

11. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30
(in millions)	2013	2012
Restricted share unit expense	$16	$15
Employee stock option expense	5	7
Performance share unit expense	3	2
Total share-based compensation	$24	$24
The total tax benefit related to share-based compensation for the three months ended September 30, 2013 and 2012 was $9 million and $8 million, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option at the grant date and, when exercised, are issued out of treasury shares.

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2013	15	$36.97
Granted	2	51.50
Exercised	(3)	39.64
Canceled and forfeited	—	—
Outstanding at September 30, 2013	14	$38.60
Exercisable at September 30, 2013	10	$35.31
At September 30, 2013, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $38 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional data related to stock option activity:

(in millions, except contractual lives)	September 30, 2013	June 30, 2013
Aggregate intrinsic value of outstanding options at period end	$192	$156
Aggregate intrinsic value of exercisable options at period end	$163	$113
Weighted-average remaining contractual life of outstanding options (in years)	5	4
Weighted-average remaining contractual life of exercisable options (in years)	3	3
Stock options are granted to our officers and certain employees. The fair values were estimated on the grant date using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account individual exercise patterns based on changes in our stock price and other variables, and it provides for a range of input assumptions.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. The fair value is determined by the grant date market price of our common shares. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	3	$38.74
Granted	1	51.51
Vested	(1)	37.45
Canceled and forfeited	—	—
Nonvested at September 30, 2013	3	$44.77

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

At September 30, 2013, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $113 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. The fair value of performance share units is determined by the grant date market price of our common shares. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate of the number of shares that will ultimately be issued. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
During the three months ended September 30, 2013, 274 thousand performance share units were granted at target at a weighted-average fair value per share of $51.49. Also during the three months ended September 30, 2013, 157 thousand performance share units with an initial two-year performance period and a weighted-average grant date fair value per share of $41.60 vested based on achievement of 143 percent of the target performance goal. At September 30, 2013, there were 870 thousand nonvested performance share units with a weighted-average grant date fair value per share of $44.40.
At September 30, 2013, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $24 million, which is expected to be recognized over a weighted-average period of two years.
12. Subsequent Events
On October 15, 2013, we reduced our committed receivables sales facility program from $950 million to $700 million in light of the expiration of our pharmaceutical distribution contract with Walgreens. Our committed receivables sales facility program is available to us through Cardinal Health Funding, LLC ("CHF"), which was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells the receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program, which expires on December 31, 2016. The $350 million remaining under our current repurchase authorization also remains in effect.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at September 30, 2013 and June 30, 2013, and for our condensed consolidated statements of earnings for the three months ended September 30, 2013 and 2012. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K.
Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in "Item 1A: Risk Factors" of our 2013 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Revenue for the three months ended September 30, 2013 was $24.5 billion, a 5 percent decrease from the prior year largely due to the previously disclosed expiration of our pharmaceutical distribution contracts with Walgreen Co. ("Walgreens") on August 31, 2013 and Express Scripts, Inc. ("Express Scripts") on September 30, 2012. Gross margin increased 9 percent to $1.3 billion and operating earnings increased 3 percent to $471 million, reflecting strong performance in our Pharmaceutical segment generic programs and the impact of acquisitions. Earnings from continuing operations were up 25 percent to $340 million primarily due to a $63 million favorable impact from the settlement of federal and state tax controversies.
Our cash and equivalents balance was $2.8 billion at September 30, 2013, compared to $1.9 billion at June 30, 2013. The increase in cash and equivalents during the quarter was driven by net cash provided by operating activities of $951 million, due primarily to the decrease in our net working capital associated with the expiration of our pharmaceutical distribution contract with Walgreens. We plan to continue to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to enhance shareholder value.

Walgreens Contract
The expiration of our pharmaceutical distribution contract with Walgreens resulted in a reduction in revenue of $1.7 billion during the three months ended September 30, 2013. Given the nature of the wind-down of the Walgreens contract, the contract expiration did not significantly impact our operating earnings compared to the prior-year period. We expect the contract expiration to have an adverse impact on our period-over-period comparisons of revenue and results of operations during the remainder of fiscal 2014 and the first quarter of fiscal 2015.
Acquisitions
We did not complete any acquisitions that were significant, individually or in the aggregate, during the three months ended September 30, 2013. In March 2013, we acquired AssuraMed, Inc. ("AssuraMed"), a provider of medical supplies to homecare providers and patients in the home. This acquisition increased revenues and operating earnings for the three months ended September 30, 2013.
Results of Operations
Revenue

	Three Months Ended September 30
(in millions)	2013	2012	Change
Pharmaceutical	$21,813	$23,498	(7)%
Medical	2,711	2,393	13%
Total segment revenue	24,524	25,891	(5)%
Corporate	(1)	(2)	N.M.
Total revenue	$24,523	$25,889	(5)%
Pharmaceutical Segment
Revenue for the three months ended September 30, 2013 compared to the prior-year period was negatively impacted by the expiration of our pharmaceutical distribution contracts with Express Scripts ($2.0 billion) and Walgreens ($1.7 billion), partially offset by increased volume from new and existing pharmaceutical distribution customers ($1.7 billion). Revenue was also favorably impacted by growth within our Specialty Solutions division ($244 million).
Medical Segment
Revenue for the three months ended September 30, 2013 compared to the prior-year period reflects the benefit of acquisitions ($269 million) and increased net volume from existing customers ($73 million).
Cost of Products Sold
As a result of the same factors affecting the change in revenue, cost of products sold decreased $1.5 billion (6 percent) compared to the prior-year period. See the gross margin discussion below for additional drivers impacting cost of products sold.
Gross Margin

	Three Months Ended September 30
(in millions)	2013	2012	Change
Gross margin	$1,264	$1,159	9%
Gross margin increased during the three months ended September 30, 2013 compared to the prior-year period, driven by strong performance in our generic pharmaceutical programs ($115 million) and the impact of acquisitions ($73 million). Strong performance under our branded

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

pharmaceutical distribution agreements (exclusive of the related volume impact) also had a positive impact on gross margin ($20 million). Pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin ($113 million), driven by renewed customer contracts and customer and product mix. The adverse impact of these pricing changes was offset by sourcing programs and other sources of margin. While the expirations of the Walgreens and Express Scripts contracts resulted in lower revenue, they did not significantly impact gross margin.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended September 30
(in millions)	2013	2012	Change
SG&A expenses	$732	$690	6%
SG&A expenses increased during the three months ended September 30, 2013 compared to the prior-year period primarily due to acquisitions ($39 million).
Segment Profit and Consolidated Operating Earnings

	Three Months Ended September 30
(in millions)	2013	2012	Change
Pharmaceutical	$433	$400	8%
Medical	106	74	43%
Total segment profit	539	474	14%
Corporate	(68)	(17)	N.M.
Total operating earnings	$471	$457	3%
Pharmaceutical Segment Profit
The principal drivers for the increase in Pharmaceutical segment profit during the three months ended September 30, 2013 were strong performances from both our generic pharmaceutical programs and our branded pharmaceutical distribution agreements. These benefits were partially offset by the impact of pharmaceutical distribution customer pricing changes. The expiration of the Walgreens and Express Scripts contracts did not significantly impact segment profit.
Medical Segment Profit
The principal driver for the increase in Medical segment profit during the three months ended September 30, 2013 was the positive impact of acquisitions.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended September 30
(in millions)	2013	2012
Restructuring and employee severance	$11	$5
Amortization and other acquisition-related costs	49	28
Impairments and loss on disposal of assets	—	1
Litigation (recoveries)/charges, net	1	(22)

Restructuring and Employee Severance
We recognized $6 million related to the restructuring within our Medical segment during the three months ended September 30, 2013.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $45 million and $21 million for the three months ended September 30, 2013 and 2012, respectively. The increase in amortization during the three months ended September 30, 2013 was primarily due to intangible assets from the acquisition of AssuraMed.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2012, we recognized $22 million of income resulting from settlements of class action antitrust claims in which we were a class member.
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended September 30
(in millions)	2013	2012	Change
Other income, net	$(4)	$(8)	N.M.
Interest expense, net	33	26	28%
Interest Expense, Net
The increase in interest expense, net for the three months ended September 30, 2013 compared to the prior-year period was primarily due to $1.3 billion of notes issued in connection with the AssuraMed acquisition during the third quarter of fiscal 2013.
Provision for Income Taxes
Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended September 30, 2013, the effective tax rate of 23.2 percent was impacted by net favorable discrete items of $61 million, which reduced the rate by 13.7 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($63 million).
During the three months ended September 30, 2012, the effective tax rate of 38.1 percent was impacted by net unfavorable discrete items of $4 million, which increased the rate by 1.0 percentage point. The discrete items include unfavorable amounts related to remeasurement of certain unrecognized tax benefits.
In fiscal 2014, we expect our effective tax rate to fluctuate significantly from quarter to quarter based on discrete items, and we anticipate that the fiscal 2014 effective tax rate will be higher than the rate for the three months ended September 30, 2013.
Ongoing Audits
During the three months ended September 30, 2013, the U.S. Internal Revenue Service ("IRS") closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2010.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Liquidity and Capital Resources
We currently believe that, based upon available capital resources (cash on hand and access to committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures, business growth and expansion; contractual obligations; payments for tax settlements; and current and projected debt service requirements, dividends and share repurchases. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need to access capital in addition to cash on hand and our existing committed credit facilities.
Cash and Equivalents
Our cash and equivalents balance was $2.8 billion at September 30, 2013, compared to $1.9 billion at June 30, 2013. At September 30, 2013, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
The increase in cash and equivalents during the three months ended September 30, 2013 was driven by net cash provided by operating activities of $951 million and proceeds from the issuance of common shares in connection with employee stock option exercises of $102 million, offset by dividends of $105 million and share repurchases of $50 million.
Net cash provided by operating activities of $951 million was driven primarily by the expiration of our pharmaceutical distribution contract with Walgreens, which resulted in a significant net working capital decrease based on reduced accounts receivable and inventory, partially offset by reduced accounts payable. The majority of the expected net working capital decrease from the contract expiration occurred during the three months ended September 30, 2013. Net cash provided by operating activities was also impacted by other changes in working capital, including the timing of payments of accounts payable.
Changes in working capital can vary significantly depending on factors such as customer payments of accounts receivable, the timing of inventory purchases and payments to vendors in the regular course of business. We have historically presented days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO”) to evaluate our working capital performance. Due to the expiration of the Walgreens contract on August 31, 2013, our revenue, cost of products sold and chargeback billings for the three months ended September 30, 2013 reflected two months of activity attributable to Walgreens, while our accounts receivable, inventory and accounts payable balances at September 30, 2013 reflected the significant net working capital decrease described above. Accordingly, we do not believe DSO, DIOH and DPO provide meaningful measures of our working capital performance for the three months ended September 30, 2013 compared to the prior-year period, and we have not presented these measures in this Form 10-Q.
The cash and equivalents balance at September 30, 2013 included $475 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.

Credit Facilities and Commercial Paper
On October 15, 2013, we reduced our committed receivables sales facility program from $950 million to $700 million in light of the expiration of our pharmaceutical distribution contract with Walgreens. In addition to our committed receivables sales facility, our sources of liquidity include a $1.5 billion revolving credit facility and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility.
We had no outstanding balance under the committed receivables sales facility program and no outstanding borrowings from the commercial paper program at September 30, 2013. We also had no outstanding balance under the revolving credit facility at September 30, 2013, except for $42 million of standby letters of credit. Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of September 30, 2013, we were in compliance with these financial covenants.
Capital Expenditures
Capital expenditures were $26 million during both the three months ended September 30, 2013 and 2012, respectively.
Dividends
On August 7, 2013, our Board of Directors approved the quarterly dividend of $0.3025 per share, or $1.21 on an annualized basis, which was paid on October 15, 2013 to shareholders of record on October 1, 2013.
On November 6, 2013, our Board of Directors approved our 117th consecutive regular quarterly dividend, payable to shareholders of record on January 2, 2014.
Share Repurchases
During the three months ended September 30, 2013, we repurchased $50 million of our common shares. We funded the repurchases with cash on hand. At September 30, 2013, we had $350 million remaining under our current repurchase authorization which expires August 31, 2015.
On October 29, 2013, our Board of Directors approved an additional $1.0 billion share repurchase program, which expires on December 31, 2016.
Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at September 30, 2013.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2013 through September 30, 2013.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Critical Accounting Policies and Sensitive Accounting Estimates
Refer to the Critical Accounting Policies and Sensitive Accounting Estimates section of "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. There have been no material changes to our critical accounting policies and sensitive accounting estimates since the end of fiscal 2013 through September 30, 2013.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
We believe there have been no material changes in the quantitative and qualitative market risks since our 2013 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.
In June 2012, Henry Stanley, Jr., a purported shareholder, filed a derivative action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio (the "federal action") against the current and certain former members of our Board of Directors. A similar action was filed by Daniel Himmel, a purported shareholder, in the Common Pleas Court of Delaware County, Ohio (the "state action") against the current and certain former members of our Board of Directors and certain of our officers. The complaints alleged that the defendants breached their fiduciary duties in connection with the DEA's suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances in February 2012, and the suspension and reinstatement of such registrations at three of our facilities in 2007 and 2008. The state action also made claims based on corporate waste and unjust enrichment. The complaints sought, among other things, unspecified money damages from the defendants and an award of attorney's fees. In October 2012, the U.S. District Court dismissed the federal action with prejudice, and in August 2013, the U.S. Court of Appeals affirmed the decision. In July 2013, the Common Pleas Court dismissed the state action, and in October 2013, the plaintiff voluntarily dismissed an appeal of the court's decision with prejudice. In September 2013, the plaintiff in the federal action made demand on our Board of Directors to take action against current and certain former members of our Board of Directors to recover damages based on the allegations made in the federal action. Our Board of Directors, through a special committee of independent directors, is investigating the allegations made in the demand.
Item 1A: Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Item 1A: Risk Factors" and other risks discussed in our 2013 Form 10-K and our filings with the SEC since June 30, 2013. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our common shares during the three months ended September 30, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
July 1 – 31, 2013	192,910	$50.18	—	$400
August 1 – 31, 2013	967,951	51.65	967,685	350
September 1 – 30, 2013	397	51.70	—	350
Total	1,161,258	$51.41	967,685	$350

(1)
Includes 231, 266 and 397 common shares purchased in July, August and September 2013, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan and 731 restricted shares surrendered and 191,948 common shares tendered in July 2013 by equity compensation plan participants to satisfy tax withholding and pay the exercise price upon vesting or exercise of outstanding awards.

(2)
On August 8, 2012, our Board of Directors approved a $750 million share repurchase program, which expires on August 31, 2015. In August 2013, we repurchased $50 million of our common shares under this program. On October 29, 2013, our Board of Directors approved an additional $1.0 billion share repurchase program, which expires on December 31, 2016.

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
10.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, the LC Banks party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent

10.2	Fifth Amended and Restated Performance Guaranty, dated as of November 1, 2013, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health, Inc.

Date:	November 7, 2013	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer