Form 10-Q
period 2013-12-31
CARDINAL HEALTH INC
filed 2014-02-06
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2014, was the following: 342,888,531.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

a
Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(in millions, except per common share amounts)	2013	2012	2013	2012
Revenue	$22,240	$25,232	$46,763	$51,121
Cost of products sold	20,895	24,008	44,155	48,739
Gross margin	1,345	1,224	2,608	2,382

Operating expenses:
Distribution, selling, general and administrative expenses	766	699	1,497	1,388
Restructuring and employee severance	10	1	20	6
Amortization and other acquisition-related costs	56	25	105	53
Impairments and loss on disposal of assets	9	5	9	6
Litigation (recoveries)/charges, net	(15)	(12)	(13)	(34)
Operating earnings	519	506	990	963

Other income, net	(6)	(4)	(10)	(12)
Interest expense, net	33	27	66	53
Earnings before income taxes and discontinued operations	492	483	934	922

Provision for income taxes	217	180	320	347
Earnings from continuing operations	275	303	614	575

Earnings from discontinued operations, net of tax	3	—	3	—
Net earnings	$278	$303	$617	$575

Basic earnings per common share:
Continuing operations	$0.80	$0.89	$1.80	$1.69
Discontinued operations	0.01	—	0.01	—
Net basic earnings per common share	$0.81	$0.89	$1.81	$1.69

Diluted earnings per common share:
Continuing operations	$0.79	$0.88	$1.78	$1.67
Discontinued operations	0.01	—	0.01	—
Net diluted earnings per common share	$0.80	$0.88	$1.79	$1.67

Weighted-average number of common shares outstanding:
Basic	342	340	341	340
Diluted	346	343	345	344

Cash dividends declared per common share	$0.3025	$0.2750	$0.6050	$0.5125
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(in millions)	2013	2012	2013	2012
Net earnings	$278	$303	$617	$575

Other comprehensive income:
Net change in foreign currency translation adjustments	4	11	28	36
Net unrealized gain on derivative instruments, net of tax	3	2	3	1
Total other comprehensive income, net of tax	7	13	31	37
Total comprehensive income	$285	$316	$648	$612
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,741	$1,901
Trade receivables, net	4,876	6,304
Inventories, net	8,478	8,373
Prepaid expenses and other	1,153	1,192
Total current assets	17,248	17,770

Property and equipment, net	1,407	1,489
Goodwill and other intangibles, net	5,556	5,574
Other assets	798	986
Total assets	$25,009	$25,819

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,221	$12,295
Current portion of long-term obligations and other short-term borrowings	255	168
Other accrued liabilities	1,886	2,127
Total current liabilities	13,362	14,590

Long-term obligations, less current portion	3,679	3,686
Deferred income taxes and other liabilities	1,379	1,568

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at December 31, 2013 and June 30, 2013	2,961	2,953
Retained earnings	4,446	4,038
Common shares in treasury, at cost: 21 million shares and 25 million shares at December 31, 2013 and June 30, 2013, respectively	(917)	(1,084)
Accumulated other comprehensive income	99	68
Total shareholders’ equity	6,589	5,975
Total liabilities and shareholders’ equity	$25,009	$25,819
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31
(in millions)	2013	2012
Cash flows from operating activities:
Net earnings	$617	$575
Earnings from discontinued operations, net of tax	(3)	—
Earnings from continuing operations	614	575

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	234	176
Impairments and loss on disposal of assets	9	6
Share-based compensation	48	46
Provision for bad debts	29	9
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	1,420	228
Increase in inventories	(100)	(536)
Increase/(decrease) in accounts payable	(1,088)	31
Other accrued liabilities and operating items, net	(178)	(97)
Net cash provided by operating activities	988	438

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(50)	(126)
Additions to property and equipment	(90)	(62)
Proceeds from maturities of held-to-maturity securities	—	71
Net cash used in investing activities	(140)	(117)

Cash flows from financing activities:
Net change in short-term borrowings	73	17
Reduction of long-term obligations	(1)	(6)
Net proceeds from issuance of common shares	139	26
Tax proceeds/(disbursements) from share-based compensation	39	(12)
Dividends on common shares	(208)	(165)
Purchase of treasury shares	(50)	(200)
Net cash used in financing activities	(8)	(340)

Net increase/(decrease) in cash and equivalents	840	(19)
Cash and equivalents at beginning of period	1,901	2,274
Cash and equivalents at end of period	2,741	2,255
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
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
These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (this "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the "2013 Form 10-K"). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
Walgreens Contract
Our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") expired on August 31, 2013. Sales to Walgreens generated approximately 20 percent of our consolidated revenue for fiscal 2013.
CVS Contracts
In December 2013, we announced the signing of an agreement with CVS Caremark Corporation (“CVS”) to form a U.S.-based generic sourcing entity (“Sourcing JV”). Both companies are contributing their sourcing and supply chain expertise to the 50/50 joint venture and are committing to source generic pharmaceuticals through it. The Sourcing JV, which we expect to be operational as soon as July 1, 2014, will have an initial term of 10 years. Under this arrangement, the Sourcing JV will negotiate generic supply contracts on behalf of both companies; however, it will not own products or hold inventory on behalf of either company. The arrangement includes a quarterly payment of $25 million over the term that we will pay to CVS. No physical assets will be contributed by either company to the Sourcing JV, and minimal funding will be provided to capitalize the entity. The venture is subject to the completion of final documentation and customary closing conditions.

Also during the three months ended December 31, 2013, we entered into a three-year extension, through June 2019, of our existing pharmaceutical distribution contracts with CVS.
Recent Financial Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to reclassifications out of accumulated other comprehensive income ("AOCI"). An entity is required to present, either parenthetically on the face of the statement where net income is presented or in the notes, the significant amounts, by component, reclassified out of AOCI by the respective line items of net income and to report changes in its AOCI balances by component. We adopted this amended guidance on a prospective basis in the first quarter of fiscal 2014 and have elected to report reclassifications out of AOCI in Note 10 in this Form 10-Q. The adoption of this guidance did not impact our financial position or results of operations.
In January 2013, the FASB issued updated guidance to limit the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. We adopted this amended guidance on a retrospective basis in the first quarter of fiscal 2014. The adoption of this guidance did not impact our financial position or results of operations. See Note 8 for additional information regarding fair value measurements.
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
2. Acquisitions
While we have completed acquisitions during the six months ended December 31, 2013, the pro forma results of operations and the results of operations for acquisitions since the acquisition date have not been separately disclosed because the effects were not significant enough compared to the consolidated financial statements, individually or in the aggregate.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for AssuraMed:

(in millions)	Amount
Identifiable intangible assets	$627
Cash and equivalents	25
Trade receivables	117
Inventories	69
Prepaid expenses and other	90
Property and equipment	40
Accounts payable	(71)
Other accrued liabilities	(24)
Deferred income taxes and other liabilities	(180)
Total identifiable net assets acquired	693
Goodwill	1,402
Total net assets acquired	$2,095
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs related to our restructuring activities:

	Three Months Ended December 31
(in millions)	2013	2012
Employee-related costs (1)	$4	$—
Facility exit and other costs (2)	6	1
Total restructuring and employee severance	$10	$1

	Six Months Ended December 31
(in millions)	2013	2012
Employee-related costs (1)	$8	$5
Facility exit and other costs (2)	12	1
Total restructuring and employee severance	$20	$6

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, among other things, we are moving production of procedure kits from our facility in Waukegan, Illinois to other facilities and selling property and consolidating office space in Waukegan, Illinois. We recognized restructuring costs of $6 million and $12 million related to this restructuring plan during the three and six months ended December 31, 2013, respectively, which primarily consisted of facility exit and other costs.
We currently estimate the total costs associated with this restructuring plan to be approximately $77 million on a pre-tax basis, of which $51 million was recognized in fiscal 2013 and $20 million was recognized during the six months ended December 31, 2013, including the write-down of the property in Waukegan, Illinois as discussed in Note 4. The estimated $6 million remaining costs to be recognized through the end of fiscal 2014 consist of facility exit and other costs.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2013	$55	$2	$57
Additions	12	1	13
Payments and other adjustments	(28)	(2)	(30)
Balance at December 31, 2013	$39	$1	$40
4. Impairments and Loss on Disposal of Assets
In connection with our Medical segment restructuring plan discussed in Note 3, the property in Waukegan, Illinois met the criteria for classification as held for sale at December 31, 2013. As a result, during the three months ended December 31, 2013, we recognized an $8 million loss to write down this property to the estimated fair value, less costs to sell, of $24 million, which is included in prepaid expenses and other in the condensed consolidated balance sheets. The fair value was estimated using inputs such as broker listings and sales agreements and thus represents a Level 2 nonrecurring fair value measurement.
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2013	$2,094	$2,507	$4,601
Goodwill acquired, net of purchase price adjustments	21	9	30
Foreign currency translation adjustments and other	5	(1)	4
Balance at December 31, 2013	$2,120	$2,515	$4,635
Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at:

	December 31, 2013
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	1,011	311	700
Trademarks, trade names and patents	213	60	153
Non-compete agreements	15	11	4
Other	108	55	53
Total definite-life intangibles	1,347	437	910
Total other intangible assets	$1,358	$437	$921

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

	June 30, 2013
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	982	230	752
Trademarks, trade names and patents	209	49	160
Non-compete agreements	15	10	5
Other	101	56	45
Total definite-life intangibles	1,307	345	962
Total other intangible assets	$1,318	$345	$973
Total amortization of intangible assets was $46 million and $23 million for the three months ended December 31, 2013 and 2012, respectively, and $92 million and $44 million for the six months ended December 31, 2013 and 2012, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2014 through 2018 is as follows: $92 million, $157 million, $143 million, $131 million and $95 million.
6. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates and discrete items.
During the three months ended December 31, 2013, the effective tax rate of 44.1 percent was impacted by net unfavorable discrete items of $38 million, which increased the rate by 7.7 percentage points. The discrete items include the unfavorable impact of remeasurement of unrecognized tax benefits ($56 million) as a result of proposed assessments of additional tax.
During the six months ended December 31, 2013, the effective tax rate of 34.2 percent was impacted by net favorable discrete items of $23 million, which reduced the rate by 2.4 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($67 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($56 million).
During the three and six months ended December 31, 2012, the effective tax rate of 37.2 percent and 37.6 percent was impacted by net unfavorable discrete items of $2 million and $6 million, which increased the rate by 0.3 and 0.6 percentage points, respectively.
We had $520 million and $650 million of unrecognized tax benefits at December 31, 2013 and June 30, 2013, respectively. The December 31, 2013 and June 30, 2013 balances include $339 million and $371 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2013 and June 30, 2013 we had $140 million and $198 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of approximately zero to $75 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We are generally subject to audit by taxing authorities for fiscal years 2003 through the current fiscal year.
During the six months ended December 31, 2013, the IRS closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2010, and our transfer pricing arrangements continue to be under consideration as part of these audits. While the IRS has made and could make proposed adjustments to our transfer pricing arrangements, or other matters, we are defending our reported tax positions, and have accounted for the unrecognized tax benefits associated with our tax positions.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), under which CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $190 million and $186 million at December 31, 2013 and June 30, 2013, respectively, and is included in other assets in the condensed consolidated balance sheets.
7. Contingent Liabilities and Litigation
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters incidental to our business, including governmental investigations and enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, government contract compliance matters, disputes regarding environmental clean-up costs, claims in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such litigation.
We may be named from time to time in qui tam actions, which are cases initiated by private parties purporting to act on behalf of federal or state governments that allege that false claims have been submitted or have been caused to be submitted for payment by the government. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in the matter. These actions may remain under seal while the government makes this determination.
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
Lakeland, Florida Distribution Center DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA under which our Lakeland registration will remain suspended until May 2014 and the DEA confirmed that it was planning no further administrative actions at any of our other facilities based on conduct prior to the settlement. The settlement agreement did not foreclose the possibility of the U.S. Department of Justice (the “DOJ”) seeking civil fines for conduct covered by the settlement agreement. In that regard, we are providing information to and in discussions with the DEA and the DOJ.
State of West Virginia vs. Cardinal Health, Inc.
In June 2012, the West Virginia Attorney General filed, and in January 2014 amended, complaints against 13 pharmaceutical wholesale distributors, including us, in the Circuit Court of Boone County, West Virginia alleging, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act and were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances. In addition to injunctive and other equitable relief, the complaints seek monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse.
DOJ Civil Investigative Demand
In September 2012, we received a civil investigative demand from the

DOJ under the federal False Claims Act. The demand required us to produce documents relating to the structure of discounts offered or provided to our customers. In October 2013, the DOJ informed us that it was closing its investigation.
Federal False Claims Investigation
The DOJ has requested information in connection with an investigation of possible violations of the federal False Claims Act with respect to our Medical segment’s administration of a prime vendor agreement with the federal government. We are cooperating with the DOJ in this matter.
Antitrust Litigation Proceeds
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $16 million and $12 million during the three months ended December 31, 2013 and 2012, respectively, and $16 million and $34 million during the six months ended December 31, 2013 and 2012, respectively.
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

Level 1 -	Observable prices in active markets for identical assets and liabilities.

Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following tables present the fair values for those assets measured on a recurring basis at:

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$595	$—	$—	$595
Forward contracts (2)	—	17	—	17
Other investments (3)	105	—	—	105
Total	$700	$17	$—	$717

	June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$348	$—	$—	$348
Forward contracts (2)	—	12	—	12
Other investments (3)	89	—	—	89
Total	$437	$12	$—	$449

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

9. Financial Instruments and Other Financing Arrangements
Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in our 2013 Form 10-K.
During the six months ended December 31, 2013, we entered into pay-floating interest rate swaps with total notional amounts of $300 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheets at December 31, 2013.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at December 31, 2013 and June 30, 2013 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2013	June 30, 2013
Estimated fair value	$3,995	$3,899
Carrying amount	3,934	3,854
The estimated fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement. See Note 8 for further information regarding fair value measurements.
Other Financing Arrangements
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
10. Shareholders' Equity
During the six months ended December 31, 2013, we repurchased 1.0 million common shares having an aggregate cost of $50 million. The average price paid per common share was $51.65.
During the six months ended December 31, 2012, we repurchased 4.9 million common shares having an aggregate cost of $200 million. The average price paid per common share was $40.63.
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Income
The following table summarizes the changes in the balance of AOCI by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Income
Balance at June 30, 2013	$54	$14	$68

Other comprehensive income, net of tax before reclassifications	28	4	32
Amounts reclassified to earnings	—	(1)	(1)
Total other comprehensive income, net of tax	28	3	31
Balance at December 31, 2013	$82	$17	$99
11. Earnings Per Share
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share:

	Three Months Ended December 31
(in millions)	2013	2012
Weighted-average common shares–basic	342	340
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	4	3
Weighted-average common shares–diluted	346	343

	Six Months Ended December 31
(in millions)	2013	2012
Weighted-average common shares–basic	341	340
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	4	4
Weighted-average common shares–diluted	345	344
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were zero and 12 million for the three months ended December 31, 2013 and 2012, respectively,

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

and 2 million and 12 million for the six months ended December 31, 2013 and 2012, respectively.
12. Segment Information
Our operations are principally managed on a products and services basis and are comprised of two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities.
The following tables present revenue for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended December 31
(in millions)	2013	2012
Pharmaceutical (1)	$19,443	$22,747
Medical	2,799	2,487
Total segment revenue	22,242	25,234
Corporate (2)	(2)	(2)
Total revenue	$22,240	$25,232

	Six Months Ended December 31
(in millions)	2013	2012
Pharmaceutical (1)	$41,256	$46,244
Medical	5,511	4,879
Total segment revenue	46,767	51,123
Corporate (2)	(4)	(2)
Total revenue	$46,763	$51,121

(1)	The decrease in Pharmaceutical segment revenue is primarily due to the expiration of our pharmaceutical distribution contract with Walgreens.

(2)	Corporate revenue consists of the elimination of inter-segment revenue.
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
Restructuring and employee severance, amortization and other acquisition-related costs, impairments and loss on disposal of assets and litigation (recoveries)/charges, net are not allocated to the segments. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $6 million and $7 million for the three months ended December 31, 2013 and 2012, respectively, and $10 million and $7 million for the six months ended December 31, 2013 and 2012, respectively.
The following tables present segment profit by reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated statements of earnings:

	Three Months Ended December 31
(in millions)	2013	2012
Pharmaceutical	$482	$441
Medical	131	94
Total segment profit	613	535
Corporate	(94)	(29)
Total operating earnings	$519	$506

	Six Months Ended December 31
(in millions)	2013	2012
Pharmaceutical	$916	$841
Medical	238	168
Total segment profit	1,154	1,009
Corporate	(164)	(46)
Total operating earnings	$990	$963
The following table presents total assets for each reportable segment and reconciling items necessary to agree to amounts reported in the condensed consolidated balance sheets at the dates indicated below:

(in millions)	December 31, 2013	June 30, 2013
Pharmaceutical (1)	$14,985	$16,258
Medical	6,558	6,521
Corporate	3,466	3,040
Total assets	$25,009	$25,819

(1)	The decrease in Pharmaceutical segment assets is primarily due to the expiration of our pharmaceutical distribution contract with Walgreens.
13. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. The following tables provide total share-based compensation expense by type of award:

	Three Months Ended December 31
(in millions)	2013	2012
Restricted share unit expense	$15	$14
Employee stock option expense	5	5
Performance share unit expense	4	3
Total share-based compensation	$24	$22

	Six Months Ended December 31
(in millions)	2013	2012
Restricted share unit expense	$31	$29
Employee stock option expense	10	12
Performance share unit expense	7	5
Total share-based compensation	$48	$46
The total tax benefit related to share-based compensation was $8 million for both the three months ended December 31, 2013 and 2012,

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

respectively, and $17 million and $16 million for the six months ended December 31, 2013 and 2012, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date and, when exercised, are issued out of treasury shares.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2013	15	$36.97
Granted	2	51.77
Exercised	(4)	39.82
Canceled and forfeited	—	—
Outstanding at December 31, 2013	13	$38.45
Exercisable at December 31, 2013	8	$34.31
At December 31, 2013, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $33 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional data related to stock option activity at:

(in millions, except contractual lives)	December 31, 2013	June 30, 2013
Aggregate intrinsic value of outstanding options at period end	$356	$156
Aggregate intrinsic value of exercisable options at period end	$262	$113
Weighted-average remaining contractual life of outstanding options (in years)	5	4
Weighted-average remaining contractual life of exercisable options (in years)	3	3
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
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	3	$38.74
Granted	1	51.96
Vested	(1)	37.41
Canceled and forfeited	—	—
Nonvested at December 31, 2013	3	$45.20

At December 31, 2013, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $102 million, which is expected to be recognized over a weighted-average period of two years.
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
During the six months ended December 31, 2013, 274 thousand performance share units were granted at target at a weighted-average fair value per share of $51.49. Also during the six months ended December 31, 2013, 157 thousand performance share units with an initial two-year performance period and a weighted-average grant date fair value per share of $41.60 vested based on achievement of 143 percent of the target performance goal. At December 31, 2013, there were 868 thousand nonvested performance share units with a weighted-average grant date fair value per share of $44.39.
At December 31, 2013, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $21 million, which is expected to be recognized over a weighted-average period of two years.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at December 31, 2013 and June 30, 2013, and for our condensed consolidated statements of earnings for the three and six months ended December 31, 2013 and 2012. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K.
Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in "Part II, Item 1A: Risk Factors" of this Form 10-Q, Exhibit 99.1 to this Form 10-Q and "Part I, Item 1A: Risk Factors" of our 2013 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Revenue for the three and six months ended December 31, 2013 was $22.2 billion and $46.8 billion, a 12 percent and 9 percent decrease, respectively, from the prior-year periods largely due to the previously disclosed expiration of our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") on August 31, 2013. Gross margin increased 10 percent to $1.3 billion and 9 percent to $2.6 billion for the three and six months ended December 31, 2013, respectively, reflecting the positive impact of acquisitions, margin rate expansion and sales growth from new and existing pharmaceutical distribution customers, partially offset by the expiration of our pharmaceutical distribution contract with Walgreens.
Operating earnings increased 2 percent to $519 million and 3 percent to $990 million for the three and six months ended December 31, 2013, respectively. Both periods were impacted by the factors discussed above as well as an increase in distribution, selling, general and administrative expenses and intangible asset amortization related to the acquisition of AssuraMed, Inc. ("AssuraMed").
Earnings from continuing operations were down 9 percent to $275 million and up 7 percent to $614 million for the three and six months ended December 31, 2013, respectively. Both periods were impacted by the factors discussed above and a tax charge ($56 million) due to proposed assessments of additional tax. The six months ended December 31, 2013 also included a $63 million favorable impact from the settlement of federal and state tax controversies during the first quarter of fiscal 2014.
Our cash and equivalents balance was $2.7 billion at December 31, 2013, compared to $1.9 billion at June 30, 2013. The increase in cash and equivalents during the six months ended December 31, 2013 was driven by net cash provided by operating activities of $988 million, which includes the decrease in our net working capital associated with the expiration of our pharmaceutical distribution contract with Walgreens. We plan to continue to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to enhance shareholder value.
Walgreens Contract
The expiration of our pharmaceutical distribution contract with Walgreens unfavorably impacted period-over-period comparisons of revenue and operating earnings during the three and six months ended December 31, 2013. We expect the contract expiration to have an adverse impact on our period-over-period comparisons of revenue and operating earnings during the remainder of fiscal 2014 and the first quarter of fiscal 2015.
CVS Contracts
In December 2013, we announced the signing of an agreement with CVS Caremark Corporation (“CVS”) to form a U.S.-based generic sourcing entity ("Sourcing JV"). Both companies are contributing their sourcing and supply chain expertise to the 50/50 joint venture and are committing to source generic pharmaceuticals through it. The Sourcing JV, which we expect to be operational as soon as July 1, 2014, will have an initial term of 10 years. Under this arrangement, the Sourcing JV will negotiate generic supply contracts on behalf of both companies; however, it will not own products or hold inventory on behalf of either company. The arrangement includes a quarterly payment of $25 million over the term that we will pay to CVS. No physical assets will be contributed by either company to the Sourcing JV, and minimal funding will be provided to capitalize the entity. The venture is subject to the completion of final documentation and customary closing conditions.
Also during the three months ended December 31, 2013, we entered into a three-year extension, through June 2019, of our existing pharmaceutical distribution contracts with CVS.
Acquisitions
We did not complete any acquisitions that were significant, individually or in the aggregate, during the six months ended December 31, 2013. In March 2013, we acquired AssuraMed, a provider of medical supplies to homecare providers and patients in the home. This acquisition increased revenue and operating earnings for the three and six months ended December 31, 2013.
Trends
While pharmaceutical price appreciation on some generic products positively impacted our margins during the first half of fiscal 2014, there is no assurance that this price appreciation will continue in the future.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Results of Operations
Revenue

	Three Months Ended December 31
(in millions)	2013	2012	Change
Pharmaceutical	$19,443	$22,747	(15)%
Medical	2,799	2,487	13%
Total segment revenue	22,242	25,234	(12)%
Corporate	(2)	(2)	N.M.
Total revenue	$22,240	$25,232	(12)%

	Six Months Ended December 31
(in millions)	2013	2012	Change
Pharmaceutical	$41,256	$46,244	(11)%
Medical	5,511	4,879	13%
Total segment revenue	46,767	51,123	(9)%
Corporate	(4)	(2)	N.M.
Total revenue	$46,763	$51,121	(9)%
Pharmaceutical Segment
Revenue for the three and six months ended December 31, 2013 compared to the prior-year periods was negatively impacted by the expiration of our pharmaceutical distribution contract with Walgreens ($5.2 billion and $6.9 billion, respectively). Revenue for the six months ended December 31, 2013 was also negatively impacted by the expiration of our pharmaceutical distribution contract with Express Scripts, Inc. on September 30, 2012 ($2.0 billion). These decreases were partially offset by sales growth from new and existing pharmaceutical distribution customers ($1.8 billion and $3.7 billion, respectively).
Medical Segment
Revenue for the three and six months ended December 31, 2013 compared to the prior-year periods reflects the benefit of acquisitions ($278 million and $547 million, respectively) and increased net volume from existing customers ($48 million and $121 million, respectively).
Cost of Products Sold
As a result of the same factors affecting the change in revenue, cost of products sold decreased $3.1 billion (13 percent) and $4.6 billion (9 percent) compared to the prior-year periods. See the gross margin discussion below for additional drivers impacting cost of products sold.
Gross Margin

	Three Months Ended December 31
(in millions)	2013	2012	Change
Gross margin	$1,345	$1,224	10%

	Six Months Ended December 31
(in millions)	2013	2012	Change
Gross margin	$2,608	$2,382	9%
Gross margin increased during the three and six months ended December 31, 2013 compared to the prior-year periods, driven by the positive impact of acquisitions ($77 million and $150 million, respectively). The increase in gross margin also reflects margin rate expansion ($51 million and $18 million, respectively), excluding the impact from the expiration of our pharmaceutical distribution contract with Walgreens.

Margin rate expansion for both periods was driven by strong performance from both generic programs and branded agreements, including the impact of price appreciation. Gross margin for the three months ended December 31, 2013 was unfavorably impacted by $14 million due to lower sales, which includes the impact from the expiration of our pharmaceutical distribution contract with Walgreens and is partially offset by sales growth from new and existing pharmaceutical distribution customers. Gross margin for the six months ended December 31, 2013 was positively impacted by $51 million due to sales growth from new and existing pharmaceutical distribution customers and is partially offset by the expiration of our pharmaceutical distribution contract with Walgreens.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31
(in millions)	2013	2012	Change
SG&A expenses	$766	$699	10%

	Six Months Ended December 31
(in millions)	2013	2012	Change
SG&A expenses	$1,497	$1,388	8%
SG&A expenses increased during the three and six months ended December 31, 2013 compared to the prior-year period primarily due to acquisitions ($37 million and $75 million, respectively).
Segment Profit and Consolidated Operating Earnings

	Three Months Ended December 31
(in millions)	2013	2012	Change
Pharmaceutical	$482	$441	9%
Medical	131	94	40%
Total segment profit	613	535	15%
Corporate	(94)	(29)	N.M.
Total operating earnings	$519	$506	2%

	Six Months Ended December 31
(in millions)	2013	2012	Change
Pharmaceutical	$916	$841	9%
Medical	238	168	41%
Total segment profit	1,154	1,009	14%
Corporate	(164)	(46)	N.M.
Total operating earnings	$990	$963	3%
Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit during the three and six months ended December 31, 2013 was due in part to margin rate expansion, excluding the impact from the expiration of our pharmaceutical distribution contract with Walgreens. Margin rate expansion for both periods was driven by strong performance from both generic programs and branded agreements, including the impact of price appreciation. Pharmaceutical segment profit for the three months ended December 31, 2013 was unfavorably impacted by lower sales, which includes the impact from the expiration of our pharmaceutical distribution contract with Walgreens and is partially offset by sales growth from new and existing pharmaceutical distribution customers. Pharmaceutical segment profit for the six months ended December 31, 2013 was also positively impacted

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

by sales growth from new and existing pharmaceutical distribution customers and is partially offset by the expiration of our pharmaceutical distribution contract with Walgreens.
Medical Segment Profit
The principal driver for the increase in Medical segment profit during the three and six months ended December 31, 2013 was the positive impact of acquisitions.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended December 31
(in millions)	2013	2012
Restructuring and employee severance	$10	$1
Amortization and other acquisition-related costs	56	25
Impairments and loss on disposal of assets	9	5
Litigation (recoveries)/charges, net	(15)	(12)

	Six Months Ended December 31
(in millions)	2013	2012
Restructuring and employee severance	$20	$6
Amortization and other acquisition-related costs	105	53
Impairments and loss on disposal of assets	9	6
Litigation (recoveries)/charges, net	(13)	(34)
Restructuring and Employee Severance
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, among other things, we are moving production of procedure kits from our facility in Waukegan, Illinois to other facilities and selling property and consolidating office space in Waukegan, Illinois. We recognized restructuring costs of $6 million and $12 million related to this restructuring plan during the three and six months ended December 31, 2013, respectively, which primarily consisted of facility exit and other costs.
We currently estimate the total costs associated with this restructuring plan to be approximately $77 million on a pre-tax basis, of which $51 million was recognized in fiscal 2013 and $20 million was recognized during the six months ended December 31, 2013, including the write-down of the property in Waukegan, Illinois as discussed below. The estimated $6 million remaining costs to be recognized through the end of fiscal 2014 consist of facility exit and other costs.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $46 million and $22 million for the three months ended December 31, 2013 and 2012, respectively, and $91 million and $43 million for the six months ended December 31, 2013 and 2012, respectively. The increase in amortization during the three and six months ended December 31, 2013 was primarily due to intangible assets from the acquisition of AssuraMed.
Impairments and Loss on Disposal of Assets
In connection with our Medical segment restructuring plan, during the three months ended December 31, 2013, we recognized an $8 million loss to write down property in Waukegan, Illinois to the estimated fair value, less costs to sell.

Litigation (Recoveries)/Charges, Net
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $16 million and $12 million during the three months ended December 31, 2013 and 2012, respectively, and $16 million and $34 million during the six months ended December 31, 2013 and 2012, respectively.
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended December 31
(in millions)	2013	2012	Change
Other income, net	$(6)	$(4)	N.M.
Interest expense, net	33	27	23%

	Six Months Ended December 31
(in millions)	2013	2012	Change
Other income, net	$(10)	$(12)	N.M.
Interest expense, net	66	53	25%
Interest Expense, Net
The increase in interest expense, net for the three and six months ended December 31, 2013 compared to the prior-year period was primarily due to $1.3 billion of notes issued in connection with the AssuraMed acquisition during the third quarter of fiscal 2013.
Provision for Income Taxes
Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended December 31, 2013, the effective tax rate of 44.1 percent was impacted by net unfavorable discrete items of $38 million, which increased the rate by 7.7 percentage points. The discrete items include the unfavorable impact of remeasurement of unrecognized tax benefits ($56 million) as a result of proposed assessments of additional tax.
During the six months ended December 31, 2013, the effective tax rate of 34.2 percent was impacted by net favorable discrete items of $23 million, which reduced the rate by 2.4 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($67 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($56 million).
During the three and six months ended December 31, 2012, the effective tax rate of 37.2 percent and 37.6 percent was impacted by net unfavorable discrete items of $2 million and $6 million, which increased the rate by 0.3 and 0.6 percentage points, respectively.
Ongoing Audits
During the six months ended December 31, 2013, the U.S. Internal Revenue Service ("IRS") closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2010.
Liquidity and Capital Resources
We currently believe that, based upon available capital resources (cash on hand and access to committed credit facilities) and projected operating

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

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
Cash and Equivalents
Our cash and equivalents balance was $2.7 billion at December 31, 2013, compared to $1.9 billion at June 30, 2013. At December 31, 2013, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
The increase in cash and equivalents during the six months ended December 31, 2013 was driven by net cash provided by operating activities of $988 million, offset by dividends of $208 million.
Net cash provided by operating activities of $988 million includes the impact of the expiration of our pharmaceutical distribution contract with Walgreens, which resulted in a significant net working capital decrease. Net cash provided by operating activities was also impacted by other changes in working capital, including the timing of inventory purchases.
We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO”) to evaluate our working capital performance.

	December 31
	2013	2012
Days sales outstanding	19.7	22.0
Days inventory on hand (1)	29.7	27.0
Days payable outstanding (1)	39.3	37.8

(1)	Chargeback billings, which are used in the above calculations, were $4.8 billion and $4.1 billion for the three months ended December 31, 2013 and 2012, respectively.
Changes in working capital can vary significantly depending on factors such as customer payments of accounts receivable, the timing of inventory purchases and payments to vendors in the regular course of business.
The changes in DSO and DPO are primarily a result of the expiration of our pharmaceutical distribution contract with Walgreens. DIOH increased primarily as a result of the expiration of our pharmaceutical distribution contract with Walgreens and the timing of inventory purchases.
The cash and equivalents balance at December 31, 2013 included $446 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
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

We had no outstanding balance under the committed receivables sales facility program and no outstanding borrowings from the commercial paper program at December 31, 2013. We also had no outstanding balance under the revolving credit facility at December 31, 2013, except for $42 million of standby letters of credit. Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of December 31, 2013, we were in compliance with these financial covenants.
Capital Expenditures
Capital expenditures were $90 million and $62 million during the six months ended December 31, 2013 and 2012, respectively.
Dividends
On November 6, 2013, our Board of Directors approved the quarterly dividend of $0.3025 per share, or $1.21 on an annualized basis, which was paid on January 15, 2014 to shareholders of record on January 2, 2014.
On February 5, 2014, our Board of Directors approved our 118th consecutive regular quarterly dividend, payable to shareholders of record on April 1, 2014.
Share Repurchases
During the six months ended December 31, 2013, we repurchased $50 million of our common shares. We funded the repurchases with cash on hand.
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program, which expires on December 31, 2016. At December 31, 2013, we had $1.35 billion remaining under our current repurchase authorization, of which $350 million expires on August 31, 2015 and the remainder expires on December 31, 2016.
Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at December 31, 2013.
Contractual Obligations
Other than our agreement with CVS to form the Sourcing JV, there has been no material change in our outstanding contractual obligations since the end of fiscal 2013 through December 31, 2013.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Critical Accounting Policies and Sensitive Accounting Estimates
Refer to the Critical Accounting Policies and Sensitive Accounting Estimates section of "Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. There have been no material changes to our critical accounting policies and sensitive accounting estimates since the end of fiscal 2013 through December 31, 2013.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risks since the end of fiscal 2013 through December 31, 2013 from those reported in our 2013 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.
In June 2012, Henry Stanley, Jr., a purported shareholder, filed a derivative action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio (the "federal action") against the current and certain former members of our Board of Directors. A similar action was filed by Daniel Himmel, a purported shareholder, in the Common Pleas Court of Delaware County, Ohio (the "state action") against the current and certain former members of our Board of Directors and certain of our officers. The complaints alleged that the defendants breached their fiduciary duties in connection with the U.S. Drug Enforcement Administration's suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances in February 2012, and the suspension and reinstatement of such registrations at three of our facilities in 2007 and 2008. The state action also made claims based on corporate waste and unjust enrichment. The complaints sought, among other things, unspecified money damages from the defendants and an award of attorney's fees. In October 2012, the U.S. District Court dismissed the federal action with prejudice, and in August 2013, the U.S. Court of Appeals affirmed the decision. In July 2013, the Common Pleas Court dismissed the state action, and in October 2013, the plaintiff voluntarily dismissed an appeal of the court's decision with prejudice. In September 2013, the plaintiff in the federal action made demand on our Board of Directors to take action against current and certain former members of our Board of Directors to recover damages based on the allegations made in the federal action. A special committee of independent directors investigated the allegations made in the demand. After receiving and evaluating the special committee's findings and recommendations, our Board of Directors determined in February 2014 that pursuing the claims set forth in the shareholder demand was not in the best interest of the company.
Item 1A: Risk Factors
You should carefully consider the risk factor below and other information in this Form 10-Q and the risk factors discussed in "Part I, Item 1A: Risk Factors" and other risks discussed in our 2013 Form 10-K and our filings with the SEC since June 30, 2013. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
The anticipated benefits of our generic sourcing joint venture with CVS may not be realized.
In December 2013, we and CVS signed an agreement to form the Sourcing JV and we agreed to pay CVS $25 million per quarter over 10 years. If we are unable to successfully and timely implement the Sourcing JV or if we do not realize the expected benefits from the Sourcing JV, our results of operations and financial condition could be adversely affected.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our common shares during the three months ended December 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
October 1 – 31, 2013	470	$54.44	—	$1,350
November 1 – 30, 2013	5,430	64.47	—	1,350
December 1 – 31, 2013	254	66.68	—	1,350
Total	6,154	$63.80	—	$1,350

(1)
Includes 470, 287 and 254 common shares purchased in October, November and December 2013, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan and 5,143 common shares tendered in November 2013 by equity compensation plan participants to satisfy tax withholding and pay the exercise price upon exercise of outstanding stock options.

(2)
On August 8, 2012, our Board of Directors approved a $750 million share repurchase program, which expires on August 31, 2015. On October 29, 2013, our Board of Directors approved an additional $1.0 billion share repurchase program, which expires on December 31, 2016. During the three months ended December 31, 2013, we did not repurchase any of our common shares under these programs.

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
10.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, the LC Banks party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.2
Fifth Amended and Restated Performance Guaranty, dated as of November 1, 2013, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

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

Cardinal Health, Inc.

Date:	February 6, 2014	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer