Form 10-Q
period 2014-03-31
CARDINAL HEALTH INC
filed 2014-05-06
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of the registrant’s common shares, without par value, outstanding as of April 30, 2014, was the following: 340,201,299.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

a
Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(in millions, except per common share amounts)	2014	2013	2014	2013
Revenue	$21,427	$24,552	$68,190	$75,673
Cost of products sold	20,130	23,261	64,285	72,000
Gross margin	1,297	1,291	3,905	3,673

Operating expenses:
Distribution, selling, general and administrative expenses	736	712	2,233	2,099
Restructuring and employee severance	5	33	25	39
Amortization and other acquisition-related costs	56	53	160	106
Impairments and loss on disposal of assets	—	21	10	27
Litigation (recoveries)/charges, net	(8)	(3)	(21)	(37)
Operating earnings	508	475	1,498	1,439

Other income, net	(33)	(6)	(43)	(17)
Interest expense, net	34	34	100	87
Earnings before income taxes and discontinued operations	507	447	1,441	1,369

Provision for income taxes	192	101	512	448
Earnings from continuing operations	315	346	929	921

Earnings/(loss) from discontinued operations, net of tax	—	(1)	3	(1)
Net earnings	$315	$345	$932	$920

Basic earnings per common share:
Continuing operations	$0.92	$1.01	$2.72	$2.70
Discontinued operations	—	—	0.01	—
Net basic earnings per common share	$0.92	$1.01	$2.73	$2.70

Diluted earnings/(loss) per common share:
Continuing operations	$0.91	$1.00	$2.69	$2.68
Discontinued operations	—	—	0.01	(0.01)
Net diluted earnings per common share	$0.91	$1.00	$2.70	$2.67

Weighted-average number of common shares outstanding:
Basic	342	341	341	341
Diluted	347	345	346	344

Cash dividends declared per common share	$0.3025	$0.2750	$0.9075	$0.7875
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(in millions)	2014	2013	2014	2013
Net earnings	$315	$345	$932	$920

Other comprehensive income/(loss):
Net change in foreign currency translation adjustments	(24)	(24)	4	12
Net unrealized gain/(loss) on derivative instruments, net of tax	(5)	6	(2)	7
Total other comprehensive income/(loss), net of tax	(29)	(18)	2	19
Total comprehensive income	$286	$327	$934	$939
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	March 31, 2014	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,041	$1,901
Trade receivables, net	4,812	6,304
Inventories, net	8,030	8,373
Prepaid expenses and other	1,053	1,192
Total current assets	16,936	17,770

Property and equipment, net	1,404	1,489
Goodwill and other intangibles, net	5,593	5,574
Other assets	768	986
Total assets	$24,701	$25,819

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,919	$12,295
Current portion of long-term obligations and other short-term borrowings	241	168
Other accrued liabilities	1,987	2,127
Total current liabilities	13,147	14,590

Long-term obligations, less current portion	3,679	3,686
Deferred income taxes and other liabilities	1,343	1,568

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at March 31, 2014 and June 30, 2013	2,959	2,953
Retained earnings	4,657	4,038
Common shares in treasury, at cost: 23 million shares and 25 million shares at March 31, 2014 and June 30, 2013, respectively	(1,154)	(1,084)
Accumulated other comprehensive income	70	68
Total shareholders’ equity	6,532	5,975
Total liabilities and shareholders’ equity	$24,701	$25,819
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31
(in millions)	2014	2013
Cash flows from operating activities:
Net earnings	$932	$920
(Earnings)/loss from discontinued operations, net of tax	(3)	1
Earnings from continuing operations	929	921

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	344	275
Gain on sale of investments	(32)	—
Impairments and loss on disposal of assets	10	27
Share-based compensation	72	68
Provision for bad debts	31	18
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	1,473	81
Decrease/(increase) in inventories	350	(343)
Increase/(decrease) in accounts payable	(1,392)	214
Other accrued liabilities and operating items, net	23	166
Net cash provided by operating activities	1,808	1,427

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(168)	(2,219)
Additions to property and equipment	(138)	(103)
Purchase of other investments	(27)	(6)
Proceeds from sale of other investments	47	—
Proceeds from maturities of held-to-maturity securities	—	71
Net cash used in investing activities	(286)	(2,257)

Cash flows from financing activities:
Net change in short-term borrowings	65	(11)
Reduction of long-term obligations	(1)	(6)
Proceeds from long-term obligations, net of issuance costs	—	1,286
Net proceeds from issuance of common shares	219	63
Tax proceeds/(disbursements) from share-based compensation	36	(13)
Dividends on common shares	(312)	(258)
Purchase of treasury shares	(389)	(200)
Net cash provided by/(used in) financing activities	(382)	861

Net increase in cash and equivalents	1,140	31
Cash and equivalents at beginning of period	1,901	2,274
Cash and equivalents at end of period	$3,041	$2,305
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
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
These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the "2013 Form 10-K"). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
Walgreens Contract
Our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") expired on August 31, 2013. Sales to Walgreens generated approximately 20 percent of our consolidated revenue for fiscal 2013.
CVS Joint Venture
In December 2013, we announced an agreement with CVS Caremark Corporation (“CVS”) to form Red Oak Sourcing, LLC, a U.S.-based generic sourcing entity (“Sourcing JV”). Both companies are contributing their sourcing and supply chain expertise to the 50/50 joint venture and are committing to source generic pharmaceuticals through it. The Sourcing JV, which we expect to be operational as soon as July 1, 2014, will have an initial term of 10 years. Under this arrangement, the Sourcing JV will negotiate generic supply contracts on behalf of both companies; however, it will not own products or hold inventory on behalf of either company. The arrangement includes a quarterly payment of $25 million over the term that we will pay to CVS. No physical assets will be contributed by either company to the Sourcing JV, and minimal funding will be provided to capitalize the entity. The venture is subject to the completion of final documentation and customary closing conditions.

Sale of Investments
During the three months ended March 31, 2014, we sold our minority equity interests in two investments for proceeds of $47 million, which resulted in a pre-tax gain of $32 million included in other income, net in the condensed consolidated statements of earnings.
Recent Financial Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to the criteria for determining which disposals can be presented as discontinued operations and the related disclosure requirements. This amendment will be effective for us in the first quarter of fiscal 2016, with early adoption permitted. We will adopt this guidance on a prospective basis, and we do not expect the adoption to impact our financial position or results of operations.
In February 2013, the FASB issued amended accounting guidance related to reclassifications out of accumulated other comprehensive income ("AOCI"). An entity is required to present, either parenthetically on the face of the statement where net income is presented or in the notes, the significant amounts, by component, reclassified out of AOCI by the respective line items of net income and to report changes in its AOCI balances by component. We adopted this amended guidance on a prospective basis in the first quarter of fiscal 2014 and have elected to report reclassifications out of AOCI in Note 10 in this Form 10-Q. The adoption of this guidance did not impact our financial position or results of operations.
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
2. Acquisitions
While we have completed acquisitions during the nine months ended March 31, 2014, the pro forma results of operations and the results of operations for acquisitions since the acquisition dates have not been separately disclosed because the effects were not significant enough compared to the consolidated financial statements, individually or in the aggregate.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for AssuraMed:

(in millions)	Amount
Identifiable intangible assets	$627
Cash and equivalents	25
Trade receivables	103
Inventories	69
Prepaid expenses and other	102
Property and equipment	40
Accounts payable	(71)
Other accrued liabilities	(24)
Deferred income taxes and other liabilities	(180)
Total identifiable net assets acquired	691
Goodwill	1,404
Total net assets acquired	$2,095
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs related to our restructuring activities:

	Three Months Ended March 31
(in millions)	2014	2013
Employee-related costs (1)	$2	$29
Facility exit and other costs (2)	3	4
Total restructuring and employee severance	$5	$33

	Nine Months Ended March 31
(in millions)	2014	2013
Employee-related costs (1)	$10	$34
Facility exit and other costs (2)	15	5
Total restructuring and employee severance	$25	$39

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, among other things, we have moved production of procedure kits from our facility in Waukegan, Illinois to other facilities, and we are selling property and consolidating office space in Waukegan, Illinois. We recognized restructuring costs of $1 million and $13 million related to this restructuring plan during the three and nine months ended March 31, 2014, respectively, which primarily consisted of facility exit and other costs. We recognized restructuring costs of $29 million related to this restructuring plan during both the three and nine months ended March 31, 2013, which consisted of both employee-related costs and facility exit and other costs.
We currently estimate the total costs associated with this restructuring plan to be approximately $77 million on a pre-tax basis, of which $51 million was recognized in fiscal 2013 and $21 million was recognized during the nine months ended March 31, 2014, including the loss to write down the property in Waukegan, Illinois as discussed in Note 4. The estimated $5 million remaining costs to be recognized primarily through the end of fiscal 2014 consist of facility exit and other costs.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2013	$55	$2	$57
Additions	17	1	18
Payments and other adjustments	(42)	(2)	(44)
Balance at March 31, 2014	$30	$1	$31
4. Impairments and Loss on Disposal of Assets
In connection with our Medical segment restructuring plan discussed in Note 3, the property in Waukegan, Illinois meets the criteria for classification as held for sale. As a result, during the three months ended December 31, 2013, we recognized an $8 million loss to write down this property to the estimated fair value, less costs to sell, of $24 million, which is included in prepaid expenses and other in the condensed consolidated balance sheets. The fair value was estimated using inputs such as broker listings and sales agreements and thus represents a Level 2 nonrecurring fair value measurement.
During the three months ended March 31, 2013, we recognized an $11 million loss to write down our gamma sterilization assets in El Paso, Texas and an $8 million loss to write down commercial software under development.
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2013	$2,094	$2,507	$4,601
Goodwill acquired, net of purchase price adjustments	52	39	91
Foreign currency translation adjustments and other	(2)	(8)	(10)
Balance at March 31, 2014	$2,144	$2,538	$4,682
Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at:

	March 31, 2014
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	1,040	349	691
Trademarks, trade names and patents	211	64	147
Non-compete agreements	17	11	6
Other	114	58	56
Total definite-life intangibles	1,382	482	900
Total other intangible assets	$1,393	$482	$911

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

	June 30, 2013
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	982	230	752
Trademarks, trade names and patents	209	49	160
Non-compete agreements	15	10	5
Other	101	56	45
Total definite-life intangibles	1,307	345	962
Total other intangible assets	$1,318	$345	$973
Total amortization of intangible assets was $46 million and $28 million for the three months ended March 31, 2014 and 2013, respectively, and $138 million and $72 million for the nine months ended March 31, 2014 and 2013, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2014 through 2018 is as follows: $46 million, $159 million, $144 million, $132 million and $97 million.
6. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates and discrete items.
During the three months ended March 31, 2014, the effective tax rate of 38.0 percent was impacted by net unfavorable discrete items of $5 million, which increased the rate by 1.0 percentage point. The discrete items include the unfavorable impact of remeasurement of unrecognized tax benefits ($5 million).
During the nine months ended March 31, 2014, the effective tax rate of 35.5 percent was impacted by net favorable discrete items of $18 million, which reduced the rate by 1.2 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($67 million) and release of valuation allowance ($12 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($61 million).
During the three and nine months ended March 31, 2013, the effective tax rates of 22.7 percent and 32.7 percent were impacted by net favorable discrete items of $57 million and $51 million, which decreased the rates by 12.7 and 3.7 percentage points, respectively. The discrete items for the three and nine months ended March 31, 2013 include the favorable impact of revaluation of the deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax authorities ($64 million), partially offset by unfavorable amounts related to remeasuring unrecognized tax benefits.
We had $539 million and $650 million of unrecognized tax benefits at March 31, 2014 and June 30, 2013, respectively. The March 31, 2014 and June 30, 2013 balances include $348 million and $371 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At March 31, 2014 and June 30, 2013 we had $147 million and $198 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of approximately zero to $90 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We are subject to audit by the IRS for fiscal years 2006 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. state and foreign jurisdictions for fiscal years 2003 through the current fiscal year.
During the nine months ended March 31, 2014, the IRS closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2010, and our transfer pricing arrangements continue to be under consideration as part of these audits. While the IRS has made and could make proposed adjustments to our transfer pricing arrangements, or other matters, we are defending our reported tax positions, and have accounted for the unrecognized tax benefits associated with our tax positions.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), under which CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $203 million and $186 million at March 31, 2014 and June 30, 2013, respectively, and is included in other assets in the condensed consolidated balance sheets.
7. Contingent Liabilities and Litigation
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters incidental to our business, including governmental investigations and enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, government contract compliance matters, disputes regarding environmental clean-up costs, claims in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters.
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
Lakeland, Florida Distribution Center DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action, but did not foreclose the possibility of the U.S. Department of Justice (the “DOJ”) seeking civil fines for conduct covered by the settlement agreement. In that regard, we are providing information to and engaging in discussions with the DEA and the DOJ.
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
Antitrust Litigation Proceeds
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $9 million and $3 million during the three months ended March 31, 2014 and 2013, respectively, and $24 million and $37 million during the nine months ended March 31, 2014 and 2013, respectively.
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

Level 1 -	Observable prices in active markets for identical assets and liabilities.

Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following tables present the fair values for those assets measured on a recurring basis at:

	March 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$1,092	$—	$—	$1,092
Forward contracts (2)	—	15	—	15
Other investments (3)	101	—	—	101
Total	$1,193	$15	$—	$1,208

	June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$348	$—	$—	$348
Forward contracts (2)	—	12	—	12
Other investments (3)	89	—	—	89
Total	$437	$12	$—	$449

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
During the nine months ended March 31, 2014, we entered into pay-floating interest rate swaps with total notional amounts of $300 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheets at March 31, 2014.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at March 31, 2014 and June 30, 2013 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2014	June 30, 2013
Estimated fair value	$4,032	$3,899
Carrying amount	3,920	3,854
The estimated fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement. See Note 8 for further information regarding fair value measurements.
Other Financing Arrangements
On October 15, 2013, we reduced our committed receivables sales facility program from $950 million to $700 million in light of the Walgreens contract expiration. Our committed receivables sales facility program is available to us through Cardinal Health Funding, LLC ("CHF"), which was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells the receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
10. Shareholders' Equity
During the nine months ended March 31, 2014, we repurchased 5.7 million common shares having an aggregate cost of $389 million. The average price paid per common share was $67.66.
During the nine months ended March 31, 2013, we repurchased 4.9 million common shares having an aggregate cost of $200 million. The average price paid per common share was $40.63.
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Income
The following table summarizes the changes in the balance of AOCI by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Income
Balance at June 30, 2013	$54	$14	$68

Other comprehensive income/(loss), net of tax before reclassifications	4	—	4
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive income/(loss), net of tax	4	(2)	2
Balance at March 31, 2014	$58	$12	$70
11. Earnings Per Share
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share:

	Three Months Ended March 31
(in millions)	2014	2013
Weighted-average common shares–basic	342	341

Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	5	4
Weighted-average common shares–diluted	347	345

	Nine Months Ended March 31
(in millions)	2014	2013
Weighted-average common shares–basic	341	341

Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	5	3
Weighted-average common shares–diluted	346	344
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were zero and 7 million for the three months ended March 31, 2014 and 2013, respectively, and zero and 10 million for the nine months ended March 31, 2014 and 2013, respectively.
12. Segment Information

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
The following tables present revenue for each reportable segment and Corporate:

	Three Months Ended March 31
(in millions)	2014	2013
Pharmaceutical (1)	$18,762	$22,070
Medical	2,657	2,484
Total segment revenue	21,419	24,554
Corporate (2)	8	(2)
Total revenue	$21,427	$24,552

	Nine Months Ended March 31
(in millions)	2014	2013
Pharmaceutical (1)	$60,018	$68,314
Medical	8,168	7,363
Total segment revenue	68,186	75,677
Corporate (2)	4	(4)
Total revenue	$68,190	$75,673

(1)	The decrease in Pharmaceutical segment revenue is primarily due to the Walgreens contract expiration.

(2)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
Restructuring and employee severance, amortization and other acquisition-related costs, impairments and loss on disposal of assets and litigation (recoveries)/charges, net are not allocated to the segments. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $7 million for both the three months ended March 31, 2014 and 2013 and $17 million and $14 million for the nine months ended March 31, 2014 and 2013, respectively.

The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended March 31
(in millions)	2014	2013
Pharmaceutical	$452	$498
Medical	111	100
Total segment profit	563	598
Corporate	(55)	(123)
Total operating earnings	$508	$475

	Nine Months Ended March 31
(in millions)	2014	2013
Pharmaceutical	$1,368	$1,339
Medical	348	268
Total segment profit	1,716	1,607
Corporate	(218)	(168)
Total operating earnings	$1,498	$1,439
The following table presents total assets for each reportable segment and Corporate:

(in millions)	March 31, 2014	June 30, 2013
Pharmaceutical (1)	$14,447	$16,258
Medical	6,376	6,521
Corporate	3,878	3,040
Total assets	$24,701	$25,819

(1)	The decrease in Pharmaceutical segment assets is primarily due to the Walgreens contract expiration.
13. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. The following tables provide total share-based compensation expense by type of award:

	Three Months Ended March 31
(in millions)	2014	2013
Restricted share unit expense	$15	$15
Employee stock option expense	6	5
Performance share unit expense	3	2
Total share-based compensation	$24	$22

	Nine Months Ended March 31
(in millions)	2014	2013
Restricted share unit expense	$46	$44
Employee stock option expense	16	17
Performance share unit expense	10	7
Total share-based compensation	$72	$68
The total tax benefit related to share-based compensation was $8 million for both the three months ended March 31, 2014 and 2013 and $25 million for both the nine months ended March 31, 2014 and 2013.
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
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2013	15	$36.97
Granted	2	51.77
Exercised	(7)	38.45
Canceled and forfeited	—	—
Outstanding at March 31, 2014	10	$39.04
Exercisable at March 31, 2014	6	$33.55
At March 31, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $29 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional data related to stock option activity at:

(in millions, except contractual lives)	March 31, 2014	June 30, 2013
Aggregate intrinsic value of outstanding options at period end	$308	$156
Aggregate intrinsic value of exercisable options at period end	$202	$113
Weighted-average remaining contractual life of outstanding options (in years)	6	4
Weighted-average remaining contractual life of exercisable options (in years)	4	3
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
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	3	$38.74
Granted	1	52.21
Vested	(1)	37.48
Canceled and forfeited	—	—
Nonvested at March 31, 2014	3	$45.42
At March 31, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $89 million, which is expected to be recognized over a weighted-average period of two years.
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
During the nine months ended March 31, 2014, 274 thousand performance share units were granted at target at a weighted-average fair value per share of $51.49. Also during the nine months ended March 31, 2014, 157 thousand performance share units with an initial two-year performance period and a weighted-average grant date fair value per share of $41.60 vested based on achievement of 143 percent of the target performance goal. At March 31, 2014, there were 864 thousand nonvested performance share units with a weighted-average grant date fair value per share of $44.39.
At March 31, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $18 million, which is expected to be recognized over a weighted-average period of two years.
14. Subsequent Events
On April 2, 2014, we announced an agreement to acquire Access Closure, Inc. ("AccessClosure") for $320 million in an all-cash transaction. The acquisition of AccessClosure, a manufacturer and distributor of extravascular closure devices, will expand our portfolio of physician preference items. We expect the transaction to close in May 2014, subject to customary closing conditions and regulatory clearances.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at March 31, 2014 and June 30, 2013, and for our condensed consolidated statements of earnings for the three and nine months ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K.
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
Revenue for the three and nine months ended March 31, 2014 was $21.4 billion and $68.2 billion, a 13 percent and 10 percent decrease, respectively, from the prior-year periods largely due to the previously disclosed expiration of our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") on August 31, 2013. Gross margin of $1.3 billion for the three months ended March 31, 2014 was flat compared to the prior-year period and increased 6 percent to $3.9 billion for the nine months ended March 31, 2014, reflecting the positive impact of acquisitions, strong performance from generic programs, and the offsetting impact of the Walgreens contract expiration.
Operating earnings increased 7 percent to $508 million and 4 percent to $1.5 billion for the three and nine months ended March 31, 2014, respectively. Operating earnings during the three months ended March 31, 2013 were impacted by $29 million of restructuring costs recognized in connection with a restructuring plan within our Medical segment.
Earnings from continuing operations were down 9 percent to $315 million and up 1 percent to $929 million for the three and nine months ended March 31, 2014, respectively. Both current-year periods benefited from a pre-tax gain of $32 million on the sale of our minority equity interests in two investments. A $64 million revaluation of a deferred tax liability benefited both prior-year periods.
Our cash and equivalents balance was $3.0 billion at March 31, 2014, compared to $1.9 billion at June 30, 2013. The increase in cash and equivalents during the nine months ended March 31, 2014 was driven by net cash provided by operating activities of $1.8 billion, which includes the decrease in our net working capital associated with the Walgreens contract expiration, partially offset by share repurchases of $389 million and dividends of $312 million. We plan to continue to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to enhance shareholder value.
Walgreens Contract
The Walgreens contract expiration unfavorably impacted period-over-period comparisons of revenue and operating earnings during the three and nine months ended March 31, 2014. We expect the contract expiration to have an adverse impact on our period-over-period comparisons of revenue and operating earnings during the remainder of fiscal 2014 and the first quarter of fiscal 2015.
CVS Joint Venture
In December 2013, we announced an agreement with CVS Caremark Corporation (“CVS”) to form Red Oak Sourcing, LLC, a U.S.-based generic sourcing entity ("Sourcing JV"). Both companies are contributing their sourcing and supply chain expertise to the 50/50 joint venture and are committing to source generic pharmaceuticals through it. The Sourcing JV, which we expect to be operational as soon as July 1, 2014, will have an initial term of 10 years. Under this arrangement, the Sourcing JV will negotiate generic supply contracts on behalf of both companies; however, it will not own products or hold inventory on behalf of either company. The arrangement includes a quarterly payment of $25 million over the term that we will pay to CVS. No physical assets will be contributed by either company to the Sourcing JV, and minimal funding will be provided to capitalize the entity. The venture is subject to the completion of final documentation and customary closing conditions.
Acquisitions
We did not complete any acquisitions that were significant, individually or in the aggregate, during the nine months ended March 31, 2014. In March 2013, we acquired AssuraMed, Inc. ("AssuraMed"), a provider of medical supplies to homecare providers and patients in the home. This acquisition increased revenue and operating earnings for the three and nine months ended March 31, 2014.
On April 2, 2014, we announced an agreement to acquire Access Closure, Inc. ("AccessClosure") for $320 million in an all-cash transaction. The acquisition of AccessClosure, a manufacturer and distributor of extravascular closure devices, will expand our portfolio of physician preference items. We expect the transaction to close in May 2014, subject to customary closing conditions and regulatory clearances.
Trends
While pharmaceutical price appreciation on some generic products positively impacted our margins during the nine months ended March 31, 2014, the magnitude and timing of future generic price appreciation is uncertain.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Results of Operations
Revenue

	Three Months Ended March 31
(in millions)	2014	2013	Change
Pharmaceutical	$18,762	$22,070	(15)%
Medical	2,657	2,484	7%
Total segment revenue	21,419	24,554	(13)%
Corporate	8	(2)	N.M.
Total revenue	$21,427	$24,552	(13)%

	Nine Months Ended March 31
(in millions)	2014	2013	Change
Pharmaceutical	$60,018	$68,314	(12)%
Medical	8,168	7,363	11%
Total segment revenue	68,186	75,677	(10)%
Corporate	4	(4)	N.M.
Total revenue	$68,190	$75,673	(10)%
Pharmaceutical Segment
Revenue for the three and nine months ended March 31, 2014 compared to the prior-year periods was negatively impacted by the Walgreens contract expiration ($4.9 billion and $11.9 billion, respectively). Revenue for the nine months ended March 31, 2014 was also negatively impacted by the expiration of our pharmaceutical distribution contract with Express Scripts, Inc. on September 30, 2012 ($2.0 billion). These decreases were partially offset by sales growth from new and existing pharmaceutical distribution customers during the three and nine months ended March 31, 2014 ($1.6 billion and $5.3 billion, respectively).
Medical Segment
Revenue for the three and nine months ended March 31, 2014 compared to the prior-year periods reflects the benefit of acquisitions ($208 million and $755 million, respectively).
Cost of Products Sold
As a result of the same factors affecting the change in revenue, cost of products sold decreased $3.1 billion (13 percent) and $7.7 billion (11 percent) compared to the prior-year periods. See the gross margin discussion below for additional drivers impacting cost of products sold.
Gross Margin

	Three Months Ended March 31
(in millions)	2014	2013	Change
Gross margin	$1,297	$1,291	—%

	Nine Months Ended March 31
(in millions)	2014	2013	Change
Gross margin	$3,905	$3,673	6%
Gross margin increased during the three and nine months ended March 31, 2014 compared to the prior-year periods ($6 million and $232 million, respectively). Acquisitions positively impacted gross margin ($57 million and $207 million, respectively).
Gross margin for the three months ended March 31, 2014 was unfavorably impacted by $40 million due to lower sales, which included the impact of the Walgreens contract expiration, partially offset by sales growth from new and existing customers. Gross margin for the nine months ended March 31, 2014 was positively impacted by $36 million due to sales growth, which included growth from new and existing customers, partially offset by the impact of the Walgreens contract expiration.
Excluding the impact of the Walgreens contract expiration, gross margin rate was flat during the three and nine months ended March 31, 2014. Margin rate benefited from strong performance from generic programs, including the impact of generic pharmaceutical price appreciation, and was adversely impacted by customer pricing changes.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31
(in millions)	2014	2013	Change
SG&A expenses	$736	$712	3%

	Nine Months Ended March 31
(in millions)	2014	2013	Change
SG&A expenses	$2,233	$2,099	6%
SG&A expenses increased during the three and nine months ended March 31, 2014 compared to the prior-year periods primarily due to acquisitions ($37 million and $113 million, respectively).
Segment Profit and Consolidated Operating Earnings

	Three Months Ended March 31
(in millions)	2014	2013	Change
Pharmaceutical	$452	$498	(9)%
Medical	111	100	11%
Total segment profit	563	598	(6)%
Corporate	(55)	(123)	N.M.
Total operating earnings	$508	$475	7%

	Nine Months Ended March 31
(in millions)	2014	2013	Change
Pharmaceutical	$1,368	$1,339	2%
Medical	348	268	30%
Total segment profit	1,716	1,607	7%
Corporate	(218)	(168)	N.M.
Total operating earnings	$1,498	$1,439	4%
Pharmaceutical Segment Profit
Pharmaceutical segment profit for the three months ended March 31, 2014 was unfavorably impacted by lower sales, which included the impact of the Walgreens contract expiration, partially offset by sales growth from new and existing customers. Pharmaceutical segment profit for the nine months ended March 31, 2014 was positively impacted by sales growth, which included growth from new and existing customers, partially offset by the impact of the Walgreens contract expiration.
Excluding the impact of the Walgreens contract expiration, the impact of gross margin rate on Pharmaceutical segment profit for the three and nine months ended March 31, 2014 was flat. Margin rate benefited from strong performance from generic programs, including the impact of generic pharmaceutical price appreciation, and was adversely impacted by customer pricing changes.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Medical Segment Profit
The principal driver for the increase in Medical segment profit during the three and nine months ended March 31, 2014 was the positive impact of acquisitions. Medical segment profit was also moderated by overall procedural volume softness and reductions in Presource kitting volumes.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended March 31
(in millions)	2014	2013
Restructuring and employee severance	$5	$33
Amortization and other acquisition-related costs	56	53
Impairments and loss on disposal of assets	—	21
Litigation (recoveries)/charges, net	(8)	(3)

	Nine Months Ended March 31
(in millions)	2014	2013
Restructuring and employee severance	$25	$39
Amortization and other acquisition-related costs	160	106
Impairments and loss on disposal of assets	10	27
Litigation (recoveries)/charges, net	(21)	(37)
Restructuring and Employee Severance
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, we have moved production of procedure kits from our facility in Waukegan, Illinois to other facilities, and we are selling property in Waukegan, Illinois. We recognized restructuring costs of $1 million and $13 million related to this plan during the three and nine months ended March 31, 2014, respectively, and restructuring costs of $29 million related to this plan during both the three and nine months ended March 31, 2013.
We estimate additional costs of $5 million to be recognized primarily through the end of fiscal 2014.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $46 million and $26 million for the three months ended March 31, 2014 and 2013, respectively, and $138 million and $69 million for the nine months ended March 31, 2014 and 2013, respectively. The increase in amortization during the three and nine months ended March 31, 2014 was primarily due to intangible assets from the acquisition of AssuraMed. We also recognized transaction costs associated with the purchase of AssuraMed of $18 million during the three and nine months ended March 31, 2013.
Impairments and Loss on Disposal of Assets
For the nine months ended March 31, 2014, impairments and loss on disposal of assets included an $8 million loss to write down property in Waukegan, Illinois in connection with our Medical segment restructuring plan. For the three months ended March 31, 2013, impairments and loss on disposal of assets included an $11 million loss to write down our gamma sterilization assets in El Paso, Texas and an $8 million loss to write down commercial software under development.

Litigation (Recoveries)/Charges, Net
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $9 million and $3 million during the three months ended March 31, 2014 and 2013, respectively, and $24 million and $37 million during the nine months ended March 31, 2014 and 2013, respectively.
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended March 31
(in millions)	2014	2013	Change
Other income, net	$(33)	$(6)	N.M.
Interest expense, net	34	34	—%

	Nine Months Ended March 31
(in millions)	2014	2013	Change
Other income, net	$(43)	$(17)	N.M.
Interest expense, net	100	87	15%
Other Income, Net
Other income, net for the three and nine months ended March 31, 2014 included a $32 million pre-tax gain related to the sale of our minority equity interests in two investments.
Interest Expense, Net
The increase in interest expense, net for the nine months ended March 31, 2014 compared to the prior-year period was primarily due to $1.3 billion of notes issued in connection with the AssuraMed acquisition during the third quarter of fiscal 2013.
Provision for Income Taxes
Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended March 31, 2014, the effective tax rate of 38.0 percent was impacted by net unfavorable discrete items of $5 million, which increased the rate by 1.0 percentage point. The discrete items include the unfavorable impact of remeasurement of unrecognized tax benefits ($5 million).
During the nine months ended March 31, 2014, the effective tax rate of 35.5 percent was impacted by net favorable discrete items of $18 million, which reduced the rate by 1.2 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($67 million) and release of valuation allowance ($12 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($61 million).
During the three and nine months ended March 31, 2013, the effective tax rates of 22.7 percent and 32.7 percent were impacted by net favorable discrete items of $57 million and $51 million, which decreased the rates by 12.7 and 3.7 percentage points, respectively. The discrete items for the three and nine months ended March 31, 2013 include the favorable impact of revaluation of the deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

authorities ($64 million), partially offset by unfavorable amounts related to remeasuring unrecognized tax benefits.
Ongoing Audits
During the nine months ended March 31, 2014, the U.S. Internal Revenue Service ("IRS") closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2010.
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
Cash and Equivalents
Our cash and equivalents balance was $3.0 billion at March 31, 2014, compared to $1.9 billion at June 30, 2013. At March 31, 2014, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
The increase in cash and equivalents during the nine months ended March 31, 2014 was driven by net cash provided by operating activities of $1.8 billion, partially offset by share repurchases of $389 million and dividends of $312 million. Net cash provided by operating activities of $1.8 billion included a significant net working capital decrease as a result of the Walgreens contract expiration.
We use days sales outstanding (“DSO”), days inventory on hand (“DIOH”) and days payable outstanding (“DPO”) to evaluate our working capital performance.

	March 31
	2014	2013
Days sales outstanding	20.2	23.5
Days inventory on hand (1)	28.7	27.5
Days payable outstanding (1)	39.0	39.8

(1)	Chargeback billings, which are used in the above calculations, were $5.1 billion and $4.0 billion for the three months ended March 31, 2014 and 2013, respectively.
Changes in working capital can vary significantly depending on factors such as customer payments of accounts receivable, the timing of inventory purchases and payments to vendors in the regular course of business.
The changes in DSO and DIOH are primarily a result of the Walgreens contract expiration. DPO decreased primarily due to the timing of payments to vendors, partially offset by the impact of the Walgreens contract expiration.
The cash and equivalents balance at March 31, 2014 included $482 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.

Credit Facilities and Commercial Paper
On October 15, 2013, we reduced our committed receivables sales facility program from $950 million to $700 million in light of the Walgreens contract expiration. In addition to our committed receivables sales facility program, our sources of liquidity include a $1.5 billion revolving credit facility and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility.
We had no outstanding balance under the committed receivables sales facility program or under the revolving credit facility at March 31, 2014, except for standby letters of credit of $41 million under the committed receivables sales facility program. We had no outstanding borrowings from the commercial paper program at March 31, 2014. Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of March 31, 2014, we were in compliance with these financial covenants.
Capital Expenditures
Capital expenditures were $138 million and $103 million during the nine months ended March 31, 2014 and 2013, respectively.
Dividends
On February 5, 2014, our Board of Directors approved the quarterly dividend of $0.3025 per share, or $1.21 on an annualized basis, which was paid on April 15, 2014 to shareholders of record on April 1, 2014.
Share Repurchases
During the nine months ended March 31, 2014, we repurchased $389 million of our common shares under our repurchase authorization which expires August 31, 2015. We funded the repurchases with cash on hand. At March 31, 2014, we had $11 million remaining under this repurchase authorization.
On October 29, 2013, our Board of Directors approved an additional $1.0 billion share repurchase program, which expires on December 31, 2016. At March 31, 2014, we had $1.0 billion remaining under this repurchase authorization.
Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at March 31, 2014.
Contractual Obligations
Other than our agreement with CVS to form the Sourcing JV, there has been no material change in our outstanding contractual obligations since the end of fiscal 2013 through March 31, 2014.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Critical Accounting Policies and Sensitive Accounting Estimates
Refer to the Critical Accounting Policies and Sensitive Accounting Estimates section of "Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. There have been no material changes to our critical accounting policies and sensitive accounting estimates since the end of fiscal 2013 through March 31, 2014.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risks since the end of fiscal 2013 through March 31, 2014 from those reported in our 2013 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.
In June 2012, Henry Stanley, Jr., a purported shareholder, filed a derivative action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against the current and certain former members of our Board of Directors. The complaint alleged that the defendants breached their fiduciary duties in connection with the U.S. Drug Enforcement Administration's suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances in February 2012, and the suspension and reinstatement of such registrations at three of our facilities in 2007 and 2008. The complaint sought, among other things, unspecified money damages from the defendants and an award of attorney's fees. In October 2012, the U.S. District Court dismissed the derivative action with prejudice, and in August 2013, the U.S. Court of Appeals affirmed the decision. In September 2013, the plaintiff in the derivative action made demand on our Board of Directors to take action against current and certain former members of our Board of Directors to recover damages based on the allegations made in the derivative action. A special committee of independent directors investigated the allegations made in the demand. After receiving and evaluating the special committee's findings and recommendations, our Board of Directors determined in February 2014 that pursuing the claims set forth in the demand was not in the best interest of the company.
Item 1A: Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Part I, Item 1A: Risk Factors" and other risks discussed in our 2013 Form 10-K and our filings with the SEC since June 30, 2013, including "Part II, Item 1A: Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our common shares during the three months ended March 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
January 1 – 31, 2014	153,429	$68.00	—	$1,350
February 1 – 28, 2014	2,612,267	70.49	2,612,032	1,166
March 1 – 31, 2014	2,164,050	71.40	2,163,862	1,011
Total	4,929,746	$70.81	4,775,894	$1,011

(1)
Includes 259, 235 and 188 common shares purchased in January, February and March 2014, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan and 153,170 common shares tendered in January 2014 to satisfy tax withholding and pay the exercise price upon exercise of outstanding employee stock options.

(2)
On August 8, 2012, our Board of Directors approved a $750 million share repurchase program, which expires on August 31, 2015. During the three months ended March 31, 2014, we repurchased $339 million of our common shares under this program. On October 29, 2013, our Board of Directors approved an additional $1.0 billion share repurchase program, which expires on December 31, 2016.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 6: Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on August 10, 2012, File No. 1-11373)
10.1	Amended and Restated Aircraft Time Sharing Agreement, effective February 5, 2014, between Cardinal Health, Inc. and George S. Barrett
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health, Inc.

Date:	May 6, 2014	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer