Form 10-K
period 2014-06-30
CARDINAL HEALTH INC
filed 2014-08-13
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2013, based on the closing price on December 31, 2013, was $22,846,077,361.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2014, was the following: 336,654,178.
Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Part I

Item 1: Business
General
Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, “we,” “our,” “us” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We also provide medical products to patients in the home.
Our fiscal year ends on June 30. References to fiscal 2014, 2013 and 2012 are to the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Except as otherwise specified, information in this Form 10-K is provided as of June 30, 2014.
We report our financial results in two segments: Pharmaceutical and Medical.
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

•	maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our customers;

•	renders services to pharmaceutical manufacturers including distribution, inventory management, data reporting, new product launch support, and contract pricing and chargeback administration;

•	provides pharmacy services to hospitals and other healthcare facilities; and

•	franchises retail pharmacies under the Medicine Shoppe® and Medicap® brands;

•
operates nuclear pharmacies and cyclotron facilities through its Nuclear Pharmacy Services division that manufacture, prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and physician offices; and

•
distributes specialty pharmaceutical products, provides services to pharmaceutical manufacturers, third-party payors and healthcare providers supporting the development, marketing, distribution and payment for specialty pharmaceutical products, and operates specialty pharmacies through its Specialty Solutions division.

In China, the Pharmaceutical segment distributes branded, generic and specialty pharmaceutical, over-the-counter healthcare and consumer products as well as provides logistics, marketing and other services and operates direct-to-patient specialty pharmacies through Cardinal Health China.
Pharmaceutical Distribution
Our Pharmaceutical Distribution division generates gross margin when the aggregate selling price to our customers exceeds the aggregate cost of products sold. Gross margin includes margin from our generic pharmaceutical programs, margin from branded pharmaceutical distribution agreements and cash discounts. Margin from our generic pharmaceutical programs includes price discounts and rebates and may include price appreciation on some products. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a generic product because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time. Margin from branded pharmaceutical distribution agreements refers primarily to fees we receive for rendering a range of distribution and related services to manufacturers and also includes benefits from pharmaceutical price appreciation.
Joint Venture With CVS Caremark
In July 2014, we established Red Oak Sourcing, LLC (“Red Oak Sourcing”), a U.S.-based generic pharmaceutical sourcing entity with CVS Caremark Corporation (“CVS”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 joint venture and have committed to source generic pharmaceuticals through arrangements negotiated by it. Red Oak Sourcing will negotiate generic pharmaceutical supply contracts on behalf of both companies, but will not own products or hold inventory on behalf of either company. We are required to pay 39 quarterly payments of $25.6 million to CVS commencing in October 2014 and, only if certain milestones are achieved, to pay additional predetermined amounts to CVS beginning in fiscal 2016. The fixed payments of $25.6 million will be expensed evenly commencing with the ramp-up of the venture, which we expect to begin by the end of the first quarter of fiscal 2015. No physical assets were contributed by either company to Red Oak Sourcing, and minimal funding has been provided to capitalize the entity.
Specialty Pharmaceutical Products and Services
We refer to products and services offered by our Specialty Solutions division as “specialty pharmaceutical products and services.” The Specialty Solutions division distributes oncology, rheumatology, urology and other pharmaceutical products ("specialty pharmaceutical products") and human-derived plasma products to hospitals, physician offices and other healthcare providers; provides consulting, patient support, logistics and other services to pharmaceutical manufacturers, third-party payors and healthcare providers primarily supporting the development, marketing, distribution and payment for specialty pharmaceutical products; and operates specialty

Table of Contents	Cardinal Health, Inc. and Subsidiaries

pharmacies. Our use of the terminology "specialty pharmaceutical products and services" may not be comparable to the use of that terminology by other industry participants.
Pharmaceutical Segment Financial Statements
See Note 15 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2014, 2013 and 2012.
Medical Segment
The Medical segment distributes a broad range of medical, surgical and laboratory products to hospitals, ambulatory surgery centers, clinical laboratories, physician offices and other healthcare providers in the United States, Canada and China and to patients in the home in the United States through our Cardinal Health at Home division ("Home division"), which was formerly known as our AssuraMed division. This segment also manufactures, sources and develops its own line of private brand medical and surgical products. Manufactured products include: single-use surgical drapes, gowns and apparel; exam and surgical gloves; and fluid suction and collection systems. The segment began to manufacture extravascular closure devices after the acquisition of Access Closure, Inc. ("AccessClosure") in May 2014. We expect to expand the segment's product offering for orthopedic, cardiovascular and other procedures. This segment also assembles and offers sterile and non-sterile procedure kits. Our manufactured products are sold directly or through third-party distributors in the United States, Canada, Europe and other regions internationally. In addition, the segment provides supply chain services, including spend management, distribution management and inventory management services, to healthcare providers.
Medical Segment Financial Statements
See Note 15 of the “Notes to Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2014, 2013 and 2012.

Acquisitions and Divestitures
In the past five fiscal years, we completed the following four larger acquisitions:

Date	Company	Location	Line of Business	Acquisition Price (in millions)
03/13	AssuraMed, Inc.	Twinsburg, OH	Medical product distribution	$2,070
12/10	Kinray, Inc.	Whitestone, NY	Pharmaceutical product distribution	$1,336
11/10	Cardinal Health China	Shanghai, China	Pharmaceutical and medical product distribution	$458	(1)
07/10	Healthcare Solutions Holding, LLC	Ellicott City, MD	Specialty pharmaceutical services	$520	(2)

(1)	Includes the assumption of approximately $57 million in debt.

(2)
Includes $506 million in cash paid on the acquisition date and $14 million paid in fiscal 2012 and 2013 in connection with a contingent consideration obligation. The contingent consideration obligation had an acquisition date fair value of $92 million.

In addition, we completed several smaller acquisitions during the last five fiscal years, including AccessClosure, a manufacturer and distributor of extravascular closure devices in the United States, in fiscal 2014 and Futuremed Healthcare Products Corporation, a Canadian medical product distributor, in fiscal 2012.
During the past five fiscal years, we also completed several divestitures, including selling our United Kingdom-based Martindale injectable manufacturing business in fiscal 2010. In addition, effective August 31, 2009, we separated our clinical and medical products businesses (the "CareFusion Spin-Off") through a distribution to our shareholders of 81 percent of the then outstanding common stock of CareFusion Corporation ("CareFusion"). During fiscal 2010 and 2011, we disposed of the remaining shares of CareFusion common stock.
Customers
Our largest customer, CVS, accounted for 28 percent of our fiscal 2014 revenue. In the aggregate, our five largest customers, including CVS, accounted for 42 percent of our fiscal 2014 revenue. Our pharmaceutical distribution contract with Walgreen Co. ("Walgreens"), which was our second largest customer in fiscal 2013 and our third largest in fiscal 2014, expired in August 2013. Walgreens accounted for 4 percent of our fiscal 2014 revenue.
In addition, we have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with Novation, LLC and Premier Purchasing Partners, L.P. Sales to members of these two GPOs, under numerous contracts across all of our

Table of Contents	Cardinal Health, Inc. and Subsidiaries

businesses, collectively accounted for 17 percent of our revenue in fiscal 2014.
Suppliers
We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 24 percent of our revenue during fiscal 2014, but no single supplier’s products accounted for more than 6 percent of revenue. Overall, we believe our relationships with our suppliers are good.
The Pharmaceutical Distribution division is a party to distribution service agreements with pharmaceutical manufacturers. These agreements have terms ranging from one year to five years. Most provide for an automatic renewal feature of one year. Some agreements allow either party and in some instances only the manufacturer to terminate the agreement without cause subject to a defined notice period.
Competition
We operate in a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. We also operate in a highly competitive environment in the development, manufacturing and distribution of medical and surgical products. We compete on many levels, including service offerings, support services, breadth of product lines and price.
In the Pharmaceutical segment, we compete with wholesale distributors with national reach (including McKesson Corporation and AmerisourceBergen Corporation), regional wholesale distributors, self-warehousing chains, specialty distributors, third-party logistics companies, companies that provide services supporting the development, marketing, distribution and payment for specialty pharmaceutical products and nuclear pharmacies, among others. In addition, the Pharmaceutical segment has experienced competition from a number of organizations offering generic pharmaceuticals, including telemarketers. We also compete with manufacturers that sell all or part of their product offerings directly.
In the Medical segment, we compete with many different national medical product distributors, including Owens & Minor, Inc., McKesson Corporation and Medline Industries, Inc. We also compete with regional medical product distributors and companies that distribute medical products to patients in the home as well as third-party logistics companies. In addition, we compete with manufacturers that sell all or part of their product offerings directly. Competitors of the Medical segment’s manufacturing and procedural kit businesses include diversified healthcare companies as well as companies that are more focused on specific product categories.
Employees
At June 30, 2014, we had approximately 23,900 employees in the United States and approximately 10,100 employees outside of the United States. Overall, we consider our employee relations to be good.

Intellectual Property
We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions, and technical measures to protect our products, services and intangible assets. We hold patents relating to some medical and surgical products and to distribution of our nuclear pharmacy products and service offerings. We also operate under licenses for certain proprietary technologies, and in certain instances we license our technologies to third parties.
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
These regulatory agencies have a variety of civil, administrative and criminal sanctions at their disposal for failure to comply with applicable legal or regulatory requirements. They can suspend our ability to distribute products or can initiate product recalls; they can seize products or impose criminal, civil and administrative sanctions; and they can seek injunctions to halt the manufacture and distribution of products.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries

CSA. In May 2014, our Lakeland, Florida pharmaceutical distribution center's DEA registration to distribute controlled substances was reinstated in accordance with a settlement agreement that we had entered into with the DEA in May 2012, as further discussed in Note 9 of the "Notes to Consolidated Financial Statements."
Manufacturing and Marketing
Our subsidiaries that manufacture and source medical devices or pharmaceuticals are subject to regulation by the FDA or comparable foreign agencies that administer regulations such as compliance with good manufacturing practices and quality systems.
The FDA and other domestic and foreign governmental agencies administer requirements that cover the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution, importation and post-market surveillance of some of our manufactured products. We need specific approval or clearance from regulatory authorities before we can market and sell many of our products in particular countries. Even after we obtain approval or clearance to market a product, the product and our manufacturing processes are subject to continued regulatory oversight. It can be costly and time-consuming to obtain regulatory approvals or clearances to market a medical device, and such approvals or clearances might not be granted on a timely basis, if at all.
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
Nuclear Pharmacies and Related Businesses
Our nuclear pharmacies and cyclotron facilities require licenses or permits and must abide by regulations issued by the NRC, applicable state boards of pharmacy and the radiologic health agency or department of health of each state in which we operate. In addition, our cyclotron facilities must comply with the FDA's good manufacturing practices regulations for positron emission tomography, or PET, drugs.
Prescription Drug Tracing and Supply Chain Integrity
In November 2013, the U.S. Congress enacted the Drug Supply Chain Security Act. This law establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to prevent the introduction of counterfeit, adulterated or mislabeled drugs. The first phase of implementation will begin January 1, 2015, and upon full implementation in 2023, supply chain stakeholders will participate in an electronic, interoperable, prescription drug tracing system.

Government Healthcare Programs
We are subject to U.S. federal healthcare fraud and abuse laws. These laws generally prohibit persons from soliciting, offering, receiving or paying any compensation in order to induce someone to order or purchase items or services that are in any way paid for by Medicare, Medicaid or other federally-funded healthcare programs. They also prohibit submitting or causing to be submitted any fraudulent claim for payment by the federal government. There are often similar state healthcare fraud and abuse laws that apply to Medicaid and other state-funded healthcare programs. Violations of these laws may result in criminal or civil penalties, as well as breach of contract claims and qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments).
Our Home division is a Medicare-certified supplier and participates in state Medicaid programs with respect to a small portion of its business. It must meet quality standards and maintain accreditation to receive government reimbursement, and must comply with applicable billing, payment and record-keeping requirements. Failure to comply with quality standards and billing requirements could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
In addition, our U.S. federal and state government contracts are subject to specific procurement regulations. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
Health and Personal Information Practices
Some of our businesses collect, handle and maintain patient-identifiable healthcare information. The Health Insurance Portability and Accountability Act of 1996, as augmented by the Health Information Technology for Economic and Clinical Health Act, as well as some state laws, regulate the use and disclosure of patient-identifiable health information, including requiring specified privacy and security measures. Federal and state officials have increasingly focused on how patient-identifiable healthcare information should be handled, secured and disclosed.
Some of our businesses collect, handle and maintain other sensitive personal information that is subject to federal and state laws protecting such information. Security and disclosure of personal information is also highly regulated in many other countries in which we operate.
Environmental, Health and Safety Laws
In the United States and other countries, we are subject to various federal, state and local environmental laws, as well as laws relating to safe working conditions, laboratory and manufacturing practices.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Laws Relating to Foreign Trade and Operations
U.S. and foreign laws require us to abide by standards relating to the import and export of finished goods, raw materials and supplies and the handling of information. We also must comply with various export control and trade embargo laws, which may require licenses or other authorizations for transactions within some countries or with some counterparties.
Similarly, we are subject to U.S. and foreign laws concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, Chinese anti-corruption laws and other foreign anti-bribery laws. Among other things, these laws generally prohibit companies and their intermediaries from offering, promising or making payments to officials of foreign governments for the purpose of obtaining or retaining business.
Regulation in China
Our China operations are subject to national, regional and local regulations, including licensing and regulatory requirements of the China National Health and Family Planning Commission, the State Administration of Industry and Commerce, the Ministry of Commerce, the Ministry of Finance, the China Food and Drug Administration, the National Development and Reform Commission and the General Administration of Customs.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.cardinalhealth.com), under the “Investors—Financial Reporting—SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”).

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
The healthcare industry continues to undergo significant changes designed to increase access to medical care, improve safety, contain costs and increase efficiencies. Medicare and Medicaid reimbursement levels have declined; the use of managed care has increased; distributors, manufacturers, healthcare providers and pharmacy chains have consolidated and have formed strategic alliances; and large purchasing groups are prevalent. The industry also has experienced a shift away from traditional healthcare venues like hospitals and into clinics and physician offices, and, in some cases, patients’ homes. We could be adversely affected directly or indirectly (if our customers are adversely affected) by these and other changes in the delivery or pricing of, or reimbursement for, pharmaceuticals, medical devices or healthcare services.
We could suffer the adverse effects of competitive pressures.
As described in greater detail in "Item 1: Business" above, we operate in markets that are highly competitive. Because of competition, our businesses face continued pricing pressure from our customers and suppliers. If we are unable to offset margin reductions caused by these pricing pressures through steps such as sourcing or cost control measures or additional service offerings, our results of operations and financial condition could be adversely affected.
In addition, in recent years, the healthcare industry has continued to consolidate. Further consolidation among our customers and suppliers could give the resulting enterprises greater bargaining power, which may adversely impact our results of operations.
Our Pharmaceutical segment's margin may be affected by prices established by manufacturers, fewer or less profitable generic pharmaceutical launches and other factors that are beyond our control.
As described in greater detail in "Item 1: Business" above, gross margin in our Pharmaceutical segment is impacted by generic and branded pharmaceutical price appreciation and the number

Table of Contents	Cardinal Health, Inc. and Subsidiaries

and value of generic pharmaceutical launches. In past years, these items have been substantial drivers of Pharmaceutical segment profit.
Prices for generic pharmaceuticals generally decline over time. But at times, some generic products experience price appreciation, which positively impacts our margins. The frequency and magnitude of future generic product price appreciation is uncertain.
Prices for branded pharmaceuticals, on the other hand, generally increase over time. The frequency and magnitude of branded product price appreciation also is uncertain, and branded manufacturers may determine not to increase prices or to implement only modest increases, which can limit our margin.
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
To lawfully operate our businesses, we are required to obtain and hold permits, licenses and other regulatory approvals from, and to comply with operating and security standards of, numerous governmental bodies. Failure to maintain or renew necessary permits, licenses or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition.
Products that we manufacture, source, distribute or market are required to comply with regulatory requirements. Noncompliance or concerns over noncompliance may result in suspension of our ability to distribute, import or manufacture products, product recalls or seizures, or criminal or civil sanctions. In addition, it can be costly and time-consuming to obtain regulatory approvals to market a medical device, and such approvals might not be granted on a timely basis, if at all.
We are required to comply with laws relating to healthcare fraud and abuse. The requirements of these laws are extremely complex and subject to varying interpretations. It is possible that regulatory authorities could challenge our policies and practices, which may adversely affect our operations, results of operations and financial condition. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Our Home division is a Medicare-certified supplier and participates in state Medicaid programs with respect to a small portion of its business. Its failure to comply with quality standards and billing requirements could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare and other federal and state healthcare programs.
Our government contracts are subject to specific procurement regulations. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
Our global operations are required to comply with the U.S. Foreign Corrupt Practices Act, Chinese anti-corruption laws and similar anti-bribery laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with any of these laws, we could suffer civil or criminal sanctions.
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
CVS Caremark is a large customer that generates a significant amount of our revenue.
Our sales and credit concentration is significant. CVS accounted for 28 percent of our fiscal 2014 revenue and 22 percent of our gross trade receivable balance at June 30, 2014. If CVS were to terminate the agreement due to an alleged default by us, default in payment or significantly reduce its purchases of our products and services, our results of operations and financial condition could be adversely affected.
The anticipated benefits of our generic pharmaceutical sourcing joint venture with CVS Caremark may not be realized.
In July 2014, we established the Red Oak Sourcing joint venture with CVS with an initial term of 10 years. Red Oak Sourcing will negotiate generic pharmaceutical supply contracts on behalf of both companies. We are required to pay 39 quarterly payments of $25.6 million to CVS commencing in October 2014 without regard to the level of benefits we receive. If the benefits of the joint venture do not exceed our required payments to CVS, our

Table of Contents	Cardinal Health, Inc. and Subsidiaries

results of operations and financial condition could be adversely affected.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions. From time to time, legislative initiatives are proposed in the United States, such as the repeal of last-in, first-out, or LIFO, treatment of inventory or a change in the current U.S. taxation of income earned by foreign subsidiaries, that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. Tax laws are extremely complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate, tax payments or financial condition.
Our business and operations depend on the proper functioning of information systems and critical facilities.
We rely on our information systems to obtain, rapidly process, analyze and manage data to:

•	facilitate the purchase and distribution of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	process payments to suppliers;

•	facilitate the manufacturing and assembly of medical products; and

•	generate financial information.
Our business also depends on the proper functioning of our critical facilities, including our national logistics center. Our results of operations could be adversely affected if our information systems or critical facilities, or our customers' access to them, are interrupted; these systems or facilities are damaged; or these systems or facilities fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cyber security incidents or other actions of third parties.
Our business relies on the secure transmission, storage and hosting of sensitive information, including patient-identifiable health information, financial information and other sensitive information relating to our customers, company and workforce. The techniques used by those seeking to obtain unauthorized access to our information systems, or disable them, degrade their service or sabotage them, change frequently. In addition, these techniques may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise of our information systems or those of a third-party service provider, including the unauthorized access, use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information.
Because of the nature of our business, we may become involved in legal proceedings that could adversely impact our cash flows or results of operations.
Due to the nature of our businesses, which includes the manufacture and distribution of healthcare products, we may from time to time become involved in disputes or legal proceedings. For instance, some of the products that we manufacture or distribute may be alleged to cause personal injury or violate the intellectual property rights of another party, subjecting us to product liability or infringement claims.
Our Medical segment's manufacturing businesses operate in an industry characterized by extensive intellectual property litigation. Patent litigation is costly to defend and can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or force us to make royalty payments in order to continue selling the affected products.
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
An important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. In fiscal 2014, we spent $519 million to acquire other businesses. Acquisitions involve risks: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; future developments may impair the value of our purchased goodwill or intangible assets; or we may encounter unforeseen accounting, internal control, regulatory or compliance issues.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries

and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Due to competitive dynamics and contractual limitations, we may be unable to pass along cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, our results of operations could be adversely affected.
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
Item 1B: Unresolved Staff Comments
Not applicable.
Item 2: Properties
In the United States, at June 30, 2014, the Pharmaceutical segment operated 21 primary pharmaceutical distribution facilities and one national logistics center; three specialty distribution facilities; and over 140 nuclear pharmacy facilities. The Medical segment operated 60 medical-surgical distribution, assembly, manufacturing and other facilities. Our U.S. operating facilities are located in 45 states and in Puerto Rico.
Outside the United States, at June 30, 2014, our Medical segment operated over 20 facilities in Canada, the Dominican Republic, Malaysia, Malta, Mexico and Thailand that engage in manufacturing, distribution or research. In addition, our Pharmaceutical and Medical segments utilized various distribution and pharmacy facilities in China.
At June 30, 2014, we owned over 70 operating facilities and leased more than 200 operating facilities. Our principal executive offices are headquartered in an owned building located at 7000 Cardinal Place in Dublin, Ohio.

We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we regularly evaluate operating properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand or enhance the efficiency of our business.
Item 3: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 9 of the "Notes to Consolidated Financial Statements" are incorporated in this "Item 3: Legal Proceedings" by reference.
In June 2012, Henry Stanley, Jr., a purported shareholder, filed a derivative action in the U.S. District Court for the Southern District of Ohio against the current and certain former members of our Board of Directors. The complaint alleged that the defendants breached their fiduciary duties in connection with the DEA's past suspensions of our distribution centers’ registrations to distribute controlled substances. In October 2012, the U.S. District Court dismissed the derivative action with prejudice, and in August 2013, the U.S. Court of Appeals affirmed the decision. In September 2013, the same plaintiff made demand on our Board of Directors to take action against current and certain former members of our Board of Directors based on the allegations made in the derivative action. A special committee of independent directors investigated the allegations made in the demand. After receiving and evaluating the special committee's findings and recommendations, our Board of Directors determined in February 2014 that pursuing the claims set forth in the demand was not in the best interest of the company. In May 2014, another purported shareholder made a similar demand on our Board of Directors. Our Board of Directors, through the special committee, is in the process of reviewing the allegations made in this new demand.
Item 4: Mine Safety Disclosures
Not applicable.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Executive Officers of the Registrant
The following is a list of our executive officers as of July 31, 2014:

Name	Age	Position
George S. Barrett	59	Chairman and Chief Executive Officer
Jeffrey W. Henderson	49	Chief Financial Officer
Michael C. Kaufmann	51	Chief Executive Officer, Pharmaceutical segment
Donald M. Casey Jr.	54	Chief Executive Officer, Medical segment
Craig S. Morford	55	Chief Legal and Compliance Officer
Carole S. Watkins	54	Chief Human Resources Officer
Mark R. Blake	43	Executive Vice President, Strategy and Corporate Development
Stephen T. Falk	49	Executive Vice President, General Counsel and Corporate Secretary
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Barrett has served as Chairman and Chief Executive Officer since August 2009. From January 2008 to August 2009, he served as Vice Chairman of Cardinal Health and Chief Executive Officer, Healthcare Supply Chain Services.
Mr. Henderson has served as Chief Financial Officer since May 2005. In June 2014, we announced that Mr. Henderson has decided to retire from the company. To ensure an orderly transition, he will remain with the company until August 2015 and will step down as Chief Financial Officer when we name a successor to that role.

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
Part II

a

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of our common shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2014 and 2013. It also reflects the range of the reported high and low closing prices of our common shares from July 1, 2014 through the period ended on July 31, 2014 and the per share dividends declared from July 1, 2014 through the period ended on August 6, 2014:

	High	Low	Dividends
Fiscal 2013
Quarter Ended:
September 30, 2012	$43.50	$37.75	$0.2375
December 31, 2012	42.65	39.29	0.2750
March 31, 2013	47.09	41.62	0.2750
June 30, 2013	48.76	41.85	0.3025

Fiscal 2014
Quarter Ended:
September 30, 2013	$53.57	$47.02	$0.3025
December 31, 2013	67.48	52.95	0.3025
March 31, 2014	73.54	65.26	0.3025
June 30, 2014	71.31	63.80	0.3425

Fiscal 2015	$72.75	$69.59	$0.3425
At July 31, 2014 there were approximately 10,241 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
Apr 2014	252	$69.23	—	$1,011
May 2014	1,661,576	67.32	1,661,405	900
Jun 2014	2,513,482	68.64	2,513,288	727
Total	4,175,310	$68.12	4,174,693	$727

(1)	Includes 252, 171 and 194 common shares purchased in April, May and June 2014, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On August 8, 2012, our Board of Directors approved a $750 million share repurchase program, which expires on August 31, 2015. During the three months ended June 30, 2014, we repurchased $11 million of our common shares, the remaining amount under this program. On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program, which expires on December 31, 2016. During the three months ended June 30, 2014, we repurchased $273 million of our common shares under this program. On August 6, 2014, our Board of Directors authorized an additional $1.0 billion under this share repurchase program.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Performance Graph
Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 on June 30, 2009, based on the market prices at the end of each fiscal year through and including June 30, 2014, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period. We have adjusted the market price of our common shares prior to August 31, 2009 to reflect the CareFusion Spin-Off on August 31, 2009.

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2009
2010
2011
2012
2013
2014
$100.00
$156.67
$114.42
$108.99
$216.08
$149.51
$140.09
$204.09
$157.61
$153.76
$235.31
$196.42
$190.05
$348.54
$255.44
$236.75
Cardinal Health, Inc.
S&P 500 Index
S&P 500 Healthcare Index

	June 30
	2009	2010	2011	2012	2013	2014
Cardinal Health, Inc.	$100.00	$156.67	$216.08	$204.09	$235.31	$348.54
S&P 500 Index	100.00	114.42	149.51	157.61	190.05	236.75
S&P 500 Healthcare Index	100.00	108.99	140.09	153.76	196.42	255.44

Table of Contents	Cardinal Health, Inc. and Subsidiaries

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

(in millions, except per common share amounts)	2014	2013 (1)	2012	2011	2010
Earnings Data:
Revenue	$91,084	$101,093	$107,552	$102,644	$98,503

Earnings from continuing operations	$1,163	$335	$1,070	$966	$587
Earnings/(loss) from discontinued operations (2)	3	(1)	(1)	(7)	55
Net earnings	$1,166	$334	$1,069	$959	$642

Basic earnings/(loss) per common share:
Continuing operations	$3.41	$0.98	$3.10	$2.77	$1.64
Discontinued operations (2)	0.01	—	—	(0.02)	0.15
Net basic earnings per common share	$3.42	$0.98	$3.10	$2.75	$1.79

Diluted earnings/(loss) per common share:
Continuing operations	$3.37	$0.97	$3.06	$2.74	$1.62
Discontinued operations (2)	0.01	—	—	(0.02)	0.15
Net diluted earnings per common share	$3.38	$0.97	$3.06	$2.72	$1.77

Cash dividends declared per common share	$1.2500	$1.0900	$0.8825	$0.8000	$0.7200

Balance Sheet Data:
Total assets	$26,033	$25,819	$24,260	$22,846	$19,990
Long-term obligations, less current portion	3,171	3,686	2,418	2,175	1,896
Shareholders’ equity	6,401	5,975	6,244	5,849	5,276

(1)	During the fourth quarter of fiscal 2013, we recognized a non-cash goodwill impairment charge of $829 million ($799 million, net of tax) related to our Nuclear Pharmacy Services division.

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
Overview
We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We also provide medical products to patients in the home.
We report our financial results in two segments: Pharmaceutical and Medical.
During fiscal 2014, revenue decreased 10 percent to $91.1 billion largely due to the previously disclosed expiration of our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") on August 31, 2013.
Gross margin increased 5 percent to $5.2 billion reflecting the positive impact of acquisitions and strong performance from generic programs, offset in part by the impact of the Walgreens contract expiration.
Operating earnings increased to $1.9 billion and earnings from continuing operations increased to $1.2 billion due primarily to an $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division in fiscal 2013.
Our cash and equivalents balance was $2.9 billion at June 30, 2014 compared to $1.9 billion at June 30, 2013. The increase in cash and equivalents during fiscal 2014 was driven by net cash provided by operating activities of $2.5 billion, which includes the decrease in our net working capital associated with the Walgreens contract expiration. Net cash provided by operating activities was deployed for share repurchases ($673 million), acquisitions ($519 million) and dividends ($415 million). We plan to continue to execute a balanced deployment of available capital to position ourselves for sustainable competitive advantage and to enhance shareholder value.
Walgreens Contract
The Walgreens contract expiration unfavorably impacted period-over-period comparisons of revenue and operating earnings for fiscal 2014, but favorably affected net cash provided by operating activities due to a significant reduction in net working capital. Because revenue from Walgreens was $3.3 billion during the first quarter of fiscal 2014, we expect the contract expiration to have an adverse impact on our period-over-period comparisons of revenue and operating earnings during the first quarter of fiscal 2015.
Joint Venture With CVS Caremark
In July 2014, we established Red Oak Sourcing, LLC (“Red Oak Sourcing”), a U.S.-based generic pharmaceutical sourcing entity with CVS Caremark Corporation (“CVS”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 joint venture and have committed to source generic pharmaceuticals through arrangements negotiated by it. Red Oak Sourcing will negotiate generic pharmaceutical supply contracts on behalf of both companies, but will not own products or hold inventory on behalf of either company. We are required to pay 39 quarterly payments of $25.6 million to CVS commencing in October 2014 and, only if certain milestones are achieved, to pay additional predetermined amounts to CVS beginning in fiscal 2016. The fixed payments of $25.6 million will be expensed evenly commencing with the ramp-up of the venture, which we expect to begin by the end of the first quarter of fiscal 2015. No physical assets were contributed by either company to Red Oak Sourcing, and minimal funding has been provided to capitalize the entity.
Acquisitions
We have completed several acquisitions since July 1, 2011, the largest of which were AssuraMed, Inc. ("AssuraMed") in fiscal 2013 and Access Closure, Inc. ("AccessClosure") in fiscal 2014.
On May 9, 2014, we completed the acquisition of AccessClosure for $320 million in an all-cash transaction. We funded the acquisition with cash on hand. The acquisition of AccessClosure, a manufacturer and distributor of extravascular closure devices, expands the Medical segment's portfolio of self-manufactured products.
On March 18, 2013, we completed the acquisition of AssuraMed for $2.07 billion, net of cash acquired, in an all-cash transaction. We funded the acquisition through the issuance of $1.3 billion in fixed rate notes and cash on hand. The acquisition of AssuraMed, a provider of medical supplies to homecare providers and patients in the home, expands Medical segment's ability to serve this patient base. The AssuraMed division is now known as our Cardinal Health at Home division ("Home division"). This acquisition increased revenue and operating earnings during fiscal 2014. The increase in amortization and other acquisition-related costs during fiscal 2014 was primarily due to intangible assets from this acquisition. We expect the amortization of acquisition-related intangible assets to continue to be a significant expense in future periods.
See Note 2 of the "Notes to Consolidated Financial Statements" for additional information on these acquisitions.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Goodwill
As part of our annual goodwill impairment test during fiscal 2013, we concluded that the entire goodwill amount of our Nuclear Pharmacy Services division was impaired, resulting in a non-cash impairment charge of $829 million ($799 million, net of tax). This impairment charge did not impact our liquidity, cash flows from operations, or compliance with debt covenants. See Note 5 of the “Notes to Consolidated Financial Statements” for additional information.
Restructuring
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, among other things, we have reorganized our Medical segment, moved production of procedure kits from our facility in Waukegan, Illinois to other facilities, and consolidated office space in Waukegan, Illinois. In addition, we are selling property in Waukegan, Illinois, and we are exiting our gamma sterilization business in El Paso, Texas. We currently estimate the total costs associated with this restructuring plan to be approximately $74 million on a pre-tax basis, of which $18 million and $51 million was recognized in fiscal 2014 and fiscal 2013, respectively.
Trends
Within our Pharmaceutical segment, pharmaceutical price appreciation on some generic products positively impacted our margins during fiscal 2014, but the frequency and magnitude of future generic product price appreciation is uncertain and the impact on earnings may be less in fiscal 2015 than in fiscal 2014.
Results of Operations
Revenue

	Revenue			Change
(in millions)	2014	2013	2012	2014	2013
Pharmaceutical	$80,110	$91,097	$97,925	(12)%	(7)%
Medical	10,962	10,060	9,642	9%	4%
Total segment revenue	91,072	101,157	107,567	(10)%	(6)%
Corporate	12	(64)	(15)	N.M.	N.M.
Total revenue	$91,084	$101,093	$107,552	(10)%	(6)%
Fiscal 2014 Compared to Fiscal 2013
Pharmaceutical Segment
Revenue for fiscal 2014 compared to fiscal 2013 was negatively impacted by the Walgreens contract expiration ($16.9 billion) and by the expiration of our pharmaceutical distribution contract with Express Scripts, Inc. ("Express Scripts") on September 30, 2012 ($2.0 billion). This decrease was partially offset by sales growth from existing pharmaceutical distribution customers ($7.1 billion).
Medical Segment
Revenue for fiscal 2014 compared to fiscal 2013 reflects the benefit of acquisitions ($816 million).

Fiscal 2013 Compared to Fiscal 2012
Pharmaceutical Segment
Revenue for fiscal 2013 compared to fiscal 2012 was negatively impacted by the expiration of our pharmaceutical distribution contract with Express Scripts (approximately $6.7 billion). Revenue from existing pharmaceutical distribution customers decreased by approximately $3.6 billion, primarily as a result of brand-to-generic pharmaceutical conversions. The decrease was partially offset by increased pharmaceutical distribution revenue from new customers (approximately $3.8 billion) and revenue growth within our Specialty Solutions division ($961 million).
Medical Segment
Revenue for fiscal 2013 compared to fiscal 2012 reflects the benefit of acquisitions ($459 million).
Cost of Products Sold
As a result of the same factors affecting the change in revenue, cost of products sold decreased $10.2 billion (11 percent) and $6.8 billion (7 percent) during fiscal 2014 and fiscal 2013, respectively. See the gross margin discussion below for additional drivers impacting cost of products sold.
Gross Margin

	Gross Margin			Change
(in millions)	2014	2013	2012	2014	2013
Gross margin	$5,161	$4,921	$4,541	5%	8%
Fiscal 2014 Compared to Fiscal 2013
Gross margin increased during fiscal 2014 compared to fiscal 2013 ($240 million), reflecting the positive impact of acquisitions ($221 million).
Gross margin for fiscal 2014 was positively impacted by $32 million due to sales growth, which primarily reflects growth from existing customers, and was largely offset by the impact of the Walgreens contract expiration.
Gross margin rate, apart from the impact of the Walgreens contract expiration, was flat for fiscal 2014. Gross margin rate was positively impacted by strong performance from generic programs, including the impact of generic pharmaceutical price appreciation, and was adversely impacted by customer pricing changes.
Fiscal 2013 Compared to Fiscal 2012
Gross margin increased in fiscal 2013 compared to fiscal 2012 driven by strong performance in our generic pharmaceutical programs ($350 million) and acquisitions ($131 million). Increased margin from branded pharmaceutical distribution agreements (exclusive of the related volume impact) also had a positive impact on gross margin ($81 million). Pricing changes, including rebates (exclusive of the related volume impact), adversely impacted gross margin ($211 million), driven in part by customer and product mix. The adverse impact of these

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

pricing changes was offset by sourcing programs and other sources of margin. As a result of significant market softness, gross margin from our Nuclear Pharmacy Services division decreased by $71 million in fiscal 2013.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses			Change
(in millions)	2014	2013	2012	2014	2013
SG&A expenses	$3,028	$2,875	$2,677	5%	7%
SG&A expenses increased during fiscal 2014 over fiscal 2013 primarily due to acquisitions ($129 million).
SG&A expenses increased during fiscal 2013 over fiscal 2012 primarily due to acquisitions ($84 million) and investment spending ($17 million).
Segment Profit and Consolidated Operating Earnings

	Segment Profit and Operating Earnings			Change
(in millions)	2014	2013	2012	2014	2013
Pharmaceutical	$1,745	$1,734	$1,558	1%	11%
Medical	444	372	332	19%	12%
Total segment profit	2,189	2,106	1,890	4%	11%
Corporate	(304)	(1,110)	(98)	N.M.	N.M.
Total operating earnings	$1,885	$996	$1,792	89%	(44)%
Segment Profit
We evaluate segment performance based upon segment profit, among other measures. See Note 15 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.
Pharmaceutical Segment Profit
The increase in fiscal 2014 over fiscal 2013 reflected the positive impact of sales growth, which primarily reflects growth from existing customers, and was largely offset by the impact of the Walgreens contract expiration. The impact of gross margin rate, apart from the impact of the Walgreens contract expiration, was flat for fiscal 2014. Gross margin rate was positively impacted by strong performance from generic programs, including the impact of generic pharmaceutical price appreciation, and was adversely impacted by customer pricing changes.
The principal drivers for the increase in fiscal 2013 over fiscal 2012 were strong performance in our generic pharmaceutical programs and increased margin from branded pharmaceutical distribution agreements. These benefits were partially offset by the unfavorable impact of pharmaceutical distribution pricing changes and significant market softness in our Nuclear Pharmacy Services division.

Medical Segment Profit
The principal driver for the increase in fiscal 2014 over fiscal 2013 was the positive impact of acquisitions.
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
Corporate
As discussed further below, the principal driver for the change in Corporate in fiscal 2014 and fiscal 2013 was an $829 million non-cash goodwill impairment charge recognized in fiscal 2013 related to our Nuclear Pharmacy Services division.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

(in millions)	2014	2013	2012
Restructuring and employee severance	$31	$71	$21
Amortization and other acquisition-related costs	223	158	33
Impairments and loss on disposal of assets	15	859	21
Litigation (recoveries)/charges, net	(21)	(38)	(3)
Restructuring and Employee Severance
In addition to other restructuring activities during fiscal 2014 and 2013, we recognized restructuring costs of $10 million and $40 million, respectively, related to the restructuring plan in our Medical segment. We also recognized $11 million of employee-related costs related to a restructuring plan within our Nuclear Pharmacy Services division during the fourth quarter of fiscal 2013.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $187 million, $118 million and $78 million for fiscal 2014, 2013 and 2012, respectively. The increase in amortization during 2014 and 2013 was primarily due to intangible assets from the acquisition of AssuraMed. We also recognized transaction costs associated with the purchase of AssuraMed of $20 million during fiscal 2013.
Amortization and other acquisition-related costs for fiscal 2012 included income recognized upon adjustment of the contingent consideration obligation incurred in connection with the Healthcare Solutions Holding, LLC ("P4 Healthcare") acquisition ($71 million). In early fiscal 2013, we terminated and settled the remaining contingent consideration obligation for $4 million.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Impairments and Loss on Disposal of Assets
During fiscal 2014, we recognized an $8 million loss to write down property in Waukegan, Illinois in connection with our Medical segment restructuring plan.
Also in connection with our Medical segment restructuring plan, during fiscal 2013 we recognized an $11 million loss to write down our gamma sterilization assets in El Paso, Texas.
During fiscal 2013, we recognized an $829 million ($799 million, net of tax) goodwill impairment charge related to our Nuclear Pharmacy Services division, as discussed further in the Overview section and in Note 5 of the "Notes to Consolidated Financial Statements". We also recognized an $8 million loss during fiscal 2013 to write down commercial software under development within our Pharmaceutical segment.
During fiscal 2012, we recognized a $16 million loss to write down an indefinite-life intangible asset related to the P4 Healthcare trade name.
Litigation (Recoveries)/Charges, Net
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $24 million and $38 million during fiscal 2014 and 2013, respectively.
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Earnings Before Income Taxes and Discontinued Operations			Change
(in millions)	2014	2013	2012	2014	2013
Other income, net	$(46)	$(15)	$(1)	N.M.	N.M.
Interest expense, net	133	123	95	8%	29%
Other Income, Net
Other income, net for fiscal 2014 included a $32 million pre-tax gain related to the sale of our minority equity interests in two investments.
Interest Expense, Net
The increase in interest expense, net for fiscal 2014 and 2013 was primarily due to $1.3 billion of notes issued in connection with the AssuraMed acquisition in fiscal 2013.

Provision for Income Taxes
Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and discrete items. A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 8 of the "Notes to Consolidated Financial Statements" for a detailed disclosure of the effective tax rate reconciliation):

	2014	2013	2012
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	2.5	2.3
Foreign tax rate differential	(1.2)	(4.0)	(2.2)
Nondeductible/nontaxable items	(0.2)	(0.5)	—
Nondeductible goodwill impairment	—	33.2	—
Change in measurement of an uncertain tax position and impact of IRS settlements	(0.4)	(5.7)	0.9
Other	(0.1)	1.8	1.0
Effective income tax rate	35.3%	62.3%	37.0%
Fiscal 2014 Compared to Fiscal 2013
The fiscal 2014 effective tax rate was impacted by net favorable discrete items of $37 million, which reduced the rate by 2.1 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($80 million) and release of valuation allowances ($12 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($65 million), primarily as a result of proposed assessments of additional tax.
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
Ongoing Audits
During fiscal 2014, the U.S. Internal Revenue Service ("IRS") closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2010.
Liquidity and Capital Resources
We currently believe that, based upon available capital resources (cash on hand and access to committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures, business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, dividends and share repurchases. If we decide to engage in one or more additional

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

acquisitions, depending on the size and timing of such transactions, we may need to access capital in addition to cash on hand and our existing committed credit facilities.
Cash and Equivalents
Our cash and equivalents balance was $2.9 billion at June 30, 2014, compared to $1.9 billion at June 30, 2013. At June 30, 2014, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
The increase in cash and equivalents during fiscal 2014 was driven by net cash provided by operating activities of $2.5 billion, which was deployed for share repurchases ($673 million), acquisitions ($519 million) and dividends ($415 million). As anticipated, net cash provided by operating activities benefited from a net working capital decrease in excess of $500 million as a result of the Walgreens contract expiration.
During fiscal 2013, we deployed $2.2 billion of cash on acquisitions, $450 million on share repurchases and $353 million on dividends. During fiscal 2013, we received net proceeds from long-term obligations of $981 million.
During fiscal 2012, we deployed $450 million of cash on share repurchases, $300 million on dividends, $260 million on capital expenditures and $174 million on acquisitions. During fiscal 2012, we received net proceeds from long-term obligations of $290 million.
Our working capital can vary significantly depending on factors such as customer payments of accounts receivable, the timing of inventory purchases and payments to vendors in the regular course of business. The decrease in net working capital at June 30, 2014 compared to June 30, 2013 is primarily a result of the Walgreens contract expiration.
The cash and equivalents balance at June 30, 2014 included $420 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
Credit Facilities and Commercial Paper
On October 15, 2013, we reduced our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") from $950 million to $700 million in light of the Walgreens contract expiration. In addition to our committed receivables sales facility program, our sources of liquidity include a $1.5 billion revolving credit facility and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility.
We had no outstanding balance under the revolving credit facility at June 30, 2014 and 2013, except for standby letters of credit of zero and $43 million at June 30, 2014 and 2013, respectively. We had no outstanding borrowings from the commercial paper program at June 30, 2014 and 2013. We had no outstanding balance under the committed receivables sales facility program at June 30, 2014 and 2013, except for standby letters of credit of $41 million and zero at June 30, 2014 and 2013, respectively. Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2014, we were in compliance with these financial covenants.
Available-for-Sale Securities
During fiscal 2014, we purchased $100 million of marketable securities, which are classified as available-for-sale.
Long-Term Obligations and Other Short-Term Borrowings
At June 30, 2014, we had total long-term obligations and other short-term borrowings of $4.0 billion compared to $3.9 billion at June 30, 2013.
Capital Expenditures
Capital expenditures during fiscal 2014, 2013 and 2012 were $249 million, $195 million and $260 million, respectively.
We expect capital expenditures in fiscal 2015 to be between $335 million to $365 million primarily for growth projects in our core businesses as well as information technology projects.
Dividends
During fiscal 2014, we paid quarterly dividends totaling $1.21 per share, an increase of 18 percent from fiscal 2013. On May 7, 2014, our Board of Directors approved a 13 percent increase in our quarterly dividend to $0.3425 per share, or $1.37 per share on an annualized basis, which was paid on July 15, 2014 to shareholders of record on July 1, 2014.
On August 6, 2014, our Board of Directors approved a quarterly dividend of $0.3425 per share, or $1.37 per share on an annualized basis, payable on October 15, 2014 to shareholders of record on October 1, 2014.
Share Repurchases
During fiscal 2014, we repurchased $673 million of our common shares. We funded the repurchases with cash on hand. At June 30, 2014, we had $727 million remaining under our current repurchase authorization which expires December 31, 2016. On August 6, 2014, our Board of Directors authorized an additional $1.0 billion under this share repurchase program.
Interest Rate and Currency Risk Management
We use interest rate swaps, foreign currency contracts and commodity contracts to manage our exposure to cash flow variability. We also use interest rate swaps to protect the value of our debt and foreign currency forward contracts to protect the

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

value of our existing foreign currency assets and liabilities. See "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" below as well as Notes 1 and 12 of the “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives as well as foreign currency, interest rate and commodity exposures.
Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at June 30, 2014.
Contractual Obligations
At June 30, 2014, our contractual obligations, including estimated payments due by period, are as follows:

(in millions)	2015	2016 to 2017	2018 to 2019	There-after	Total
Long-term debt and short-term borrowings (1)	$800	$787	$560	$1,796	$3,943
Interest on long-term debt	155	236	151	562	1,104
Capital lease obligations (2)	1	23	2	3	29
Other liabilities (3)	3	2	—	—	5
Operating leases (4)	97	140	76	74	387
Purchase obligations and other payments (5)	275	293	236	513	1,317
Total contractual obligations	$1,331	$1,481	$1,025	$2,948	$6,785

(1)
Represents maturities of our long-term debt obligations and other short-term borrowings excluding capital lease obligations described below. See Note 7 of the “Notes to Consolidated Financial Statements” for further information.

(2)	Represents maturities of our capital lease obligations included within long-term debt in our consolidated balance sheets.

(3)
Represents cash outflows by period for certain of our liabilities in which cash outflows could be reasonably estimated. Long-term liabilities, such as unrecognized tax benefits and deferred taxes, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 8 of the “Notes to Consolidated Financial Statements” for further discussion of income taxes.

(4)
Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 9 of the “Notes to Consolidated Financial Statements.”

(5)
A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes 39 quarterly payments of $25.6 million that we are required to pay CVS commencing in October 2014 in connection with the establishment of Red Oak Sourcing, but does not include contingent payments that may become payable under the joint venture. See Note 1 of the “Notes to Consolidated Financial Statements” for additional information.
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
Allowance for Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to us through our distribution businesses and are presented net of an allowance for doubtful accounts of $137 million and $134 million at June 30, 2014 and 2013, respectively. We also provide financing to various customers. Such financing arrangements range from 270 days to 5 years, at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and related accrued interest are reported net of an allowance for doubtful accounts of $18 million and $17 million at June 30, 2014 and 2013, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. We must use judgment when deciding whether to extend credit and when estimating the required allowance for doubtful accounts.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

The following table gives information regarding the allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2014	2013	2012
Allowance for doubtful accounts	$156	$152	$143
Reduction to allowance for customer deductions and write-offs	51	34	30
Charged to costs and expenses	51	41	22

Allowance as a percentage of customer receivables	2.8%	2.3%	2.2%
Allowance as a percentage of revenue	0.17%	0.15%	0.13%
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables and finance notes receivables at June 30, 2014, would result in an increase or decrease in bad debt expense of $6 million.
We believe the reserve maintained and expenses recorded in fiscal 2014 are appropriate. At this time, we are not aware of any analytical findings or customer issues that might lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue.
Inventories
A substantial portion of our inventories (61 percent and 65 percent at June 30, 2014 and 2013, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment. The LIFO impact on the consolidated statements of earnings in a given year depends on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals generally tend to rise, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, which results in a decrease in cost of products sold.
The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. Using LIFO, if there is a decrease in inventory levels that have experienced pharmaceutical price appreciation, the result generally will be a decrease in future cost of products sold as our older inventory is held at a lower cost. Conversely, if there is a decrease in inventory levels that have experienced a pharmaceutical price decline, the result generally will be an increase in future cost of products sold as our older inventory is held at a higher cost. We believe that the average cost method of inventory valuation reasonably approximates the current cost of replacing inventory within the core pharmaceutical distribution facilities. Accordingly, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
The remaining inventory is stated at the lower of cost, using the first in, first out method, or market. If we had used the average cost method of inventory valuation for all inventory within the Pharmaceutical distribution facilities, the value of our inventories would not have changed in fiscal 2014 or 2013. Primarily because prices for our generic pharmaceutical inventories have declined over time, inventories valued at LIFO were $98 million and $97 million higher than the average cost value at June 30, 2014 and 2013, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2014 and 2013.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $44 million and $40 million at June 30, 2014 and 2013, respectively. We reserve for inventory obsolescence using estimates based on historical experience, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.
Business Combinations
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for customer relationships, trademarks, trade names, developed technology and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios. Subsequent revisions to these assumptions could materially change the estimate of the fair value of contingent consideration obligations and therefore could materially affect our financial position or results of operations. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information regarding our acquisitions.
Goodwill and Other Intangible Assets
Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships, trademarks and patents, and non-compete agreements, are amortized over their useful lives.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. An impairment charge is the amount by which the carrying amount of goodwill exceeds the estimated implied fair value of goodwill. We estimate the implied fair value of goodwill as the excess of the estimated fair value of the reporting unit over the estimated fair value of its net tangible and identifiable intangible assets. This is the same manner we use to recognize goodwill from a business combination. Goodwill impairment testing involves judgment, including the identification of reporting units, the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill.
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division and Cardinal Health China - Pharmaceutical division); Nuclear Pharmacy Services division; Cardinal Health China - Pharmaceutical division; Medical operating segment (excluding our Home division); and Home division.
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
We performed annual impairment testing in fiscal 2014, 2013 and 2012 and, with the exception of our Nuclear Pharmacy Services division in fiscal 2013, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. For our fiscal 2014, 2013 and 2012 testing, we elected to bypass the optional qualitative assessment. With the exception of our Nuclear Pharmacy Services division in fiscal 2013, if we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 1 percent, there still would not be any impairment indicated for any of these reporting units for fiscal 2014, 2013 or 2012. As discussed further in Note 5 of the “Notes to Consolidated Financial Statements”, during the fourth quarter of fiscal 2013 we recognized an $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings.
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
Vendor reserves were $82 million and $66 million at June 30, 2014 and 2013, respectively. Approximately 68 percent of the vendor reserve at the end of fiscal 2014 pertained to the Pharmaceutical segment compared to 60 percent at the end of fiscal 2013. The reserve balance will fluctuate due to variations

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

of outstanding claims from period-to-period, timing of settlements, and specific vendor issues, such as bankruptcies.
The ultimate outcome of specific claims may be different than our original estimate and may require adjustment. We believe, however, that reserves recorded for such disputes are adequate based upon current facts and circumstances.
Loss Contingencies
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. See Note 9 of the “Notes to Consolidated Financial Statements” for additional information regarding loss contingencies.
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
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. The following table presents information about our tax position at June 30:

(in millions)	2014	2013
Net deferred income tax assets	$444	$510
Net deferred income tax liabilities	1,653	1,638
Loss and credit carryforwards included in net deferred income tax assets	191	158
Net valuation allowance against deferred income tax assets (1)	94	88

(1)	This valuation allowance primarily relates to federal, state and international loss carryforwards for which the ultimate realization of future benefits is uncertain.
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

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation processes. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information regarding unrecognized tax benefits.
If any of our assumptions or estimates were to change, an increase or decrease in our effective income tax rate by 1 percent would have caused income tax expense to increase or decrease $18 million for fiscal 2014.
Share-Based Compensation
Share-based compensation to employees is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The fair value of restricted share units and performance share units is determined by the grant date market price of our common shares. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.
We analyze historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The expected life of the options granted is calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on implied volatility from traded options on our common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (up to ten years). As required, the forfeiture estimates are adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than our current estimates. See Note 16 of the "Notes to Consolidated Financial Statements" for additional information regarding share-based compensation.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate and commodity price-related changes. We maintain a hedging program to manage volatility related to these market exposures which employs operational, economic and derivative financial instruments in order to mitigate risk. See Notes 1 and 12 of the “Notes to Consolidated

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Financial Statements” for further discussion regarding our use of derivative instruments.
Foreign Exchange Rate Sensitivity
By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Principal drivers of this foreign exchange exposure include the Canadian dollar, Thai baht, Mexican peso, Chinese renminbi, European euro, Japanese yen, Singapore dollar, and Malaysian ringgit.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. As part of our risk management program, at the end of each fiscal year we perform a sensitivity analysis on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which mitigates transactional exposure. At June 30, 2014 and 2013, we had hedged approximately 48 and 45 percent of transactional exposures, respectively. The following table summarizes the analysis as it relates to transactional exposure and the impact of a hypothetical 10 percent increase or decrease at June 30:

(in millions)	2014	2013
Net estimated transactional exposure	$378	$368

Sensitivity gain/loss	$38	$37
Estimated offsetting impact of hedges	(18)	(17)
Estimated net gain/loss	$20	$20
Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. We perform a similar analysis to that described above related to this translational exposure. We do not typically hedge any of our translational exposure and no hedging impact was included in our analysis at June 30, 2014 and 2013. The following table summarizes translational exposure and the impact of a hypothetical 10 percent strengthening or weakening in the U.S. dollar at June 30:

(in millions)	2014	2013
Net estimated translational exposure	$62	$53
Sensitivity gain/loss	6	5
Interest Rate Sensitivity
We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities to maintain liquidity and fund operations. The nature and amount of our long-term and short-term debt can be expected to fluctuate as a result of business requirements, market conditions and other factors. Our policy is to manage exposures to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. We utilize interest rate swap instruments to mitigate our exposure to interest rate movements.
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the following fiscal year. This analysis assumes a hypothetical 10 percent change in interest rates. At June 30, 2014 and 2013, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change was $4 million and $2 million, respectively.
During fiscal 2014, we purchased marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. The fair value is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2014, a hypothetical increase or decrease of 100 basis points in interest rates would cause a potential decrease of up to $1 million in the estimated fair value.
Commodity Price Sensitivity
We are exposed to market price changes for commodities, including oil-based resins, cotton, latex, and diesel fuel. We typically purchase raw materials at market prices and some finished goods at prices based in part on a commodity price index. As part of our risk management program, we perform sensitivity analysis on our forecasted commodity exposure for the following fiscal year. Our forecasted commodity exposure at June 30, 2014 decreased from the prior year primarily as a result of commodity prices and changes in purchasing volumes.
At June 30, 2014 and 2013, we had hedged a portion of these commodity exposures (see Note 12 of the “Notes to Consolidated Financial Statements” for further discussion). The table below summarizes our analysis of these forecasted commodity exposures and a hypothetical 10 percent fluctuation in commodity prices at June 30:

(in millions)	2014	2013
Estimated commodity exposure	$321	$369

Sensitivity gain/loss	$32	$37
Estimated offsetting impact of hedges	(1)	(1)
Estimated net gain/loss	$31	$36
We also are exposed to fluctuations in commodities' prices through the purchase of finished goods and various other energy-related commodities, including natural gas and electricity, through our normal course of business where our contracts are not directly tied to a commodity index. We believe our total gross range of exposure to commodities, including the items listed in the table above, is $400 million to $500 million at June 30, 2014.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 8: Financial Statements and Supplementary Data

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Health, Inc. and subsidiaries at June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
August 13, 2014

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Statements of Earnings

(in millions, except per common share amounts)	2014	2013	2012
Revenue	$91,084	$101,093	$107,552
Cost of products sold	85,923	96,172	103,011
Gross margin	5,161	4,921	4,541

Operating expenses:
Distribution, selling, general and administrative expenses	3,028	2,875	2,677
Restructuring and employee severance	31	71	21
Amortization and other acquisition-related costs	223	158	33
Impairments and loss on disposal of assets	15	859	21
Litigation (recoveries)/charges, net	(21)	(38)	(3)
Operating earnings	1,885	996	1,792

Other income, net	(46)	(15)	(1)
Interest expense, net	133	123	95
Earnings before income taxes and discontinued operations	1,798	888	1,698

Provision for income taxes	635	553	628
Earnings from continuing operations	1,163	335	1,070

Earnings/(loss) from discontinued operations, net of tax	3	(1)	(1)
Net earnings	$1,166	$334	$1,069

Basic earnings per common share:
Continuing operations	$3.41	$0.98	$3.10
Discontinued operations	0.01	—	—
Net basic earnings per common share	$3.42	$0.98	$3.10

Diluted earnings per common share:
Continuing operations	$3.37	$0.97	$3.06
Discontinued operations	0.01	—	—
Net diluted earnings per common share	$3.38	$0.97	$3.06

Weighted-average number of common shares outstanding:
Basic	341	341	345
Diluted	345	344	349
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)	2014	2013	2012
Net earnings	$1,166	$334	$1,069

Other comprehensive income/(loss):
Net change in foreign currency translation adjustments	9	18	(34)
Net unrealized gain/(loss) on derivative instruments, net of tax	(7)	13	(6)
Total other comprehensive income/(loss), net of tax	2	31	(40)
Total comprehensive income	$1,168	$365	$1,029
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30
(in millions)	2014	2013
Assets
Current assets:
Cash and equivalents	$2,865	$1,901
Trade receivables, net	5,380	6,304
Inventories, net	8,266	8,373
Prepaid expenses and other	1,428	1,192
Total current assets	17,939	17,770

Property and equipment, net	1,459	1,489
Goodwill and other intangibles, net	5,870	5,574
Other assets	765	986
Total assets	$26,033	$25,819

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,149	$12,295
Current portion of long-term obligations and other short-term borrowings	801	168
Other accrued liabilities	2,165	2,127
Total current liabilities	15,115	14,590

Long-term obligations, less current portion	3,171	3,686
Deferred income taxes and other liabilities	1,346	1,568

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at June 30, 2014 and 2013	2,980	2,953
Retained earnings	4,774	4,038
Common shares in treasury, at cost: 27 million shares and 25 million shares at June 30, 2014 and 2013, respectively	(1,423)	(1,084)
Accumulated other comprehensive income	70	68
Total shareholders’ equity	6,401	5,975
Total liabilities and shareholders’ equity	$26,033	$25,819
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2011	364	$2,898	$3,331	(12)	$(457)	$77	$5,849
Net earnings			1,069				1,069
Other comprehensive loss, net of tax						(40)	(40)
Employee stock plans activity, including tax impact of $4 million	—	32		1	91		123
Treasury shares acquired				(10)	(450)		(450)
Dividends declared			(307)				(307)
Balance at June 30, 2012	364	2,930	4,093	(21)	(816)	37	6,244
Net earnings			334				334
Other comprehensive income, net of tax						31	31
Employee stock plans activity, including tax impact of $19 million	—	23		6	182		205
Treasury shares acquired				(10)	(450)		(450)
Dividends declared			(374)				(374)
Other			(15)				(15)
Balance at June 30, 2013	364	2,953	4,038	(25)	(1,084)	68	5,975
Net earnings			1,166				1,166
Other comprehensive income, net of tax						2	2
Employee stock plans activity, including tax impact of $39 million	—	27		8	334		361
Treasury shares acquired				(10)	(673)		(673)
Dividends declared			(430)				(430)
Balance at June 30, 2014	364	$2,980	$4,774	(27)	$(1,423)	$70	$6,401
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$1,166	$334	$1,069
(Earnings)/loss from discontinued operations, net of tax	(3)	1	1
Earnings from continuing operations	1,163	335	1,070

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	459	397	325
Gain on sale of investments	(32)	—	—
Impairments and loss on disposal of assets	15	859	21
Share-based compensation	96	93	85
Provision for deferred income taxes	26	21	158
Provision for bad debts	42	31	22
Change in fair value of contingent consideration obligation	—	—	(71)
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	925	216	(129)
Decrease/(increase) in inventories	142	(370)	(495)
Increase/(decrease) in accounts payable	(196)	426	319
Other accrued liabilities and operating items, net	(116)	(281)	(129)
Net cash provided by operating activities	2,524	1,727	1,176

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(519)	(2,239)	(174)
Additions to property and equipment	(249)	(195)	(260)
Purchase of available-for-sale securities, held-to-maturity securities and other investments	(129)	(12)	(35)
Proceeds from sale of investments	47	—	—
Proceeds from maturities of held-to-maturity securities	—	71	92
Net cash used in investing activities	(850)	(2,375)	(377)

Cash flows from financing activities:
Payment of contingent consideration obligation	—	(4)	—
Net change in short-term borrowings	114	(1)	13
Reduction of long-term obligations	(2)	(305)	(251)
Proceeds from long-term obligations, net of issuance costs	—	1,286	496
Net proceeds from issuance of common shares	227	121	42
Tax proceeds/(disbursements) from share-based compensation	39	(19)	(4)
Dividends on common shares	(415)	(353)	(300)
Purchase of treasury shares	(673)	(450)	(450)
Net cash provided by/(used in) financing activities	(710)	275	(454)

Net increase/(decrease) in cash and equivalents	964	(373)	345
Cash and equivalents at beginning of period	1,901	2,274	1,929
Cash and equivalents at end of period	$2,865	$1,901	$2,274

Supplemental information:
Cash payments for interest	$152	$128	$118
Cash payments for income taxes	632	899	513
The accompanying notes are an integral part of these consolidated statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation, Summary of Significant Accounting Policies and Other
Cardinal Health, Inc. is a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. Cardinal Health, Inc. also provides medical products to patients in the home. References to “we”, “our” and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2014, 2013 and 2012 in these consolidated financial statements are to the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
Basis of Presentation
Our consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. To conform to the current year presentation, certain prior year amounts have been reclassified. The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively.
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation, business combinations, goodwill and other intangible asset impairment, vendor reserves, loss contingencies, income taxes and share-based compensation. Actual amounts could ultimately differ from these estimated amounts.
Joint Venture With CVS Caremark
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing entity with CVS Caremark Corporation (“CVS”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 joint venture and have committed to source generic pharmaceuticals through arrangements negotiated by it. Red Oak Sourcing will negotiate generic pharmaceutical supply contracts on behalf of both companies, but will not own products or hold inventory on behalf of either company. We are required to pay 39 quarterly payments of $25.6 million to CVS commencing in October 2014 and, only if certain milestones are achieved, to pay additional predetermined amounts to CVS beginning in fiscal 2016. The fixed payments of $25.6 million will be expensed evenly commencing with the ramp-up of the venture, which we expect to begin by the end of the first quarter of fiscal 2015. No physical assets were contributed by either company to Red Oak Sourcing, and minimal funding has been provided to capitalize the entity.
Cash Equivalents
We consider liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables
Trade receivables are primarily comprised of amounts owed to us through our distribution businesses and are presented net of an allowance for doubtful accounts of $137 million and $134 million at June 30, 2014 and 2013, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We continuously monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 270 days to 5 years, at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and related accrued interest were $158 million (current portion $51 million) and $161 million (current portion $29 million) at June 30, 2014 and 2013, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable are reported net of an allowance for doubtful accounts of $18 million and $17 million at June 30, 2014 and 2013, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
Concentrations of Credit Risk
We maintain cash depository accounts with major banks, and we invest in high quality, short-term liquid instruments and in marketable securities. Our short-term liquid instruments mature within three months and we have not historically incurred any related losses. Investments in marketable securities consist of a portfolio of high-grade instruments. Such investments are made only in instruments issued by highly-rated institutions, whose financial condition we monitor.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Our trade receivables and finance notes and related accrued interest are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the healthcare industry. Such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Historically, such losses have been within our expectations.
Major Customers
The following table summarizes all of our customers that individually account for at least 10 percent of revenue and their corresponding percent of gross trade receivables. The customers in the table below are primarily serviced through our Pharmaceutical segment.

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2014	2013	2012	2014	2013
CVS	28%	23%	22%	22%	19%
Walgreen Co.	4%	20%	21%	—%	24%
Our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") expired on August 31, 2013.
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Novation, LLC and Premier Purchasing Partners, L.P. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 17 percent, 13 percent and 13 percent of revenue for fiscal 2014, 2013 and 2012, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A substantial portion of our inventories (61 percent and 65 percent at June 30, 2014 and 2013, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.

If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2014 or 2013. Inventories valued at LIFO were $98 million and $97 million higher than the average cost value at June 30, 2014 and 2013, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2014 and 2013. Our remaining inventory is primarily stated at the lower of cost, using the first-in, first-out method, or market.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $44 million and $40 million at June 30, 2014 and 2013, respectively. We reserve for inventory obsolescence using estimates based on historical experience, sales trends, specific categories of inventory and age of on-hand inventory.
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
During fiscal 2013, as a result of the reductions in the anticipated future cash flows in our Nuclear Pharmacy Services division as discussed in Note 5, we also performed recoverability testing for the long-lived assets of this division, which consist primarily of leasehold improvements, machinery and equipment. Based on the assessment performed, we determined that the carrying amounts of the long-lived assets are recoverable.
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation expense of $265 million, $269 million and $243 million, for fiscal 2014, 2013 and 2012, respectively.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table presents the components of property and equipment, net at June 30:

(in millions)	2014	2013
Land, building and improvements	$1,419	$1,398
Machinery and equipment	2,326	2,149
Furniture and fixtures	125	122
Total property and equipment, at cost	3,870	3,669
Accumulated depreciation and amortization	(2,411)	(2,180)
Property and equipment, net	$1,459	$1,489
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 3.68 percent at June 30, 2014. The amount of capitalized interest was immaterial for all periods presented.
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
Goodwill and Other Intangible Assets
Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships; trademarks, trade names and patents; and non-compete agreements, are amortized over their useful lives.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. An impairment charge is the amount by which the carrying amount of goodwill exceeds the estimated implied fair value of goodwill. We estimate the implied fair value of goodwill as the excess of the estimated fair value of the reporting unit over the estimated fair value of its net tangible and identifiable intangible assets. This is the same manner we use to recognize goodwill from a business combination. Goodwill impairment testing involves judgment, including the identification of reporting units, the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill.
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division and Cardinal Health China - Pharmaceutical division); Nuclear Pharmacy Services division; Cardinal Health China - Pharmaceutical division; Medical operating segment (excluding our Cardinal Health at Home division ("Home division")); and Home division.
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
We performed annual impairment testing in fiscal 2014, 2013 and 2012 and, with the exception of our Nuclear Pharmacy Services division in fiscal 2013, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. For our fiscal 2014, 2013 and 2012 testing, we elected to bypass the optional qualitative assessment. As discussed further in Note 5, during the fourth quarter of fiscal 2013 we recognized an $829 million ($799 million, net of tax) goodwill impairment charge related to our Nuclear Pharmacy Services division, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings.
We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the undiscounted cash flows expected to be generated by the asset.
Investments
Investments in non-marketable equity securities are accounted for under either the cost or equity method of accounting and are included in other assets in the consolidated balance sheets. For investments in which we can exercise significant influence, we use the equity method of accounting and our share of the earnings and losses, which was immaterial, both individually and in the aggregate, for all periods presented, is recorded in other income, net in the consolidated statements of the earnings. We monitor investments for other-than-temporary impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
During fiscal 2014, we sold our minority equity interests in two investments for proceeds of $47 million, which resulted in a pre-tax gain of $32 million ($20 million, net of tax) included in other income, net in the consolidated statements of earnings.
Also during fiscal 2014, we purchased marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are included within shareholders’ equity in accumulated other comprehensive income ("AOCI"). We monitor these securities for other-than-temporary impairment by considering factors such as the duration that, and the extent to which, the fair value is below cost, the operating performance and credit worthiness of the issuer of the securities and current economic and market conditions. See Note 6 for additional information regarding available-for-sale securities.

We previously held $72 million of investments in fixed income corporate debt securities, which were classified as held-to-maturity and matured during fiscal 2013.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other billing disputes. These disputed transactions are researched and resolved based upon our policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. All adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $82 million and $66 million at June 30, 2014 and 2013, respectively, excluding third-party returns. See separate section in Note 1 for a description of third-party returns.
Vendor Incentives
Fees for services and other incentives received from vendors relating to the purchase or distribution of inventory represent product discounts and are recorded as a reduction of cost of products sold in the consolidated statements of earnings upon sale of the related inventory.
Loss Contingencies
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. See Note 9 for additional information regarding loss contingencies.
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
Share-Based Compensation
Share-based compensation to employees is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The fair value of stock options is determined on the grant date using a lattice valuation model. The fair value of restricted share units and performance share units is determined by the grant date market price of our common shares. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. The compensation expense recognized for share-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. We classify share-based compensation expense in distribution, selling, general and administrative ("SG&A") expenses to correspond with the same line item as the majority of the cash compensation paid to employees. If awards are modified in connection with a restructuring activity, the incremental share-based compensation expense is classified in restructuring and employee severance. See Note 16 for additional information regarding share-based compensation.
Dividends
We paid cash dividends per common share of $1.21, $1.025 and $0.86 in fiscal 2014, 2013 and 2012, respectively.
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

Revenue for deliveries that are directly shipped to customer warehouses from the manufacturer when we act as an intermediary in the ordering and delivery of products is recorded gross. This is in accordance with accounting standards addressing reporting revenue on a gross basis as a principal versus on a net basis as an agent. This revenue is recorded on a gross basis since we incur credit risk from the customer, bear the risk of loss for incomplete shipments and do not receive a separate fee or commission for the transaction and, as such, are the primary obligor. Revenue from these sales is recognized when title transfers to the customer and we have no further obligation to provide services related to such merchandise.
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
Effective June 30, 2013, we updated our policy to accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. This prospective change did not have a material effect on consolidated revenue, cost of products sold or operating earnings. At June 30, 2014 and 2013, the accrual for estimated sales returns and allowances was $273 million and $291 million, respectively, the impact of which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Prior to this change in policy, we recognized sales returns as a reduction of revenue and cost of products sold for the sales price and cost, respectively, when products were returned. Amounts recorded in revenue and cost of products sold under our prior accounting policy closely approximated what would have been recorded had we accrued for estimated sales returns and allowances at the time of the sale transaction. As such, retrospective adoption of our new policy to accrue for estimated sales returns and allowances would not have materially changed our results of operations and financial position in fiscal 2012. Sales returns and allowances were $1.7 billion, $2.3 billion and $1.9 billion, for fiscal 2014, 2013 and 2012, respectively.

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
Distribution Service Agreement and Other Vendor Fees
Our Pharmaceutical segment recognizes fees received from its distribution service agreements and other fees received from vendors related to the purchase or distribution of the vendors’ inventory when those fees have been earned and we are entitled to payment. Since the benefit provided to a vendor is related to the purchase and distribution of the vendor’s inventory, we recognize the fees as a reduction in the carrying value of the inventory that generated the fees, and as such, a reduction of cost of products sold in our consolidated statements of earnings when the inventory is sold.
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $430 million, $419 million and $389 million, for fiscal 2014, 2013 and 2012, respectively. Revenue received for shipping and handling was immaterial for all periods presented.
Restructuring and Employee Severance
We consider restructuring activities to be programs by which we fundamentally change our operations, such as closing and consolidating facilities, moving manufacturing of a product to another location, production or business process sourcing, employee severance (including rationalizing headcount or other significant changes in personnel) and realigning operations (including realignment of the management structure of a business unit in response to changing market conditions). See Note 3 for additional information regarding our restructuring activities.

Amortization and Other Acquisition-Related Costs
We classify costs incurred in connection with acquisitions as amortization and other acquisition-related costs in our consolidated statements of earnings. These costs consist primarily of amortization of acquisition-related intangible assets, transaction costs, integration costs and changes in the fair value of contingent consideration obligations. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in amortization and other acquisition-related costs. See Note 5 for additional information regarding amortization of acquisition-related intangible assets.
In fiscal 2011, we completed the acquisition of privately-held Healthcare Solutions Holding, LLC ("P4 Healthcare") for cash and certain contingent consideration. In connection with this acquisition, the former owners of P4 Healthcare had the right to receive certain contingent payments based on earnings before interest, taxes, depreciation and amortization. As a result of changes in our estimate of performance in future periods, coupled with the progress of discussions with the former owners regarding an early termination and settlement, we recorded a $71 million decrease in fair value of the obligation during fiscal 2012; and settled and terminated the remaining contingent consideration obligation for $4 million in fiscal 2013.
Translation of Foreign Currencies
Financial statements of our subsidiaries outside the United States are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in shareholders’ equity through AOCI utilizing period-end exchange rates. Revenues and expenses of these foreign subsidiaries are translated using average exchange rates during the year.
The foreign currency translation gains/(losses) included in AOCI at June 30, 2014 and 2013 are presented in Note 13. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in other income, net, and were immaterial for all periods presented.
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
Notes to Consolidated Financial Statements (continued)

reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized immediately in net earnings. If a fair value or cash flow hedge ceases to qualify for hedge accounting treatment, the contract continues to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value are recognized immediately in net earnings. If a forecasted transaction is no longer considered probable of occurring, amounts previously deferred in AOCI are recognized immediately in net earnings. See Note 12 for additional information regarding our derivative instruments, including the accounting treatment for instruments designated as fair value, cash flow and economic hedges.
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
Fair Value Measurements
Fair value is defined as the price that would be received upon selling an asset or the price paid to transfer a liability on the measurement date. It focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are:

Level 1 -	Observable prices in active markets for identical assets and liabilities.

Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
See Note 11 for additional information regarding fair value measurements.
Recent Financial Accounting Standards
In June 2014, the Financial Accounting Standards Board ("FASB") issued guidance on accounting for share-based payments with performance targets. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This amendment will be effective for us in the first quarter of fiscal 2018. We are currently evaluating the options for adoption and the impact on our financial position and results of operations.
In April 2014, the FASB issued amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. This amendment will be effective for us in the first quarter of fiscal 2016, with early adoption permitted. We will adopt this guidance on a prospective basis, and we do not expect the adoption to impact our financial position or results of operations.
In July 2013, the FASB issued amended accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exists. This guidance will be effective for us in the first quarter of fiscal 2015. We do not expect the adoption of this guidance to impact our financial position or results of operations.
In March 2013, the FASB issued amended accounting guidance related to a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in the case of sale of an equity method investment that is a

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

foreign entity. This amendment will be effective for us in the first quarter of fiscal 2015. We do not expect the adoption of this guidance to impact our financial position or results of operations.
In February 2013, the FASB issued amended accounting guidance related to reclassifications out of AOCI. An entity is required to present, either parenthetically on the face of the statement where net income is presented or in the notes, the significant amounts, by component, reclassified out of AOCI by the respective line items of net income and to report changes in its AOCI balances by component. We adopted this amended guidance on a prospective basis in the first quarter of fiscal 2014 and have elected to report reclassifications out of AOCI in Note 13. The adoption of this guidance did not impact our financial position or results of operations.
In January 2013, the FASB issued updated guidance to limit the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. We adopted this amended guidance on a retrospective basis in the first quarter of fiscal 2014. The adoption of this guidance did not impact our financial position or results of operations. See Note 11 for additional information regarding fair value measurements of our derivative instruments.
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
2. Acquisitions
We have completed several acquisitions since July 1, 2011, including the acquisitions within our Medical segment described below. The pro forma results of operations and the results of operations for acquisitions since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.
AccessClosure
On May 9, 2014, we completed the acquisition of Access Closure, Inc. ("AccessClosure") for $320 million in an all-cash transaction. We funded the acquisition with cash on hand. The acquisition of AccessClosure, a manufacturer and distributor of extravascular closure devices, expands the Medical segment's portfolio of self-manufactured products.

AssuraMed
On March 18, 2013, we completed the acquisition of AssuraMed, Inc. ("AssuraMed") for $2.07 billion, net of cash acquired, in an all-cash transaction. We funded the acquisition through the issuance of $1.3 billion in fixed rate notes, as discussed in Note 7, and cash on hand. The acquisition of AssuraMed, a provider of medical supplies to homecare providers and patients in the home, expands the Medical segment's ability to serve this patient base. AssuraMed is now known as our Home division. We recognized $20 million of transaction costs associated with the purchase of AssuraMed during fiscal 2013, which are included in amortization and other acquisition-related costs in the consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The estimation of the fair value of assets acquired and liabilities assumed for AccessClosure resulted in goodwill of $159 million and identifiable intangible assets, primarily developed technology, of $133 million with a weighted-average useful life of 9 years. The assessment of fair value for AccessClosure is preliminary and is based on information that was available at the time the consolidated financial statements were prepared.
The estimation of the fair value of assets acquired and liabilities assumed for AssuraMed was completed during fiscal 2014. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for AssuraMed:

(in millions)	Amount	Weighted-Average Useful Lives of Identifiable Intangible Assets
Identifiable intangible assets:
Customer relationships	$460	9
Trade names	160	11
Other	7	3
Total identifiable intangible assets	627	9

Cash and equivalents	25
Trade receivables	103
Inventories	69
Prepaid expenses and other	102
Property and equipment	40
Accounts payable	(71)
Other accrued liabilities	(24)
Deferred income taxes and other liabilities	(180)
Total identifiable net assets acquired	691
Goodwill	1,404
Total net assets acquired	$2,095

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements. The estimated fair value of the identifiable intangible assets was determined primarily using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an appropriate rate of return. The useful lives were determined primarily using inputs such as projected customer retention rates, expected trade name utilization periods, and projected technology obsolescence rates. For AccessClosure and AssuraMed, the discount rates used to arrive at the present value of identifiable intangible assets were 10 and 9.5 percent, respectively, to reflect the internal rate of return and uncertainty in the cash flow projections.
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs related to our restructuring activities:

(in millions)	2014 (3)	2013 (4)	2012
Employee-related costs (1)	$13	$59	$20
Facility exit and other costs (2)	18	12	1
Total restructuring and employee severance	$31	$71	$21

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

(3)	Includes $10 million of primarily facility exit and other costs related to the restructuring within our Medical segment described further below.

(4)	Includes $30 million of employee-related costs and $10 million of facility exit and other costs related to the restructuring within our Medical segment described further below.
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, among other things, we have reorganized our Medical segment, moved production of procedure kits from our facility in Waukegan, Illinois to other facilities, and consolidated office space in Waukegan, Illinois. In addition, we are selling property in Waukegan, Illinois and are exiting our gamma sterilization business in El Paso, Texas.
We currently estimate the total costs associated with this restructuring plan to be approximately $74 million on a pre-tax basis, of which $18 million was recognized in fiscal 2014, including the loss to write down the property in Waukegan, Illinois as discussed in Note 4. Costs of $51 million associated with this restructuring plan were recognized in fiscal 2013, including the loss to write down our gamma sterilization assets as discussed in Note 4. The estimated $5 million remaining costs to be recognized in fiscal 2015 consist of facility exit and other costs.

During the fourth quarter of fiscal 2013, we recognized $11 million of employee-related costs related to a restructuring plan within our Nuclear Pharmacy Services division.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2011	$6	$4	$10
Additions	22	1	23
Payments and other adjustments	(12)	(3)	(15)
Balance at June 30, 2012	$16	$2	$18
Additions	63	2	65
Payments and other adjustments	(24)	(2)	(26)
Balance at June 30, 2013	$55	$2	$57
Additions	23	1	24
Payments and other adjustments	(54)	(3)	(57)
Balance at June 30, 2014	$24	$—	$24
4. Impairments and Loss on Disposal of Assets
In connection with our Medical segment restructuring plan discussed in Note 3, the property in Waukegan, Illinois meets the criteria for classification as held for sale. As a result, during fiscal 2014, we recognized an $8 million loss to write down this property to the estimated fair value, less costs to sell, of $24 million, which is included in prepaid expenses and other in the consolidated balance sheets. The fair value was estimated using inputs such as broker listings and sales agreements and thus represents a Level 2 nonrecurring fair value measurement.
Also in connection with our Medical segment restructuring plan, during fiscal 2013 we recognized an $11 million loss to write down our gamma sterilization assets in El Paso, Texas.
During fiscal 2013, we recognized an $829 million ($799 million, net of tax) goodwill impairment charge related to our Nuclear Pharmacy Services division, as discussed further in Note 5. We also recognized an $8 million loss during fiscal 2013 to write down commercial software under development within our Pharmaceutical segment in connection with our decision to discontinue this project.
During fiscal 2012, we recognized a $16 million loss to write down an indefinite-life intangible asset related to the P4 Healthcare trade name, an asset within our Pharmaceutical segment. We rebranded P4 Healthcare under the Cardinal Health Specialty Solutions name.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical (1)	Medical	Total
Balance at June 30, 2012	$2,876	$1,102	$3,978
Goodwill acquired, net of purchase price adjustments	40	1,409	1,449
Foreign currency translation adjustments and other	7	(4)	3
Impairment	(829)	—	(829)
Balance at June 30, 2013	$2,094	$2,507	$4,601
Goodwill acquired, net of purchase price adjustments	68	216	284
Foreign currency translation adjustments and other	(4)	(3)	(7)
Balance at June 30, 2014	$2,158	$2,720	$4,878

(1)	At June 30, 2014 and 2013, the accumulated goodwill impairment loss was $829 million.
Fiscal 2014
The increase in the Medical segment goodwill during fiscal 2014 is primarily due to the AccessClosure acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity, and expected growth from new customers, new products, and improvements to existing technologies. See Note 2 for further discussion of this acquisition.
Fiscal 2013
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
The decrease in the Pharmaceutical segment goodwill during fiscal 2013 is primarily due to an $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings. This impairment charge did not impact our liquidity, cash flows from operations, or compliance with debt covenants.
As a result of significant softness in the low-energy diagnostics market, we performed interim goodwill impairment testing for our Nuclear Pharmacy Services division during the three months ended December 31, 2012 and determined that there was no impairment, as the fair value of the reporting unit was estimated to be in excess of its carrying amount. During the second half of fiscal 2013, we experienced sustained volume declines and price erosion for the core, low-energy products provided by this division. In addition, we experienced reduced sales for some existing high-energy diagnostic products, slower-than-expected adoption of new high-energy diagnostic products, and reimbursement developments that could have adversely impacted the future growth of these products. Using this information, we adjusted our outlook and long-term business plans for this division during our annual budgeting process. This update resulted in significant reductions in the anticipated future cash flows and estimated fair value for this reporting unit.
We completed our annual goodwill impairment test for fiscal 2013, which we perform annually in the fourth quarter, in conjunction with the preparation of our fiscal 2013 consolidated financial statements. Using a combination of the income-based approach (using a discount rate of 10 percent) and the market-based approach, the fair value of this reporting unit was estimated to be below the carrying amount and therefore indicated impairment. The second step of the impairment test resulted in the impairment of the entire $829 million carrying amount of goodwill for this reporting unit. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at June 30:

	2014
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,043	388	655
Trademarks, trade names and patents	213	69	144
Non-compete agreements	15	11	4
Developed technology and other	243	68	175
Total definite-life intangibles	1,514	536	978
Total other intangible assets	$1,528	$536	$992

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	2013
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	982	230	752
Trademarks, trade names and patents	209	49	160
Non-compete agreements	15	10	5
Developed technology and other	101	56	45
Total definite-life intangibles	1,307	345	962
Total other intangible assets	$1,318	$345	$973
Total amortization of intangible assets was $188 million, $121 million and $79 million for fiscal 2014, 2013 and 2012, respectively. Estimated annual amortization of intangible assets for fiscal 2015 through 2019 is as follows: $177 million, $165 million, $153 million, $116 million and $65 million.
The increase in amortization during fiscal 2014 and 2013 is primarily due to the acquisition of AssuraMed. See Note 2 for further discussion of this acquisition.
6. Available-for-Sale Securities
During fiscal 2014, we purchased marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. We held the following investments in marketable securities at fair value at June 30:

(in millions)	2014
Current available-for-sale securities:
Commercial paper	$4
Treasury bills	85
International bonds	1
Corporate bonds	3
Total current available-for-sale securities	93

Long-term available-for-sale securities:
Corporate bonds	5
U.S. agency bonds	2
Total long-term available-for-sale securities	7
Total available-for-sale securities	$100
Gross unrealized gains and losses were immaterial at June 30, 2014. We did not recognize any other-than-temporary impairments during fiscal 2014. At June 30, 2014, the weighted-average effective maturity of our current and long-term investments was approximately 11 months and 21 months, respectively.

7. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions)	2014	2013
1.7% Notes due 2018	$401	$399
1.9% Notes due 2017	251	250
3.2% Notes due 2022	248	247
3.2% Notes due 2023	549	549
4.0% Notes due 2015	513	524
4.6% Notes due 2043	349	349
4.625% Notes due 2020	525	527
5.8% Notes due 2016	301	301
5.85% Notes due 2017	158	157
6.0% Notes due 2017	197	200
7.0% Debentures due 2026	124	124
7.8% Debentures due 2016	37	37
Other obligations	319	190
Total	$3,972	$3,854
Less: current portion of long-term obligations and other short-term borrowings	801	168
Long-term obligations, less current portion	$3,171	$3,686
Maturities of long-term obligations and other short-term borrowings for fiscal 2015 through 2019 and thereafter are as follows: $801 million, $22 million, $788 million, $561 million, $1 million and $1,799 million.
Long-Term Debt
The 1.7%, 1.9%, 3.2%, 4.0%, 4.6%, 4.625%, 5.8%, 5.85% and 6.0% Notes represent unsecured obligations of Cardinal Health, Inc. The 7.0% and 7.8% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $12.1 billion.
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
Other Financing Arrangements
In addition to cash and equivalents, at June 30, 2014 and 2013, our sources of liquidity include a $1.5 billion revolving credit facility and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. The revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes.
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
We had no outstanding balance under the revolving credit facility at June 30, 2014 and 2013, except for standby letters of credit of zero and $43 million at June 30, 2014 and 2013, respectively. We had no outstanding borrowings from the commercial paper program at June 30, 2014 and 2013. We had no outstanding balance under the committed receivables sales facility program at June 30, 2014 and 2013, except for standby letters of credit of $41 million and zero at June 30, 2014 and 2013, respectively. Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2014, we were in compliance with these financial covenants.

We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $369 million and $304 million at June 30, 2014 and 2013, respectively. The $319 million and $190 million balance of other obligations at June 30, 2014 and 2013, respectively, consisted of short-term borrowings and capital leases.
8. Income Taxes
Earnings before income taxes and discontinued operations are:

(in millions)	2014	2013	2012
U.S. Operations	$1,665	$651	$1,514
Non-U.S. Operations	133	237	184
Earnings before income taxes and discontinued operations	$1,798	$888	$1,698
The provision for income taxes from continuing operations consists of the following:

(in millions)	2014	2013	2012
Current:
Federal	$521	$451	$430
State and local	51	62	27
Non-U.S.	37	19	13
Total current	$609	$532	$470

Deferred:
Federal	$24	$28	$124
State and local	3	(5)	28
Non-U.S.	(1)	(2)	6
Total deferred	26	21	158
Provision for income taxes	$635	$553	$628

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations:

	2014	2013	2012
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	2.5	2.3
Foreign tax rate differential	(1.2)	(4.0)	(2.2)
Nondeductible/nontaxable items	(0.2)	(0.5)	—
Nondeductible goodwill impairment	—	33.2	—
Change in measurement of an uncertain tax position and impact of IRS settlements	(0.4)	(5.7)	0.9
Other	(0.1)	1.8	1.0
Effective income tax rate	35.3%	62.3%	37.0%
The fiscal 2014 effective tax rate was impacted by net favorable discrete items of $37 million, which reduced the rate by 2.1 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($80 million) and release of valuation allowances ($12 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($65 million), primarily as a result of proposed assessments of additional tax.
The fiscal 2013 effective tax rate was unfavorably impacted by 33.2 percentage points ($295 million) due to the nondeductibility of substantially all of the goodwill impairment which was partially offset by the favorable impact of the revaluation of our deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax authorities ($64 million or 7.2 percentage points). During the fourth quarter of fiscal 2013, we recorded an out-of-period increase in income tax expense of $14 million (of which generally less than $1 million pertained to each of the first three quarters of fiscal 2013 and each of the quarters in fiscal 2012 through 2008), which related to uncertain tax benefits, and a decrease in retained earnings of $15 million, which related to the adoption of accounting guidance for uncertain tax benefits in 2008. The amounts were not material individually or in the aggregate to current or prior periods.
At June 30, 2014, we had $1.7 billion of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2014	2013
Deferred income tax assets:
Receivable basis difference	$59	$50
Accrued liabilities	111	115
Share-based compensation	51	66
Loss and tax credit carryforwards	191	158
Deferred tax assets related to uncertain tax positions	84	127
Other	42	82
Total deferred income tax assets	538	598
Valuation allowance for deferred income tax assets	(94)	(88)
Net deferred income tax assets	$444	$510

Deferred income tax liabilities:
Inventory basis differences	$(1,164)	$(1,160)
Property-related	(142)	(173)
Goodwill and other intangibles	(340)	(299)
Other	(7)	(6)
Total deferred income tax liabilities	(1,653)	(1,638)
Net deferred income tax liability	$(1,209)	$(1,128)

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2014	2013
Current deferred income tax asset (1)	$18	$15
Noncurrent deferred income tax asset (2)	15	17
Current deferred income tax liability (3)	(918)	(908)
Noncurrent deferred income tax liability (4)	(324)	(252)
Net deferred income tax liability	$(1,209)	$(1,128)

(1)	Included in prepaid expenses and other in the consolidated balance sheets.

(2)	Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2014, we had gross federal, state and international loss and credit carryforwards of $210 million, $1.3 billion and $85 million, respectively, the tax effect of which is an aggregate deferred tax asset of $191 million. Substantially all of these carryforwards are available for at least three years. Approximately $92 million of the valuation allowance at June 30, 2014 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
We had $510 million, $650 million and $654 million of unrecognized tax benefits at June 30, 2014, 2013 and 2012, respectively. The June 30, 2014, 2013 and 2012 balances include $322 million, $371 million and $337 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2014	2013	2012
Balance at beginning of fiscal year	$650	$654	$747
Additions for tax positions of the current year	16	22	16
Additions for tax positions of prior years	94	97	68
Reductions for tax positions of prior years	(40)	(30)	(3)
Settlements with tax authorities	(210)	(93)	(172)
Expiration of the statute of limitations	—	—	(2)
Balance at end of fiscal year	$510	$650	$654

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately $25 million to an increase of approximately $10 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2014, 2013 and 2012 we had $143 million, $198 million and $209 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During fiscal 2014 and 2012, we recognized $46 million and $28 million of benefit for interest and penalties in income tax expense, respectively. During fiscal 2013, we recognized $24 million of interest and penalties in income tax expense.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We are subject to audit by the IRS for fiscal years 2006 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. state and foreign jurisdictions for fiscal years 2003 through the current fiscal year.
During fiscal 2014, the IRS closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2010, and our transfer pricing arrangements continue to be under consideration as part of these audits. While the IRS has made and could make proposed adjustments to our transfer pricing arrangements, or other matters, we are defending our reported tax positions, and have accounted for the unrecognized tax benefits associated with our tax positions.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), under which CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $210 million and $186 million at June 30, 2014 and 2013, respectively, and is included in other assets in the consolidated balance sheets.
9. Commitments, Contingent Liabilities and Litigation
Commitments
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2014 for fiscal 2015 through 2019 and thereafter are as follows: $97 million, $80 million, $60 million, $45 million, $31 million and $74 million. Rental expense

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

relating to operating leases was $107 million, $92 million and $86 million in fiscal 2014, 2013 and 2012, respectively. Sublease rental income was immaterial for all periods presented.
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
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates.
We are unable to estimate a range of reasonably possible loss for matters described below, since damages or fines have not been specified or the proceedings are at stages where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to trial. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial position, results of operations or cash flows, though the outcome of one or more of these matters could be material to our results of operations for a particular period.
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
Lakeland, Florida Distribution Center DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action, but did not foreclose the possibility of the U.S. Department of Justice (the “DOJ”) seeking civil fines for conduct covered by the settlement agreement. In that regard, we are continuing to provide information to and engage in discussions, including preliminary discussions regarding the feasibility of a settlement, with the DEA and the DOJ.
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
Antitrust Litigation Proceeds
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $24 million and $38 million during fiscal 2014 and 2013, respectively.
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
11. Fair Value Measurements
The following tables present the fair values for those assets measured on a recurring basis at June 30:

	2014
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$740	$—	$—	$740
Forward contracts (2)	—	10	—	10
Available-for-sale securities (3)	—	100	—	100
Other investments (4)	106	—	—	106
Total	$846	$110	$—	$956

	2013
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$348	$—	$—	$348
Forward contracts (2)	—	12	—	12
Other investments (4)	89	—	—	89
Total	$437	$12	$—	$449

(1)
Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.

(2)
The fair value of interest rate swaps, foreign currency contracts and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in the consolidated balance sheets.

(3)
During fiscal 2014, we purchased marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. Observable level 2 inputs such as quoted prices for similar securities, interest rate spreads, yield curves and credit risk are used to determine the fair value. See Note 6 for additional information regarding available-for-sale securities.

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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2014	2013
Assets:
Foreign currency contracts (1)	$1	$4
Forward interest rate swaps (1)	10	—
Forward interest rate swaps (2)	—	20
Pay-floating interest rate swaps (2)	5	—
Commodity contracts (2)	1	—
Total assets	$17	$24

Liabilities:
Foreign currency contracts (3)	$1	$1
Forward interest rate swaps (4)	1	—
Pay-floating interest rate swaps (4)	5	11
Total liabilities	$7	$12

(1)	Included in prepaid expenses and other in the consolidated balance sheets.

(2)	Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
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
During fiscal 2014 and 2013, we entered into pay-floating interest rate swaps with total notional amounts of $300 million and $775 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt.
During fiscal 2013, we terminated notional amounts of $350 million of pay-floating interest rate swaps and received net settlement proceeds of $43 million. These swaps were previously designated as fair value hedges. There was no immediate impact to earnings; however, the fair value adjustment to debt is being amortized over the life of the underlying debt as a reduction to interest expense, net in the consolidated statements of earnings.

The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2014
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,438	Jun 2015	-	Jun 2022

	2013
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,138	Jun 2015	-	Jun 2022
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2014	2013	2012
Pay-floating interest rate swaps (1)	$23	$28	$38
Fixed-rate debt (1)	(23)	(28)	(38)

(1)	Included in interest expense, net in the consolidated statements of earnings.
There was no ineffectiveness associated with these derivative instruments.
Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.
We enter into forward interest rate swaps to manage variability of expected future cash flows from changing interest rates. During fiscal 2014 and 2013, we entered into forward interest rate swaps with total notional amounts of $50 million and $250 million, respectively, to hedge probable, but not firmly committed, future transactions associated with our debt.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2014 and 2013, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, European euro and Thai baht.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables summarize the outstanding cash flow hedges at June 30:

	2014
(in millions)	Notional Amount	Maturity Date
Forward interest rate swaps	$300	Jun 2025	-	Oct 2026
Foreign currency contracts	182	Jul 2014	-	Jun 2015
Commodity contracts	24	Jul 2014	-	Mar 2017

	2013
(in millions)	Notional Amount	Maturity Date
Forward interest rate swaps	$250	Jun 2025
Foreign currency contracts	164	Jul 2013	-	Jun 2014
Commodity contracts	24	Jul 2013	-	Mar 2016
The following table summarizes the gain/(loss) included in AOCI for derivative instruments designated as cash flow hedges at June 30:

(in millions)	2014	2013
Forward interest rate swaps	$9	$20
Commodity contracts	1	—
Foreign currency contracts	(1)	3
The following table summarizes the gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2014	2013	2012
Foreign currency contracts (1)	$—	$1	$1
Foreign currency contracts (2)	2	1	(1)
Foreign currency contracts (3)	1	1	(1)
Commodity contracts (3)	—	1	2
Forward interest rate swaps (4)	—	1	—

(1)	Included in revenue in the consolidated statements of earnings.

(2)	Included in cost of products sold in the consolidated statements of earnings.

(3)	Included in SG&A expenses in the consolidated statements of earnings.

(4)	Included in interest expense, net in the consolidated statements of earnings.
The amount of ineffectiveness associated with these derivative instruments was immaterial for all periods presented.
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
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2014
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$461	Jul 2014	-	Sep 2014

	2013
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$479	Jul 2013	-	Sep 2013
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2014	2013	2012
Foreign currency contracts (1)	$12	$6	$(39)
Commodity contracts (1)	—	—	(1)

(1)	Included in other income, net in the consolidated statements of earnings.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at June 30, 2014 and June 30, 2013 approximate fair value due to their short-term maturities.
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

(in millions)	2014	2013
Estimated fair value	$4,115	$3,899
Carrying amount	3,972	3,854
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
Notes to Consolidated Financial Statements (continued)

The following table is a summary of the fair value gain/(loss) of our derivative instruments, based upon the estimated amount that we would receive (or pay) to terminate the contracts at June 30:

	2014		2013
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$1,438	$—	$1,138	$(11)
Foreign currency contracts	643	—	643	3
Forward interest rate swaps	300	9	250	20
Commodity contracts	24	1	24	—
The fair values are based on quoted market prices for the same or similar instruments, which represents a Level 2 measurement.
13. Shareholders' Equity
At June 30, 2014 and 2013, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2014 and 2013.
We repurchased $1.6 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2014, 2013 and 2012, as described below. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2014, we repurchased 9.9 million common shares having an aggregate cost of $673 million. The average price paid per common share was $67.85.
During fiscal 2013, we repurchased 10.2 million common shares having an aggregate cost of $450 million. The average price paid per common share was $44.11.
During fiscal 2012, we repurchased 10.3 million common shares having an aggregate cost of $450 million. The average price paid per common share was $43.64.

Accumulated Other Comprehensive Income
The following table summarizes the changes in the balance of AOCI by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Income
Balance at June 30, 2012	$36	$1	$37

Other comprehensive income/(loss), net of tax before reclassifications	18	8	26
Amounts reclassified to earnings	—	5	5
Total other comprehensive income, net of tax of $9 million	18	13	31
Balance at June 30, 2013	$54	$14	$68

Other comprehensive income/(loss), net of tax before reclassifications	9	(10)	(1)
Amounts reclassified to earnings	—	3	3
Total other comprehensive income/(loss), net of tax of $5 million	9	(7)	2
Balance at June 30, 2014	$63	$7	$70
Activity related to unrealized gains and losses on available-for-sale securities as described in Note 6, was immaterial during fiscal 2014.
14. Earnings Per Share
The following table reconciles the number of common shares used to compute basic and diluted earnings per share:

(in millions)	2014	2013	2012
Weighted-average common shares–basic	341	341	345

Effect of dilutive securities:
Employee stock options, restricted shares, restricted share units and performance share units	4	3	4
Weighted-average common shares–diluted	345	344	349
The potentially dilutive employee stock options, restricted shares, restricted share units and performance share units that were antidilutive for fiscal 2014, 2013 and 2012 were zero, 9 million and 10 million, respectively.
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
The Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical, over-the-counter healthcare and consumer products in the United States. This segment also operates nuclear pharmacies and cyclotron facilities, provides pharmacy services to hospitals and other healthcare facilities, and provides services to healthcare companies supporting the marketing, distribution and payment for specialty pharmaceutical products. Through our Cardinal Health China division, this segment imports and distributes pharmaceuticals, over-the-counter healthcare and consumer products as well as provides specialty pharmacy and other services in China.
The Medical segment distributes a broad range of medical, surgical and laboratory products to hospitals, ambulatory surgery centers, clinical laboratories, physician offices and other healthcare providers in the United States, Canada and China and to patients in the home in the United States. This segment also manufactures, sources and develops its own line of private brand medical and surgical products. Our medical and surgical products are sold directly or through third-party distributors in the United States, Canada, Europe and other regions internationally.
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2014	2013	2012
Pharmaceutical (1)	$80,110	$91,097	$97,925
Medical	10,962	10,060	9,642
Total segment revenue	91,072	101,157	107,567
Corporate (2)	12	(64)	(15)
Total revenue	$91,084	$101,093	$107,552

(1)	Our pharmaceutical distribution contract with Walgreens expired on August 31, 2013. Our pharmaceutical distribution contract with Express Scripts, Inc. expired on September 30, 2012.

(2)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
We evaluate segment performance based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment SG&A expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and other ratable allocation methodologies. Other income, net, interest expense, net and provision for income taxes are not allocated to the segments.
Restructuring and employee severance, amortization and other acquisition-related costs, impairments and loss on disposal of assets and litigation (recoveries)/charges, net are not allocated to the segments. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $33 million, $37 million and $21 million for fiscal 2014, 2013 and 2012, respectively.
The following table presents segment profit by reportable segment and Corporate:

(in millions)	2014	2013	2012
Pharmaceutical	$1,745	$1,734	$1,558
Medical	444	372	332
Total segment profit	2,189	2,106	1,890
Corporate	(304)	(1,110)	(98)
Total operating earnings	$1,885	$996	$1,792
The following tables present depreciation and amortization and additions to property and equipment by reportable segment and at Corporate:

(in millions)	2014	2013	2012
Pharmaceutical	$128	$125	$114
Medical	130	137	119
Corporate	201	135	92
Total depreciation and amortization	$459	$397	$325

(in millions)	2014	2013	2012
Pharmaceutical	$72	$46	$44
Medical	72	48	100
Corporate	105	101	116
Total additions to property and equipment	$249	$195	$260
The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2014	2013	2012
Pharmaceutical	$15,361	$16,258	$16,642
Medical	6,768	6,521	4,399
Corporate	3,904	3,040	3,219
Total assets	$26,033	$25,819	$24,260

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present revenue and property and equipment, net by geographic area:

(in millions)	2014	2013	2012
United States	$87,449	$97,994	$105,205
International	3,635	3,099	2,347
Total revenue	$91,084	$101,093	$107,552

(in millions)	2014	2013	2012
United States	$1,301	$1,355	$1,425
International	158	134	126
Property and equipment, net	$1,459	$1,489	$1,551
16. Share-Based Compensation and Savings Plans
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2014, 26 million shares remain available for future issuances under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (“2011 LTIP”). Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 10 million shares could be issued under awards other than stock options while 26 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest.
The following table provides total share-based compensation expense by type of award:

(in millions)	2014	2013	2012
Restricted shares and share unit expense	$62	$60	$55
Employee stock option expense	21	23	25
Performance share unit expense	13	10	6
Stock appreciation right income	—	—	(1)
Total share-based compensation	$96	$93	$85
The total tax benefit related to share-based compensation was $33 million, $32 million and $31 million for fiscal 2014, 2013 and 2012, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2012	21	$37.29
Granted	3	39.81
Exercised	(6)	33.19
Canceled and forfeited	(3)	46.91
Outstanding at June 30, 2013	15	$36.97
Granted	2	51.77
Exercised	(7)	38.29
Canceled and forfeited	—	—
Outstanding at June 30, 2014	10	$39.16
Exercisable at June 30, 2014	5	$33.62
The following tables provide additional data related to stock option activity:

(in millions, except per share amounts)	2014	2013	2012
Aggregate intrinsic value of outstanding options at period end	$282	$156	$137
Aggregate intrinsic value of exercisable options at period end	185	113	84
Aggregate intrinsic value of exercised options	155	64	27
Cash received upon exercise	227	121	42
Cash tax proceeds/(disbursements) realized related to exercise	39	(19)	(4)
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	24	22	25
Total fair value of shares vested during the year	20	28	26
Weighted-average grant date fair value per stock option	10.32	8.15	9.26

(in years)	2014	2013	2012
Weighted-average remaining contractual life of outstanding options	6	4	3
Weighted-average remaining contractual life of exercisable options	4	3	2
Weighted-average period over which stock option compensation cost is expected to be recognized	2	2	2
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

	2014			2013			2012
Risk-free interest rate	1.9%	-	2.0%	1.1%	-	1.3%	1.2%	-	1.3%
Expected volatility	27%			29%			29%
Dividend yield	1.8%	-	2.4%	2.1%	-	2.5%	2.0%	-	2.1%
Expected life in years	6			6			6
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted shares and restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted shares and restricted share units under the Plans:

(in millions, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	4	$35.46
Granted	2	40.02
Vested	(2)	33.41
Canceled and forfeited	(1)	38.84
Nonvested at June 30, 2013	3	$38.74
Granted	1	52.40
Vested	(1)	37.59
Canceled and forfeited	—	—
Nonvested at June 30, 2014	3	$45.65
The following table provides additional data related to restricted share and restricted share unit activity:

(in millions)	2014	2013	2012
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$75	$67	$67
Weighted-average period over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$55	$60	$54
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	0.5	$42.60
Granted	0.3	39.81
Vested	—	—
Canceled and forfeited	—	—
Nonvested at June 30, 2013	0.8	$41.37
Granted	0.3	51.49
Vested (1)	(0.2)	41.60
Canceled and forfeited	—	—
Nonvested at June 30, 2014	0.9	$44.41

(1)	Vested based on achievement of 143 percent of the target performance goal.
The following table provides additional data related to performance share unit activity:

(in millions)	2014	2013	2012
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$15	$12	$12
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$7	$—	$—
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement savings plans was $75 million, $68 million and $53 million for fiscal 2014, 2013 and 2012, respectively.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17. Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for fiscal 2014 and 2013. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2014
Revenue	$24,523	$22,240	$21,427	$22,894
Gross margin	1,264	1,345	1,297	1,256
Distribution, selling, general and administrative expenses	732	766	736	795
Earnings from continuing operations	340	275	315	234
Earnings/(loss) from discontinued operations	(1)	3	—	—
Net earnings	339	278	315	234

Earnings from continuing operations per common share:
Basic	$1.00	$0.80	$0.92	$0.69
Diluted	0.99	0.79	0.91	0.68

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Fiscal 2013
Revenue	$25,889	$25,232	$24,552	$25,420
Gross margin	1,159	1,224	1,291	1,247
Distribution, selling, general and administrative expenses	690	699	712	775
Earnings/(loss) from continuing operations	272	303	346	(586)
Loss from discontinued operations, net of tax	(1)	—	(1)	—
Net earnings/(loss)	271	303	345	(586)

Earnings/(loss) from continuing operations per common share:
Basic	$0.80	$0.89	$1.01	$(1.72)
Diluted (3)	0.79	0.88	1.00	(1.72)

(1)
During the fourth quarter of fiscal 2014, we recorded an out-of-period decrease in revenue of $14 million related to customer pricing adjustments, of which $1 million pertained to each of the first three quarters of fiscal 2014 and each quarter of fiscal 2013. The amounts were not material individually or in the aggregate to current or prior periods.

(2)
During the fourth quarter of fiscal 2013, we recorded an out-of-period increase in income tax expense of $14 million related to uncertain tax benefits, of which generally less than $1 million pertained to the each of the first three quarters of fiscal 2013. The amounts were not material individually or in the aggregate to current or prior periods.

(3)
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
Item 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2014.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cardinal Health, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Cardinal Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2014 of Cardinal Health, Inc. and subsidiaries and our report dated August 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Columbus, Ohio
August 13, 2014

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 9B: Other Information
None.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part III

Item 10: Directors, Executive Officers and Corporate Governance
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and set forth below regarding our Standards of Business Conduct, the information called for in this Item 10 is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2014 Annual Meeting of Shareholders (our “2014 Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”
We have adopted Standards of Business Conduct that apply to all of our directors, officers and employees. The Standards of Business Conduct outline our corporate values and standards of integrity and behavior and are designed to protect and promote our reputation. The full text of the Standards of Business Conduct is posted on our website at www.cardinalhealth.com under “About us — Corporate Governance — Environmental, Social and Governance — Ethics and Compliance.”
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
Item 11: Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2014 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information related to Security Ownership of Certain Beneficial Owners called for by this Item 12 is incorporated by reference to our 2014 Proxy Statement under the captions "Equity Compensation Plan Information" and “Share Ownership Information.”
Item 13: Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2014 Proxy Statement under the captions

“Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14: Principal Accounting Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2014 Proxy Statement under the caption “Audit Committee Report and Audit Matters.”

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part IV

Item 15: Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in Item 8 of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	65
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

4.3.2	4.625% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2010, File No. 1-11373)
4.3.3	1.900% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.3.4	3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Exhibit Number	Exhibit Description
4.3.5	1.700% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.6	3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.7	4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.4
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

10.1.1	Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*
10.1.2	First Amendment to Cardinal Health, Inc. 2011 Long-Term Incentive Plan*
10.1.3
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grant made to executive officer in April 2012) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.4
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2012) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.1.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2013 and thereafter) (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.1.6
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in April and August 2012) (incorporated by reference to Exhibit 10.3 to Cardinal Health's Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.7
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2013) (incorporated by reference to Exhibit 10.1.7 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.1.8	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2014 and thereafter)*
10.1.9
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.10
Form of Amendment to Stock Option and Restricted Share Units Agreements under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan, the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan and the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1.9 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.1.11
Form of Amendment to Performance Share Units Agreements under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan and the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.10 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.2.1
Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.2.2
First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.3
Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.4	Third Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan*
10.2.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2006) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.2.6
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2007) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K/A filed on August 13, 2007, File No. 1-11373)*

10.2.7
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in February and August 2008) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.2.8
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.9
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2010 and August 2011) (incorporated by reference to Exhibit 10.1.11 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.2.10
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2008) (incorporated by reference to Exhibit 10.2.12 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File. No 1-11373)*

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Exhibit Number	Exhibit Description
10.2.11
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.12
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2010 (incorporated by reference to Exhibit 10.1.17 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.2.13
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2011) (incorporated by reference to Exhibit 10.1.12 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2011, File No. 1-11373)*

10.2.14
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 4, 2011, File No. 1-11373)*

10.2.15
Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on August 7, 2007 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.10 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.2.16
Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on November 6, 2007 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.2.17
Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on September 26, 2008 amending outstanding Nonqualified Stock Option Agreements under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.3.1
Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-11373)*

10.3.2
Copy of resolutions adopted by the Human Resources and Compensation Committee of the Board of Directors on May 7, 2002 amending the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan and the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.3.3
Third Amendment to the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.3.4
Fourth Amendment to Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.3.5
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (grant made to executive officer in April 2005) (incorporated by reference to Exhibit 10.06 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-11373)*

10.3.6
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.3.7
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (grants made in November 2005) (incorporated by reference to Exhibit 10.07 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.4.1
Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-11373)*

10.4.3
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Outside Directors Equity Incentive Plan (grants made in November 2003 and December 2004) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-11373)*

10.4.4
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2005 and December 2006) (incorporated by reference to Exhibit 10.08 to Cardinal Health’s Current Report on Form 8-K filed on November 7, 2005, File No. 1-11373)*

10.4.5
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November and December 2006 and August and November 2007) (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.4.6
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (grants made in November 2006 and August and November 2007) (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.5.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.5.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.5.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.5.4
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Exhibit Number	Exhibit Description
10.5.5
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-11373)*

10.5.6
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in August, November and December 2009) (incorporated by reference to Exhibit 10.2.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.5.7
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2010) (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-11373)*

10.5.8
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (for grants made in November 2011 and 2012) (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 1-11373)*

10.5.9
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2013 and thereafter) (incorporated by reference to Exhibit 10.5.7 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.6.1
Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (For current and former U.S. Cardinal Health employees) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on September 1, 2009, File No. 1-11373)*

10.6.2
Term Sheet for Adjustments to Cardinal Health Stock Options and Terms of CareFusion Stock Options (For Directors) (incorporated by reference to Exhibit 10.5.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.7.1
Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.7.2
Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.7.3
Third Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.8.1
Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6.5 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)*

10.8.2
First Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.8.3
Second Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)*

10.8.4
Third Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11373)*

10.8.5
Fourth Amendment to the Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)*

10.8.6
Fifth Amendment to the Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-11373)*

10.9.1
Cardinal Health, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.9.2
First Amendment to the Cardinal Health, Inc. Amended and Restated Management Incentive (incorporated by reference to Exhibit 10.7.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.10
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.11.1
Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 6, 2012, File No. 1-11373) *

10.11.2
Form of Aircraft Time Sharing Agreement, effective as of January 1, 2013, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)*

10.11.3
Amended and Restated Aircraft Time Sharing Agreement, effective February 5, 2014, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-11373)*

10.12.1
Retirement Letter Agreement, dated June 10, 2014, between Cardinal Health, Inc. and Jeffrey W. Henderson (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on June 11, 2014, File No. 1-11373)*

10.12.2
Confidentiality and Business Protection Agreement, dated June 10, 2014, between Cardinal Health, Inc. and Jeffrey W. Henderson (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on June 11, 2014, File No. 1-11373)*

10.13
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.14
Confidentiality and Business Protection Agreement, effective as of April 9, 2012, between Cardinal Health, Inc. and Donald M. Casey Jr. (incorporated by reference to Exhibit 10.14.1 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.15.1
Description of Nonemployee Directors Compensation effective November 2, 2011 (incorporated by reference to Exhibit 10.14.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2011, File No. 1-11373)*

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Exhibit Number	Exhibit Description
10.15.2
Description of Nonemployee Directors Compensation effective November 6, 2013 (incorporated by reference to Exhibit 10.14.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, File No. 1-11373)*

10.16.1
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.16.2
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual executive officers (incorporated by reference to Exhibit 10.39 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.17.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.17.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.17.3
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.17.4
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.17.5
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.17.6
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.17.7
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.17.8
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.17.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.17.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.17.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.17.12
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.17.13
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.17.14
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.17.15
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.17.16
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.18.1
Five-Year Credit Agreement, dated as of May 12, 2011, among the Company, certain lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. as Syndication Agents, Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents, and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on May 13, 2011, File No. 1-11373)

10.18.2	Amendment No. 1 to Five-Year Credit Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on June 5, 2013, File No. 1-11373)
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

10.19.10
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

10.19.11
Fourth Amended and Restated Performance Guaranty, dated as of November 6, 2012, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.19.12
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

10.20.3
CareFusion Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to CareFusion’s Registration Statement on Form S-8 (File No. 333-161615) filed with the Securities and Exchange Commission on August 28, 2009)*

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2014.

Cardinal Health, Inc.

By:	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2014.

Name	Title
/s/ GEORGE S. BARRETT	Chairman and Chief Executive Officer and Director (principal executive officer)
George S. Barrett

/s/ JEFFREY W. HENDERSON	Chief Financial Officer (principal financial officer)
Jeffrey W. Henderson

/s/ STUART G. LAWS	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Stuart G. Laws

/s/ DAVID J. ANDERSON	Director
David J. Anderson

/s/ COLLEEN F. ARNOLD	Director
Colleen F. Arnold

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ JOHN F. FINN	Director
John F. Finn

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ CLAYTON M. JONES	Director
Clayton M. Jones

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ DAVID P. KING	Director
David P. King

/s/ RICHARD C. NOTEBAERT	Director
Richard C. Notebaert

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts (1)

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (2)	Charged to Other Accounts (3)	Deductions (4)	Balance at End of Period
Fiscal 2014
Accounts receivable	$134	$51	$2	$(50)	$137
Finance notes receivable	17	—	2	(1)	18
Sales returns and allowances (5)	291	1,735	—	(1,753)	273
Other	1	—	—	—	1
	$443	$1,786	$4	$(1,804)	$429

Fiscal 2013
Accounts receivable	$126	$40	$2	$(34)	$134
Finance notes receivable	16	1	—	—	17
Sales returns and allowances (5)	—	291	—	—	291
Other	1	—	—	—	1
	$143	$332	$2	$(34)	$443

Fiscal 2012
Accounts receivable	$134	$22	$1	$(31)	$126
Finance notes receivable	15	—	—	1	16
Other	1	—	—	—	1
	$150	$22	$1	$(30)	$143

(1)	Amounts included herein pertain to the continuing operations of the Company.

(2)
Fiscal 2014 and 2013 include $9 million and $10 million, respectively, for reserves related to customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in gross margin in the consolidated statements of earnings.

(3)	Recoveries of amounts provided for or written off in prior years were $3 million for fiscal 2014 and $1 million for both fiscal 2013 and 2012, respectively.

(4)	Write-off of uncollectible accounts or actual sales returns.

(5)
Effective June 30, 2013, we prospectively updated our policy to accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Prior to this change in policy, we recognized sales returns as a reduction of revenue and cost of products sold for the sales price and cost, respectively, when products were returned.