Form 10-Q
period 2014-09-30
CARDINAL HEALTH INC
filed 2014-11-05
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2014, was the following: 330,961,546.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended September 30
(in millions, except per common share amounts)	2014	2013
Revenue	$24,070	$24,523
Cost of products sold	22,729	23,259
Gross margin	1,341	1,264

Operating expenses:
Distribution, selling, general and administrative expenses	775	732
Restructuring and employee severance	19	11
Amortization and other acquisition-related costs	53	49
Impairments and loss on disposal of assets	—	—
Litigation (recoveries)/charges, net	28	1
Operating earnings	466	471

Other income, net	(3)	(4)
Interest expense, net	34	33
Earnings before income taxes and discontinued operations	435	442

Provision for income taxes	169	102
Earnings from continuing operations	266	340

Loss from discontinued operations, net of tax	—	(1)
Net earnings	$266	$339

Basic earnings per common share:
Continuing operations	$0.79	$1.00
Discontinued operations	—	—
Net basic earnings per common share	$0.79	$1.00

Diluted earnings per common share:
Continuing operations	$0.78	$0.99
Discontinued operations	—	—
Net diluted earnings per common share	$0.78	$0.99

Weighted-average number of common shares outstanding:
Basic	336	340
Diluted	340	344

Cash dividends declared per common share	$0.3425	$0.3025
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30
(in millions)	2014	2013
Net earnings	$266	$339

Other comprehensive income/(loss):
Net change in foreign currency translation adjustments	(24)	24
Net unrealized gain/(loss) on derivative instruments, net of tax	—	—
Total other comprehensive income/(loss), net of tax	(24)	24
Total comprehensive income	$242	$363
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	September 30, 2014	June 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,469	$2,865
Trade receivables, net	5,662	5,380
Inventories, net	8,069	8,266
Prepaid expenses and other	1,338	1,428
Total current assets	17,538	17,939

Property and equipment, net	1,434	1,459
Goodwill and other intangibles, net	5,923	5,870
Other assets	816	765
Total assets	$25,711	$26,033

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,995	$12,149
Current portion of long-term obligations and other short-term borrowings	843	801
Other accrued liabilities	2,058	2,165
Total current liabilities	14,896	15,115

Long-term obligations, less current portion	3,164	3,171
Deferred income taxes and other liabilities	1,395	1,346

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at September 30, 2014 and June 30, 2014	2,948	2,980
Retained earnings	4,925	4,774
Common shares in treasury, at cost: 30 million shares and 27 million shares at September 30, 2014 and June 30, 2014, respectively	(1,663)	(1,423)
Accumulated other comprehensive income	46	70
Total shareholders’ equity	6,256	6,401
Total liabilities and shareholders’ equity	$25,711	$26,033
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30
(in millions)	2014	2013
Cash flows from operating activities:
Net earnings	$266	$339
Loss from discontinued operations, net of tax	—	1
Earnings from continuing operations	266	340

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	108	117
Gain on sale of other investments	(5)	—
Share-based compensation	25	24
Provision for bad debts	12	12
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	(291)	1,395
Decrease in inventories	199	1,098
Decrease in accounts payable	(157)	(1,852)
Other accrued liabilities and operating items, net	(96)	(183)
Net cash provided by operating activities	61	951

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(61)	(25)
Additions to property and equipment	(36)	(26)
Purchase of available-for-sale securities and other investments	(75)	—
Proceeds from sale of available-for-sale securities and other investments	91	—
Net cash used in investing activities	(81)	(51)

Cash flows from financing activities:
Net change in short-term borrowings	40	20
Net proceeds from issuance of common shares	25	75
Tax proceeds from share-based compensation	38	12
Dividends on common shares	(119)	(105)
Purchase of treasury shares	(360)	(50)
Net cash used in financing activities	(376)	(48)

Net increase/(decrease) in cash and equivalents	(396)	852
Cash and equivalents at beginning of period	2,865	1,901
Cash and equivalents at end of period	$2,469	$2,753
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. To conform to the current year presentation, certain prior year amounts have been reclassified. References to "we," "our" and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2015 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015.
These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the "2014 Form 10-K"). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
Recent Financial Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. This amendment will be effective for us in the fourth quarter of fiscal 2017, with early adoption permitted. We do not expect the adoption of this guidance to impact our financial statement disclosures.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This amendment will be effective for us in the first quarter of fiscal 2018. We are continuing to evaluate the options for adoption and the impact on our financial position and results of operations.
In July 2013, the FASB issued amended accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exists. We adopted this guidance in the first quarter of fiscal 2015. The adoption of this guidance did not impact our financial position or results of operations.
In March 2013, the FASB issued amended accounting guidance related to a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in the case of sale of an equity method investment that is a foreign entity. We adopted this amended guidance in the first quarter of fiscal 2015. The adoption of this guidance did not impact our financial position or results of operations.
2. Acquisitions
While we have completed acquisitions during the three months ended September 30, 2014, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.
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
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs related to our restructuring activities:

	Three Months Ended September 30
(in millions)	2014	2013
Employee-related costs (1)	$16	$4
Facility exit and other costs (2)	3	7
Total restructuring and employee severance	$19	$11

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The majority of restructuring costs incurred during the three months ended September 30, 2014 and 2013 related to restructuring activities within our Medical segment.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2014	$24	$—	$24
Additions	17	—	17
Payments and other adjustments	(11)	—	(11)
Balance at September 30, 2014	$30	$—	$30
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2014	$2,158	$2,720	$4,878
Goodwill acquired, net of purchase price adjustments	6	50	56
Foreign currency translation adjustments and other	6	(5)	1
Balance at September 30, 2014	$2,170	$2,765	$4,935

Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at:

	September 30, 2014
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,039	404	635
Trademarks, trade names and patents	221	74	147
Developed technology and other	296	104	192
Total definite-life intangibles	1,556	582	974
Total other intangible assets	$1,570	$582	$988

	June 30, 2014
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,043	388	655
Trademarks, trade names and patents	213	69	144
Developed technology and other	258	79	179
Total definite-life intangibles	1,514	536	978
Total other intangible assets	$1,528	$536	$992
Total amortization of intangible assets was $45 million and $46 million for the three months ended September 30, 2014 and 2013, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2015 through 2019 is as follows: $139 million, $174 million, $165 million, $123 million and $77 million.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	September 30, 2014	June 30, 2014
Current available-for-sale securities:
Commercial paper	$15	$4
Treasury bills	3	85
International bonds	1	1
Corporate bonds	4	3
U.S. agency mortgage-backed securities	2	—
Total current available-for-sale securities	25	93

Long-term available-for-sale securities:
Corporate bonds	10	5
U.S. agency bonds	43	2
U.S. agency mortgage-backed securities	13	—
Total long-term available-for-sale securities	66	7
Total available-for-sale securities	$91	$100
Gross unrealized gains and losses were immaterial at September 30, 2014. During the three months ended September 30, 2014, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments. At September 30, 2014 the weighted-average effective maturity of our current and long-term investments was approximately 5 months and 17 months, respectively.
6. Income Taxes
Generally, fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended September 30, 2014, the effective tax rate of 38.9 percent was unfavorably impacted by 2.6 percentage points ($11 million) due to the remeasurement of unrecognized tax benefits and 2.4 percentage points ($10 million) due to nondeductibility of litigation charges, partially offset by 3.3 percentage points ($14 million) due to adjusting deferred tax assets and related valuation allowances for the impact of Puerto Rico tax law changes enacted during the quarter.
During the three months ended September 30, 2013, the effective tax rate of 23.2 percent was impacted by net favorable discrete items of $61 million, which reduced the rate by 13.7 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($63 million).

We had $524 million and $510 million of unrecognized tax benefits at September 30, 2014 and June 30, 2014, respectively. The September 30, 2014 and June 30, 2014 balances include $331 million and $322 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At September 30, 2014 and June 30, 2014, we had $155 million and $143 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately $45 million to an increase of approximately $20 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We are subject to audit by the IRS for fiscal years 2006 through the current fiscal year. We are generally subject to audit by taxing authorities in various U.S. state and foreign jurisdictions for fiscal years 2003 through the current fiscal year.
The IRS is currently conducting audits of fiscal years 2006 through 2010, and our transfer pricing arrangements continue to be under consideration as part of these audits. While the IRS has made and could make proposed adjustments to our transfer pricing arrangements or other matters, we are defending our reported tax positions, and have accounted for the unrecognized tax benefits associated with our tax positions.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), under which CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $212 million and $210 million at September 30, 2014 and June 30, 2014, respectively, and is included in other assets in the condensed consolidated balance sheets.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

7. Commitments, Contingent Liabilities and Litigation
Commitments
Joint Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing entity with CVS Health Corporation (“CVS”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 joint venture and have committed to source generic pharmaceuticals through arrangements negotiated by it. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies, but does not own products or hold inventory on behalf of either company. We are required to pay 39 quarterly payments of $25.6 million to CVS commencing in October 2014 and, only if certain milestones are achieved, to pay additional predetermined amounts to CVS beginning in fiscal 2016. The fixed payments of $25.6 million will be expensed evenly commencing during the second quarter of fiscal 2015. No physical assets were contributed by either company to Red Oak Sourcing, and minimal funding has been provided to capitalize the entity.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters incidental to our business, including governmental investigations and enforcement actions, personal injury claims, employment matters, commercial disputes, intellectual property matters, government contract compliance matters, disputes regarding environmental clean-up costs, claims in connection with acquisitions and divestitures and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters.
We may be named from time to time in qui tam actions, which are initiated by private third parties purporting to act on behalf of federal or state governments that allege that false claims have been submitted or have been caused to be submitted for payment by the government. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on behalf of the government.
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
With respect to the matters described below, we are unable to estimate a range of reasonably possible loss for matters for which there is no accrual or additional loss for matters for which we already have recorded an accrual, since damages or fines have not been specified or the proceedings are at stages where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to trial. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial position, results of operations or cash flows, though the outcome of one or more of these matters could be material to our results of operations for a particular period.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action. The settlement agreement did not foreclose the possibility of the U.S. Department of Justice (the “DOJ”) seeking civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to provide information to and engage in discussions with several offices of the DOJ, including preliminary discussions regarding the feasibility of a settlement, and have accrued $27 million for this matter.
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
Federal False Claims Investigation
As previously disclosed, the DOJ had requested information in connection with an investigation of possible violations of the federal False Claims Act with respect to our Medical segment’s administration of a prime vendor agreement with the federal government. The investigation was prompted by a qui tam action filed under seal by a private third party. In September 2014, the DOJ declined to intervene in the qui tam action.
FTC Investigation
The Federal Trade Commission (“FTC”) has been investigating supplier arrangements involving our Nuclear Pharmacy Services division primarily focused on the period between 2003 and 2008, and we have been providing information to and cooperating with the FTC on this matter. We believe that the FTC commissioners are now considering whether or not to take civil action against us.
8. Fair Value Measurements
The following tables present the fair values for those assets measured on a recurring basis at:

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$309	$—	$—	$309
Forward contracts (2)	—	5	—	5
Available-for-sale securities (3)	—	91	—	91
Other investments (4)	108	—	—	108
Total	$417	$96	$—	$513

	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$740	$—	$—	$740
Forward contracts (2)	—	10	—	10
Available-for-sale securities (3)	—	100	—	100
Other investments (4)	106	—	—	106
Total	$846	$110	$—	$956

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

(3)
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. Observable Level 2 inputs such as quoted prices for similar securities, interest rate spreads, yield curves and credit risk are used to determine the fair value. See Note 5 for additional information regarding available-for-sale securities.

(4)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds primarily invest in the equity securities of companies with large market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

9. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2014 Form 10-K.
During the three months ended September 30, 2014, we entered into forward interest rate swaps with a total notional amount of $50 million to hedge probable, but not firmly committed, future transactions associated with our debt.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at September 30, 2014 and June 30, 2014 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2014	June 30, 2014
Estimated fair value	$4,122	$4,115
Carrying amount	4,007	3,972
The estimated fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

10. Shareholders' Equity
Share Repurchases
During the three months ended September 30, 2014, we repurchased 4.8 million common shares having an aggregate cost of $360 million. The average price paid per common share was $74.36.
During the three months ended September 30, 2013, we repurchased 1.0 million common shares having an aggregate cost of $50 million. The average price paid per common share was $51.65.
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Income
The following table summarizes the changes in the balance of accumulated other comprehensive income by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain on Derivatives, net of tax	Accumulated Other Comprehensive Income
Balance at June 30, 2014	$63	$7	$70

Other comprehensive loss, net of tax before reclassifications	(24)	—	(24)
Amounts reclassified to earnings	—	—	—
Total other comprehensive loss, net of tax	(24)	—	(24)
Balance at September 30, 2014	$39	$7	$46
Activity related to realized and unrealized gains and losses on available-for-sale securities as described in Note 5, was immaterial during the three months ended September 30, 2014.
11. Earnings Per Share
The following table reconciles the number of common shares used to compute basic and diluted earnings per share:

	Three Months Ended September 30
(in millions)	2014	2013
Weighted-average common shares–basic	336	340

Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	4	4
Weighted-average common shares–diluted	340	344
For both the three months ended September 30, 2014 and 2013, there were one million potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive and therefore were not considered in the calculation of diluted earnings per share.
12. Segment Information
Our operations are principally managed on a products and services basis and are comprised of two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance combined with the nature of the individual business activities.
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended September 30
(in millions)	2014	2013
Pharmaceutical (1)	$21,209	$21,813
Medical	2,852	2,711
Total segment revenue	24,061	24,524
Corporate (2)	9	(1)
Total revenue	$24,070	$24,523

(1)	Our pharmaceutical distribution contract with Walgreen Co. expired on August 31, 2013.

(2)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
Restructuring and employee severance, amortization and other acquisition-related costs, impairments and loss on disposal of assets and litigation (recoveries)/charges, net are not allocated to the segments. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $2 million and $3 million for the three months ended September 30, 2014 and 2013, respectively.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30
(in millions)	2014	2013
Pharmaceutical	$451	$433
Medical	113	106
Total segment profit	564	539
Corporate	(98)	(68)
Total operating earnings	$466	$471
13. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30
(in millions)	2014	2013
Restricted share unit expense	$16	$16
Employee stock option expense	5	5
Performance share unit expense	4	3
Total share-based compensation	$25	$24
The total tax benefit related to share-based compensation was $9 million for both the three months ended September 30, 2014 and 2013, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2014	10	$39.16
Granted	1	71.52
Exercised	(2)	39.25
Canceled and forfeited	—	—
Outstanding at September 30, 2014	9	$44.16
Exercisable at September 30, 2014	6	$36.01

At September 30, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $39 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional data related to stock option activity:

(in millions, except contractual lives)	September 30, 2014	June 30, 2014
Aggregate intrinsic value of outstanding options at period end	$282	$282
Aggregate intrinsic value of exercisable options at period end	$219	$185
Weighted-average remaining contractual life of outstanding options (in years)	6	6
Weighted-average remaining contractual life of exercisable options (in years)	5	4
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	3	$45.65
Granted	1	71.71
Vested	(1)	44.34
Canceled and forfeited	—	—
Nonvested at September 30, 2014	3	$56.48
At September 30, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $128 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	0.9	$44.41
Granted	0.2	66.67
Vested (1)	(0.2)	41.59
Canceled and forfeited	—	—
Nonvested at September 30, 2014	0.9	$50.51

(1)	Vested based on achievement of 120 percent of the target performance goal.
At September 30, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $24 million, which is expected to be recognized over a weighted-average period of two years.

14. Subsequent Events
Other Financing Arrangements
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") through November 3, 2017 and increased the size of the facility from $700 million to $950 million. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
Share Repurchases
During October 2014, we repurchased 3.1 million common shares having an aggregate cost of $231 million. The average price paid per common share was $74.12.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at September 30, 2014 and June 30, 2014, and for our condensed consolidated statements of earnings for the three months ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.
Portions of this Form 10-Q (including any information incorporated by reference) include "forward-looking statements." The words "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in "Item 1A: Risk Factors" of our 2014 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We are a healthcare services company providing pharmaceutical and medical products and services that help pharmacies, hospitals and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We also provide medical products to patients in the home.
We report our financial results in two segments: Pharmaceutical and Medical.
Revenue for the three months ended September 30, 2014 decreased by 2 percent to $24.1 billion due primarily to the previously disclosed expiration of our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") on August 31, 2013, largely offset by sales growth from existing and new pharmaceutical distribution customers.
Gross margin increased 6 percent to $1.3 billion reflecting sales growth from existing and new customers and strong performance from our Pharmaceutical segment generic programs, offset in part by the Walgreens contract expiration.
Operating earnings decreased 1 percent to $466 million primarily due to litigation charges. Earnings from continuing operations decreased 22 percent to $266 million primarily due to the previously disclosed $63 million favorable impact in the prior year from the settlement of federal and state tax controversies.
Our cash and equivalents balance was $2.5 billion at September 30, 2014 compared to $2.9 billion at June 30, 2014. The decrease in cash and equivalents during the quarter was driven by cash deployed for share repurchases of $360 million and dividends of $119 million, net of cash provided by operating activities of $61 million.
Joint Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC (“Red Oak Sourcing”), a U.S.-based generic pharmaceutical sourcing entity with CVS Health Corporation (“CVS”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 joint venture and have committed to source generic pharmaceuticals through arrangements negotiated by it. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies, but does not own products or hold inventory on behalf of either company. We are required to pay 39 quarterly payments of $25.6 million to CVS commencing in October 2014 and, only if certain milestones are achieved, to pay additional predetermined amounts to CVS beginning in fiscal 2016. The fixed payments of $25.6 million will be expensed evenly commencing during the second quarter of fiscal 2015. No physical assets were contributed by either company to Red Oak Sourcing, and minimal funding has been provided to capitalize the entity.
Results of Operations
Revenue

	Three Months Ended September 30
(in millions)	2014	2013	Change
Pharmaceutical	$21,209	$21,813	(3)%
Medical	2,852	2,711	5%
Total segment revenue	24,061	24,524	(2)%
Corporate	9	(1)	N.M.
Total revenue	$24,070	$24,523	(2)%
Pharmaceutical Segment
Revenue for the three months ended September 30, 2014 compared to the prior-year period was negatively impacted by the Walgreens contract expiration ($3.3 billion). This decrease was partially offset by sales growth from existing and new pharmaceutical distribution customers ($2.6 billion).
Medical Segment
Revenue for the three months ended September 30, 2014 compared to the prior-year period reflected the benefit of acquisitions ($97 million).

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Cost of Products Sold
As a result of the same factors affecting the change in revenue, cost of products sold decreased $530 million (2 percent) compared to the prior-year period. See the gross margin discussion below for additional drivers impacting cost of products sold.
Gross Margin

	Three Months Ended September 30
(in millions)	2014	2013	Change
Gross margin	$1,341	$1,264	6%
Gross margin increased during the three months ended September 30, 2014 compared to the prior-year period ($77 million).
Gross margin during the three months ended September 30, 2014 was positively impacted by sales growth from existing and new customers and negatively impacted by the Walgreens contract expiration. The net impact of these factors increased gross margin by $66 million.
Gross margin rate, apart from the Walgreens contract expiration, was flat during the three months ended September 30, 2014. Gross margin rate was positively impacted by strong performance from generic programs and was adversely impacted by customer pricing changes.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended September 30
(in millions)	2014	2013	Change
SG&A expenses	$775	$732	6%
The increase in SG&A expenses during the three months ended September 30, 2014 compared to the prior-year period primarily reflected acquisitions ($26 million).
Segment Profit and Consolidated Operating Earnings

	Three Months Ended September 30
(in millions)	2014	2013	Change
Pharmaceutical	$451	$433	4%
Medical	113	106	6%
Total segment profit	564	539	5%
Corporate	(98)	(68)	N.M.
Total operating earnings	$466	$471	(1)%

Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit during the three months ended September 30, 2014 compared to the prior-year period was positively impacted by sales growth from existing and new customers and negatively impacted by the Walgreens contract expiration. The impact of gross margin rate, apart from the Walgreens contract expiration, was flat during the three months ended September 30, 2014. Gross margin rate was positively impacted by strong performance from generic programs and was adversely impacted by customer pricing changes.
Medical Segment Profit
The principal drivers for the increase in Medical segment profit during the three months ended September 30, 2014 compared to the prior-year period were positive contribution from our Cardinal Health brand products and service offerings offset by reduced contribution from national brand products.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended September 30
(in millions)	2014	2013	Change
Restructuring and employee severance	$19	$11	N.M.
Amortization and other acquisition-related costs	53	49	N.M.
Impairments and loss on disposal of assets	—	—	N.M.
Litigation (recoveries)/charges, net	28	1	N.M.
Restructuring and Employee Severance
The majority of restructuring costs incurred during the three months ended September 30, 2014 and 2013 related to restructuring activities within our Medical segment.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $44 million and $45 million for the three months ended September 30, 2014 and 2013, respectively.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2014, we accrued $27 million related to the U.S. Drug Enforcement Administration investigation and related matters, as discussed further in Note 7 of the "Notes to Condensed Consolidated Financial Statements."

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended September 30
(in millions)	2014	2013	Change
Other income, net	$(3)	$(4)	N.M.
Interest expense, net	34	33	1%
Provision for Income Taxes
Generally, fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended September 30, 2014, the effective tax rate of 38.9 percent was unfavorably impacted by 2.6 percentage points ($11 million) due to the remeasurement of unrecognized tax benefits and 2.4 percentage points ($10 million) due to nondeductibility of litigation charges, partially offset by 3.3 percentage points ($14 million) due to adjusting deferred tax assets and related valuation allowances for the impact of Puerto Rico tax law changes enacted during the quarter.
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
Cash and Equivalents
Our cash and equivalents balance was $2.5 billion at September 30, 2014, compared to $2.9 billion at June 30, 2014. At September 30, 2014, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.

The decrease in cash and equivalents during the three months ended September 30, 2014 was driven primarily by cash deployed for share repurchases of $360 million and dividends of $119 million, net of cash provided by operating activities of $61 million. Net cash provided by operating activities during the three months ended September 30, 2013 benefited from a significant net working capital decrease as a result of the Walgreens contract expiration.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as customer payments of accounts receivable, the timing of inventory purchases and payments to vendors in the regular course of business.
The cash and equivalents balance at September 30, 2014 included $447 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
Credit Facilities and Commercial Paper
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC through November 3, 2017 and increased the size of the facility from $700 million to $950 million with the inclusion of receivables from the Medical segment. Other sources of liquidity include a $1.5 billion revolving credit facility and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At September 30, 2014, we had no outstanding balances or borrowings under these facilities, except for standby letters of credit of $41 million under the committed receivables sales facility program.
Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of September 30, 2014, we were in compliance with these financial covenants.
Available-for-Sale Securities
At September 30, 2014, we held $91 million of marketable securities, which are classified as available-for-sale.
Capital Expenditures
Capital expenditures were $36 million and $26 million during the three months ended September 30, 2014 and 2013, respectively.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Dividends
On August 6, 2014, our Board of Directors approved a quarterly dividend of $0.3425 per share, or $1.37 on an annualized basis, which was paid on October 15, 2014 to shareholders of record on October 1, 2014.
On November 5, 2014, our Board of Directors approved a quarterly dividend of $0.3425 per share, payable on January 15, 2015 to shareholders of record on January 2, 2015.
Share Repurchases
During the three months ended September 30, 2014, we repurchased $360 million of our common shares. During October 2014, we repurchased $231 million of our common shares. We funded the repurchases with cash on hand.
Our Board of Directors has approved a $2.0 billion share repurchase program, which expires on December 31, 2016. At September 30, 2014, we had $1.4 billion remaining under our repurchase authorization.
Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at September 30, 2014.

Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2014 through September 30, 2014.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Critical Accounting Policies and Sensitive Accounting Estimates
Refer to the Critical Accounting Policies and Sensitive Accounting Estimates section of "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. There have been no material changes to our critical accounting policies and sensitive accounting estimates since the end of fiscal 2014 through September 30, 2014.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risks since the end of fiscal 2014 through September 30, 2014 from those reported in our 2014 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.
In June 2012, Henry Stanley, Jr., a purported shareholder, filed a derivative action in the U.S. District Court for the Southern District of Ohio against the current and certain former members of our Board of Directors. The complaint alleged that the defendants breached their fiduciary duties in connection with the DEA's past suspensions of our distribution centers’ registrations to distribute controlled substances. In October 2012, the U.S. District Court dismissed the derivative action with prejudice, and in August 2013, the U.S. Court of Appeals affirmed the decision. In September 2013, the same plaintiff made demand on our Board of Directors to take action against current and certain former members of our Board of Directors based on the allegations made in the derivative action. A special committee of independent directors investigated the allegations made in the demand. After receiving and evaluating the special committee's findings and recommendations, our Board of Directors determined in February 2014 that pursuing the claims set forth in the demand was not in the best interest of the company. In May 2014, another purported shareholder made a similar demand on our Board of Directors, which was referred to the special committee. After receiving and evaluating the special committee's findings and recommendations with respect to this demand, our Board of Directors determined in November 2014 that pursuing the claims set forth in the demand was not in the best interest of the company.
Item 1A: Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Part I, Item 1A: Risk Factors"

and other risks discussed in our 2014 Form 10-K and our filings with the SEC since June 30, 2014. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our common shares during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
Jul 2014	209	$70.34	—	$727
Aug 2014	1,877,091	73.17	1,876,908	1,590
Sep 2014	2,966,853	75.11	2,963,369	1,367
Total	4,844,153	$74.36	4,840,277	$1,367

(1)	Includes 209, 183 and 3,484 common shares purchased in July, August and September 2014, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program, which expires on December 31, 2016. On August 6, 2014, our Board of Directors authorized an additional $1.0 billion under this share repurchase program. During the three months ended September 30, 2014, we repurchased $360 million of our common shares under this program.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 5: Other Information
Amendments to Committed Receivables Sales Facility Program Agreements
On November 3, 2014, Cardinal Health Funding, LLC (“CHF”), a receivables financing subsidiary of Griffin Capital, LLC (“Griffin Capital”), a receivables financing subsidiary of Cardinal Health, Inc., Wells Fargo Bank, N.A. (“WF”), Liberty Street Funding LLC (“Liberty Street”), The Bank of Nova Scotia (“BNS”), Atlantic Asset Securitization LLC (“Atlantic”), Credit Agricole Corporate and Investment Bank New York Branch (“Credit Agricole”), PNC Bank, National Association (“PNC”), Victory Receivables Corporation (“Victory”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUNY”) entered into a First Amendment and Joinder to the Fourth Amended and Restated Receivables Purchase Agreement (the “Amendment”). The Fourth Amended and Restated Receivables Purchase Agreement (as amended, the “Receivables Purchase Agreement”) was entered into on November 1, 2013 among CHF, Griffin Capital, WF, Liberty Street, BNS, PNC, Victory and BTMUNY. The principal purpose of the Amendment is to extend the term of our committed receivables sales facility program until November 3, 2017, increase the size of the facility from $700 million to $950 million and add Atlantic and Credit Agricole as participants in the program.

In connection with entering into the Amendment, Cardinal Health, Inc. and CHF entered into a Sixth Amended and Restated Performance Guaranty (the “Performance Guaranty”). The Performance Guaranty updates certain definitions and other provisions contained in the Fifth Amended and Restated Performance Guaranty, dated November 1, 2013, between Cardinal Health, Inc. and CHF for consistency with the Amendment.
The Amendment and the Performance Guaranty are filed as Exhibits 10.3 and 10.4 of this Form 10-Q, respectively, and the foregoing descriptions are qualified by reference to the full text of the Amendment and the Performance Guaranty set forth in the exhibits.
From time to time, the financial institutions that are parties to the Receivables Purchase Agreement or their affiliates have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for us. We pay these financial institutions customary fees and expenses for these services. In particular, BNS, WF, BTMUNY, Credit Agricole and PNC or their affiliates currently act as members of the lending syndicate under our $1.5 billion revolving credit facility and WF participates as a dealer under our $1.5 billion commercial paper program.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 6: Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on August 10, 2012, File No. 1-11373)
10.1	Confidentiality and Business Protection Agreement, dated September 9, 2014, between Cardinal Health, Inc. and Jon L. Giacomin
10.2	Restricted Share Units Agreement, dated November 4, 2014, between Cardinal Health, Inc. and Jeffrey W. Henderson
10.3	First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013
10.4	Sixth Amended and Restated Performance Guaranty, dated as of November 3, 2014, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cardinal Health Website
We use our website as a channel of distribution for material information about us. Important information, including news releases, financial information, earnings and analyst presentations and information about upcoming presentations and events, is routinely posted and accessible on the Investors page at www.cardinalhealth.com. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases, SEC filings and certain other information on our website.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 5, 2014	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ JEFFREY W. HENDERSON
Jeffrey W. Henderson
Chief Financial Officer