Form 10-Q
period 2014-12-31
CARDINAL HEALTH INC
filed 2015-02-03
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 27, 2015, was the following: 330,130,751.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(in millions, except per common share amounts)	2014	2013	2014	2013
Revenue	$25,537	$22,240	$49,607	$46,763
Cost of products sold	24,083	20,895	46,813	44,155
Gross margin	1,454	1,345	2,794	2,608

Operating expenses:
Distribution, selling, general and administrative expenses	815	766	1,590	1,497
Restructuring and employee severance	7	10	26	20
Amortization and other acquisition-related costs	60	56	112	105
Impairments and (gain)/loss on disposal of assets, net	(18)	9	(18)	9
Litigation (recoveries)/charges, net	44	(15)	72	(13)
Operating earnings	546	519	1,012	990

Other income, net	(1)	(6)	(4)	(10)
Interest expense, net	36	33	70	66
Loss on extinguishment of debt	60	—	60	—
Earnings before income taxes and discontinued operations	451	492	886	934

Provision for income taxes	162	217	331	320
Earnings from continuing operations	289	275	555	614

Earnings from discontinued operations, net of tax	—	3	—	3
Net earnings	$289	$278	$555	$617

Basic earnings per common share:
Continuing operations	$0.87	$0.80	$1.66	$1.80
Discontinued operations	—	0.01	—	0.01
Net basic earnings per common share	$0.87	$0.81	$1.66	$1.81

Diluted earnings per common share:
Continuing operations	$0.86	$0.79	$1.65	$1.78
Discontinued operations	—	0.01	—	0.01
Net diluted earnings per common share	$0.86	$0.80	$1.65	$1.79

Weighted-average number of common shares outstanding:
Basic	331	342	333	341
Diluted	334	346	337	345

Cash dividends declared per common share	$0.3425	$0.3025	$0.6850	$0.6050
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(in millions)	2014	2013	2014	2013
Net earnings	$289	$278	$555	$617

Other comprehensive income/(loss):
Net change in foreign currency translation adjustments	(40)	4	(64)	28
Net unrealized gain/(loss) on derivative instruments, net of tax	(9)	3	(9)	3
Total other comprehensive income/(loss), net of tax	(49)	7	(73)	31
Total comprehensive income	$240	$285	$482	$648
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	December 31, 2014	June 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,881	$2,865
Trade receivables, net	5,653	5,380
Inventories, net	9,408	8,266
Prepaid expenses and other	1,213	1,428
Total current assets	19,155	17,939

Property and equipment, net	1,415	1,459
Goodwill and other intangibles, net	5,876	5,870
Other assets	802	765
Total assets	$27,248	$26,033

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,602	$12,149
Current portion of long-term obligations and other short-term borrowings	270	801
Other accrued liabilities	2,158	2,165
Total current liabilities	16,030	15,115

Long-term obligations, less current portion	3,706	3,171
Deferred income taxes and other liabilities	1,412	1,346

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at December 31, 2014 and June 30, 2014	2,973	2,980
Retained earnings	5,100	4,774
Common shares in treasury, at cost: 34 million shares and 27 million shares at December 31, 2014 and June 30, 2014, respectively	(1,970)	(1,423)
Accumulated other comprehensive income/(loss)	(3)	70
Total shareholders’ equity	6,100	6,401
Total liabilities and shareholders’ equity	$27,248	$26,033
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31
(in millions)	2014	2013
Cash flows from operating activities:
Net earnings	$555	$617
Earnings from discontinued operations, net of tax	—	(3)
Earnings from continuing operations	555	614

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	220	234
Loss on extinguishment of debt	60	—
Gain on sale of other investments	(5)	—
Impairments and (gain)/loss on disposal of assets, net	(18)	9
Share-based compensation	53	48
Provision for bad debts	26	29
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	(291)	1,420
Increase in inventories	(1,137)	(100)
Increase/(decrease) in accounts payable	1,438	(1,088)
Other accrued liabilities and operating items, net	113	(178)
Net cash provided by operating activities	1,014	988

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(86)	(50)
Additions to property and equipment	(83)	(90)
Purchase of available-for-sale securities and other investments	(107)	—
Proceeds from sale of available-for-sale securities and other investments	107	—
Proceeds from maturities of available-for-sale securities	16	—
Proceeds from divestitures and disposal of held for sale assets	53	—
Net cash used in investing activities	(100)	(140)

Cash flows from financing activities:
Net change in short-term borrowings	(18)	73
Reduction of long-term obligations	(1,220)	(1)
Proceeds from long-term obligations, net of issuance costs	1,182	—
Net proceeds from issuance of common shares	35	139
Tax proceeds from share-based compensation	42	39
Dividends on common shares	(233)	(208)
Purchase of treasury shares	(686)	(50)
Net cash used in financing activities	(898)	(8)

Net increase in cash and equivalents	16	840
Cash and equivalents at beginning of period	2,865	1,901
Cash and equivalents at end of period	$2,881	$2,741
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. To conform to the current year presentation, certain prior year amounts have been reclassified. References to "we," "our" and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.
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
2. Acquisitions
While we have completed acquisitions during the six months ended December 31, 2014, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.
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
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs related to our restructuring activities:

	Three Months Ended December 31
(in millions)	2014	2013
Employee-related costs (1)	$5	$4
Facility exit and other costs (2)	2	6
Total restructuring and employee severance	$7	$10

	Six Months Ended December 31
(in millions)	2014	2013
Employee-related costs (1)	$21	$8
Facility exit and other costs (2)	5	12
Total restructuring and employee severance	$26	$20

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The majority of restructuring costs incurred during the three and six months ended December 31, 2014 and 2013 related to restructuring activities within our Medical segment.
In connection with a restructuring plan within our Medical segment announced on January 30, 2013, we completed the sale of our property in Waukegan, Illinois during the three months ended December 31, 2014, which resulted in a $1 million loss on disposal of held for sale assets.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2014	$24	$—	$24
Additions	18	1	19
Payments and other adjustments	(18)	—	(18)
Balance at December 31, 2014	$24	$1	$25

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2014	$2,158	$2,720	$4,878
Goodwill acquired, net of purchase price adjustments	21	50	71
Foreign currency translation adjustments and other	—	(20)	(20)
Balance at December 31, 2014	$2,179	$2,750	$4,929
Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at:

	December 31, 2014
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,041	434	607
Trademarks, trade names and patents	225	79	146
Developed technology and other	295	115	180
Total definite-life intangibles	1,561	628	933
Total other intangible assets	$1,575	$628	$947

	June 30, 2014
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,043	388	655
Trademarks, trade names and patents	213	69	144
Developed technology and other	258	79	179
Total definite-life intangibles	1,514	536	978
Total other intangible assets	$1,528	$536	$992

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Total amortization of intangible assets was $47 million and $46 million for the three months ended December 31, 2014 and 2013, respectively, and $92 million for both the six months ended December 31, 2014 and 2013. Estimated annual amortization of intangible assets for the remainder of fiscal 2015 through 2019 is as follows: $94 million, $176 million, $167 million, $124 million and $76 million.
5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	December 31, 2014	June 30, 2014
Current available-for-sale securities:
Commercial paper	$14	$4
Treasury bills	—	85
International bonds	1	1
Corporate bonds	5	3
U.S. agency bonds	25	—
U.S. agency mortgage-backed securities	6	—
Total current available-for-sale securities	51	93

Long-term available-for-sale securities:
Corporate bonds	9	5
U.S. agency bonds	7	2
U.S. agency mortgage-backed securities	21	—
Total long-term available-for-sale securities	37	7
Total available-for-sale securities	$88	$100
Gross unrealized gains and losses were immaterial at December 31, 2014. During the three and six months ended December 31, 2014, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments. At December 31, 2014, the weighted-average effective maturity of our current and long-term investments was approximately 9 months and 16 months, respectively.
6. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
In a registered debt offering in November 2014, we sold $450 million aggregate principal amount of 2.4% Notes that mature on November 15, 2019, $400 million aggregate principal amount of 3.5% Notes that mature on November 15, 2024 and $350 million aggregate principal amount of 4.5% Notes that mature on November 15, 2044 (collectively, the "Notes"). The Notes are unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.

The Notes require us to offer to purchase the Notes at 101% of the principal amount plus accrued and unpaid interest if we undergo a change of control, as defined in the Notes, and if the Notes receive specified ratings below investment grade by each of Standard & Poor's Ratings Services, Moody's Investors Service, Inc. and Fitch Ratings.
In December 2014, we used the net proceeds from the offering, together with cash on hand, to redeem all of the outstanding 4.0% Notes due 2015, 5.8% Notes due 2016, 5.85% Notes due 2017 and 6.0% Notes due 2017 at a redemption price equal to 100% of the principal amount and any accrued but unpaid interest, plus the make-whole premium applicable to each series of notes. As a result of the redemption, we incurred a loss on the extinguishment of debt of $60 million ($37 million, net of tax), which included a make-whole premium of $80 million, write-off of $2 million of unamortized debt issuance costs and an offsetting $22 million fair value adjustment to the respective debt related to previously terminated interest rate swaps.
The following table summarizes long-term obligations and other short-term borrowings:

(in millions)	December 31, 2014	June 30, 2014
1.7% Notes due 2018	$401	$401
1.9% Notes due 2017	250	251
2.4% Notes due 2019	449	—
3.2% Notes due 2022	249	248
3.2% Notes due 2023	549	549
3.5% Notes due 2024	398	—
4.0% Notes due 2015	—	513
4.5% Notes due 2044	345	—
4.6% Notes due 2043	349	349
4.625% Notes due 2020	525	525
5.8% Notes due 2016	—	301
5.85% Notes due 2017	—	158
6.0% Notes due 2017	—	197
7.0% Debentures due 2026	124	124
7.8% Debentures due 2016	37	37
Other obligations	300	319
Total	$3,976	$3,972
Less: current portion of long-term obligations and other short-term borrowings	270	801
Long-term obligations, less current portion	$3,706	$3,171
Maturities of long-term obligations and other short-term borrowings for the remainder of fiscal 2015 through 2019 and thereafter are as follows: $270 million, $22 million, $289 million, $402 million, $1 million, and $2,992 million.
Other Financing Arrangements
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

("CHF") until November 3, 2017 and increased the size of the facility from $700 million to $950 million. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors. We had no outstanding balance under the committed receivable sales facility program at December 31, 2014 and June 30, 2014, except for standby letters of credit of $41 million at both December 31, 2014 and June 30, 2014.
7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended December 31, 2014, the effective tax rate of 36.0 percent was unfavorably impacted by 3.0 percentage points ($13 million) due to nondeductibility of litigation charges and favorably impacted by 3.1 percentage points ($14 million) related to a previously unrecognized tax benefit for a loss carryback from fiscal 2007.
During the six months ended December 31, 2014, the effective tax rate of 37.4 percent was unfavorably impacted by 1.4 percentage points ($12 million) due to the remeasurement of unrecognized tax benefits and 2.7 percentage points ($24 million) due to nondeductibility of litigation charges, partially offset by 1.6 percentage points ($14 million) due to adjusting deferred tax assets and related valuation allowances for the impact of Puerto Rico tax law changes enacted during the period and 1.6 percentage points ($14 million) related to a previously unrecognized tax benefit for a loss carryback from fiscal 2007.
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
We had $525 million and $510 million of unrecognized tax benefits at December 31, 2014 and June 30, 2014, respectively. The December 31, 2014 and June 30, 2014 balances include

$333 million and $322 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2014 and June 30, 2014, we had $155 million and $143 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of applicable statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of approximately zero to $180 million, exclusive of penalties and interest.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), under which CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $214 million and $210 million at December 31, 2014 and June 30, 2014, respectively, and is included in other assets in the condensed consolidated balance sheets.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

8. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing entity with CVS Health Corporation (“CVS”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 generic sourcing venture and have committed to source generic pharmaceuticals through arrangements negotiated by it. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies, but does not own products or hold inventory on behalf of either company. We are required to pay 39 quarterly payments of $25.6 million to CVS which commenced in October 2014. In addition, only if certain milestones are achieved, we are required to pay additional predetermined amounts to CVS beginning in fiscal 2016. Beginning in the three months ended December 31, 2014, the $25.6 million payment is being expensed quarterly over the remaining term of the sourcing venture.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters incidental to our business.
We may be named from time to time in qui tam actions, which are initiated by private third parties purporting to act on behalf of federal or state governments, that allege that false claims have been submitted or have been caused to be submitted for payment by the government. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own on behalf of the government.
From time to time, we receive subpoenas or requests for information from various government agencies relating to our business or to the business of a customer, supplier or other industry participant. The responses to these subpoenas and requests for information sometimes require considerable time and effort, and can result in us incurring considerable costs. Such subpoenas and requests also can lead to the assertion of claims or the commencement of legal proceedings against us, which can result in substantial settlements.
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
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. While we have accrued for certain matters as described below at our best estimate of the amount of possible loss, the amount of ultimate loss may differ from these estimates.
With respect to the matters described below, we are unable to estimate a range of reasonably possible loss for matters for which there is no accrual, since damages or fines have not been specified or the proceedings are at stages where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to trial. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial position, results of operations or cash flows, though the outcome of one or more of these matters could be material to our results of operations for a particular period.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to engage in discussions with several offices of the U.S. Department of Justice (the "DOJ"), including discussions regarding a possible settlement. We incurred litigation charges of $7 million and $34 million for this matter during the three and six months ended December 31, 2014, respectively. Our total accrual for this matter at December 31, 2014 is $34 million and is included in other accrued liabilities in the condensed consolidated balance sheet.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

State of West Virginia vs. Cardinal Health, Inc.
In June 2012, the West Virginia Attorney General filed complaints, which have been amended, against 13 pharmaceutical wholesale distributors, including us, in the Circuit Court of Boone County, West Virginia alleging, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act and were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances. In addition to injunctive and other equitable relief, the complaints seek monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse. We are vigorously defending ourselves in this matter.
FTC Investigation
The Federal Trade Commission (“FTC”) has been investigating supplier arrangements involving our Nuclear Pharmacy Services division primarily focused on the period between 2003 and 2008. We have been providing information to and cooperating with the FTC on this matter. Additionally, we have begun discussions with the FTC staff regarding a possible settlement of this matter, which would include, among other things, a payment to the government. We incurred a litigation charge of $27 million for this matter during the three months ended December 31, 2014, which represents the amount we believe we will pay if we are able to settle this matter and is included in other accrued liabilities in the condensed consolidated balance sheet.
Qui Tam Action
Our Cardinal Health at Home division was named as a defendant in an amended qui tam complaint that was filed in November 2014 in the U.S. District Court for the District of Massachusetts against several manufacturers and distributors of ostomy and continence care products. The complaint seeks damages and penalties on behalf of the United States for alleged violations of the federal healthcare fraud and abuse laws, Medicare regulations and the federal False Claims Act in connection with the marketing and sale of these products. The DOJ has not yet determined whether to intervene in this qui tam action and is currently conducting an investigation of this matter. We are providing information to the DOJ in connection with its investigation.
Antitrust Litigation Proceeds
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $16 million during both the three and six months ended December 31, 2013.

9. Fair Value Measurements
The following tables present the fair values for assets measured on a recurring basis at:

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$212	$—	$—	$212
Forward contracts (2)	—	—	—	—
Available-for-sale securities (3)	—	88	—	88
Other investments (4)	112	—	—	112
Total	$324	$88	$—	$412

	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$740	$—	$—	$740
Forward contracts (2)	—	10	—	10
Available-for-sale securities (3)	—	100	—	100
Other investments (4)	106	—	—	106
Total	$846	$110	$—	$956

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
During the three months ended December 31, 2014, we entered into pay-floating interest rate swaps with total notional amounts of $450 million in connection with the debt issuance described in Note 6. These swaps have been designated fair value hedges of our fixed rate date and are included in other assets in the condensed consolidated balance sheet.
In December 2014, we terminated notional amounts of $875 million of pay-floating interest rate swaps in connection with the debt redemption described in Note 6. These swaps were previously designated as fair value hedges.
During the six months ended December 31, 2013, we entered into pay-floating interest rate swaps with total notional amounts of $300 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheets.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at December 31, 2014 and June 30, 2014 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2014	June 30, 2014
Estimated fair value	$4,089	$4,115
Carrying amount	3,976	3,972
The estimated fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Equity
Share Repurchases
During the six months ended December 31, 2014, we repurchased 9.1 million common shares having an aggregate cost of $684 million. The average price paid per common share was $75.00.
During the six months ended December 31, 2013, we repurchased 1.0 million common shares having an aggregate cost of $50 million. The average price paid per common share was $51.65.

We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Income
The following table summarizes the changes in the balance of accumulated other comprehensive income by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2014	$63	$7	$70

Other comprehensive loss, net of tax before reclassifications	(64)	(9)	(73)
Amounts reclassified to earnings	—	—	—
Total other comprehensive loss, net of tax of $5 million	(64)	(9)	(73)
Balance at December 31, 2014	$(1)	$(2)	$(3)
Activity related to realized and unrealized gains and losses on available-for-sale securities as described in Note 5, was immaterial during the three and six months ended December 31, 2014.
12. Earnings Per Share
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share:

	Three Months Ended December 31
(in millions)	2014	2013
Weighted-average common shares–basic	331	342

Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	3	4
Weighted-average common shares–diluted	334	346

	Six Months Ended December 31
(in millions)	2014	2013
Weighted-average common shares–basic	333	341

Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	4	4
Weighted-average common shares–diluted	337	345
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 1 million and zero for the three months ended December 31, 2014

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

and 2013, respectively, and 1 million and 2 million for the six months ended December 31, 2014 and 2013, respectively.
13. Segment Information
Our operations are principally managed on a products and services basis and are comprised of two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates our performance for purposes of allocating resources and assessing performance combined with the nature of the individual business activities.
The following tables present revenue for each reportable segment and Corporate:

	Three Months Ended December 31
(in millions)	2014	2013
Pharmaceutical	$22,627	$19,443
Medical	2,914	2,799
Total segment revenue	25,541	22,242
Corporate (1)	(4)	(2)
Total revenue	$25,537	$22,240

	Six Months Ended December 31
(in millions)	2014	2013
Pharmaceutical (2)	$43,836	$41,256
Medical	5,766	5,511
Total segment revenue	49,602	46,767
Corporate (1)	5	(4)
Total revenue	$49,607	$46,763

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

(2)	Our pharmaceutical distribution contract with Walgreen Co. expired on August 31, 2013.
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
We do not allocate the following items to our segments: restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges; other income, net; interest expense, net; loss on extinguishment of debt; and, provision for income taxes. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $4 million and $6 million for the three months ended December 31, 2014 and 2013, respectively, and $6 million and $10 million for the six months ended December 31, 2014 and 2013, respectively.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended December 31
(in millions)	2014	2013
Pharmaceutical	$542	$482
Medical	115	131
Total segment profit	657	613
Corporate	(111)	(94)
Total operating earnings	$546	$519

	Six Months Ended December 31
(in millions)	2014	2013
Pharmaceutical	$992	$916
Medical	229	238
Total segment profit	1,221	1,154
Corporate	(209)	(164)
Total operating earnings	$1,012	$990
14. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended December 31
(in millions)	2014	2013
Restricted share unit expense	$18	$15
Employee stock option expense	5	5
Performance share unit expense	5	4
Total share-based compensation	$28	$24

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

	Six Months Ended December 31
(in millions)	2014	2013
Restricted share unit expense	$34	$31
Employee stock option expense	10	10
Performance share unit expense	9	7
Total share-based compensation	$53	$48
The total tax benefit related to share-based compensation was $9 million and $8 million for the three months ended December 31, 2014 and 2013, respectively, and $18 million and $17 million for the six months ended December 31, 2014 and 2013, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2014	10	$39.16
Granted	1	71.57
Exercised	(2)	39.05
Canceled and forfeited	—	—
Outstanding at December 31, 2014	9	$44.28
Exercisable at December 31, 2014	5	$35.91
At December 31, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $33 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional data related to stock option activity:

(in millions, except contractual lives)	December 31, 2014	June 30, 2014
Aggregate intrinsic value of outstanding options at period end	$329	$282
Aggregate intrinsic value of exercisable options at period end	$246	$185
Weighted-average remaining contractual life of outstanding options (in years)	6	6
Weighted-average remaining contractual life of exercisable options (in years)	5	4
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.

The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	3	$45.65
Granted	1	71.89
Vested	(1)	44.41
Canceled and forfeited	—	—
Nonvested at December 31, 2014	3	$56.83
At December 31, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $112 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	0.9	$44.41
Granted	0.2	66.78
Vested (1)	(0.2)	41.59
Canceled and forfeited	—	—
Nonvested at December 31, 2014	0.9	$50.61

(1)	Vested based on achievement of 120 percent of the target performance goal.
At December 31, 2014, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $21 million, which is expected to be recognized over a weighted-average period of two years.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at December 31, 2014 and June 30, 2014, and for our condensed consolidated statements of earnings for the three and six months ended December 31, 2014 and 2013. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.
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
Revenue for the three and six months ended December 31, 2014 was $25.5 billion and $49.6 billion, a 15 percent and 6 percent increase, respectively, from the prior-year periods due primarily to sales growth from existing and new pharmaceutical distribution customers. Revenue was negatively impacted for the six months ended December 31, 2014 due to the previously disclosed expiration of our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") on August 31, 2013.
Gross margin increased 8 percent to $1.5 billion and 7 percent to $2.8 billion for the three and six months ended December 31, 2014, respectively, reflecting sales growth from existing and new customers and strong performance from our Pharmaceutical segment generic programs, offset in part by customer pricing changes. The increase for the six months ended December 31, 2014 was partially offset by the Walgreens contract expiration in the prior-year period.
Operating earnings increased 5 percent to $546 million and 2 percent to $1.0 billion for the three and six months ended December 31, 2014, respectively, primarily due to the gross margin increase, partially offset by increased litigation charges.
Earnings from continuing operations increased 5 percent to $289 million for the three months ended December 31, 2014, and decreased 10 percent to $555 million for the six months ended December 31, 2014. Both periods were impacted by the factors discussed above, a current-year loss on extinguishment of debt ($60 million) and a prior-year tax charge ($56 million). The decrease for the six months ended December 31, 2014 also reflects a $67 million favorable impact in the prior-year period from the settlement of tax controversies.
Our cash and equivalents balance was $2.9 billion at both December 31, 2014 and June 30, 2014. For the six months ended December 31, 2014, net cash provided by operating activities of $1.0 billion was largely offset by share repurchases of $684 million and cash dividends of $233 million. In addition, we refinanced $1.2 billion of long-term debt at lower interest rates and longer maturities.
Generic Sourcing Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC (“Red Oak Sourcing”), a U.S.-based generic pharmaceutical sourcing entity with CVS Health Corporation (“CVS”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the generic sourcing venture and have committed to source generic pharmaceuticals through arrangements negotiated by it. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies, but does not own products or hold inventory on behalf of either company. We are required to pay 39 quarterly payments of $25.6 million to CVS which commenced in October 2014. In addition, only if certain milestones are achieved, we are required to pay additional predetermined amounts to CVS beginning in fiscal 2016. Beginning in the three months ended December 31, 2014, the $25.6 million payment is being expensed quarterly over the remaining term of the sourcing venture.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Results of Operations
Revenue

	Three Months Ended December 31
(in millions)	2014	2013	Change
Pharmaceutical	$22,627	$19,443	16%
Medical	2,914	2,799	4%
Total segment revenue	25,541	22,242	15%
Corporate	(4)	(2)	N.M.
Total revenue	$25,537	$22,240	15%

	Six Months Ended December 31
(in millions)	2014	2013	Change
Pharmaceutical	$43,836	$41,256	6%
Medical	5,766	5,511	5%
Total segment revenue	49,602	46,767	6%
Corporate	5	(4)	N.M.
Total revenue	$49,607	$46,763	6%
Pharmaceutical Segment
Compared to the prior-year periods, revenue was positively impacted by sales growth from both existing and new pharmaceutical distribution customers, which had a combined impact of $3.2 billion and $5.8 billion during the three and six months ended December 31, 2014, respectively. The increase for the six months ended December 31, 2014 was partially offset by the Walgreens contract expiration in the prior-year period ($3.3 billion).
Medical Segment
Revenue growth for the three and six months ended December 31, 2014 compared to the prior-year periods was due to acquisitions ($92 million and $189 million, respectively) and modest growth from existing customers.
Cost of Products Sold
As a result of the same factors affecting the change in revenue, cost of products sold increased $3.2 billion (15 percent) and $2.7 billion (6 percent) compared to the prior-year periods. See the gross margin discussion below for additional drivers impacting cost of products sold.
Gross Margin

	Three Months Ended December 31
(in millions)	2014	2013	Change
Gross margin	$1,454	$1,345	8%

	Six Months Ended December 31
(in millions)	2014	2013	Change
Gross margin	$2,794	$2,608	7%

Consolidated gross margin increased during the three and six months ended December 31, 2014 compared to the prior-year periods by $109 million and $186 million, respectively.
Consolidated gross margin during the three and six months ended December 31, 2014 was positively impacted by sales growth from existing and new pharmaceutical distribution customers, and for the six months ending December 31, 2014 was negatively impacted by the Walgreens contract expiration. The net impact of these factors increased consolidated gross margin by $137 million and $191 million, respectively.
Consolidated gross margin rate contracted during the three months ended December 31, 2014, which had an adverse impact on consolidated gross margin of $50 million for the period. Apart from the Walgreens contract expiration, consolidated gross margin rate also contracted during the six months ended December 31, 2014, which had an adverse impact on consolidated gross margin of $51 million for the period. Consolidated gross margin rate was adversely impacted by customer pricing changes, newly launched hepatitis C pharmaceutical products, and new customer mix. These were partially offset by strong performance from generic programs, which includes benefits from Red Oak Sourcing.
Consolidated gross margin during the three and six months ended December 31, 2014 was positively impacted by acquisitions ($24 million and $48 million, respectively).
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31
(in millions)	2014	2013	Change
SG&A expenses	$815	$766	6%

	Six Months Ended December 31
(in millions)	2014	2013	Change
SG&A expenses	$1,590	$1,497	6%
The increase in SG&A expenses during the three and six months ended December 31, 2014 compared to the prior-year period reflected acquisitions ($24 million and $51 million, respectively).
Segment Profit and Consolidated Operating Earnings

	Three Months Ended December 31
(in millions)	2014	2013	Change
Pharmaceutical	$542	$482	12%
Medical	115	131	(12)%
Total segment profit	657	613	7%
Corporate	(111)	(94)	N.M.
Total operating earnings	$546	$519	5%

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

	Six Months Ended December 31
(in millions)	2014	2013	Change
Pharmaceutical	$992	$916	8%
Medical	229	238	(4)%
Total segment profit	1,221	1,154	6%
Corporate	(209)	(164)	N.M.
Total operating earnings	$1,012	$990	2%
Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit during the three and six months ended December 31, 2014 compared to the prior-year periods was positively impacted by sales growth from existing and new pharmaceutical distribution customers and strong performance from generic programs, partially offset by the adverse impact of customer pricing changes. Segment profit for the six months ended December 31, 2014 was negatively impacted by the Walgreens contract expiration in the prior-year period.
Medical Segment Profit
The principal drivers for the decrease in Medical segment profit during the three months ended December 31, 2014 compared to the prior-year period were an increase in enterprise-wide incentive compensation and a decrease in earnings from our Canadian business. Medical segment profit for the six months ended December 31, 2014 compared to the prior-year period benefited from our Cardinal Health brand products, and was reduced by national brand products.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended December 31
(in millions)	2014	2013	Change
Restructuring and employee severance	$7	$10	N.M.
Amortization and other acquisition-related costs	60	56	N.M.
Impairments and (gain)/loss on disposal of assets, net	(18)	9	N.M.
Litigation (recoveries)/charges, net	44	(15)	N.M.

	Six Months Ended December 31
(in millions)	2014	2013	Change
Restructuring and employee severance	$26	$20	N.M.
Amortization and other acquisition-related costs	112	105	N.M.
Impairments and (gain)/loss on disposal of assets, net	(18)	9	N.M.
Litigation (recoveries)/charges, net	72	(13)	N.M.
Restructuring and Employee Severance
The majority of restructuring costs incurred during the three and six months ended December 31, 2014 and 2013 related to restructuring activities within our Medical segment.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $47 million and $46 million for the three months ended December 31, 2014 and 2013, respectively, and $91 million for both the six months ended December 31, 2014 and 2013.
Litigation (Recoveries)/Charges, Net
During the three and six months ended December 31, 2014, we incurred litigation charges of $7 million and $34 million, respectively, related to the DEA investigation and related matters. During the three months ended December 31, 2014, we also incurred litigation charges of $27 million related to the FTC investigation. These matters are discussed further in Note 8 of the "Notes to Condensed Consolidated Financial Statements."
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Three Months Ended December 31
(in millions)	2014	2013	Change
Other income, net	$(1)	$(6)	N.M.
Interest expense, net	36	33	10%
Loss on extinguishment of debt	60	—	N.M.

	Six Months Ended December 31
(in millions)	2014	2013	Change
Other income, net	$(4)	$(10)	N.M.
Interest expense, net	70	66	6%
Loss on extinguishment of debt	60	—	N.M.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

Loss on Extinguishment of Debt
In December 2014 we redeemed certain debt resulting in a loss on the extinguishment of debt of $60 million ($37 million, net of tax). See Note 6 of "Notes to Condensed Consolidated Financial Statements" for additional information.
Provision for Income Taxes
Fluctuations in the effective tax rate are due to changes within international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended December 31, 2014, the effective tax rate of 36.0 percent was unfavorably impacted by 3.0 percentage points ($13 million) due to nondeductibility of litigation charges and favorably impacted by 3.1 percentage points ($14 million) related to a previously unrecognized tax benefit for a loss carryback from fiscal 2007.
During the six months ended December 31, 2014, the effective tax rate of 37.4 percent was unfavorably impacted by 1.4 percentage points ($12 million) due to the remeasurement of unrecognized tax benefits and 2.7 percentage points ($24 million) due to nondeductibility of litigation charges, partially offset by 1.6 percentage points ($14 million) due to adjusting deferred tax assets and related valuation allowances for the impact of Puerto Rico tax law changes enacted during the period and 1.6 percentage points ($14 million) related to a previously unrecognized tax benefit for a loss carryback from fiscal 2007.
During the three months ended December 31, 2013, the effective tax rate of 44.1 percent was impacted by net unfavorable discrete items of $38 million, which increased the rate by 7.7 percentage points. The discrete items include the unfavorable impact of remeasurement of unrecognized tax benefits ($56 million) as a result of proposed assessments of additional tax.
During the six months ended December 31, 2013, the effective tax rate of 34.2 percent was impacted by net favorable discrete items of $23 million which reduced the rate by 2.4 percentage points. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($67 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($56 million).
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

Cash and Equivalents
Our cash and equivalents balance was $2.9 billion at December 31, 2014 and June 30, 2014. At December 31, 2014, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. For the six months ended December 31, 2014, net cash provided by operating activities of $1.0 billion was largely offset by share repurchases of $684 million and cash dividends of $233 million. In addition, we refinanced $1.2 billion of long-term debt at lower interest rates and longer maturities.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business.
The cash and equivalents balance at December 31, 2014 included $448 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries through intercompany loans without becoming subject to U.S. federal income tax.
Credit Facilities and Commercial Paper
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC until November 3, 2017 and increased the size of the facility from $700 million to $950 million with the inclusion of certain receivables from the Medical segment. Other sources of liquidity include a $1.5 billion revolving credit facility and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At December 31, 2014, we had no outstanding balances or borrowings under these facilities, except for standby letters of credit of $41 million under the committed receivables sales facility program.
Our revolving credit facility and committed receivables sales facility program require us to maintain, as of any fiscal quarter end, a consolidated interest coverage ratio of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of December 31, 2014, we were in compliance with these financial covenants.
Long-Term Obligations
In November 2014, we sold $450 million aggregate principal amount of 2.4% Notes that mature on November 15, 2019, $400 million aggregate principal amount of 3.5% Notes that mature on November 15, 2024, and $350 million aggregate principal amount of 4.5% Notes that mature on November 15, 2044 in a registered offering.
In December 2014, we used the net proceeds from the offering, together with cash on hand, to redeem all of the outstanding 4.0% Notes due 2015, 5.8% Notes due 2016, 5.85% Notes due

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

2017 and 6.0% Notes due 2017 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to each series of notes. As a result of this redemption, during the three months ended December 31, 2014, we recorded a loss on the extinguishment of debt of $60 million ($37 million, net of tax).
Available-for-Sale Securities
At December 31, 2014, we held $88 million of marketable securities, which are classified as available-for-sale.
Capital Expenditures
Capital expenditures were $83 million and $90 million during the six months ended December 31, 2014 and 2013, respectively.
Dividends
On November 5, 2014 our Board of Directors approved a quarterly dividend of $0.3425 per share, or $1.37 on an annualized basis, which was paid on January 15, 2015 to shareholders of record on January 2, 2015.
Share Repurchases
During the six months ended December 31, 2014, we repurchased $684 million of our common shares.
Our Board of Directors has approved a $2.0 billion share repurchase program, which expires on December 31, 2016. At December 31, 2014, we had $1.0 billion remaining under our repurchase authorization.
Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at December 31, 2014.
Contractual Obligations
Except for the registered debt offering and debt redemption described above under “Liquidity and Capital Resources” and in Note 6 of the “Notes to Condensed Consolidated Financial Statements”, as of December 31, 2014 there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations disclosed in our 2014 Form 10-K.
At December 31, 2014, our long-term debt and short-term borrowings and interest on long-term debt for the remainder of fiscal 2015 and fiscal periods thereafter are as follows:

(in millions)	2015	2016 to 2017	2018 to 2019	There-after	Total
Long-term debt and short-term borrowings (1)	$270	$311	$403	$2,992	$3,976
Interest on long-term debt	70	262	226	1,042	1,600
Total long-term and short-term obligations	$340	$573	$629	$4,034	$5,576

(1)	Represents maturities of our long-term debt obligations and other short-term borrowings. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Critical Accounting Policies and Sensitive Accounting Estimates
Refer to the Critical Accounting Policies and Sensitive Accounting Estimates section of "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. There have been no material changes to our critical accounting policies and sensitive accounting estimates since the end of fiscal 2014 through December 31, 2014.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risks since the end of fiscal 2014 through December 31, 2014 from those reported in our 2014 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 8 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.
On January 23, 2015, Erste-Sparinvest Kapitalanlagegesellschaft m.b.H., a purported shareholder, filed a derivative action in the U.S. District Court for the Southern District of Ohio against the current and certain former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to implement and maintain a system to prevent diversion of controlled substances in connection with, among other things, the DEA’s past suspensions of our distribution centers’ registrations. The derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorney's fees. This same plaintiff had made demand on our Board of Directors in May 2014 to take action against current and certain former directors based on allegations similar to those made in the derivative complaint. A special committee of independent directors investigated the allegations made in the demand, and after receiving and evaluating the special committee's findings and recommendations with respect to the demand, our Board of Directors determined in November 2014 that pursuing the claims set forth in the demand was not in the best interest of the company. In the derivative complaint, the plaintiff also alleges that the Board of Directors wrongfully rejected the demand.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our common shares during the three months ended December 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
October 1-31, 2014	3,124,188	$74.12	3,121,186	$1,136
November 1-30, 2014	1,158,561	80.05	1,158,458	1,043
December 1-31, 2014	114	82.00	—	1,043
Total	4,282,863	$75.72	4,279,644	$1,043

(1)
Includes 181, 103 and 114 common shares purchased in October, November and December 2014, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan and 2,821 common shares tendered in October 2014 to satisfy tax withholding and pay the exercise price upon exercise of outstanding stock options.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program, which expires on December 31, 2016. On August 6, 2014, our Board of Directors authorized an additional $1.0 billion under this share repurchase program. During the three months ended December 31, 2014, we repurchased $324 million of our common shares under this program.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 5: Other Information
Barrett Trading Plan
On November 6, 2014, George S. Barrett, our Chairman and Chief Executive Officer, adopted a pre-arranged trading plan that provides for the potential exercise of stock options and the sale of the resulting shares during the period beginning February 2015 and ending as late as December 2015. The plan covers up to 954,658 stock options that were granted in 2009 and are scheduled to expire in 2016. Under the plan, shares may potentially be sold on the open market at prevailing market prices, subject to minimum price thresholds specified in the plan.
Mr. Barrett indicated that the plan is being established to help diversify his personal investment holdings. The plan does not impact Mr. Barrett's compliance with his required ownership level under our share ownership guidelines of six times his base salary, which he substantially exceeds.
The plan was established under Rule 10b5-1 under the Exchange Act and our policies regarding stock transactions. The transactions will be disclosed publicly in Form 144 and Form 4 filings with the SEC.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 6: Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on August 10, 2012, File No. 1-11373)
4.1	2.400% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2	3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.3	4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
10.1
Restricted Share Units Agreement, dated November 4, 2014, between Cardinal Health, Inc. and Jeffrey W. Henderson (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.3
Sixth Amended and Restated Performance Guaranty, dated as of November 3, 2014, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.4	Cardinal Health, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of Cardinal Health's Current Report on Form 8-K filed on November 10, 2014, File No. 1-11373)
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Cardinal Health, Inc.

Date:	February 3, 2015	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer