Form 10-Q
period 2015-03-31
CARDINAL HEALTH INC
filed 2015-05-05
CIK 721371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of April 30, 2015, was the following: 330,833,516.

Cardinal Health, Inc. and Subsidiaries

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part I. Financial Information

Item 1: Financial Statements
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(in millions, except per common share amounts)	2015	2014	2015	2014
Revenue	$25,375	$21,427	$74,983	$68,190
Cost of products sold	23,916	20,130	70,729	64,285
Gross margin	1,459	1,297	4,254	3,905

Operating expenses:
Distribution, selling, general and administrative expenses	803	736	2,393	2,233
Restructuring and employee severance	7	5	33	25
Amortization and other acquisition-related costs	77	56	190	160
Impairments and (gain)/loss on disposal of assets, net	(1)	—	(19)	10
Litigation (recoveries)/charges, net	(18)	(8)	54	(21)
Operating earnings	591	508	1,603	1,498

Other income, net	(2)	(33)	(6)	(43)
Interest expense, net	35	34	105	100
Loss on extinguishment of debt	—	—	60	—
Earnings before income taxes and discontinued operations	558	507	1,444	1,441

Provision for income taxes	193	192	524	512
Earnings from continuing operations	365	315	920	929

Earnings from discontinued operations, net of tax	—	—	—	3
Net earnings	$365	$315	$920	$932

Basic earnings per common share:
Continuing operations	$1.10	$0.92	$2.77	$2.72
Discontinued operations	—	—	—	0.01
Net basic earnings per common share	$1.10	$0.92	$2.77	$2.73

Diluted earnings per common share:
Continuing operations	$1.09	$0.91	$2.74	$2.69
Discontinued operations	—	—	—	0.01
Net diluted earnings per common share	$1.09	$0.91	$2.74	$2.70

Weighted-average number of common shares outstanding:
Basic	330	342	332	341
Diluted	334	347	336	346

Cash dividends declared per common share	$0.3425	$0.3025	$1.0275	$0.9075
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(in millions)	2015	2014	2015	2014
Net earnings	$365	$315	$920	$932

Other comprehensive income/(loss):
Net change in foreign currency translation adjustments	(53)	(24)	(117)	4
Net unrealized gain/(loss) on derivative instruments, net of tax	2	(5)	(6)	(2)
Total other comprehensive income/(loss), net of tax	(51)	(29)	(123)	2
Total comprehensive income	$314	$286	$797	$934
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)	March 31, 2015	June 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,183	$2,865
Trade receivables, net	6,095	5,380
Inventories, net	9,163	8,266
Prepaid expenses and other	1,190	1,428
Total current assets	19,631	17,939

Property and equipment, net	1,407	1,459
Goodwill and other intangibles, net	6,033	5,870
Other assets	817	765
Total assets	$27,888	$26,033

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,851	$12,149
Current portion of long-term obligations and other short-term borrowings	283	801
Other accrued liabilities	2,261	2,165
Total current liabilities	16,395	15,115

Long-term obligations, less current portion	3,720	3,171
Deferred income taxes and other liabilities	1,404	1,346

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at March 31, 2015 and June 30, 2014	2,992	2,980
Retained earnings	5,353	4,774
Common shares in treasury, at cost: 33 million shares and 27 million shares at March 31, 2015 and June 30, 2014, respectively	(1,923)	(1,423)
Accumulated other comprehensive income/(loss)	(53)	70
Total shareholders’ equity	6,369	6,401
Total liabilities and shareholders’ equity	$27,888	$26,033
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31
(in millions)	2015	2014
Cash flows from operating activities:
Net earnings	$920	$932
Earnings from discontinued operations, net of tax	—	(3)
Earnings from continuing operations	920	929

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	336	344
Loss on extinguishment of debt	60	—
Gain on sale of other investments	(5)	(32)
Impairments and (gain)/loss on disposal of assets, net	(19)	10
Share-based compensation	80	72
Provision for bad debts	42	31
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	(718)	1,473
Decrease/(increase) in inventories	(850)	350
Increase/(decrease) in accounts payable	1,657	(1,392)
Other accrued liabilities and operating items, net	169	23
Net cash provided by operating activities	1,672	1,808

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(319)	(168)
Additions to property and equipment	(139)	(138)
Purchase of available-for-sale securities and other investments	(134)	(27)
Proceeds from sale of available-for-sale securities and other investments	129	47
Proceeds from maturities of available-for-sale securities	24	—
Proceeds from divestitures and disposal of held for sale assets	53	—
Net cash used in investing activities	(386)	(286)

Cash flows from financing activities:
Payment of contingent consideration obligation	(3)	—
Net change in short-term borrowings	(9)	65
Reduction of long-term obligations	(1,221)	(1)
Proceeds from long-term obligations, net of issuance costs	1,182	—
Net proceeds from issuance of common shares	59	219
Tax proceeds from share-based compensation	56	36
Dividends on common shares	(346)	(312)
Purchase of treasury shares	(686)	(389)
Net cash used in financing activities	(968)	(382)

Net increase in cash and equivalents	318	1,140
Cash and equivalents at beginning of period	2,865	1,901
Cash and equivalents at end of period	$3,183	$3,041
See notes to condensed consolidated financial statements.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. To conform to the current year presentation, certain prior year amounts have been reclassified. References to "we," "our" and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.
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
Sale of Investments
During the three months ended March 31, 2014 we sold our minority equity interests in two investments for proceeds of $47 million, which resulted in a pre-tax gain of $32 million included in other income, net in the condensed consolidated statements of earnings.

Recent Financial Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB"), issued amended accounting guidance that clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. If it is determined that a software license does not exist in the arrangement, the customer would account for this arrangement as a service contract. This amendment will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. We are currently evaluating the impact of adoption on our financial position and results of operations and the timing of adoption.
Also, in April 2015, the FASB issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. This amendment will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. Adoption of the guidance would reclassify debt issuance costs from other assets to long-term obligations, less current portion within the condensed consolidated balance sheet. We do not expect the adoption to have a material impact on our financial position or results of operations, and are currently evaluating the timing of adoption.
In August 2014, the FASB issued amended accounting guidance related to uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. This amendment will be effective for us in the fourth quarter of fiscal 2017, with early adoption permitted. We do not expect the adoption of this guidance to impact our financial statement disclosures.
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
2. Acquisitions
While we have completed acquisitions during the nine months ended March 31, 2015, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate. The cash paid for these acquisitions, net of cash acquired, was $319 million.
Cordis
On March 1, 2015, we entered into a binding offer letter with Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, to purchase its Cordis business for a purchase price of $1.9 billion in cash, subject to certain adjustments. The acquisition of Cordis, a manufacturer and distributor of interventional cardiology devices and endovascular solutions, will expand the Medical segment's portfolio of self-manufactured products. We expect to finance the acquisition with $1.0 billion in new long-term debt with the remaining amount funded by cash on hand. In March 2015, we also entered into a $1.0 billion senior unsecured bridge term loan that may be used to complete this acquisition, as discussed further in Note 6. Cordis is a global company, with operations in more than 50 countries. The acquisition is expected to close in approximately 20 principal countries towards the end of calendar year 2015 and in the remaining countries afterward, subject to regulatory approval and customary closing conditions. Transaction and integration costs associated with the acquisition of Cordis were $21 million and $24 million during the three and nine months ended March 31, 2015, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.

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
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs related to our restructuring activities:

	Three Months Ended March 31
(in millions)	2015	2014
Employee-related costs (1)	$3	$2
Facility exit and other costs (2)	4	3
Total restructuring and employee severance	$7	$5

	Nine Months Ended March 31
(in millions)	2015	2014
Employee-related costs (1)	$24	$10
Facility exit and other costs (2)	9	15
Total restructuring and employee severance	$33	$25

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The majority of restructuring costs incurred during the nine months ended March 31, 2015 and 2014 related to restructuring activities within our Medical segment.
In connection with a restructuring plan within our Medical segment announced on January 30, 2013, we completed the sale of our property in Waukegan, Illinois during the second quarter of fiscal 2015, which resulted in a $1 million loss on disposal of held for sale assets.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2014	$24	$—	$24
Additions	21	1	22
Payments and other adjustments	(27)	(1)	(28)
Balance at March 31, 2015	$18	$—	$18

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2014	$2,158	$2,720	$4,878
Goodwill acquired, net of purchase price adjustments	20	186	206
Foreign currency translation adjustments and other	—	(29)	(29)
Balance at March 31, 2015	$2,178	$2,877	$5,055
Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at:

	March 31, 2015
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$15	$—	$15
Total indefinite-life intangibles	15	—	15

Definite-life intangibles:
Customer relationships	1,088	466	622
Trademarks, trade names and patents	229	84	145
Developed technology and other	320	124	196
Total definite-life intangibles	1,637	674	963
Total other intangible assets	$1,652	$674	$978

	June 30, 2014
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,043	388	655
Trademarks, trade names and patents	213	69	144
Developed technology and other	258	79	179
Total definite-life intangibles	1,514	536	978
Total other intangible assets	$1,528	$536	$992
Total amortization of intangible assets was $48 million and $46 million for the three months ended March 31, 2015 and 2014, respectively, and $140 million and $138 million for the nine months ended March 31, 2015 and 2014, respectively. For acquisitions that have closed on or before March 31, 2015, estimated annual amortization of intangible assets for the remainder of fiscal 2015 through 2019 is as follows: $50 million, $187 million, $178 million, $133 million and $86 million.
5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	March 31, 2015	June 30, 2014
Current available-for-sale securities:
Commercial paper	$9	$4
Treasury bills	—	85
International bonds	1	1
Corporate bonds	4	3
U.S. agency bonds	10	—
U.S. agency mortgage-backed securities	11	—
Total current available-for-sale securities	35	93

Long-term available-for-sale securities:
Corporate bonds	7	5
U.S. agency bonds	26	2
U.S. agency mortgage-backed securities	16	—
Total long-term available-for-sale securities	49	7
Total available-for-sale securities	$84	$100
Gross unrealized gains and losses were immaterial at March 31, 2015. During the three and nine months ended March 31, 2015, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments. At March 31, 2015, the weighted-average effective maturity of our current and long-term investments was approximately 6 months and 15 months, respectively.
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
The following table summarizes long-term obligations and other short-term borrowings:

(in millions)	March 31, 2015	June 30, 2014
1.7% Notes due 2018	$403	$401
1.9% Notes due 2017	252	251
2.4% Notes due 2019	454	—
3.2% Notes due 2022	250	248
3.2% Notes due 2023	549	549
3.5% Notes due 2024	398	—
4.0% Notes due 2015	—	513
4.5% Notes due 2044	345	—
4.6% Notes due 2043	349	349
4.625% Notes due 2020	528	525
5.8% Notes due 2016	—	301
5.85% Notes due 2017	—	158
6.0% Notes due 2017	—	197
7.0% Debentures due 2026	124	124
7.8% Debentures due 2016	37	37
Other obligations	314	319
Total	$4,003	$3,972
Less: current portion of long-term obligations and other short-term borrowings	283	801
Long-term obligations, less current portion	$3,720	$3,171
Maturities of existing long-term obligations and other short-term borrowings for the remainder of fiscal 2015 through 2019 and thereafter are as follows: $283 million, $22 million, $290 million, $405 million, $2 million, and $3,001 million.
Other Financing Arrangements
In connection with the binding offer to purchase the Cordis business discussed in Note 2, we entered into a $1.0 billion 364-

day senior unsecured bridge term loan in March 2015. Borrowings under the senior unsecured bridge term loan bear interest based on the London Interbank Offered Rate. We expect to finance the acquisition with $1.0 billion in new long-term debt and terminate the bridge loan. Fees incurred from the senior unsecured bridge term loan are included in interest expense, net within the condensed consolidated statements of earnings.
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") until November 3, 2017 and increased the size of the facility from $700 million to $950 million. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors. We had no outstanding balance under the committed receivable sales facility program at March 31, 2015 and June 30, 2014, except for standby letters of credit of $41 million at both March 31, 2015 and June 30, 2014.
7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended March 31, 2015 and 2014, the effective tax rate was 34.6 percent and 38.0 percent, respectively.
During the nine months ended March 31, 2015 and 2014, the effective tax rate was 36.3 percent and 35.5 percent, respectively. The effective tax rate during the nine months ended March 31, 2014 was impacted by net favorable discrete items of $18 million. The discrete items include the favorable impact of the settlement of federal and state tax controversies ($67 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($61 million).
At March 31, 2015 and June 30, 2014, we had $526 million and $510 million of unrecognized tax benefits, respectively. The March 31, 2015 and June 30, 2014 balances include $333 million and $322 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2015 and June 30, 2014, we had $154 million and $143 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of zero to $175 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. The IRS is currently conducting audits of fiscal years 2006 through 2010, and our transfer pricing arrangements continue to be under review as part of these audits.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $217 million and $210 million at March 31, 2015 and June 30, 2014, respectively, and is included in other assets in the condensed consolidated balance sheets.
8. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing entity with CVS Health Corporation (“CVS”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 generic sourcing venture and have committed to source generic pharmaceuticals through arrangements negotiated by it. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies, but does not own products or hold inventory on behalf of either company. We are required to pay 39 quarterly payments of $25.6 million to CVS which commenced in October 2014. In addition, if certain milestones are achieved, we are required to pay additional predetermined amounts to CVS beginning in fiscal 2016.
Cordis
As described in Note 2, on March 1, 2015, we entered into a binding offer letter with Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, to purchase its Cordis business for a purchase price of $1.9 billion in cash, subject to certain adjustments. The transaction is subject to regulatory approval and customary closing conditions.
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
With respect to the unresolved matters described below, we are unable to estimate a range of reasonably possible loss for matters for which there is no accrual, or additional loss for matters for which we have recorded an accrual, since damages or fines have not been specified or the proceedings are at stages where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to trial. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial position, results of operations or cash flows, though the outcome of one or more of these matters could be material to our results of operations for a particular period.
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
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to engage in discussions with several offices of the U.S. Department of Justice (the "DOJ"), including discussions regarding a possible settlement. We incurred litigation charges of zero and $34 million for this matter during the three and nine months ended March 31, 2015, respectively. Our total accrual for this matter at March 31, 2015 is $34 million, which is included in other accrued liabilities in the condensed consolidated balance sheet.
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
FTC Investigation
As previously disclosed, the Federal Trade Commission (“FTC”) has been investigating supplier arrangements involving our Nuclear Pharmacy Services division primarily focused on the period between 2003 and 2008. In April 2015, we settled this matter, without admitting liability, with the FTC by agreeing to a court order and injunction under federal antitrust laws in which we agreed, among other things, to pay $27 million to the FTC. We incurred a litigation charge in the settlement amount during the nine months ended March 31, 2015, the accrual for which is included in other accrued liabilities in the condensed consolidated balance sheet. On April 23, 2015, the United

States District Court for the Southern District of New York approved the settlement and entered the order and injunction.
Qui Tam Action
Our Cardinal Health at Home division was named as a defendant by a private third-party plaintiff in an amended qui tam complaint that was filed in November 2014 in the U.S. District Court for the District of Massachusetts against several manufacturers and distributors of ostomy and continence care products. The complaint seeks damages and penalties on behalf of the United States for alleged violations of the federal healthcare fraud and abuse laws, Medicare regulations and the federal False Claims Act in connection with the marketing and sale of these products. The DOJ has not yet determined whether to intervene in this qui tam action and is currently conducting an investigation of this matter. We are providing information to the DOJ in connection with its investigation.
Antitrust Litigation Proceeds
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $14 million and $9 million during the three months ended March 31, 2015 and 2014, respectively, and $14 million and $24 million during the nine months ended March 31, 2015 and 2014, respectively.
9. Fair Value Measurements
The following tables present the fair values for assets measured on a recurring basis at:

	March 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$598	$—	$—	$598
Forward contracts (2)	—	17	—	17
Available-for-sale securities (3)	—	84	—	84
Other investments (4)	110	—	—	110
Total	$708	$101	$—	$809

	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$740	$—	$—	$740
Forward contracts (2)	—	10	—	10
Available-for-sale securities (3)	—	100	—	100
Other investments (4)	106	—	—	106
Total	$846	$110	$—	$956

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
During the nine months ended March 31, 2015, we entered into forward interest rate swaps with a total notional amount of $50 million to hedge probable, but not firmly committed, future transactions associated with our debt.
Also, during the nine months ended March 31, 2015, we entered into pay-floating interest rate swaps with total notional amounts of $700 million, of which $450 million was in connection with the registered debt offering in November 2014 described in Note 6. These swaps have been designated fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheet.
Also, during the nine months ended March 31, 2015, we terminated notional amounts of $875 million of pay-floating interest rate swaps in connection with the debt redemption in December 2014 described in Note 6. These swaps were previously designated as fair value hedges. Additionally, we terminated $350 million in forward interest rate swaps that were previously designated as cash-flow hedges.
During the nine months ended March 31, 2014, we entered into pay-floating interest rate swaps with total notional amounts of $300 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheets.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at March 31, 2015 and June 30, 2014 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2015	June 30, 2014
Estimated fair value	$4,148	$4,115
Carrying amount	4,003	3,972
The estimated fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Equity
Share Repurchases
During the nine months ended March 31, 2015, we repurchased 9.1 million common shares having an aggregate cost of $684 million. The average price paid per common share was $75.00.
During the nine months ended March 31, 2014, we repurchased 5.7 million common shares having an aggregate cost of $389 million. The average price paid per common share was $67.66.
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in the balance of accumulated other comprehensive income/(loss) by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2014	$63	$7	$70

Other comprehensive loss, net of tax before reclassifications	(117)	(4)	(121)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss, net of tax of $4 million	(117)	(6)	(123)
Balance at March 31, 2015	$(54)	$1	$(53)
Activity related to realized and unrealized gains and losses on available-for-sale securities as described in Note 5, was immaterial during the three and nine months ended March 31, 2015.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

12. Earnings Per Share
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share:

	Three Months Ended March 31
(in millions)	2015	2014
Weighted-average common shares–basic	330	342

Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	4	5
Weighted-average common shares–diluted	334	347

	Nine Months Ended March 31
(in millions)	2015	2014
Weighted-average common shares–basic	332	341

Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	4	5
Weighted-average common shares–diluted	336	346
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 1 million and zero for the three months ended March 31, 2015 and 2014, respectively and 1 million and zero for the nine months ended March 31, 2015 and 2014, respectively.
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
The following tables present revenue for each reportable segment and Corporate:

	Three Months Ended March 31
(in millions)	2015	2014
Pharmaceutical	$22,605	$18,762
Medical	2,774	2,657
Total segment revenue	25,379	21,419
Corporate (1)	(4)	8
Total revenue	$25,375	$21,427

	Nine Months Ended March 31
(in millions)	2015	2014
Pharmaceutical (2)	$66,440	$60,018
Medical	8,540	8,168
Total segment revenue	74,980	68,186
Corporate (1)	3	4
Total revenue	$74,983	$68,190

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

(2)	Our pharmaceutical distribution contract with Walgreen Co. expired on August 31, 2013.
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
We do not allocate the following items to our segments: restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges; other income, net; interest expense, net; loss on extinguishment of debt; and, provision for income taxes. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $6 million and $7 million for the three months ended March 31, 2015 and 2014, respectively, and $12 million and $17 million for the nine months ended March 31, 2015 and 2014, respectively.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended March 31
(in millions)	2015	2014
Pharmaceutical	$567	$452
Medical	102	111
Total segment profit	669	563
Corporate	(78)	(55)
Total operating earnings	$591	$508

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

	Nine Months Ended March 31
(in millions)	2015	2014
Pharmaceutical	$1,559	$1,368
Medical	330	348
Total segment profit	1,889	1,716
Corporate	(286)	(218)
Total operating earnings	$1,603	$1,498
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2015	June 30, 2014
Pharmaceutical	$16,655	$15,361
Medical	7,183	6,768
Corporate	4,050	3,904
Total assets	$27,888	$26,033
14. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended March 31
(in millions)	2015	2014
Restricted share unit expense	$18	$15
Employee stock option expense	6	6
Performance share unit expense	3	3
Total share-based compensation	$27	$24

	Nine Months Ended March 31
(in millions)	2015	2014
Restricted share unit expense	$52	$46
Employee stock option expense	16	16
Performance share unit expense	12	10
Total share-based compensation	$80	$72
The total tax benefit related to share-based compensation was $10 million and $8 million for the three months ended March 31, 2015 and 2014, respectively, and $28 million and $25 million for the nine months ended March 31, 2015 and 2014, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2014	10	$39.16
Granted	1	71.57
Exercised	(3)	36.92
Canceled and forfeited	—	—
Outstanding at March 31, 2015	8	$45.46
Exercisable at March 31, 2015	5	$36.63
At March 31, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $27 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional data related to stock option activity:

(in millions, except contractual lives)	March 31, 2015	June 30, 2014
Aggregate intrinsic value of outstanding options at period end	$357	$282
Aggregate intrinsic value of exercisable options at period end	$245	$185
Weighted-average remaining contractual life of outstanding options (in years)	6	6
Weighted-average remaining contractual life of exercisable options (in years)	5	4
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	3	$45.65
Granted	1	71.97
Vested	(1)	44.77
Canceled and forfeited	—	—
Nonvested at March 31, 2015	3	$59.14
At March 31, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $93 million, which is expected to be recognized over a weighted-average period of two years.
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	0.9	$44.41
Granted	0.2	71.63
Vested (1)	(0.2)	41.47
Canceled and forfeited	—	—
Nonvested at March 31, 2015	0.9	$50.13

(1)	Vested based on achievement of 120 percent of the target performance goal.
At March 31, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $17 million, which is expected to be recognized over a weighted-average period of two years.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at March 31, 2015 and June 30, 2014, and for our condensed consolidated statements of earnings for the three and nine months ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.
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
Revenue for the three and nine months ended March 31, 2015 was $25.4 billion and $75.0 billion, an 18 percent and 10 percent increase, respectively, from the prior-year periods due primarily to sales growth from existing and new pharmaceutical distribution customers. Revenue growth was negatively impacted for the nine months ended March 31, 2015 due to the previously disclosed expiration of our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") on August 31, 2013.
Gross margin increased 12 percent to $1.5 billion and 9 percent to $4.3 billion for the three and nine months ended March 31, 2015, respectively, reflecting sales growth from existing and new customers and strong performance from our Pharmaceutical segment generic programs, offset in part by customer pricing changes. The increase for the nine months ended March 31, 2015 was partially offset by the Walgreens contract expiration in the prior-year period.
Operating earnings increased 16 percent to $591 million and 7 percent to $1.6 billion for the three and nine months ended March 31, 2015, respectively, primarily due to the gross margin increase.
Earnings from continuing operations increased 16 percent to $365 million for the three months ended March 31, 2015, and decreased 1 percent to $920 million for the nine months ended March 31, 2015. Both periods were impacted by the factors discussed above. The decrease for the nine months ended March 31, 2015 also reflected a $60 million loss on extinguishment of debt in the current year.
Our cash and equivalents balance was $3.2 billion at March 31, 2015 and $2.9 billion at June 30, 2014. For the nine months ended March 31, 2015, net cash provided by operating activities of $1.7 billion was partially offset by share repurchases of $684 million and cash dividends of $346 million. In addition, we refinanced $1.2 billion of long-term debt at lower interest rates and longer maturities.
Cordis
On March 1, 2015, we entered into a binding offer letter with Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, to purchase its Cordis business for a purchase price of $1.9 billion in cash, subject to certain adjustments. The acquisition of Cordis, a manufacturer and distributor of interventional cardiology devices and endovascular solutions, will expand the Medical segment's portfolio of self-manufactured products. We expect to finance the acquisition with $1.0 billion in new long-term debt with the remaining amount funded by cash on hand. In March 2015, we also entered into a $1.0 billion senior unsecured bridge term loan that may be used to complete this acquisition. Cordis is a global company, with operations in more than 50 countries. The acquisition is expected to close in approximately 20 principal countries towards the end of calendar year 2015 and in the remaining countries afterward, subject to regulatory approval and customary closing conditions.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

payments of $25.6 million to CVS which commenced in October 2014. In addition, if certain milestones are achieved, we are required to pay additional predetermined amounts to CVS beginning in fiscal 2016.
Results of Operations
Revenue

	Three Months Ended March 31
(in millions)	2015	2014	Change
Pharmaceutical	$22,605	$18,762	20%
Medical	2,774	2,657	4%
Total segment revenue	25,379	21,419	18%
Corporate	(4)	8	N.M.
Total revenue	$25,375	$21,427	18%

	Nine Months Ended March 31
(in millions)	2015	2014	Change
Pharmaceutical	$66,440	$60,018	11%
Medical	8,540	8,168	5%
Total segment revenue	74,980	68,186	10%
Corporate	3	4	N.M.
Total revenue	$74,983	$68,190	10%
Pharmaceutical Segment
Compared to the prior-year periods, sales growth from existing and new pharmaceutical distribution customers positively impacted revenue by $3.6 billion and $9.4 billion during the three and nine months ended March 31, 2015, respectively. The growth was primarily driven by increased sales to existing customers, which were impacted by continued branded pharmaceutical price inflation and newly launched hepatitis C pharmaceutical products. The increase for the nine months ended March 31, 2015 was partially offset by the Walgreens contract expiration in the prior-year period ($3.3 billion).
Medical Segment
Revenue growth for the three and nine months ended March 31, 2015 compared to the prior-year periods was due to acquisitions ($93 million and $285 million, respectively).
Cost of Products Sold
As a result of the same factors affecting the change in revenue, cost of products sold increased $3.8 billion (19 percent) and $6.4 billion (10 percent) compared to the prior-year periods. See the gross margin discussion below for additional drivers impacting cost of products sold.

Gross Margin

	Three Months Ended March 31
(in millions)	2015	2014	Change
Gross margin	$1,459	$1,297	12%

	Nine Months Ended March 31
(in millions)	2015	2014	Change
Gross margin	$4,254	$3,905	9%
Consolidated gross margin increased during the three and nine months ended March 31, 2015 compared to the prior-year periods by $162 million and $349 million, respectively.
Consolidated gross margin growth during the three and nine months ended March 31, 2015 was positively impacted by sales growth from existing and new pharmaceutical distribution customers, and for the nine months ending March 31, 2015 was negatively impacted by the Walgreens contract expiration in the prior-year period. The net impact of these factors increased consolidated gross margin for the three and nine months ended March 31, 2015 by $166 million and $357 million, respectively.
Consolidated gross margin rate contracted during the three months ended March 31, 2015, which had an adverse impact on consolidated gross margin of $32 million. Apart from the Walgreens contract expiration in the prior-year period, consolidated gross margin rate also contracted during the nine months ended March 31, 2015, which had an adverse impact on consolidated gross margin of $87 million. Consolidated gross margin rate was adversely impacted by customer pricing changes, newly launched hepatitis C pharmaceutical products, and new customer mix. These were partially offset by strong performance from generic programs, which included benefits from Red Oak Sourcing.
Consolidated gross margin during the three and nine months ended March 31, 2015 was positively impacted by acquisitions ($28 million and $79 million, respectively).
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31
(in millions)	2015	2014	Change
SG&A expenses	$803	$736	9%

	Nine Months Ended March 31
(in millions)	2015	2014	Change
SG&A expenses	$2,393	$2,233	7%
The increase in SG&A expenses during the three and nine months ended March 31, 2015 compared to the prior-year period reflected acquisitions ($23 million and $75 million,

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

respectively), overall increase in new customer and product volume, and investments in information technology infrastructure.
Segment Profit and Consolidated Operating Earnings

	Three Months Ended March 31
(in millions)	2015	2014	Change
Pharmaceutical	$567	$452	25%
Medical	102	111	(8)%
Total segment profit	669	563	19%
Corporate	(78)	(55)	N.M.
Total operating earnings	$591	$508	16%

	Nine Months Ended March 31
(in millions)	2015	2014	Change
Pharmaceutical	$1,559	$1,368	14%
Medical	330	348	(5)%
Total segment profit	1,889	1,716	10%
Corporate	(286)	(218)	N.M.
Total operating earnings	$1,603	$1,498	7%
Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit during the three and nine months ended March 31, 2015 compared to the prior-year periods was positively impacted by sales growth from existing and new pharmaceutical distribution customers and strong performance from generic programs, including benefits from Red Oak Sourcing, partially offset by the adverse impact of customer pricing changes. Pharmaceutical segment profit growth for the nine months ended March 31, 2015 was negatively impacted by the Walgreens contract expiration in the prior-year period.
Medical Segment Profit
The principal drivers for the decrease in Medical segment profit during the three and nine months ended March 31, 2015 compared to the prior-year period were decreases in contributions from national brand medical-surgical distribution sales and our Canadian business.
Consolidated Operating Earnings
In addition to revenue, gross margin and SG&A expenses discussed above, operating earnings were impacted by the following:

	Three Months Ended March 31
(in millions)	2015	2014
Restructuring and employee severance	$7	$5
Amortization and other acquisition-related costs	77	56
Impairments and (gain)/loss on disposal of assets, net	(1)	—
Litigation (recoveries)/charges, net	(18)	(8)

	Nine Months Ended March 31
(in millions)	2015	2014
Restructuring and employee severance	$33	$25
Amortization and other acquisition-related costs	190	160
Impairments and (gain)/loss on disposal of assets, net	(19)	10
Litigation (recoveries)/charges, net	54	(21)
Restructuring and Employee Severance
The majority of restructuring costs incurred during the three and nine months ended March 31, 2015 and 2014 related to restructuring activities within our Medical segment.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $48 million and $46 million for the three months ended March 31, 2015 and 2014, respectively, and $139 million and $138 million for the nine months ended March 31, 2015 and 2014, respectively. Amortization and other acquisition-related costs included transaction and integration costs associated with the acquisition of Cordis of $21 million and $24 million for the three and nine months ended March 31, 2015, respectively. We anticipate future integration costs to be commensurate with the size and complexity of this acquisition.
Litigation (Recoveries)/Charges, Net
During the nine months ended March 31, 2015, we incurred litigation charges of $34 million related to the DEA investigation and related matters and $27 million related to the FTC investigation, which were partially offset by litigation recoveries of $18 million, primarily consisting of settlements of class action antitrust claims in which we were a class member. These matters are discussed further in Note 8 of the "Notes to Condensed Consolidated Financial Statements."
Earnings Before Income Taxes and Discontinued Operations
In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

	Three Months Ended March 31
(in millions)	2015	2014	Change
Other income, net	$(2)	$(33)	N.M.
Interest expense, net	35	34	4%
Loss on extinguishment of debt	—	—	N.M.

	Nine Months Ended March 31
(in millions)	2015	2014	Change
Other income, net	$(6)	$(43)	N.M.
Interest expense, net	105	100	5%
Loss on extinguishment of debt	60	—	N.M.
Other Income, Net
Other income, net for the three and nine months ended March 31, 2014 included a $32 million pre-tax gain related to the sale of our minority interest in two investments.
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
During the three months ended March 31, 2015 and 2014, the effective tax rate was 34.6 percent and 38.0 percent, respectively.
During the nine months ended March 31, 2015 and 2014, the effective tax rate was 36.3 percent and 35.5 percent, respectively. The March 31, 2014 effective tax rate was impacted by net favorable discrete items of $18 million. The discrete items included the favorable impact of the settlement of federal and state tax controversies ($67 million) and the unfavorable impact of remeasurement of unrecognized tax benefits ($61 million).
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

Cash and Equivalents
Our cash and equivalents balance was $3.2 billion at March 31, 2015 and $2.9 billion at June 30, 2014. At March 31, 2015, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. For the nine months ended March 31, 2015, net cash provided by operating activities of $1.7 billion was partially offset by share repurchases of $684 million and cash dividends of $346 million. In addition, we refinanced $1.2 billion of long-term debt at lower interest rates and longer maturities.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product changes.
The cash and equivalents balance at March 31, 2015 included $447 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations.
Credit Facilities and Commercial Paper
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC until November 3, 2017 and increased the size of the facility from $700 million to $950 million with the inclusion of certain receivables from the Medical segment. Other sources of liquidity include a $1.5 billion revolving credit facility and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At March 31, 2015, we had no outstanding balances or borrowings under these facilities, except for standby letters of credit of $41 million under the committed receivables sales facility program.
Our revolving credit facility and committed receivables sales facility program require us to maintain, as of any fiscal quarter end, a consolidated interest coverage ratio of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of March 31, 2015, we were in compliance with these financial covenants.
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

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Financial Review (continued)

plus the make-whole premium applicable to each series of notes. As a result of this redemption, during the three months ended December 31, 2014, we recorded a loss on the extinguishment of debt of $60 million ($37 million, net of tax).
Funding of Cordis
In connection with the binding offer to purchase the Cordis business, we entered into a $1.0 billion 364-day senior unsecured bridge term loan in March 2015. Borrowings under the senior unsecured bridge term loan bear interest based on the London Interbank Offered Rate. We expect to finance the acquisition with $1.0 billion in new long-term debt and terminate the bridge loan.
Available-for-Sale Securities
At March 31, 2015, we held $84 million of marketable securities, which are classified as available-for-sale.
Capital Expenditures
Capital expenditures were $139 million and $138 million during the nine months ended March 31, 2015 and 2014, respectively.
Dividends
On February 3, 2015 our Board of Directors approved a quarterly dividend of $0.3425 per share, or $1.37 on an annualized basis, which was paid on April 15, 2015 to shareholders of record on April 1, 2015.
Share Repurchases
During the nine months ended March 31, 2015, we repurchased $684 million of our common shares.
Our Board of Directors has approved a $2.0 billion share repurchase program, which expires on December 31, 2016. At March 31, 2015, we had $1.0 billion remaining under our repurchase authorization.
Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at March 31, 2015.
Contractual Obligations
Except for the registered debt offering and debt redemption described above under “Liquidity and Capital Resources” and in Note 6 of the “Notes to Condensed Consolidated Financial Statements," as of March 31, 2015 there have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations disclosed in our 2014 Form 10-K.
At March 31, 2015, our long-term debt and short-term borrowings and interest on long-term debt for the remainder of fiscal 2015 and fiscal periods thereafter are as follows:

(in millions)	2015	2016 to 2017	2018 to 2019	There-after	Total
Long-term debt and short-term borrowings (1)	$283	$312	$407	$3,001	$4,003
Interest on long-term debt	40	270	229	1,043	1,582
Total long-term and short-term obligations	$323	$582	$636	$4,044	$5,585

(1)	Represents maturities of our long-term debt obligations and other short-term borrowings. See Note 6 of the “Notes to Condensed Consolidated Financial Statements” for further information.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for a discussion of recent financial accounting standards.
Critical Accounting Policies and Sensitive Accounting Estimates
Refer to the Critical Accounting Policies and Sensitive Accounting Estimates section of "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. There have been no material changes to our critical accounting policies and sensitive accounting estimates since the end of fiscal 2014 through March 31, 2015.

Table of Contents	Cardinal Health, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risks since the end of fiscal 2014 through March 31, 2015 from those reported in our 2014 Form 10-K.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Cardinal Health, Inc. and Subsidiaries
Part II. Other Information

Item 1: Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 8 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Item 1: Legal Proceedings" by reference.
On January 23, 2015, Erste-Sparinvest Kapitalanlagegesellschaft m.b.H., a purported shareholder, filed a derivative action in the U.S. District Court for the Southern District of Ohio against the current and certain former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to implement and maintain a system to prevent diversion of controlled substances in connection with, among other things, the DEA’s past suspensions of our distribution centers’ registrations. The derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorney's fees. This same plaintiff had made demand on our Board of Directors in May 2014 to take action against current and certain former directors based on allegations similar to those made in the derivative complaint. A special committee of independent directors investigated the allegations made in the demand, and after receiving and evaluating the special committee's findings and recommendations with respect to the demand, our Board of Directors determined in November 2014 that pursuing the claims set forth in the demand was not in the best interest of the company. In the derivative complaint, the plaintiff also alleges that the Board of Directors wrongfully rejected the demand. In April 2015, the defendants filed a motion to dismiss the derivative complaint.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made of our common shares during the three months ended March 31, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
January 1-31, 2015	121	$83.04	—	$1,043
February 1-28, 2015	105	84.89	—	1,043
March 1-31, 2015	176	89.34	—	1,043
Total	402	$86.28	—	$1,043

(1)	Reflects 121, 105 and 176 common shares purchased in January, February and March 2015, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program, which expires on December 31, 2016. On August 6, 2014, our Board of Directors authorized an additional $1.0 billion under this share repurchase program. During the three months ended March 31, 2015, we did not repurchase any common shares under this program.

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
10.1
Final Binding Offer dated March 1, 2015 by and between Cardinal Health, Inc. and Ethicon, Inc. (incorporated by reference to Exhibit 10.1 of Cardinal Health's Current Report on Form 8-K filed on March 2, 2015, File No. 1-11373)

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

Cardinal Health, Inc.

Date:	May 5, 2015	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer