Form 10-K
period 2015-06-30
CARDINAL HEALTH INC
filed 2015-08-13
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates or registrant on December 31, 2014, was the following: $26,604,792,216.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2015, was the following: 327,359,492.
Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2015 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2015 Form 10-K

1	Cardinal Health | Fiscal 2015 Form 10-K

Key Highlights

Introduction

This Key Highlights section provides a brief overview of Cardinal Health, Inc. and does not contain all of the information you should consider. Please read the entire Form 10-K carefully before voting or making an investment decision. As used in this report, “we,” “our,” “us” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise.
References to Fiscal Years
Our fiscal year ends on June 30.  References to fiscal 2015, 2014 and 2013 are to the fiscal years ended June 30, 2015, 2014 and 2013, respectively.  Except as otherwise specified, information in this Form 10-K is provided as of June 30, 2015.
Non-GAAP Financial Measures
In the accompanying financial analysis of information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain of these data are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules.  The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Supplemental Information” section following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-K.
Important Information Regarding Forward-Looking Statements
This Form 10-K (including information incorporated by reference) includes forward-looking statements addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in MD&A, but there are others throughout this document, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks and uncertainties are described in “Risk Factors” and in Exhibit 99.1 to this Form 10-K. Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.

Cardinal Health | Fiscal 2015 Form 10-K	2

Key Highlights

In home healthcare, we serve
1.8 million
patients
with **40,000**
products

We work with
MORE THAN **5,000**
pharmaceutical & medical-surgical suppliers

Serving more than
20,000
U.S. PHARMACIES
NATIONWIDE

We provide resources to
MORE THAN 75%
of U.S.
hospitals

We have nearly
35,000
employees worldwide

WE MANUFACTURE
OR SOURCE MORE THAN
2.5 billion
individual
consumer healthcare,
home medical equipment,
and over-the-counter
PRODUCTS
EACH YEAR

3	Cardinal Health | Fiscal 2015 Form 10-K

Key Highlights

Healthcare is everywhere.
So is Cardinal Health.

Cardinal Health helps customers to reduce costs, increase efficiency, and improve quality, outcomes and access. From hospitals to home and everywhere in between, we serve the entire continuum of care with **logistics, business, product and patient solutions**.

Cardinal Health | Fiscal 2015 Form 10-K	4

Key Highlights

Financial summary

GAAP Basis ($M)

	FY15	FY14	FY13	FY12	FY11
Revenue	**$102,531**	$91,084	$101,093	$107,552	$102,644
% change	13%	(10)%	(6)%	5%	4%
Operating earnings	**$2,161**	$1,885	$996	$1,792	$1,514
% change	15%	89%	(44)%	18%	16%
Ratio to revenue (operating margin)	2.11%	2.07%	0.99%	1.67%	1.48%
Earnings from continuing operations	**$1,212**	$1,163	$335	$1,070	$966
% change	4%	247%	(69)%	11%	65%
Diluted EPS[2]	**$3.61**	$3.37	$0.97	$3.06	$2.74
% change	7%	247%	(68)%	12%	69%

Non-GAAP[1] Basis ($M)

	FY15	FY14	FY13	FY12	FY11
Revenue					
% change					
Operating earnings	**$2,472**	$2,133	$2,046	$1,866	$1,644
% change	16%	4%	10%	13%	18%
Ratio to revenue (operating margin)	2.41%	2.34%	2.02%	1.73%	1.60%
Earnings from continuing operations	**$1,469**	$1,324	$1,284	$1,119	$988
% change	11%	3%	15%	13%	22%
Diluted EPS[2]	**$4.38**	$3.84	$3.73	$3.21	$2.80
% change	14%	3%	16%	15%	25%

Sustained strong financial performance for five years

The growth presented below reflects fiscal 2011 compared to fiscal 2015.

Diluted EPS from continuing operations growth

Non-GAAP[1] 11.8% CAGR

GAAP 7.1% CAGR

Total shareholder return[3]

176.1%

Operating earnings growth

Non-GAAP[1] 10.7% CAGR

GAAP 9.3% CAGR

Dividend per share increase

15.1% CAGR

1 Non-GAAP financial measures. See "Supplemental Information" section following the MD&A for definitions and reconciling information.

2 Diluted earnings per share from continuing operations ("Diluted EPS").

3 Total shareholder return is the total return of our shares expressed as a percentage (calculated based on changes in stock price over the measurement period and assuming reinvestment of dividends).

5	Cardinal Health | Fiscal 2015 Form 10-K

Key Highlights

Capital deployment for five years

Fiscal 2011 through fiscal 2015

$7.0B
cumulatively invested in our businesses*
Acquisitions, net of divestitures
$5.7B
Dividends
$1.8B
Share repurchases
$2.9B
Capital expenditures
$1.3B
$4.7B
cumulatively returned to shareholders

Corporate Social Responsibility and Governance

We challenge ourselves to best utilize our assets, expertise and influence to make our communities stronger and our world more sustainable, while governing our activities as a good corporate citizen and with a belief that doing "the right thing" serves everyone.

$19.3M

corporate and Cardinal Health Foundation charitable and product donations worldwide in FY15

9 years

included on the Dow Jones Sustainability Index

Over ⅓

of our board members are diverse

*Includes only acquisitions closed as of June 30, 2015 (does not include Harvard Drug or Cordis acquisitions discussed in the MD&A).

Cardinal Health | Fiscal 2015 Form 10-K	6

Key Highlights

Board of directors

David J. Anderson (A)
Retired Senior Vice President and
Chief Financial Officer, Honeywell International Inc.

Colleen F. Arnold (N)
Senior Vice President, Sales and Distribution,
International Business Machines Corp.

George S. Barrett (E)
Chairman and Chief Executive Officer,
Cardinal Health, Inc.

Carrie S. Cox (H)
Chairman and Chief Executive Officer,
Humacyte, Inc.
Former Executive Vice President and President,
Global Pharmaceuticals, Schering-Plough Corp.

Calvin Darden (H)
Retired Senior Vice President, U.S. Operations,
United Parcel Service, Inc.

Bruce L. Downey (A)
Partner, New Spring Health Capital II, LP
Retired Chairman and Chief Executive Officer,
Barr Pharmaceuticals, Inc.

Patricia A. Hemingway Hall (A,N)
President and Chief Executive Officer,
Health Care Service Corp.

Clayton M. Jones (E,A)
Retired Chairman, President and Chief Executive Officer,
Rockwell Collins, Inc.

Gregory B. Kenny (E,I,N)
Retired President and Chief Executive Officer,
General Cable Corp.

David P. King (E,H)
Chairman, President and Chief Executive Officer,
Laboratory Corp. of America Holdings

Richard C. Notebaert* (E,H,N)
Retired Chairman and Chief Executive Officer,
Qwest Communications International Inc.

A: Audit Committee member
E: Executive Committee member
H: Human Resources and Compensation Committee member
N: Nominating and Governance Committee member
I: Independent Lead Director
*Mr. Notebaert has decided not to stand for re-election when his term expires at the 2015 Annual Meeting of Shareholders.

Executive team

George S. Barrett
Chairman and Chief Executive Officer

Donald M. Casey Jr.
Chief Executive Officer, Medical Segment

Stephen T. Falk
Executive Vice President,
General Counsel and Corporate Secretary

Meghan M. FitzGerald
Executive Vice President,
Strategy and Health Policy

Jon L. Giacomin
Chief Executive Officer, Pharmaceutical Segment

Michael C. Kaufmann
Chief Financial Officer

Craig S. Morford
Chief Legal and Compliance Officer

Carole S. Watkins
Chief Human Resources Officer

7	Cardinal Health | Fiscal 2015 Form 10-K

MD&A	About Cardinal Health

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, “we,” “our,” “us” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. We are a healthcare services and products company that improves the cost-effectiveness of health care. We help pharmacies, hospitals, and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality. We also provide medical products to patients in the home.
We manage our business and report our financial results in two segments: Pharmaceutical and Medical.

Pharmaceutical Segment

Our Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical, over-the-counter healthcare and consumer products in the United States. This segment also operates nuclear pharmacies and cyclotron facilities, provides pharmacy operations, medication therapy management and patient outcomes services to hospitals and other healthcare providers, provides services to healthcare companies supporting the marketing, distribution and payment for specialty pharmaceutical products and manufacturers and repackages generic pharmaceuticals and over-the-counter healthcare products. This segment also imports and distributes pharmaceuticals, over-the-counter healthcare and consumer products as well as provides specialty pharmacy and other services in China.

Medical Segment

Our Medical segment distributes a broad range of medical, surgical and laboratory products and provides services to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China and to patients in the home in the United States. This segment also manufactures, sources and develops our own Cardinal Health brand medical and surgical products, which are sold in the United States, Canada, Europe and other regions internationally.

Non-GAAP Financial Measures

We use "non-GAAP financial measures" in the "Fiscal 2015 Overview" section and include the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures in the “Supplemental Information” section following MD&A. The remaining sections of MD&A refer to GAAP measures only.

Cardinal Health | Fiscal 2015 Form 10-K	8

MD&A	Results of Operations

Consolidated Results

Fiscal 2015 Overview

Revenue
Revenue for fiscal 2015 was $102.5 billion, a 13 percent increase from the prior-year period due primarily to sales growth from existing and new pharmaceutical distribution customers. Revenue growth was negatively impacted in fiscal 2015 due to the previously disclosed expiration of our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") on August 31, 2013.
GAAP and Non-GAAP Operating Earnings

(in millions)	2015	2014	Change
GAAP	$2,161	$1,885	15%
Restructuring and employee severance	44	31
Amortization and other acquisition-related costs	281	223
Impairments and (gain)/loss on disposal of assets	(19)	15
Litigation (recoveries)/charges, net	5	(21)
Non-GAAP	$2,472	$2,133	16%
GAAP operating earnings increased 15 percent to $2.2 billion compared to the prior year, reflecting sales growth from existing and new customers and strong performance from our Pharmaceutical segment generics program, offset in part by customer pricing changes and the Walgreens contract expiration in the prior-year period. Non-GAAP operating earnings increased 16 percent to $2.5 billion during fiscal 2015 also due to the factors impacting GAAP operating earnings.

GAAP and Non-GAAP Diluted EPS

	2015	2014	Change
GAAP	$3.61	$3.37	7%
Restructuring and employee severance	0.09	0.06
Amortization and other acquisition-related costs	0.54	0.42
Impairments and (gain)/loss on disposal of assets	(0.03)	0.03
Litigation (recoveries)/charges, net	0.06	(0.04)
Loss on extinguishment of debt	0.11	—
Non-GAAP	$4.38	$3.84	14%
GAAP diluted EPS increased $0.24 or 7 percent to $3.61 during fiscal 2015 and non-GAAP diluted EPS increased $0.54 or 14 percent to $4.38 during fiscal 2015. GAAP and non-GAAP diluted EPS increased primarily due to the factors impacting GAAP and non-GAAP operating earnings as well as a lower share count driven by share repurchases and partially offset by an increase in income taxes. GAAP diluted EPS was also impacted by a $37 million after-tax loss on extinguishment of debt in the current year.
Cash and Equivalents
Our cash and equivalents balance was $4.6 billion and $2.9 billion at June 30, 2015 and 2014, respectively. In June 2015, we issued $1.5 billion of additional debt to fund a portion of the acquisitions of The Harvard Drug Group ("Harvard Drug"), which closed on July 2, 2015, and the Cordis business of Johnson & Johnson, which is expected to close during the second quarter of fiscal 2016. These acquisitions are both discussed in more detail in "Significant Developments in Fiscal 2015 and Trends" that follows this section. During fiscal 2015, net cash provided by operating activities of $2.5 billion was deployed for share repurchases of $1.0 billion, acquisitions of $503 million and cash dividends of $460 million. In addition, during the second quarter of fiscal 2015, we refinanced $1.2 billion of long-term debt at lower interest rates and longer maturities.

9	Cardinal Health | Fiscal 2015 Form 10-K

MD&A	Results of Operations

Significant Developments in Fiscal 2015 and Trends

Acquisitions

Harvard Drug
On July 2, 2015 we completed the acquisition of Harvard Drug for$1.1 billion, net of cash acquired, using existing cash and proceeds from the debt offering in June 2015. The acquisition of Harvard Drug, a distributor of generic pharmaceuticals, over-the-counter healthcare and related products to retail, institutional and alternate care customers, is expected to enhance our Pharmaceutical segment's generic pharmaceutical distribution and services businesses. Harvard Drug also manufactures and repackages generic pharmaceuticals and over-the-counter healthcare products.
Cordis
On March 1, 2015, we entered into a binding offer letter with Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, to purchase its Cordis business for a purchase price of $1.9 billion in cash, subject to certain adjustments. On May 27, 2015, Ethicon accepted the offer. The acquisition of Cordis, a manufacturer and distributor of interventional cardiology devices and endovascular solutions, is expected to expand our Medical segment's portfolio of self-manufactured products and its geographic scope. Cordis is a global company, with operations in more than 50 countries. The acquisition is expected to close in approximately 20 principal countries during the second quarter of fiscal 2016 and in the remaining countries afterward, subject to regulatory approval and customary closing conditions. We expect this acquisition to significantly reduce GAAP operating earnings and earnings before income taxes and discontinued operations in fiscal 2016, largely due to the expected impact of amortization and other acquisition-related costs.

Generic Sourcing Venture with CVS Health

In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health Corporation (“CVS Health”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 venture and have committed to source generic pharmaceuticals through arrangements negotiated by the venture. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies. We are required to pay 39 quarterly payments of $25.6 million to CVS Health which commenced in October 2014. Due to the achievement of a milestone, the quarterly payment to CVS Health will increase by $10 million beginning in fiscal 2016. In addition, if an additional milestone is achieved, the quarterly payment will increase in fiscal 2017 by a further $10 million resulting in a maximum quarterly payment of $45.6 million if all milestones are met.

Trends

Within our Pharmaceutical segment, pharmaceutical price appreciation on brand products and some generic products positively impacted our earnings during fiscal 2015, but, as is generally the case, the frequency and magnitude of future brand and generic product price appreciation is uncertain and the impact on earnings may be less in fiscal 2016 than in fiscal 2015.

Additionally within our Pharmaceutical segment, as is generally the case, the impact and timing of future generic pharmaceutical product launches is uncertain and the impact on earnings may be less in fiscal 2016 than in fiscal 2015. See the Pharmaceutical Segment discussion within the "Business" section for additional information regarding pharmaceutical price appreciation and generic pharmaceutical product launches.

Cardinal Health | Fiscal 2015 Form 10-K	10

MD&A	Results of Operations

Results of Operations

Revenue

	Revenue			Change
(in millions)	2015	2014	2013	2015	2014
Pharmaceutical	$91,116	$80,110	$91,097	14%	(12)%
Medical	11,395	10,962	10,060	4%	9%
Total segment revenue	102,511	91,072	101,157	13%	(10)%
Corporate	20	12	(64)	N.M.	N.M.
Total revenue	$102,531	$91,084	$101,093	13%	(10)%

Fiscal 2015 Compared to Fiscal 2014

Pharmaceutical Segment
Revenue growth for fiscal 2015 compared to fiscal 2014 was primarily due to sales growth from existing and new pharmaceutical distribution customers, which increased revenue by $13.7 billion during fiscal 2015. The growth was primarily driven by increased sales to existing customers, including continued branded pharmaceutical price inflation and newly launched hepatitis C pharmaceutical products. The increase was partially offset by the Walgreens contract expiration in the prior-year period ($3.3 billion).
Medical Segment
Revenue growth for fiscal 2015 compared to fiscal 2014 was primarily due to acquisitions ($344 million).

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
Medical Segment
Revenue growth for fiscal 2014 compared to fiscal 2013 was primarily due to acquisitions ($816 million).

Cost of Products Sold

As a result of the same factors affecting the change in revenue, consolidated cost of products sold increased $10.9 billion (13 percent) and decreased $10.2 billion (11 percent) during fiscal 2015 and 2014, respectively. See the gross margin discussion for additional drivers impacting cost of products sold.

11	Cardinal Health | Fiscal 2015 Form 10-K

MD&A	Results of Operations

Gross Margin

	Consolidated Gross Margin			Change
(in millions)	2015	2014	2013	2015	2014
Gross margin	$5,712	$5,161	$4,921	11%	5%

Fiscal 2015 Compared to Fiscal 2014

Consolidated gross margin increased during fiscal 2015 compared to fiscal 2014 by $551 million.
Consolidated gross margin growth during fiscal 2015 was positively impacted by sales growth from existing and new pharmaceutical distribution customers and was negatively impacted by the Walgreens contract expiration in the prior-year period. The net impact of these factors increased consolidated gross margin for fiscal 2015 by $516 million. In addition, acquisitions positively impacted gross margin by $101 million.
Consolidated gross margin rate contracted slightly during fiscal 2015, reflecting the adverse impact of customer pricing changes, the lower margin rate impact of newly launched hepatitis C pharmaceutical products, and new customer mix, largely offset by strong performance from our generics program, including benefits from Red Oak Sourcing.

Fiscal 2014 Compared to Fiscal 2013

Consolidated gross margin increased during fiscal 2014 compared to fiscal 2013 by $240 million.
Gross margin for fiscal 2014 was positively impacted by $32 million due to sales growth, which primarily reflects growth from existing customers, and was largely offset by the impact of the Walgreens contract expiration. In addition, acquisitions positively impacted gross margin by $221 million.
Gross margin rate, apart from the impact of the Walgreens contract expiration, was flat for fiscal 2014. Gross margin rate was positively impacted by strong performance from our generics program, including the impact of generic pharmaceutical price appreciation, and was adversely impacted by customer pricing changes.

Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses			Change
(in millions)	2015	2014	2013	2015	2014
SG&A expenses	$3,240	$3,028	$2,875	7%	5%
Fiscal 2015 Compared to Fiscal 2014

The increase in SG&A expenses during fiscal 2015 over 2014 was primarily due to acquisitions ($97 million) and an overall increase in volume of sales to existing and new customers.

Fiscal 2014 Compared to Fiscal 2013

SG&A expenses increased during fiscal 2014 over 2013 primarily due to acquisitions ($129 million).

Cardinal Health | Fiscal 2015 Form 10-K	12

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based upon segment profit, among other measures. See Note 15 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings			Change
(in millions)	2015	2014	2013	2015	2014
Pharmaceutical	$2,094	$1,745	$1,734	20%	1%
Medical	433	444	372	(3)%	19%
Total segment profit	2,527	2,189	2,106	15%	4%
Corporate	(366)	(304)	(1,110)	N.M.	N.M.
Total consolidated operating earnings	$2,161	$1,885	$996	15%	89%
Fiscal 2015 Compared to Fiscal 2014

Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit in fiscal 2015 over 2014 reflected sales growth from existing and new pharmaceutical distribution customers and strong performance from our generics program, including benefits from Red Oak Sourcing, partially offset by the adverse impact of customer pricing changes and the Walgreens contract expiration in the prior-year period.
Medical Segment Profit
The decrease in Medical segment profit in fiscal 2015 compared to fiscal 2014 was primarily due to a decline in contribution from distribution of national brand products. This was partially offset by contributions from the strategic expansion of our portfolio of Cardinal Health brand products and services, driven by acquisitions and targeted cost reductions.
Corporate
As discussed further in sections that follow, the principal driver for the change in Corporate in fiscal 2015 compared to fiscal 2014 was amortization and other acquisition-related costs primarily due to costs incurred in connection with the pending acquisition of Cordis.

Fiscal 2014 Compared to Fiscal 2013

Pharmaceutical Segment Profit
The increase in fiscal 2014 over fiscal 2013 reflected the positive impact of sales growth, which primarily reflects growth from existing customers, and was largely offset by the impact of the Walgreens contract expiration. The impact of gross margin rate, apart from the impact of the Walgreens contract expiration, was flat for fiscal 2014. Gross margin rate was positively impacted by strong performance from our generics program, including the impact of generic pharmaceutical price appreciation, and was adversely impacted by customer pricing changes.
Medical Segment Profit
The principal driver for the increase in fiscal 2014 over fiscal 2013 was the positive impact of acquisitions.
Corporate
As discussed further in sections that follow, the principal driver for the change in Corporate in fiscal 2014 compared to fiscal 2013 was an $829 million non-cash goodwill impairment charge recognized in fiscal 2013 related to our Nuclear Pharmacy Services division.

13	Cardinal Health | Fiscal 2015 Form 10-K

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

(in millions)	2015	2014	2013
Restructuring and employee severance	$44	$31	$71
Amortization and other acquisition-related costs	281	223	158
Impairments and (gain)/loss on disposal of assets, net	(19)	15	859
Litigation (recoveries)/charges, net	5	(21)	(38)
Restructuring and Employee Severance
The majority of restructuring and employee severance incurred during fiscal 2015, 2014 and 2013 were related to activities within our Medical segment.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $189 million, $187 million and $118 million for fiscal 2015, 2014 and 2013, respectively. During 2015, amortization and other acquisition-related costs included $44 million of transaction and integration costs associated with the pending acquisition of Cordis. We anticipate a significant increase in amortization of acquisition-related intangible assets in fiscal 2016 as a result of the Harvard Drug and Cordis acquisitions and in other acquisition-related costs due to the size and complexity of the Cordis integration.

Impairments and (Gain)/Loss on Disposal of Assets
During fiscal 2013, we recognized an $829 million ($799 million, net of tax) goodwill impairment charge related to our Nuclear Pharmacy Services division, as discussed further in Note 4 of the "Notes to Consolidated Financial Statements".
Litigation (Recoveries)/Charges, Net
During fiscal 2015, we incurred litigation charges of $41 million related to the DEA investigation and related matters and $27 million related to the FTC investigation and we recognized litigation recoveries of $71 million, primarily consisting of settlements of class action antitrust claims in which we were a class member. These matters are discussed further in Note 9 of the "Notes to Consolidated Financial Statements." We recognized litigation recoveries resulting from settlements of class action antitrust claims of $24 million and $38 million during 2014 and 2013, respectively.

Earnings Before Income Taxes and Discontinued Operations

In addition to the items discussed above, earnings before income taxes and discontinued operations were impacted by the following:

	Earnings Before Income Taxes and Discontinued Operations			Change
(in millions)	2015	2014	2013	2015	2014
Other income, net	$(7)	$(46)	$(15)	N.M.	N.M.
Interest expense, net	141	133	123	6%	8%
Loss on extinguishment of debt	60	—	—	N.M.	N.M
Other Income, Net
Other income, net for fiscal 2014 included a $32 million pre-tax gain related to the sale of our minority interest in two investments.
Interest Expense, Net
We expect interest expense to increase in fiscal 2016 as a result of the additional $1.5 billion of debt issued to fund the Harvard Drug acquisition and pending Cordis acquisition.

Loss on Extinguishment of Debt
In December 2014, we redeemed certain debt resulting in a loss on the extinguishment of debt of $60 million ($37 million, net of tax). See Note 7 of "Notes to Consolidated Financial Statements" for additional information.

Cardinal Health | Fiscal 2015 Form 10-K	14

MD&A	Results of Operations

Provision for Income Taxes

The provision for income taxes increased $120 million in fiscal 2015 over fiscal 2014 due to an increase in earnings before income taxes and discontinued operations and an increase in our effective tax rate of 3.1 percentage points.
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

	2015	2014	2013
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.1	2.2	2.5
Foreign tax rate differential	(2.4)	(1.2)	(4.0)
Nondeductible/nontaxable items	0.7	(0.2)	(0.5)
Nondeductible goodwill impairment	—	—	33.2
Change in measurement of uncertain tax positions and impact of IRS settlements	0.9	(0.4)	(5.7)
Other	0.1	(0.1)	1.8
Effective income tax rate	38.4%	35.3%	62.3%
Fiscal 2015

The fiscal 2015 effective income tax rate was impacted by the state and local income tax rate, which increased 1.9 percentage points due to the de-recognition of certain state tax benefits. The foreign tax rate differential also increased 1.2 percentage points primarily due to recognition of deferred tax benefits resulting from new tax legislation. In addition, the change in measurement of uncertain tax positions increased 1.3 percentage points primarily as a result of proposed assessment of additional tax.
Ongoing Audits
The IRS is currently conducting audits of fiscal years 2006 through 2010.

Fiscal 2014

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
Fiscal 2013

The fiscal 2013 effective tax rate was unfavorably impacted by 33.2 percentage points ($295 million) due to the nondeductibility of substantially all of the goodwill impairment related to our Nuclear Pharmacy Services division, which was partially offset by the favorable impact of the revaluation of our deferred tax liability and related interest on unrepatriated foreign earnings as a result of an agreement with tax authorities ($64 million or 7.2 percentage points).

15	Cardinal Health | Fiscal 2015 Form 10-K

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based upon available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures, currently anticipated business growth and expansion (including the pending acquisition of Cordis); contractual obligations; tax payments; and current and projected debt service requirements, dividends and share repurchases. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $4.6 billion at June 30, 2015 and $2.9 billion at June 30, 2014. We acquired Harvard Drug on July 2, 2015 for $1.1 billion, net of cash acquired, and expect to acquire Cordis during the second quarter of fiscal 2016 for $1.9 billion. At June 30, 2015, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During fiscal 2015, net cash provided by operating activities of $2.5 billion was positively impacted by working capital improvements. These funds were deployed for $1.0 billion of share repurchases, $503 million of acquisitions and $460 million of cash dividends. In addition, during the second quarter of fiscal 2015, we refinanced $1.2 billion of long-term debt at lower interest rates and longer maturities and during the fourth quarter of fiscal 2015, we received proceeds from the issuance of additional long-term debt of $1.5 billion to fund the Harvard Drug and Cordis acquisitions.
The cash and equivalents balance at June 30, 2015 included $423 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
During fiscal 2014 we deployed $673 million of cash on share repurchases, $519 million on acquisitions and $415 million on dividends. Net cash provided by operating activities of $2.5 billion benefited from a net working capital decrease in excess of $500 million as a result of the Walgreens contract expiration.
During fiscal 2013, we deployed $2.2 billion of cash on acquisitions, $450 million on share repurchases and $353 million on dividends. During fiscal 2013, we received net proceeds from the issuance of long-term debt of $981 million, which were used for the acquisition of AssuraMed, Inc. Net cash provided by operating activities was $1.7 billion.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.

Financial Instruments and Other Financing Arrangements

Credit Facilities and Commercial Paper
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC until November 3, 2017 and increased the size of the facility from $700 million to $950 million with the inclusion of certain receivables from the Medical segment. Other sources of liquidity include a $1.5 billion revolving credit facility and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At both June 30, 2015 and 2014, we had no outstanding balances or borrowings under these facilities, except for standby letters of credit of $41 million under the committed receivables sales facility program.
Our revolving credit facility and committed receivables sales facility program require us to maintain, as of any fiscal quarter end, a consolidated interest coverage ratio of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2015, we were in compliance with these financial covenants.

Available-for-Sale Securities
At June 30, 2015 and 2014, we held $193 million and $100 million, respectively, of marketable securities, which are classified as available-for-sale.
Long-Term Obligations
In June 2015, we sold $550 million aggregate principal amount of 1.95% Notes that mature on June 15, 2018, $500 million aggregate principal amount of 3.75% Notes that mature on September 15, 2025 and $450 million aggregate principal amount of 4.9% Notes that mature on September 15, 2045. We used a portion of the proceeds from this offering to acquire Harvard Drug on July 2, 2015 and plan to use the remainder to acquire Cordis during the second quarter of fiscal 2016.
In November 2014, we sold $450 million aggregate principal amount of 2.4% Notes that mature on November 15, 2019, $400 million aggregate principal amount of 3.5% Notes that mature on November 15, 2024, and $350 million aggregate principal amount of 4.5% Notes that mature on November 15, 2044.

Cardinal Health | Fiscal 2015 Form 10-K	16

MD&A	Liquidity and Capital Resources

In December 2014, we used the net proceeds from the November offering, together with cash on hand, to redeem all of our outstanding 4.0% Notes due 2015, 5.8% Notes due 2016, 5.85% Notes due 2017 and 6.0% Notes due 2017 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to each series of notes. As a result of this redemption, during the second quarter of fiscal 2015, we incurred a loss on the extinguishment of debt of $60 million ($37 million, net of tax).

Risk Management
We use interest rate swaps, foreign currency contracts and commodity contracts to manage our exposure to cash flow variability. We also use interest rate swaps to protect the value of our debt and use foreign currency forward contracts to protect the value of our existing and forecasted foreign currency assets and liabilities. See the "Quantitative and Qualitative Disclosures About Market Risk" section as well as Notes 1 and 12 of the “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives as well as foreign currency, interest rate and commodity exposures.

Capital Deployment

Capital Expenditures
Capital expenditures during fiscal 2015, 2014 and 2013 were $300 million, $249 million and $195 million, respectively.
We expect capital expenditures in fiscal 2016 to be between $510 million and $540 million primarily for growth projects in our core businesses, information technology projects and integration of the Cordis acquisition.
Dividends
During fiscal 2015, we paid quarterly dividends totaling $1.37 per share, an increase of 13 percent from fiscal 2014. On May 6, 2015 our Board of Directors approved a 13 percent increase in our quarterly dividend to $0.3870 per share, or $1.55 per share on an annualized basis, which was paid on July 15, 2015 to shareholders of record on July 1, 2015.
On August 5, 2015, our Board of Directors approved a quarterly dividend of $0.3870 per share, or $1.55 per share on an annualized basis, payable on October 15, 2015 to shareholders of record on October 1, 2015.

Share Repurchases
During fiscal 2015, we repurchased $1.0 billion of our common shares.
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program and on August 6, 2014, the Board of Directors authorized an additional $1.0 billion under the program, for a total of $2.0 billion. This program expires on December 31, 2016. At June 30, 2015, we had $693 million remaining under this repurchase authorization.
Acquisitions
In fiscal 2015, we acquired a number of businesses in both the Pharmaceutical and Medical segments for an aggregate of $503 million, and as previously noted, entered into agreements to acquire Harvard Drug and Cordis. We expect these acquired businesses to enhance our core strategic areas of generics, health systems and hospital solutions (including manufactured medical products), specialty pharmaceutical products and services, international and alternate sites of care.

17	Cardinal Health | Fiscal 2015 Form 10-K

MD&A	Other

Contractual Obligations
At June 30, 2015, our contractual obligations, including estimated payments due by period, are as follows:

(in millions)	2016	2017 to 2018	2019 to 2020	There-after	Total
Long-term debt and short-term borrowings (1)	$280	$1,242	$450	$3,487	$5,459
Interest on long-term debt	197	348	294	1,591	2,430
Capital lease obligations (2)	1	24	4	4	33
Other liabilities (3)	3	—	—	—	3
Operating leases (4)	103	146	80	77	406
Purchase obligations and other payments (5)	324	308	248	426	1,306
Total contractual obligations	$908	$2,068	$1,076	$5,585	$9,637

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

(5)
A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes 39 quarterly payments of $25.6 million that we are required to pay CVS Health, which commenced in October 2014 in connection with the establishment of Red Oak Sourcing. Purchase obligations and other payments does not include contingent payments under the sourcing venture that were not yet determined as of June 30, 2015, including the quarterly $10 million increase that began in fiscal 2016. See Note 9 of the “Notes to Consolidated Financial Statements” for additional information.

Off-Balance Sheet Arrangements
We had no significant off-balance sheet arrangements at June 30, 2015.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Cardinal Health | Fiscal 2015 Form 10-K	18

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Critical Accounting Policies and Sensitive Accounting Estimates
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ. In this section, we describe the significant policies applied in preparing our consolidated financial statements that management believes are the most dependent on estimates and assumptions. For a discussion of additional accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements.”
Allowance for Doubtful Accounts

Trade receivables are primarily comprised of amounts owed to us through our distribution businesses and are presented net of an allowance for doubtful accounts of $135 million and $137 million at June 30, 2015 and 2014, respectively. We also provide financing to various customers. Such financing arrangements range from 270 days to 5 years, at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and related accrued interest are reported net of an allowance for doubtful accounts of $14 million and $18 million at June 30, 2015 and 2014, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. We must use judgment when deciding whether to extend credit and when estimating the required allowance for doubtful accounts.
The allowance for doubtful accounts includes general and specific reserves. We determine the appropriate allowance by reviewing accounts receivable aging, industry trends, customer financial strength and credit standing, historical write-off trends and payment history. We also regularly evaluate how changes in economic conditions may affect credit risks.
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
The following table gives information regarding the allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2015	2014	2013
Allowance for doubtful accounts	$150	$156	$152
Reduction to allowance for customer deductions and write-offs	70	51	34
Charged to costs and expenses	59	51	41

Allowance as a percentage of customer receivables	2.2%	2.8%	2.3%
Allowance as a percentage of revenue	0.15%	0.17%	0.15%
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables and finance notes receivables at June 30, 2015, would result in an increase or decrease in bad debt expense of $7 million.
We believe the reserve maintained and expenses recorded in fiscal June 30, 2015 are appropriate. At this time, we are not aware of any analytical findings or customer issues that might lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue.

Inventories

A substantial portion of our inventories (58 percent and 61 percent at June 30, 2015 and 2014, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment. The LIFO impact on the consolidated statements of earnings in a given year depends on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals generally tend to rise, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, which results in a decrease in cost of products sold.
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
The remaining inventory is stated at the lower of cost, using the first-in, first-out method, or market. If we had used the average cost method of inventory valuation for all inventory within the Pharmaceutical distribution facilities, the value of our inventories would not have changed in fiscal 2015 or 2014. Inventories valued at LIFO were $114 million and $98 million higher than the average

19	Cardinal Health | Fiscal 2015 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

cost value at June 30, 2015 and 2014, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2015 and 2014.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $57 million and $44 million at June 30, 2015 and 2014, respectively. We reserve for inventory obsolescence using estimates based on historical experience, sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

Business Combinations

The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for customer relationships, trademarks, trade names, patents, developed technology and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios. Subsequent revisions to these assumptions could materially change the estimate of the fair value of contingent consideration obligations and therefore could materially affect our financial position or results of operations. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information regarding our acquisitions.

Goodwill and Other Intangible Assets

Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships, trademarks and patents, and non-compete agreements, are amortized over their useful lives.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. An impairment charge is the amount by which the carrying amount of goodwill exceeds the estimated implied fair value of goodwill. We estimate the implied fair value of goodwill as the excess of the estimated fair value of the reporting unit over the estimated fair value of its identifiable net assets. This is the same manner we use to recognize goodwill from a business combination. Goodwill impairment testing involves judgment, including the identification of reporting units, the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill.
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division and Cardinal

Health China - Pharmaceutical division); Nuclear Pharmacy Services division; Cardinal Health China - Pharmaceutical division; Medical operating segment (excluding our Cardinal Health at Home division); and Cardinal Health at Home division.
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.5 to 11 percent. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2015, 2014 and 2013 and, with the exception of our Nuclear Pharmacy Services

Cardinal Health | Fiscal 2015 Form 10-K	20

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

division which was fully impaired in fiscal 2013, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. With the exception of our Nuclear Pharmacy Services division in fiscal 2013, if we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 1 percent, there still would not be any impairment indicated for any of these reporting units for fiscal 2015, 2014 or 2013. As discussed further in Note 4 of the “Notes to Consolidated Financial Statements”, during the fourth quarter of fiscal 2013 we recognized an $829 million ($799 million, net of tax) non-cash goodwill impairment charge related to our Nuclear Pharmacy Services division.

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

Vendor reserves were $88 million and $82 million at June 30, 2015 and 2014, respectively. Approximately 75 percent of the vendor reserve at the end of fiscal 2015 pertained to the Pharmaceutical segment compared to 68 percent at the end of fiscal 2014. The reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements, and specific vendor issues, such as bankruptcies.
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
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, as well as net operating loss and tax credit carryforwards for tax purposes. The following table presents information about our tax position at June 30:

(in millions)	2015	2014
Net deferred income tax assets	$498	$444
Net deferred income tax liabilities	1,853	1,653
Loss and credit carryforwards included in net deferred income tax assets	197	191
Net valuation allowance against deferred income tax assets (1)	87	94

(1)	This valuation allowance primarily relates to federal, state and international loss carryforwards for which the ultimate realization of future benefits is uncertain.
Expiring loss and credit carryforwards and the required valuation allowances are adjusted annually. After applying the valuation

21	Cardinal Health | Fiscal 2015 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
If any of our assumptions or estimates were to change, an increase or decrease in our effective income tax rate by 1 percent would have caused income tax expense to increase or decrease $20 million for fiscal 2015.

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

We analyze historical data to estimate option exercise behaviors and post-vesting forfeitures to be used within the lattice model. The expected life of the options granted is calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on implied volatility from traded options on our common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (up to ten years). As required, the forfeiture estimates are adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than our current estimates. See Note 16 of the "Notes to Consolidated Financial Statements" for additional information regarding share-based compensation.

Cardinal Health | Fiscal 2015 Form 10-K	22

Supplemental Information	Non-GAAP Financial Measures

Supplemental Information

Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)
The 'Key Highlights" section and the "Fiscal 2015 Overview" discussion within MD&A in this Form 10-K contains financial measures that are not calculated in accordance with GAAP. In general, the measures exclude items and charges that we do not believe reflect our core business and relate more to strategic, multi-year corporate activities, or the items and charges relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. We use these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning and determine incentive compensation.
We provide these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on our financial and operating results and in comparing our performance to that of our competitors. However, the non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.
The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated.
Following are definitions of the non-GAAP financial measures presented in this Form 10-K and reconciliations of the differences between the non-GAAP financial measures and their most directly comparable GAAP financial measures.

Definitions
Growth rate calculation: Except for compound annual growth rates (CAGR), growth rates in this Form 10-K are determined by dividing the difference between current period results and prior period results by prior period results. CAGR is determined by subtracting one from ((the ending value divided by the beginning value) raised to the power of (one divided by the number of years)), calculated using fiscal 2011 as the base year.
Non-GAAP diluted EPS from continuing operations: non-GAAP earnings from continuing operations divided by diluted weighted-average shares outstanding.
Non-GAAP earnings from continuing operations: earnings from continuing operations excluding (1) restructuring and employee severance, (2) amortization and other acquisition-related costs, (3) impairments and (gain)/loss on disposal of assets, (4) litigation (recoveries)/charges, net, (5) LIFO charges/(credits)1, (6) loss on extinguishment of debt, (7) other spin-off costs2 and (8) gain on sale of CareFusion stock, each net of tax.
Non-GAAP operating earnings: operating earnings excluding (1) restructuring and employee severance, (2) amortization and other acquisition-related costs, (3) impairments and (gain)/loss on disposal of assets, (4) litigation (recoveries)/charges, net, (5) LIFO charges/(credits) and (6) other spin-off costs.

[1]
The inventories of our core pharmaceutical distribution facilities in the Pharmaceutical segment are valued at the lower of cost, using the LIFO method, or market. These charges or credits are included in cost of products sold, and represent changes in our LIFO inventory reserve. We did not record any LIFO charges or credits in fiscal 2015, 2014 or 2013, respectively.

[2]	Costs incurred in connection with our spin-off of CareFusion which are included in distribution, selling, general and administrative expenses.

23	Cardinal Health | Fiscal 2015 Form 10-K

Supplemental Information	GAAP to Non-GAAP Reconciliations

GAAP to Non-GAAP Reconciliations

	Fiscal Year 2015
		Operating	Earnings	Earnings from	Diluted EPS	Diluted EPS
		Earnings	from	Continuing	from	from Continuing
(in millions, except per common share amounts)	Operating	Growth	Continuing	Operations	Continuing	Operations
	Earnings	Rate	Operations	Growth Rate	Operations	Growth Rate
GAAP	$2,161	15%	$1,212	4%	$3.61	7%
Restructuring and employee severance	44		29		0.09
Amortization and other acquisition-related costs	281		181		0.54
Impairments and (gain)/loss on disposal of assets	(19)		(9)		(0.03)
Litigation (recoveries)/charges, net	5		19		0.06
Loss on extinguishment of debt	—		37		0.11
Non-GAAP	$2,472	16%	$1,469	11%	$4.38	14%

	Fiscal Year 2014
GAAP	$1,885	89%	$1,163	247%	$3.37	247%
Restructuring and employee severance	31		20		0.06
Amortization and other acquisition-related costs	223		144		0.42
Impairments and (gain)/loss on disposal of assets	15		10		0.03
Litigation (recoveries)/charges, net	(21)		(13)		(0.04)
Non-GAAP	$2,133	4%	$1,324	3%	$3.84	3%

	Fiscal Year 2013
GAAP	$996	(44)%	$335	(69)%	$0.97	(68)%
Restructuring and employee severance	71		44		0.13
Amortization and other acquisition-related costs	158		106		0.31
Impairments and (gain)/loss on disposal of assets	859		822		2.39
Litigation (recoveries)/charges, net	(38)		(23)		(0.07)
Non-GAAP	$2,046	10%	$1,284	15%	$3.73	16%

	Fiscal Year 2012
GAAP	$1,792	18%	$1,070	11%	$3.06	12%
Restructuring and employee severance	21		13		0.04
Amortization and other acquisition-related costs	33		24		0.07
Impairments and (gain)/loss on disposal of assets	21		13		0.04
Litigation (recoveries)/charges, net	(3)		(2)		(0.01)
Other Spin-Off costs	2		1		—
Non-GAAP	$1,866	13%	$1,119	13%	$3.21	15%

	Fiscal Year 2011
GAAP	$1,514	16%	$966	65%	$2.74	69%
Restructuring and employee severance	15		10		0.03
Amortization and other acquisition-related costs	90		68		0.19
Impairments and (gain)/loss on disposal of assets	9		6		0.02
Litigation (recoveries)/charges, net	6		7		0.02
Other Spin-Off costs	10		6		0.02
Gain on sale of CareFusion stock	—		(75)		(0.21)
Non-GAAP	$1,644	18%	$988	22%	$2.80	25%
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Fiscal 2015 Form 10-K	24

Selected Financial Data

Selected Financial Data

The consolidated financial data below includes all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(in millions, except per common share amounts)	2015	2014	2013(1)	2012	2011
Earnings Data:
Revenue	$102,531	$91,084	$101,093	$107,552	$102,644

Operating Earnings	$2,161	$1,885	$996	$1,792	$1,514
Earnings from continuing operations	$1,212	$1,163	$335	$1,070	$966
Earnings/(loss) from discontinued operations	3	3	(1)	(1)	(7)
Net earnings	$1,215	$1,166	$334	$1,069	$959

Basic earnings/(loss) per common share:
Continuing operations	$3.65	$3.41	$0.98	$3.10	$2.77
Discontinued operations	0.01	0.01	—	—	(0.02)
Net basic earnings per common share	$3.66	$3.42	$0.98	$3.10	$2.75

Diluted earnings/(loss) per common share:
Continuing operations	$3.61	$3.37	$0.97	$3.06	$2.74
Discontinued operations	0.01	0.01	—	—	(0.02)
Net diluted earnings per common share	$3.62	$3.38	$0.97	$3.06	$2.72

Cash dividends declared per common share	$1.4145	$1.2500	$1.0900	$0.8825	$0.8000

Balance Sheet Data:
Total assets	$30,142	$26,033	$25,819	$24,260	$22,846
Long-term obligations, less current portion	5,211	3,171	3,686	2,418	2,175
Shareholders’ equity	6,256	6,401	5,975	6,244	5,849

(1)	During the fourth quarter of fiscal 2013, we recognized a non-cash goodwill impairment charge of $829 million ($799 million, net of tax) related to our Nuclear Pharmacy Services division.

25	Cardinal Health | Fiscal 2015 Form 10-K

Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate and commodity price-related changes. We maintain a hedging program to manage volatility related to these market exposures which employs operational, economic and derivative financial instruments in order to mitigate risk. See Notes 1 and 12 of the “Notes to Consolidated Financial Statements” for further discussion regarding our use of derivative instruments.
Foreign Exchange Rate Sensitivity

By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Principal drivers of this foreign exchange exposure include the Canadian dollar, Chinese renminbi, Thai baht, Mexican peso, European euro, Singapore dollar, Japanese yen, and the Australian dollar.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. As part of our risk management program, at the end of each fiscal year we perform a sensitivity analysis on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which mitigates transactional exposure. At June 30, 2015 and 2014, we had hedged approximately 37 and 48 percent of transactional exposures, respectively.
The following table summarizes the analysis as it relates to transactional exposure and the impact of a hypothetical 10 percent fluctuation in foreign currencies, assuming rates collectively shift in the same direction and we are unable to change customer pricing in response to those shifts, for the upcoming fiscal year period:

	June 30
(in millions)	2015 (1)	2014 (1)
Net estimated transactional exposure	$392	$378

Sensitivity gain/loss	$39	$38
Estimated offsetting impact of hedges	(15)	(18)
Estimated net gain/loss	$24	$20

(1)	This analysis excludes exposures that may be added as a result of acquisitions that have not yet closed as of June 30, 2015.

Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. We perform a similar analysis to that described above related to this translational exposure. We do not typically hedge any of our translational exposure and no hedging impact was included in our analysis at June 30, 2015 and 2014.

The following table summarizes translational exposure and the impact of a hypothetical 10 percent strengthening or weakening in the U.S. dollar, assuming rates collectively shift in the same direction and we are unable to change customer pricing in response to those shifts, for the upcoming fiscal year period:

	June 30
(in millions)	2015 (1)	2014 (1)
Net estimated translational exposure	$55	$62
Sensitivity gain/loss	6	6

(1)	This analysis excludes exposures that may be added as a result of acquisitions that have not yet closed as of June 30, 2015.

Cardinal Health | Fiscal 2015 Form 10-K	26

Disclosures About Market Risk

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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. This analysis assumes a hypothetical 10 percent change in interest rates. At June 30, 2015 and 2014, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change was $3 million and $4 million, respectively.
During fiscal 2015 and 2014, we purchased marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. The fair value is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2015 and 2014, a hypothetical increase or decrease of 100 basis points in interest rates would cause a potential increase or decrease of up to $2 million and $1 million, respectively, in the estimated fair value.

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index. We also are indirectly exposed to fluctuations in certain commodity prices through the purchase of finished goods and various energy-related commodities, including natural gas and electricity, through our normal course of business where our contracts are not directly tied to a commodity index. As part of our risk management program, we perform sensitivity analysis on our forecasted commodity exposure for the upcoming fiscal year. Our forecasted commodity exposure at June 30, 2015 increased from the prior year primarily as a result of changes in purchasing volumes and commodity pricing. At June 30, 2015 and 2014, we had hedged a portion of these direct commodity exposures (see Note 12 of the “Notes to Consolidated Financial Statements” for further discussion).

The table below summarizes our analysis of these forecasted direct and indirect commodity exposures and the potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction, for the upcoming fiscal year period:

	June 30
(in millions)	2015 (1)	2014 (1)
Estimated commodity exposure	$405	$321

Sensitivity gain/loss	$41	$32
Estimated offsetting impact of hedges	(1)	(1)
Estimated net gain/loss	$40	$31

(1)	This analysis excludes exposures that may be added as a result of acquisitions that have not yet closed as of June 30, 2015.
We believe our total gross range of direct and indirect exposure to commodities, including the items listed in the table above but excluding exposures that may be added as a result of acquisitions that have not yet closed as of June 30, 2015, is $400 million to $500 million for fiscal 2016.

27	Cardinal Health | Fiscal 2015 Form 10-K

Business

Business

General

We are a healthcare services and products company that improves the cost-effectiveness of health care.  We help pharmacies, hospitals, and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality.  We also provide medical products to patients in the home.

Pharmaceutical Segment

In the United States, our Pharmaceutical segment:

•
distributes branded and generic pharmaceutical, over-the-counter healthcare and consumer products through its Pharmaceutical Distribution division to retailers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and other healthcare providers. This division:

•	maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our customers;

•	renders services to pharmaceutical manufacturers including distribution, inventory management, data reporting, new product launch support, and contract pricing and chargeback administration;

•	provides pharmacy operations, medication therapy management and patient outcomes services to hospitals and other healthcare providers; and

•	manufactures and repackages generic pharmaceuticals and over-the-counter healthcare products;

•
operates nuclear pharmacies and cyclotron facilities through its Nuclear Pharmacy Services division that manufacture, prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and physician offices; and

•
distributes specialty pharmaceutical products; provides services to pharmaceutical manufacturers, third-party payors and healthcare providers supporting the development, marketing, distribution and payment for specialty pharmaceutical products; and provides specialty pharmacy services through its Specialty Solutions division.

In China, the Pharmaceutical segment distributes branded, generic and specialty pharmaceutical, over-the-counter healthcare and consumer products, provides logistics, marketing and other services and operates direct-to-patient specialty pharmacies through Cardinal Health China.
See Note 15 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2015, 2014 and 2013.

Pharmaceutical Distribution
Our Pharmaceutical Distribution division generates gross margin when the aggregate selling price to our customers exceeds the aggregate cost of products sold. Gross margin includes margin from our generic pharmaceutical program, margin from pharmaceutical distribution agreements with branded manufacturers and margin from over-the-counter healthcare and consumer products. It also includes cash discounts. Margin from our generic pharmaceutical program includes price discounts and rebates from manufacturers and may include price appreciation on some products. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a generic product because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time. Margin from pharmaceutical distribution agreements with branded manufacturers refers primarily to fees we receive for rendering a range of distribution and related services to manufacturers and also includes benefits from pharmaceutical price appreciation.
Sourcing Venture With CVS Health
In July 2014, we established Red Oak Sourcing, a U.S.-based generic pharmaceutical sourcing venture with CVS Health with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 venture and have committed to source generic pharmaceuticals through arrangements negotiated by the venture. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies.
Specialty Pharmaceutical Products and Services
We refer to products and services offered by our Specialty Solutions division as “specialty pharmaceutical products and services.” The Specialty Solutions division distributes oncology, rheumatology, urology, nephrology and other pharmaceutical products ("specialty pharmaceutical products") and human-derived plasma products to hospitals, dialysis clinics, physician offices and other healthcare providers; provides consulting, patient support, logistics and other services to pharmaceutical manufacturers, third-party payors and healthcare providers primarily supporting the development, marketing, distribution and payment for specialty pharmaceutical products; and provides specialty pharmacy services. Our use of the terminology "specialty pharmaceutical products and services" may not be comparable to the terminology used by other industry participants.

Cardinal Health | Fiscal 2015 Form 10-K	28

Business

Medical Segment

Our Medical segment distributes a broad range of national brand and our own Cardinal Health brand medical, surgical and laboratory products and provides services to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China and to patients in the home in the United States through our Cardinal Health at Home division. During fiscal 2015, we entered into an agreement with Henry Schein, Inc. to consolidate our physician office organization into Henry Schein, Inc. as part of a broader commercial relationship.
This segment also manufactures, sources and develops our own higher-margin, Cardinal Health brand medical and surgical products. Manufactured products include: single-use surgical drapes, gowns and apparel; exam and surgical gloves; fluid suction and collection systems; cardiovascular products; wound care products; and orthopedic products. We will expand this segment's product line to include the cardiac and endovascular products manufactured by Cordis once our acquisition of Cordis, which is discussed elsewhere in this Form 10-K, is completed. We expect to continue to expand our manufactured products through acquisitions and internal development. Our manufactured products are sold directly or through third-party distributors in the United States, Canada, Europe and other regions internationally.
This segment also assembles and offers sterile and non-sterile procedure kits. In addition, the segment provides supply chain services, including spend management, distribution management and inventory management services, to healthcare providers.
See Note 15 of the “Notes to Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2015, 2014 and 2013.

Acquisitions

We have acquired a number of businesses over the last several years that have enhanced our core strategic areas of generics, health systems and hospital solutions (including manufactured medical products), specialty pharmaceutical products and services, international and alternate sites of care. We expect to continue to pursue additional acquisitions in the future.
Since July 1, 2010, we have completed, or expect to complete, the following six larger acquisitions:

Date	Company	Location	Line of Business	Acquisition Price (in millions)
Pending	Cordis business of Johnson & Johnson	Fremont, CA	Cardiac and endovascular products	$1,944
07/15	The Harvard Drug Group	Livonia, MI	Pharmaceutical product distribution	$1,115
03/13	AssuraMed, Inc.	Twinsburg, OH	Medical product distribution	$2,070
12/10	Kinray, Inc.	Whitestone, NY	Pharmaceutical product distribution	$1,336
11/10	Yong Yu	Shanghai, China	Pharmaceutical and medical product distribution	$458	(1)
07/10	Healthcare Solutions Holding, LLC	Ellicott City, MD	Specialty pharmaceutical services	$520	(2)

(1)	Includes the assumption of approximately $57 million in debt.

(2)
Includes $506 million in cash paid on the acquisition date and $14 million paid in fiscal 2012 and 2013 in connection with a contingent consideration obligation. The contingent consideration obligation had an acquisition date fair value of $92 million.

In addition, we completed several smaller acquisitions during the last five fiscal years, including in fiscal 2015, Tradex International, Inc., a supplier of disposable gloves, and Metro Medical Supply, Inc., a distributor of specialty pharmaceuticals and medical and surgical products; in fiscal 2014, Access Closure, Inc., a manufacturer and distributor of extravascular closure devices; and in fiscal 2012, Futuremed Healthcare Products Corporation, a Canadian medical product distributor.

29	Cardinal Health | Fiscal 2015 Form 10-K

Business

Customers

Our largest customer, CVS Health, accounted for 27 percent of our fiscal 2015 revenue. In the aggregate, our five largest customers, including CVS Health, accounted for 41 percent of our fiscal 2015 revenue.
In addition, we have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with Novation, LLC and Premier Purchasing Partners, L.P. Sales to members of these two GPOs, under numerous contracts across all of our businesses, collectively accounted for 18 percent of our revenue in fiscal 2015.

Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 22 percent of our revenue during fiscal 2015, but no single supplier’s products accounted for more than 7 percent of revenue.
The Pharmaceutical Distribution division is a party to distribution service agreements with most pharmaceutical manufacturers. These agreements have terms ranging from one year to five years. Most provide for an automatic renewal feature of one year. Some agreements allow either party, and in some instances, only the manufacturer to terminate the agreement without cause subject to a defined notice period.

Competition

We operate in a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. We also operate in a highly competitive environment in the development, manufacturing and distribution of medical and surgical products. We compete on many levels, including price, service offerings, support services and breadth of product lines.
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

Employees

At June 30, 2015, we had approximately 24,400 employees in the United States and approximately 10,100 employees outside of the

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

Cardinal Health | Fiscal 2015 Form 10-K	30

Business

Regulatory Matters

Our business is highly regulated in the United States at both the federal and state level and in foreign countries. Depending upon their specific business, our subsidiaries may be subject to regulation by government entities including:

•	the U.S. Drug Enforcement Administration (the “DEA”);

•
the U.S. Food and Drug Administration (the “FDA”) and other agencies within the U.S. Department of Health and Human Services, including the Centers for Medicare and Medicaid Services, the Office of Inspector General and the Office for Civil Rights;

•	the U.S. Nuclear Regulatory Commission (the “NRC”);

•	the U.S. Federal Trade Commission; (the "FTC);

•	U.S. Customs and Border Protection;

•	state boards of pharmacy;

•	state controlled substance agencies;

•	state health departments, insurance departments, Medicaid departments or other comparable state agencies; and

•	foreign agencies that are comparable to those listed above.
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
Manufacturing and Marketing
The FDA and other domestic and foreign governmental agencies administer requirements that cover the design, testing, safety, effectiveness, manufacturing (including good manufacturing practices), quality systems, labeling, promotion and advertising, distribution, importation and post-market surveillance of most of our manufactured products. In addition, we need specific approval or clearance from regulatory authorities before we can market and sell some of these products in the United States and certain other countries. Even after we obtain approval or clearance to market a product, the product and our manufacturing processes are subject to continued regulatory oversight. It can be costly and time-consuming to obtain regulatory approvals or clearances to market a medical device, and such approvals or clearances might not be granted on a timely basis, if at all.
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
Prescription Drug Tracing and Supply Chain Integrity
In November 2013, the U.S. Congress enacted the Drug Supply Chain Security Act. This law establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to prevent the introduction of counterfeit, adulterated or mislabeled drugs. The first phase of implementation began on January 1, 2015, and upon full implementation in 2023, we and other supply chain stakeholders will participate in an electronic, interoperable, prescription drug tracing system.
Government Healthcare Programs
We are subject to U.S. federal healthcare fraud and abuse laws. These laws generally prohibit persons from soliciting, offering, receiving or paying any compensation in order to induce someone to order or purchase items or services that are in any way paid for by Medicare, Medicaid or other federally-funded healthcare programs. They also prohibit submitting or causing to be submitted any fraudulent claim for payment by the federal government. There are similar state healthcare fraud and abuse laws that apply to Medicaid and other state-funded healthcare programs. Violations of these laws may result in criminal or civil penalties, as well as breach of contract claims and qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments).
Our Cardinal Health at Home business and a few of our other businesses are Medicare-certified suppliers or participate in state Medicaid programs. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable billing, payment and record-keeping requirements. In addition, a few of our businesses manufacture or repackage pharmaceuticals and are subject to federal and state laws that establish eligibility for reimbursement by federal and state healthcare programs. Failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the

31	Cardinal Health | Fiscal 2015 Form 10-K

Business

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
Health and Personal Information Practices
We collect, handle and maintain patient-identifiable healthcare information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as augmented by the Health Information Technology for Economic and Clinical Health Act, as well as some state and foreign laws, regulate the use and disclosure of patient-identifiable health information, including requiring specified privacy and security measures.
We also collect, handle and maintain other sensitive personal information that is subject to federal and state laws protecting such information. Security and disclosure of personal information is also highly regulated in many other countries in which we operate.
In Europe, we are subject to the European Union (“EU”) data protection regulations, including the EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.
Antitrust Laws
The U.S. federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Private plaintiffs also could bring civil lawsuits against us for alleged antitrust law violations, including claims for treble damages. As previously disclosed, in April 2015, we settled allegations by the FTC resulting from an investigation into supplier arrangements involving our Nuclear Pharmacy Services division primarily focused on the period between 2003 and 2008. In that settlement, we agreed to a court order and injunction under federal antitrust laws, and agreed, among other things, to pay $27 million to the FTC, which the FTC has stated will be used to establish a fund for allegedly aggrieved third parties.
Environmental, Health and Safety Laws
In the United States and other countries, we are subject to various federal, state and local environmental laws, as well as laws relating to safe working conditions and laboratory practices.
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
Similarly, we are subject to U.S. and foreign laws concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, Chinese anti-corruption laws, the U.K. Bribery Act and other foreign anti-bribery laws. Among other things, these laws generally prohibit companies and their intermediaries from offering, promising or making payments to officials of foreign governments for the purpose of obtaining or retaining business.
Regulation in China
Our China operations are subject to national, regional and local regulations, including licensing and regulatory requirements of the China National Health and Family Planning Commission, the State Administration of Industry and Commerce, the Ministry of Commerce, the Ministry of Finance, the China Food and Drug Administration, the National Development and Reform Commission, the General Administration of Customs, the Ministry of Industrial and Information Technology and the China Insurance Regulatory Commission.

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
We offer market payment terms to our customers.

Revenue and Long-Lived Assets by Geographic Area

See Note 15 of the “Notes to Consolidated Financial Statements” for revenue and long-lived assets by geographic area.

Cardinal Health | Fiscal 2015 Form 10-K	32

Business

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

33	Cardinal Health | Fiscal 2015 Form 10-K

Risk Factors

Risk Factors

The risks described below could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. These are not the only risks we face. Our businesses also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
We could suffer the adverse effects of competitive pressures.
As described in greater detail in the "Business" section, we operate in markets that are highly competitive. Because of competition, our businesses face continued pricing pressure from our customers and suppliers. If we are unable to offset margin reductions caused by these pricing pressures through steps such as sourcing or cost control measures, additional service offerings and sales of higher margin products, our results of operations and financial condition could be adversely affected.
In addition, in recent years, the healthcare industry has continued to consolidate. Further consolidation among our customers and suppliers could give the resulting enterprises greater bargaining power, which may adversely impact our results of operations.
Our Pharmaceutical segment's margins are affected by prices established by manufacturers, the frequency and magnitude of generic pharmaceutical launches, and other factors that are beyond our control.
Gross margin in our Pharmaceutical segment is impacted by pharmaceutical price appreciation and the number and value of pharmaceutical launches. In past years, these items have impacted year-over-year margins.
Prices for generic pharmaceuticals generally decline over time. But at times, some generic products experience price appreciation, which may positively impact our margins. The frequency and magnitude of future generic product price appreciation is uncertain.
Prices for branded pharmaceuticals, on the other hand, generally increase over time. The frequency and magnitude of branded product price appreciation also is uncertain, and branded manufacturers may determine not to increase prices or to implement only modest increases, which can limit our margins.
The number of new generic pharmaceutical launches varies from year to year, and the margin impact of new launches varies from product to product. Fewer generic pharmaceutical launches or launches that are less profitable than those previously experienced will have an adverse effect on our year-over-year margins.
Our business is subject to rigorous regulatory and licensing requirements.
The healthcare industry is highly regulated. As described in greater detail in the "Business" section, we are subject to regulation in the United States at both the federal and state level and in China and other foreign countries. If we fail to comply with these regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.

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
Products that we manufacture, source, distribute or market must comply with regulatory requirements. Noncompliance or concerns over noncompliance may result in suspension of our ability to distribute, import or manufacture products, product recalls or seizures, or criminal or civil sanctions. In addition, it can be costly and time-consuming to obtain regulatory approvals to market a medical device, and such approvals might not be granted on a timely basis, if at all.
We are required to comply with laws relating to healthcare fraud and abuse. The requirements of these laws are complex and subject to varying interpretations, and it is possible that regulatory authorities could challenge our policies and practices. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations and financial condition.
Our Cardinal Health at Home business and a few of our other businesses are Medicare-certified suppliers, participate in state Medicaid programs or manufacture or repackage pharmaceuticals that are purchased through federal or state healthcare program. Their failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Our government contracts are subject to specific procurement regulations. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
We collect, handle and maintain patient-identifiable healthcare information and other sensitive personal information, which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and new laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. Violations of federal, state or foreign laws concerning

Cardinal Health | Fiscal 2015 Form 10-K	34

Risk Factors

privacy and data protection could subject us to civil or criminal penalties, breach of contract claims, costs for remediation and harm to our reputation.
The U.S. federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Private plaintiffs also could bring civil lawsuits against us for alleged antitrust law violations, including claims for treble damages.
Our global operations are required to comply with the U.S. Foreign Corrupt Practices Act, Chinese anti-corruption laws, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with any of these laws, we could suffer civil or criminal sanctions.
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
CVS Health is a large customer that generates a significant amount of our revenue.
Our sales and credit concentration is significant. CVS Health accounted for 27 percent of our fiscal 2015 revenue and 20 percent of our gross trade receivable balance at June 30, 2015. If CVS Health were to terminate the agreement due to an alleged default by us, default in payment or significantly reduce its purchases of our products and services, our results of operations and financial condition could be adversely affected.
The anticipated benefits of our generic pharmaceutical sourcing venture with CVS Health may not be realized.
In July 2014, we established the Red Oak Sourcing venture with CVS Health with an initial term of 10 years. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies. We are required to pay quarterly payments to CVS Health. If the venture does not continue to be successful, our results of operations and financial condition could be adversely affected.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions. From time to time, legislative initiatives are proposed in the United States, such as the repeal of last-in, first-out, or LIFO, treatment of inventory or a change in the current U.S. taxation of income earned by foreign subsidiaries, that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate, tax payments or financial condition.
The U.S. healthcare environment is changing in many ways, some of which may not be favorable to us.
The healthcare industry continues to undergo significant changes designed to increase access to medical care, improve safety, contain costs and increase efficiencies. Medicare and Medicaid reimbursement levels have generally declined and the basis for payments is changing, shifting away from fee-for-service and towards value-based payments and risk-sharing models. The use of managed care has increased. Distributors, manufacturers, healthcare providers and pharmacy chains have consolidated and have formed strategic alliances. And large purchasing groups are prevalent. The industry also is experiencing a shift away from traditional healthcare venues like hospitals and into clinics and physician offices, and, in some cases, patients’ homes. We could be adversely affected directly or indirectly (if our customers are adversely affected) by these and other changes in the delivery, pricing or utilization of, or reimbursement for, pharmaceuticals, medical products or healthcare services.
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
Our business relies on the secure transmission, storage and hosting of patient-identifiable health information, financial information and other sensitive information relating to our customers, company and workforce. The techniques used by those seeking to obtain unauthorized access to our information systems or to those of a third-party service provider, or to disable them, degrade their service or sabotage them, change frequently. In addition, these techniques may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise of our information systems or those of a third-party

35	Cardinal Health | Fiscal 2015 Form 10-K

Risk Factors

service provider, including the unauthorized access, use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information.
The Pharmaceutical segment is in the initial phases of a multi-year upgrade of certain finance and operating systems. If these system upgrades are not effectively implemented or they fail to operate as intended, it could adversely affect the Pharmaceutical segment’s supply chain operations and the effectiveness of our internal control over financial reporting.
Because of the nature of our business, we may become involved in legal proceedings that could adversely impact our cash flows or results of operations.
Due to the nature of our businesses, which includes the manufacture and distribution of healthcare products, we may from time to time become involved in disputes or legal proceedings. For instance, some of the products that we manufacture or distribute may be alleged to cause personal injury, subjecting us to product liability claims. We also may be named in breach of contract claims or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments).
Our Medical segment's manufacturing businesses operate in an industry characterized by extensive intellectual property litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or force us to make royalty payments in order to continue selling the affected products.
Litigation is inherently unpredictable, and the unfavorable resolution of one or more of these legal proceedings could adversely affect our cash flows or results of operations.
Acquisitions can have unanticipated results.
An important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. In fiscal 2015, we spent $503 million to acquire other businesses, and we acquired Harvard Drug in July 2015 for $1.1 billion and entered into an agreement to acquire Cordis for $1.9 billion. Acquisitions involve risks: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; future developments may impair the value of our purchased goodwill or intangible assets; or we may encounter unforeseen accounting, internal control, regulatory or compliance issues. Once completed, the Cordis acquisition will subject us to additional risks relating to regulatory matters, legal proceedings, tax laws or positions and, as discussed later in this section, global operations.
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
Our manufacturing businesses use oil-based resins, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Due to competitive dynamics and contractual limitations, we may be unable to pass along cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, our results of operations could be adversely affected.
Our results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a customer or supplier that has a substantial amount owed to us.
Most of our customers buy products and services from us on credit, which is made available to customers based on our assessment of creditworthiness. In addition, our relationships with suppliers give rise to amounts owed to us for returned or defective goods and chargebacks, and amounts due to us for services provided to the suppliers. The bankruptcy, insolvency or other credit failure of any customer or supplier that has a substantial amount owed to us could adversely affect our results of operations.
Our global operations are subject to economic, political and currency risks.
We conduct our operations in various regions of the world outside of the United States, including North America, South America, Europe and Asia. The scope and complexity of our international operations will expand with the acquisition of Cordis. Global economic and regulatory developments can affect our business in many ways. Our global operations are affected by local economic environments, including inflation, recession, currency volatility and competition. Political changes also can disrupt our global operations, as well as our customers and suppliers, in a particular location. We may not be able to hedge to protect us against these risks, and any hedges may not successfully mitigate these risks. Divergent or unfamiliar regulatory systems and labor markets can increase the risks and burdens of operating in numerous countries.
Economic conditions may adversely affect demand for our products and services.
Deterioration in general economic conditions in the United States and other countries in which we do business could adversely affect the amount of prescriptions filled and the number of medical procedures undertaken and, therefore, reduce purchases of our products and services by our customers, which could adversely affect our results of operations. In addition, deteriorating economic conditions may increase bankruptcies, insolvencies or other credit failures of customers or suppliers, which, if they have a substantial amount owed to us, also could adversely affect our results of operations.

Cardinal Health | Fiscal 2015 Form 10-K	36

Properties and Legal Proceedings

Properties

In the United States, at June 30, 2015, the Pharmaceutical segment operated 22 primary pharmaceutical distribution facilities and one national logistics center; six specialty distribution facilities; and over 150 nuclear pharmacy and cyclotron facilities. The Medical segment operated 78 medical-surgical distribution, assembly, manufacturing and other facilities. Our U.S. operating facilities are located in 45 states and in Puerto Rico.
Outside the United States, at June 30, 2015, our Medical segment operated over 20 facilities in Canada, the Dominican Republic, Malaysia, Malta, Mexico and Thailand that engage in manufacturing, distribution or research. In addition, our Pharmaceutical and Medical segments utilized various distribution and pharmacy facilities in China.

At June 30, 2015, we owned over 70 operating facilities and leased more than 200 operating facilities. Our principal executive offices are headquartered in an owned building located at 7000 Cardinal Place in Dublin, Ohio.
We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we regularly evaluate operating properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand or enhance the efficiency of our business.

Legal Proceedings

In addition to the proceedings described below, the legal proceedings described in Note 9 of the "Notes to Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
In June 2015, Erste-Sparinvest Kapitalanlagegesellschaft m.b.H., the plaintiff in a derivative action in the U.S. District Court for the Southern District of Ohio, voluntarily dismissed its complaint and the court dismissed the action without prejudice. The plaintiff, a purported shareholder, had filed the action in January 2015 against the current and certain former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to implement and maintain a system to prevent diversion of controlled substances in connection with, among other things, the DEA’s past suspensions of our distribution centers’ registrations. The derivative complaint sought, among other things, unspecified money damages against the defendants and an award of attorney's fees. In dismissing the complaint, the plaintiff stated that it believed it was unlikely to be able to sustain its burden of proof regarding the allegations. Neither we nor any of the other defendants made any payments or other concessions in connection with the dismissal.

37	Cardinal Health | Fiscal 2015 Form 10-K

Market for Registrant's Common Equity

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of our common shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2015 and 2014 and paid quarterly. It also reflects the range of the reported high and low closing prices of our common shares from July 1, 2015 through the period ended on July 31, 2015 and the per share dividends declared from July 31, 2015 through the period ended on August 5, 2015:

	High	Low	Dividends
Fiscal 2014
Quarter Ended:
September 30, 2013	$53.57	$47.02	$0.3025
December 31, 2013	67.48	52.95	0.3025
March 31, 2014	73.54	65.26	0.3025
June 30, 2014	71.31	63.80	0.3425

Fiscal 2015
Quarter Ended:
September 30, 2014	$77.66	$69.59	$0.3425
December 31, 2014	83.04	72.13	0.3425
March 31, 2015	91.25	79.19	0.3425
June 30, 2015	91.50	83.65	0.3870

Fiscal 2016	$87.02	$82.29	$0.3870
At July 31, 2015 there were approximately 9,693 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
April 2015	150	$90.23	—	$1,043
May 2015	1,959,760	88.10	1,959,563	870
June 2015	2,006,653	88.39	2,006,458	693
Total	3,966,563	$88.25	3,966,021	$693

(1)	Reflects 150, 197 and 195 common shares purchased in April, May and June 2015, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program and on August 6, 2014, the Board of Directors authorized an additional $1.0 billion under the program, for a total of $2.0 billion. This program expires on December 31, 2016. During the three months ended June 30, 2015, we repurchased 4.0 million common shares under this program.

Cardinal Health | Fiscal 2015 Form 10-K	38

Market for Registrant's Common Equity

Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 on June 30, 2010, based on the market prices at the end of each fiscal year through and including June 30, 2015, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

$300.00
$250.00
$200.00
$150.00
$100.00
2010
2011
2012
2013
2014
2015
$137.92
$130.68
$128.54
$141.09
$137.75
$130.26
$180.23
$166.10
$150.19
$234.38
$222.46
$206.92
$290.99
$276.10
$222.24
Cardinal Health, Inc.
S&P 500 Index
S&P 500 Healthcare Index

	June 30
	2010	2011	2012	2013	2014	2015
Cardinal Health, Inc.	$100.00	$137.92	$130.26	$150.19	$222.46	$276.10
S&P 500 Index	100.00	130.68	137.75	166.10	206.92	222.24
S&P 500 Healthcare Index	100.00	128.54	141.09	180.23	234.38	290.99

39	Cardinal Health | Fiscal 2015 Form 10-K

Reports

Management Reports

Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2015.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cardinal Health | Fiscal 2015 Form 10-K	40

Reports

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cardinal Health, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Cardinal Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2015 and 2014 and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2015 of Cardinal Health, Inc. and subsidiaries and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
August 13, 2015

41	Cardinal Health | Fiscal 2015 Form 10-K

Reports

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Health, Inc. and subsidiaries at June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
August 13, 2015

Cardinal Health | Fiscal 2015 Form 10-K	42

Financial Statements

43	Cardinal Health | Fiscal 2015 Form 10-K

Financial Statements

Consolidated Statements of Earnings

(in millions, except per common share amounts)	2015	2014	2013
Revenue	$102,531	$91,084	$101,093
Cost of products sold	96,819	85,923	96,172
Gross margin	5,712	5,161	4,921

Operating expenses:
Distribution, selling, general and administrative expenses	3,240	3,028	2,875
Restructuring and employee severance	44	31	71
Amortization and other acquisition-related costs	281	223	158
Impairments and (gain)/loss on disposal of assets, net	(19)	15	859
Litigation (recoveries)/charges, net	5	(21)	(38)
Operating earnings	2,161	1,885	996

Other income, net	(7)	(46)	(15)
Interest expense, net	141	133	123
Loss on extinguishment of debt	60	—	—
Earnings before income taxes and discontinued operations	1,967	1,798	888

Provision for income taxes	755	635	553
Earnings from continuing operations	1,212	1,163	335

Earnings/(loss) from discontinued operations, net of tax	3	3	(1)
Net earnings	$1,215	$1,166	$334

Basic earnings per common share:
Continuing operations	$3.65	$3.41	$0.98
Discontinued operations	0.01	0.01	—
Net basic earnings per common share	$3.66	$3.42	$0.98

Diluted earnings per common share:
Continuing operations	$3.61	$3.37	$0.97
Discontinued operations	0.01	0.01	—
Net diluted earnings per common share	$3.62	$3.38	$0.97

Weighted-average number of common shares outstanding:
Basic	332	341	341
Diluted	335	345	344
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2015 Form 10-K	44

Financial Statements

Consolidated Statements of Comprehensive Income

(in millions)	2015	2014	2013
Net earnings	$1,215	$1,166	$334

Other comprehensive income/(loss):
Foreign currency translation adjustments	(104)	9	18
Net unrealized gain/(loss) on derivative instruments, net of tax	11	(7)	13
Total other comprehensive income/(loss), net of tax	(93)	2	31
Total comprehensive income	$1,122	$1,168	$365
The accompanying notes are an integral part of these consolidated statements.

45	Cardinal Health | Fiscal 2015 Form 10-K

Financial Statements

Consolidated Balance Sheets

	June 30
(in millions)	2015	2014
Assets
Current assets:
Cash and equivalents	$4,616	$2,865
Trade receivables, net	6,523	5,380
Inventories, net	9,211	8,266
Prepaid expenses and other	1,402	1,428
Total current assets	21,752	17,939

Property and equipment, net	1,506	1,459
Goodwill and other intangibles, net	6,018	5,870
Other assets	866	765
Total assets	$30,142	$26,033

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,368	$12,149
Current portion of long-term obligations and other short-term borrowings	281	801
Other accrued liabilities	2,594	2,165
Total current liabilities	17,243	15,115

Long-term obligations, less current portion	5,211	3,171
Deferred income taxes and other liabilities	1,432	1,346

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at June 30, 2015 and 2014	3,003	2,980
Retained earnings	5,521	4,774
Common shares in treasury, at cost: 36 million shares and 27 million shares at June 30, 2015 and 2014, respectively	(2,245)	(1,423)
Accumulated other comprehensive income/(loss)	(23)	70
Total shareholders’ equity	6,256	6,401
Total liabilities and shareholders’ equity	$30,142	$26,033
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2015 Form 10-K	46

Financial Statements

Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2012	364	$2,930	$4,093	(21)	$(816)	$37	$6,244
Net earnings			334				334
Other comprehensive income, net of tax						31	31
Employee stock plans activity, including tax impact of $19 million	—	23		6	182		205
Treasury shares acquired				(10)	(450)		(450)
Dividends declared			(374)				(374)
Other			(15)				(15)
Balance at June 30, 2013	364	2,953	4,038	(25)	(1,084)	68	5,975
Net earnings			1,166				1,166
Other comprehensive income, net of tax						2	2
Employee stock plans activity, including tax impact of $39 million	—	27		8	334		361
Treasury shares acquired				(10)	(673)		(673)
Dividends declared			(430)				(430)
Balance at June 30, 2014	364	2,980	4,774	(27)	(1,423)	70	6,401
Net earnings			1,215				1,215
Other comprehensive loss, net of tax						(93)	(93)
Employee stock plans activity, including tax impact of $52 million	—	23		4	214		237
Treasury shares acquired				(13)	(1,036)		(1,036)
Dividends declared			(471)				(471)
Other			3				3
Balance at June 30, 2015	364	$3,003	$5,521	(36)	$(2,245)	$(23)	$6,256
The accompanying notes are an integral part of these consolidated statements.

47	Cardinal Health | Fiscal 2015 Form 10-K

Financial Statements

Consolidated Statements of Cash Flows

(in millions)	2015	2014	2013
Cash flows from operating activities:
Net earnings	$1,215	$1,166	$334
Earnings/(loss) from discontinued operations, net of tax	(3)	(3)	1
Earnings from continuing operations	1,212	1,163	335

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	451	459	397
Loss on extinguishment of debt	60	—	—
Gain on sale of other investments	(5)	(32)	—
Impairments and (gain)/loss on disposal of assets, net	(19)	15	859
Share-based compensation	110	96	93
Provision for deferred income taxes	219	26	21
Provision for bad debts	52	42	31
Change in fair value of contingent consideration obligation	8	—	—
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	(870)	925	216
Decrease/(increase) in inventories	(779)	142	(370)
Increase/(decrease) in accounts payable	1,948	(196)	426
Other accrued liabilities and operating items, net	153	(116)	(281)
Net cash provided by operating activities	2,540	2,524	1,727

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(503)	(519)	(2,239)
Additions to property and equipment	(300)	(249)	(195)
Purchase of available-for-sale securities and other investments	(342)	(129)	(12)
Proceeds from sale of available-for-sale securities and other investments	206	47	—
Proceeds from maturities of available-for-sale securities and held-to-maturity securities	37	—	71
Proceeds from divestitures and disposal of held for sale assets	53	—	—
Net cash used in investing activities	(849)	(850)	(2,375)

Cash flows from financing activities:
Payment of contingent consideration obligation	(7)	—	(4)
Net change in short-term borrowings	(12)	114	(1)
Reduction of long-term obligations	(1,221)	(2)	(305)
Proceeds from long-term obligations, net of issuance costs	2,672	—	1,286
Net proceeds from issuance of common shares	72	227	121
Tax proceeds/(disbursements) from share-based compensation	52	39	(19)
Dividends on common shares	(460)	(415)	(353)
Purchase of treasury shares	(1,036)	(673)	(450)
Net cash provided by/(used in) financing activities	60	(710)	275

Net increase/(decrease) in cash and equivalents	1,751	964	(373)
Cash and equivalents at beginning of period	2,865	1,901	2,274
Cash and equivalents at end of period	$4,616	$2,865	$1,901

Supplemental Information:
Cash payments for interest	$150	$152	$128
Cash payments for income taxes	529	632	899
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2015 Form 10-K	48

Notes to Financial Statements

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Cardinal Health, Inc. is a healthcare services and products company that improves the cost-effectiveness of health care.  Cardinal Health, Inc. helps pharmacies, hospitals, and other healthcare providers focus on patient care while reducing costs, enhancing efficiency and improving quality.  Cardinal Health, Inc. also provides medical products to patients in the home. References to “we”, “our” and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2015, 2014 and 2013 in these consolidated financial statements are to the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
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
Receivables
Trade receivables are primarily comprised of amounts owed to us through our distribution businesses and are presented net of an allowance for doubtful accounts of $135 million and $137 million at June 30, 2015 and 2014, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We continuously monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 270 days to 5 years, at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and related accrued interest were $161 million (current portion $53 million) and $158 million (current portion $51 million) at June 30, 2015 and 2014, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable are reported net of an allowance for doubtful accounts of $14 million and $18 million at June 30, 2015 and 2014, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
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
Our trade receivables and finance notes and related accrued interest are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the healthcare industry. Such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Historically, such losses have been within our expectations. Refer to the "Receivables" section within this Note 1 for additional information on the accounting treatment of reserves for credit losses.

49	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

Major Customers
The following table summarizes all of our customers that individually account for at least 10 percent of revenue and their corresponding percent of gross trade receivables. The customers in the table below are primarily serviced through our Pharmaceutical segment.

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2015	2014	2013	2015	2014
CVS Health	27%	28%	23%	20%	22%
Walgreen Co.	—%	4%	20%	—%	—%
Our pharmaceutical distribution contract with Walgreen Co. ("Walgreens") expired on August 31, 2013.
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Novation, LLC and Premier Purchasing Partners, L.P. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 18 percent, 17 percent and 13 percent of revenue for fiscal 2015, 2014 and 2013, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A substantial portion of our inventories (58 percent and 61 percent at June 30, 2015 and 2014, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2015 or 2014. Inventories valued at LIFO were $114 million and $98 million higher than the average cost value at June 30, 2015 and 2014, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2015 and 2014. Our remaining inventory is primarily stated at the lower of cost, using the first-in, first-out method, or market.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $57 million and $44 million at June 30, 2015 and 2014, respectively. We reserve for inventory obsolescence using estimates based on historical experience, sales trends, specific categories of inventory and age of on-hand inventory.
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
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation expense of $254 million, $265 million and $269 million for fiscal 2015, 2014 and 2013, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2015	2014
Land, building and improvements	$1,465	$1,419
Machinery and equipment	2,440	2,326
Furniture and fixtures	129	125
Total property and equipment, at cost	4,034	3,870
Accumulated depreciation and amortization	(2,528)	(2,411)
Property and equipment, net	$1,506	$1,459
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 2.54 percent at June 30, 2015. The amount of capitalized interest was immaterial for all periods presented.
Business Combinations
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for customer relationships, trade names and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair

Cardinal Health | Fiscal 2015 Form 10-K	50

Notes to Financial Statements

value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates, discount periods and probabilities assigned to various potential business result scenarios. Subsequent revisions to these assumptions could materially change the estimate of the fair value of contingent consideration obligations and therefore could materially affect our financial position or results of operations. See Note 2 for additional information regarding our acquisitions.
Goodwill and Other Intangible Assets
Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships; trademarks, trade names and patents; and developed technology, are amortized over their useful lives.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, then a second step is performed to determine the amount of impairment, if any. An impairment charge is the amount by which the carrying amount of goodwill exceeds the estimated implied fair value of goodwill. We estimate the implied fair value of goodwill as the excess of the estimated fair value of the reporting unit over the estimated fair value of its identifiable net assets. This is the same manner we use to recognize goodwill from a business combination. Goodwill impairment testing involves judgment, including the identification of reporting units, the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill.
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division and Cardinal Health China - Pharmaceutical division); Nuclear Pharmacy Services division; Cardinal Health China - Pharmaceutical division; Medical operating segment (excluding our Cardinal Health at Home division); and our Cardinal Health at Home Division.
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.5 to 11 percent. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including forecasted operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2015, 2014 and 2013 and, with the exception of our Nuclear Pharmacy Services division in fiscal 2013, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. As discussed further in Note 4, during the fourth quarter of fiscal 2013 we recognized an $829 million ($799 million, net of tax) goodwill impairment charge related to our Nuclear Pharmacy Services division, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings.
We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset. Actual results may differ materially from those used in our forecasts.
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

51	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

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
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other billing disputes. These disputed transactions are researched and resolved based upon our policy and findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. All adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $88 million and $82 million at June 30, 2015 and 2014, respectively, excluding third-party returns. See separate section in Note 1 for a description of third-party returns.
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
Dividends
We paid cash dividends per common share of $1.37, $1.21 and $1.025 in fiscal 2015, 2014 and 2013, respectively.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been

Cardinal Health | Fiscal 2015 Form 10-K	52

Notes to Financial Statements

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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2015 and 2014, the accrual for estimated sales returns and allowances was $305 million and $273 million, respectively, the impact of which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.0 billion, $1.7 billion and $2.3 billion, for fiscal 2015, 2014 and 2013, respectively.
Third-Party Returns
Since we generally do not accept non-merchantable product returns from our customers, many of our customers return non-merchantable pharmaceutical products to the manufacturer through third parties. Since our customers generally do not have a direct relationship with manufacturers, our vendors pass the value of such returns to us (usually in the form of an accounts payable deduction) for distribution to customers. We, in turn, pass the value received, less an administrative fee, to our customer. In certain instances, we pass the estimated value of the return to our customer prior to our receipt of the value from the vendor. Although we believe we have satisfactory protections, we could be subject to claims from customers or vendors if our administration of this overall process was deficient in some respect or our contractual terms with vendors are in conflict with our contractual terms with our customers. We have maintained reserves for some of these situations based on their nature and our historical experience with their resolution.
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $454 million, $430 million and $419 million, for fiscal 2015, 2014 and 2013, respectively. Revenue received for shipping and handling was immaterial for all periods presented.
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
Amortization and Other Acquisition-Related Costs
We classify costs incurred in connection with acquisitions as amortization and other acquisition-related costs in our consolidated statements of earnings. These costs consist of amortization of acquisition-related intangible assets, transaction costs, integration costs and changes in the fair value of contingent consideration obligations. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations and, in the case of Cordis (a business of Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, as further described in Note 2) to stand-up the systems and processes needed to support its global footprint. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in amortization and other acquisition-related costs. See Note 5 for additional information regarding amortization of acquisition-related intangible assets and Note 11 for additional information regarding contingent consideration.
Translation of Foreign Currencies
Financial statements of our subsidiaries outside the United States are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in shareholders’ equity AOCI utilizing period-end exchange rates.

53	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

Revenues and expenses of these foreign subsidiaries are translated using average exchange rates during the year.
The foreign currency translation gains/(losses) included in AOCI at June 30, 2015 and 2014 are presented in Note 13. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in other income, net, and were immaterial for all periods presented.
Interest Rate, Currency and Commodity Risk
All derivative instruments are recognized at fair value on the consolidated balance sheets and all changes in fair value are recognized in net earnings or shareholders’ equity through AOCI, net of tax.
For contracts that qualify for hedge accounting treatment, the hedge contracts must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized immediately in net earnings. If a fair value or cash flow hedge ceases to qualify for hedge accounting treatment, the contract continues to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value are recognized immediately in net earnings. If a forecasted transaction is no longer considered probable of occurring, amounts previously deferred in AOCI are recognized immediately in net earnings. See Note 12 for additional information regarding our derivative instruments, including the accounting treatment for instruments designated as fair value, cash flow and economic hedges.
Earnings per Common Share
Basic earnings per share (“EPS”) is computed by dividing net earnings (the numerator) by the weighted-average number of common shares outstanding during each period (the denominator). Diluted EPS is similar to the computation for basic EPS, except that the denominator is increased by the dilutive effect of vested and nonvested stock options, restricted share units and performance share units, computed using the treasury stock method. The total number of common shares outstanding is the number of common shares issued, less those held in treasury. See Note 14 for additional information regarding EPS.
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
Recent Financial Accounting Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance that simplifies the current guidance surrounding the measurement of inventory. Under this amended guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether the inventory is above or below net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance does not apply to inventory measured under the LIFO method. This amendment will be effective for us in the first quarter of fiscal 2018. We are currently evaluating the impact of adoption on our financial position and results of operations.
In April 2015, the FASB issued amended accounting guidance that clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. If it is determined that a software license does not exist in the arrangement, the customer would account for this arrangement as a service contract. This amendment will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. We are currently evaluating the impact of adoption on our financial position and results of operations and the timing of adoption.
Also in April 2015, the FASB issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. This amendment will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. Adoption of the guidance would reclassify debt issuance costs from other assets to long-term obligations, less current portion within the consolidated balance sheet. We do not expect the adoption to have a material impact on our financial position or results of operations, and are currently evaluating the timing of adoption.
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
In June 2014, the FASB issued guidance on accounting for share-based payments with performance targets. This guidance requires

Cardinal Health | Fiscal 2015 Form 10-K	54

Notes to Financial Statements

that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a proposal to defer the effective date for one year beyond the originally specified effective date. This amendment will be effective for us in the first quarter of fiscal 2019. We are continuing to evaluate the options for adoption and the impact on our financial position and results of operations.
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

2. Acquisitions
While we have completed acquisitions impacting both the Pharmaceutical and Medical segments during fiscal 2015, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate. The cash paid for these acquisitions, net of cash acquired, was $503 million. During the three months ended June 30, 2015, we completed the largest of these acquisitions for a purchase price of approximately $193 million, which was paid in cash, and potential maximum contingent payments of $30 million.
The Harvard Drug Group
On July 2, 2015, we completed the acquisition of The Harvard Drug Group ("Harvard Drug") for $1.1 billion, net of cash acquired, using existing cash and proceeds from the debt offering in June 2015. The acquisition of Harvard Drug, a distributor of generic pharmaceuticals, over-the-counter healthcare and related products to retail, institutional and alternate care customers, is expected to enhance our Pharmaceutical segment's generic pharmaceutical distribution and related service businesses. Harvard Drug also manufactures and repackages generic pharmaceuticals and over-the-counter health care products.
Cordis
On March 1, 2015, we entered into a binding offer letter with Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, to purchase its Cordis business for a purchase price of $1.9 billion in cash, subject to certain adjustments. On May 27, 2015, Ethicon accepted the offer and countersigned the stock and asset purchase agreement, which we previously executed. The acquisition of Cordis, a manufacturer and distributor of interventional cardiology devices and endovascular solutions, is expected to expand the Medical segment's portfolio of self-manufactured products and its geographic scope. We expect to finance the acquisition using proceeds from the registered debt offering in June 2015, as described in Note 7, and cash on hand.
Cordis is a global company, with operations in more than 50 countries. The acquisition is expected to close in approximately 20 principal countries during the second quarter of fiscal 2016 and in the remaining countries afterward, subject to regulatory approval and customary closing conditions. Transaction and integration costs associated with the acquisition of Cordis were $44 million during fiscal 2015, and are included in amortization and other acquisition-related costs in the consolidated statements of earnings.
AccessClosure
On May 9, 2014, we completed the acquisition of Access Closure, Inc. ("AccessClosure") for $320 million in an all-cash transaction. We funded the acquisition with cash on hand. The acquisition of AccessClosure, a manufacturer and distributor of extravascular closure devices, expands the Medical segment's portfolio of self-manufactured products.
The assessment of the fair value of assets acquired and liabilities assumed for AccessClosure was completed during fiscal 2015 and

55	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

resulted in goodwill of $152 million and identifiable intangible assets, primarily developed technology, of $133 million, with a weighted-average useful life of 9 years.
Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements. The estimated fair value of the identifiable intangible assets was determined primarily using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an appropriate rate of return. The useful lives were determined primarily using inputs of projected technology obsolescence rates. The discount rate used to arrive at the present value of identifiable intangible assets was 10 percent to reflect the internal rate of return and uncertainty in the cash flow projections.
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs related to our restructuring activities:

(in millions)	2015 (3)	2014 (4)	2013 (5)
Employee-related costs (1)	$34	$13	$59
Facility exit and other costs (2)	10	18	12
Total restructuring and employee severance	$44	$31	$71

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

(3)	The majority of the restructuring and employee severance incurred during fiscal 2015 were related to restructuring activities within our Medical segment.

(4)	Includes $10 million of primarily facility exit and other costs related to the restructuring within our Medical segment described further below.

(5)	Includes $30 million of employee-related costs and $10 million of facility exit and other costs related to the restructuring within our Medical segment described further below.
On January 30, 2013, we announced a restructuring plan within our Medical segment. Under this restructuring plan, among other things, we have reorganized our Medical segment, moved production of procedure kits from our facility in Waukegan, Illinois to other facilities, consolidated office space and sold property in Waukegan, Illinois, and exited our gamma sterilization business in El Paso, Texas.
We did not recognize significant costs associated with this restructuring plan during fiscal 2015. We recognized costs, on a pre-tax basis, associated with this restructuring plan of $18 million and $51 million in fiscal 2014 and 2013, respectively. Costs recognized in fiscal 2014 included the loss to write down the property in Waukegan, Illinois as discussed in Note 4. Costs recognized in fiscal 2013 included the loss to write down our gamma sterilization assets as discussed in Note 4.
During the fourth quarter of fiscal 2013, we recognized $11 million of employee-related costs related to a restructuring plan within our Nuclear Pharmacy Services division.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2012	$16	$2	$18
Additions	63	2	65
Payments and other adjustments	(24)	(2)	(26)
Balance at June 30, 2013	$55	$2	$57
Additions	23	1	24
Payments and other adjustments	(54)	(3)	(57)
Balance at June 30, 2014	$24	$—	$24
Additions	34	1	35
Payments and other adjustments	(36)	(1)	(37)
Balance at June 30, 2015	$22	$—	$22
4. Impairments and (Gain)/Loss on Disposal of Assets
In connection with our Medical segment restructuring plan announced on January 30, 2013 as discussed in Note 3, the property in Waukegan, Illinois met the criteria for classification as held for sale at June 30, 2014. As a result, during fiscal 2014, we recognized an $8 million loss to write down this property to the estimated fair value, less costs to sell, of $24 million, which was included in prepaid expenses and other in the consolidated balance sheets at June 30, 2014. The fair value was estimated using inputs such as broker listings and sales agreements and thus represents a Level 2 nonrecurring fair value measurement. We completed the sale of our property in Waukegan, Illinois during the second quarter of fiscal 2015, which resulted in a $1 million loss on disposal of assets held for sale.
Also in connection with our Medical segment restructuring plan, during fiscal 2013 we recognized an $11 million loss to write down our gamma sterilization assets in El Paso, Texas.
During fiscal 2013, we recognized an $829 million ($799 million, net of tax) goodwill impairment charge related to our Nuclear Pharmacy Services division, as previously disclosed.
We performed interim goodwill impairment testing for our Nuclear Pharmacy Services division during the three months ended December 31, 2012 as a result of significant softness in the low-energy diagnostics market, and determined that there was no impairment. During the second half of fiscal 2013, we experienced sustained volume declines and price erosion for the core, low-energy products provided by this division. In addition, we experienced reduced sales for some existing high-energy diagnostic products, slower-than-expected adoption of new high-energy diagnostic products, and reimbursement developments that could have adversely impacted the future growth of these products. Using this information, we adjusted our outlook and long-term business plans for this division during our annual budgeting process. This update resulted in significant reductions in the anticipated future cash flows and estimated fair value for this reporting unit.

Cardinal Health | Fiscal 2015 Form 10-K	56

Notes to Financial Statements

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
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment and in total:

(in millions)	Pharmaceutical (1)	Medical	Total
Balance at June 30, 2013	$2,094	$2,507	$4,601
Goodwill acquired, net of purchase price adjustments	$68	$216	$284
Foreign currency translation adjustments and other	$(4)	$(3)	$(7)
Balance at June 30, 2014	$2,158	$2,720	$4,878
Goodwill acquired, net of purchase price adjustments	41	179	220
Foreign currency translation adjustments and other	—	(28)	(28)
Balance at June 30, 2015	$2,199	$2,871	$5,070

(1)	At June 30, 2015, 2014 and 2013 the accumulated goodwill impairment loss was $829 million.
The increase in the Medical segment goodwill during fiscal 2014 was primarily due to the AccessClosure acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity, expected growth from new customers and new products, and improvements to existing technologies. See Note 2 for further discussion of this acquisition.
Other Intangible Assets
Other intangible assets are amortized over periods ranging from one to twenty years. The following tables summarize other intangible assets by class at June 30:

	2015
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,103	501	602
Trademarks, trade names and patents	237	91	146
Developed technology and other	320	134	186
Total definite-life intangibles	1,660	726	934
Total other intangible assets	$1,674	$726	$948

	2014
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,043	388	655
Trademarks, trade names and patents	213	69	144
Developed technology and other	258	79	179
Total definite-life intangibles	1,514	536	978
Total other intangible assets	$1,528	$536	$992
Total amortization of intangible assets was $191 million, $188 million and $121 million for fiscal 2015, 2014 and 2013, respectively. For acquisitions that have closed on or before June 30, 2015, estimated annual amortization of intangible assets for the remainder of fiscal 2016 through 2020 is as follows: $194 million, $184 million, $136 million, $88 million and $79 million. These estimates do not include amortization of intangibles relating to the Harvard Drug and Cordis acquisitions, which may be significant.
6. Available-for-Sale Securities
During fiscal 2015 and 2014, we purchased marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. We held the following investments in marketable securities at fair value at June 30:

57	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

(in millions)	2015	2014
Current available-for-sale securities:
Commercial paper	$4	$4
Treasury bills	12	85
International bonds	2	1
Corporate bonds	34	3
U.S. agency bonds	5	—
Asset-backed securities	8	—
U.S. agency mortgage-backed securities	26	—
Total current available-for-sale securities	91	93

Long-term available-for-sale securities:
Corporate bonds	33	5
U.S. agency bonds	18	2
Asset-backed securities	41	—
U.S. agency mortgage-backed securities	10	—
Total long-term available-for-sale securities	102	7
Total available-for-sale securities	$193	$100
Gross unrealized gains and losses were immaterial at both June 30, 2015 and 2014. We did not recognize any other-than-temporary impairments during fiscal 2015 or 2014. At June 30, 2015, the weighted-average effective maturity of our current and long-term investments was approximately 8 months and 16 months, respectively.

7. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions)	2015	2014
1.7% Notes due 2018	$404	$401
1.9% Notes due 2017	251	251
1.95% Notes due 2018	550	—
2.4% Notes due 2019	450	—
3.2% Notes due 2022	249	248
3.2% Notes due 2023	549	549
3.5% Notes due 2024	398	—
3.75% Notes due 2025	500	—
4.0% Notes due 2015	—	513
4.5% Notes due 2044	345	—
4.6% Notes due 2043	349	349
4.625% Notes due 2020	524	525
4.9% Notes due 2045	450	—
5.8% Notes due 2016	—	301
5.85% Notes due 2017	—	158
6.0% Notes due 2017	—	197
7.0% Debentures due 2026	124	124
7.8% Debentures due 2016	37	37
Other obligations	312	319
Total	$5,492	$3,972
Less: current portion of long-term obligations and other short-term borrowings	281	801
Long-term obligations, less current portion	$5,211	$3,171
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2016 through 2020 and thereafter are as follows: $281 million, $310 million, $956 million, $2 million, $452 million, and $3,491 million.
Long-Term Debt
The 1.7%, 1.9%, 1.95%, 2.4%, 3.2%, 3.2%, 3.5%, 3.75%, 4.5%, 4.6%, 4.625%, and 4.9% Notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% and 7.8% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $14 billion.
In June 2015, we sold $550 million aggregate principal amount of 1.95% Notes that mature on June 15, 2018, $500 million aggregate principal amount of 3.75% Notes that mature on September 15, 2025, and $450 million aggregate principal amount of 4.9% Notes that mature on September 15, 2045. We used a portion of the net proceeds from the offering to acquire Harvard Drug on July 2, 2015,

Cardinal Health | Fiscal 2015 Form 10-K	58

Notes to Financial Statements

as discussed further in Note 2, and intend to use the remainder of the net proceeds from the offering and cash on hand to consummate the pending Cordis acquisition, as discussed further in Note 2. In the event that the principal closing of the Cordis acquisition has not occurred on or prior to March 31, 2016, or the Cordis Purchase Agreement is terminated, we will be required to redeem all outstanding 1.95% Notes due 2018 and 4.9% Notes due 2045 at a redemption price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest.
In November 2014, we sold $450 million aggregate principal amount of 2.4% Notes that mature on November 15, 2019, $400 million aggregate principal amount of 3.5% Notes that mature on November 15, 2024 and $350 million aggregate principal amount of 4.5% Notes that mature on November 15, 2044.
In December 2014, we used the net proceeds from the November 2014 offering, together with cash on hand, to redeem all of the outstanding 4.0% Notes due 2015, 5.8% Notes due 2016, 5.85% Notes due 2017 and 6.0% Notes due 2017 at a redemption price equal to 100% of the principal amount and any accrued but unpaid interest, plus the applicable make-whole premium. As a result of the redemption, we incurred a loss on the extinguishment of debt of $60 million ($37 million, net of tax), which included a make-whole premium of $80 million, write-off of $2 million of unamortized debt issuance costs, and an offsetting $22 million fair value adjustment to the respective debt related to previously terminated interest rate swaps.
In June 2013, we used cash on hand to repay $300 million of our 5.5% Notes that were due on June 15, 2013.
In February 2013, we sold $400 million aggregate principal amount of 1.7% Notes that mature on March 15, 2018, $550 million aggregate principal amount of 3.2% Notes that mature on March 15, 2023 and $350 million aggregate principal amount of 4.6% Notes that mature on March 15, 2043. We used the proceeds to fund a portion of the purchase price of AssuraMed, Inc. in fiscal 2013.
The 1.7% Notes due 2018, 1.9% Notes due 2017, 1.95% Notes due 2018, 2.4% Notes due 2019, 3.2% Notes due 2022, 3.2% Notes due 2023, 3.5% Notes due 2024, 3.75% Notes due 2025, 4.5% Notes due 2044, 4.6% Notes due 2043, 4.625% Notes due 2020, and 4.9% Notes due 2045 require us to offer to purchase the notes at 101% of the principal amount plus accrued and unpaid interest if we undergo a change of control, as defined in the notes, and if the notes receive specified ratings below investment grade by each of Standard & Poor's Ratings Services, Moody's Investors Service, Inc. and Fitch Ratings.
Other Financing Arrangements
In connection with the binding offer to purchase the Cordis business discussed in Note 2, we entered into a $1.0 billion 364-day senior unsecured bridge term loan in March 2015. We incurred fees of $4 million related to this bridge loan, which are included in interest expense, net in the consolidated statements of earnings. No amounts were drawn under this bridge loan and we terminated the bridge loan in June 2015.

In addition to cash and cash equivalents at June 30, 2015 and 2014, our sources of liquidity include a $1.5 billion revolving credit facility and commercial paper program of up to $1.5 billion, backed by the revolving credit facility. The revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes. We had no outstanding balance under the revolving credit facility at June 30, 2015 and 2014, respectively. Commercial paper outstanding under our commercial paper program ranged from approximately zero to $100 million during fiscal 2015. We had no outstanding borrowings from the commercial paper program at June 30, 2015 and 2014.
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") until November 3, 2017 and increased the size of the facility from $700 million to $950 million. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated in accordance with GAAP, CHF is a separate legal entity from Cardinal Health and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors. We had no outstanding balance under the committed receivable sales facility program at June 30, 2015 and 2014, except for standby letters of credit of $41 million at both June 30, 2015 and 2014.
Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio, as of any fiscal quarter end, of at least 4-to-1 and a consolidated leverage ratio of no more than 3.25-to-1. As of June 30, 2015, we were in compliance with these financial covenants.
We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $439 million and $369 million at June 30, 2015 and 2014, respectively. The $312 million and $319 million balance of other obligations at June 30, 2015 and 2014, respectively, consisted of short-term borrowings and capital leases.
8. Income Taxes
Earnings before income taxes and discontinued operations are:

(in millions)	2015	2014	2013
U.S. Operations	$1,733	$1,665	$651
Non-U.S. Operations	234	133	237
Earnings before income taxes and discontinued operations	$1,967	$1,798	$888

59	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

The provision for income taxes from continuing operations consists of the following:

(in millions)	2015	2014	2013
Current:
Federal	$424	$521	$451
State and local	83	51	62
Non-U.S.	29	37	19
Total current	$536	$609	$532

Deferred:
Federal	$196	$24	$28
State and local	24	3	(5)
Non-U.S.	(1)	(1)	(2)
Total deferred	219	26	21
Provision for income taxes	$755	$635	$553
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations:

	2015	2014	2013
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.1	2.2	2.5
Foreign tax rate differential	(2.4)	(1.2)	(4.0)
Nondeductible/nontaxable items	0.7	(0.2)	(0.5)
Nondeductible goodwill impairment	—	—	33.2
Change in measurement of uncertain tax positions and impact of IRS settlements	0.9	(0.4)	(5.7)
Other	0.1	(0.1)	1.8
Effective income tax rate	38.4%	35.3%	62.3%
The fiscal 2015 effective tax rate was impacted by net unfavorable discrete items of $15 million, which increased the rate by 0.8 percentage points. There were no individually significant discrete items.
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
At June 30, 2015, we had $1.9 billion of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2015	2014
Deferred income tax assets:
Receivable basis difference	$47	$59
Accrued liabilities	138	111
Share-based compensation	53	51
Loss and tax credit carryforwards	197	191
Deferred tax assets related to uncertain tax positions	100	84
Other	50	42
Total deferred income tax assets	585	538
Valuation allowance for deferred income tax assets	(87)	(94)
Net deferred income tax assets	$498	$444

Deferred income tax liabilities:
Inventory basis differences	$(1,344)	$(1,164)
Property-related	(155)	(142)
Goodwill and other intangibles	(352)	(340)
Other	(2)	(7)
Total deferred income tax liabilities	(1,853)	(1,653)
Net deferred income tax liability	$(1,355)	$(1,209)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2015	2014
Current deferred income tax asset (1)	$22	$18
Noncurrent deferred income tax asset (2)	17	15
Current deferred income tax liability (3)	(1,066)	(918)
Noncurrent deferred income tax liability (4)	(328)	(324)
Net deferred income tax liability	$(1,355)	$(1,209)

(1)	Included in prepaid expenses and other in the consolidated balance sheets.

(2)	Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2015, we had gross federal, state and international loss and credit carryforwards of $210 million, $1.2 billion and $72 million, respectively, the tax effect of which is an aggregate deferred tax asset of $197 million. Substantially all of these carryforwards are available for at least three years. Approximately $86 million of the valuation allowance at June 30, 2015 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.

Cardinal Health | Fiscal 2015 Form 10-K	60

Notes to Financial Statements

We had $542 million, $510 million and $650 million of unrecognized tax benefits at June 30, 2015, 2014 and 2013, respectively. The June 30, 2015, 2014 and 2013 balances include $357 million, $322 million and $371 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2015	2014	2013
Balance at beginning of fiscal year	$510	$650	$654
Additions for tax positions of the current year	15	16	22
Additions for tax positions of prior years	69	94	97
Reductions for tax positions of prior years	(42)	(40)	(30)
Settlements with tax authorities	(10)	(210)	(93)
Balance at end of fiscal year	$542	$510	$650
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of zero to $210 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2015, 2014 and 2013, we had $169 million, $143 million and $198 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During both fiscal 2015 and fiscal 2013, we recognized $24 million of expense for interest and penalties in income tax expense, respectively. During fiscal 2014, we recognized $46 million of benefit for interest and penalties in income tax expense.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $219 million and $210 million at June 30, 2015 and 2014, respectively, and is included in other assets in the consolidated balance sheets.
9. Commitments, Contingent Liabilities and Litigation
Commitments
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2015 for fiscal 2016 through 2020 and thereafter are as follows: $103 million, $83 million, $63 million, $45 million, $35 million and $77 million. Rental expense relating to operating leases was $104 million, $107 million and $92 million in fiscal 2015, 2014 and 2013, respectively. Sublease rental income was immaterial for all periods presented.
Generic Sourcing Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health Corporation (“CVS Health”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 venture and have committed to source generic pharmaceuticals through arrangements negotiated by the venture. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies. We are required to pay 39 quarterly payments of $25.6 million to CVS Health which commenced in October 2014. Due to the achievement of a milestone, the quarterly payment to CVS Health will increase by $10 million beginning in fiscal 2016. In addition, if an additional milestone is achieved, the quarterly payment will increase in fiscal 2017 by a further $10 million resulting in a maximum quarterly payment of $45.6 million if all milestones are met.
Cordis
As described in Note 2, on March 1, 2015, we entered into a binding offer letter with Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, to purchase its Cordis business for a purchase price of $1.9 billion in cash, subject to certain adjustments. On May 27, 2015, Ethicon accepted the offer. The acquisition is expected to close in approximately 20 principal countries during the second quarter of fiscal 2016 and in the remaining countries afterward, subject to regulatory approval and customary closing conditions.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters incidental to our business.
We may be named from time to time in qui tam actions, which are initiated by private third parties purporting to act on behalf of federal

61	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

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
From time to time, we receive subpoenas or requests for information from various government agencies relating to our business or to the business of a customer, supplier or other industry participant. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims, or the commencement of legal proceedings, against us.
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
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to engage in discussions with several offices of the U.S. Department of Justice (the "DOJ"), including discussions regarding a possible settlement. We incurred litigation charges of $41 million for this matter during fiscal 2015. Our total accrual for this matter at June 30, 2015 is $41 million, which is included in other accrued liabilities in the consolidated balance sheet.
State of West Virginia vs. Cardinal Health, Inc.
In June 2012, the West Virginia Attorney General filed complaints, which have been amended, against 13 pharmaceutical wholesale distributors, including us and Harvard Drug, which we acquired on July 2, 2015, as described in Note 2, in the Circuit Court of Boone County, West Virginia alleging, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act and were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances. In addition to injunctive and other equitable relief, the complaints seek monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse. We are vigorously defending ourselves in this matter.
FTC Investigation
As previously disclosed, the Federal Trade Commission (“FTC”) investigated supplier arrangements involving our Nuclear Pharmacy Services division during the period between 2003 and 2008. In April 2015, we settled this matter, without admitting liability, by agreeing to a court order and injunction under federal antitrust laws. We agreed, among other things, to pay $27 million to the FTC, which the FTC has stated will be used to establish a fund for allegedly aggrieved third parties. We incurred a litigation charge in the settlement amount during fiscal 2015. On April 23, 2015, the United States District Court for the Southern District of New York approved the settlement and entered the order and injunction resolving the matter.
Qui Tam Action
Our Cardinal Health at Home division was named as a defendant by a private third-party plaintiff in an amended qui tam complaint that was filed in November 2014 in the U.S. District Court for the District of Massachusetts against several manufacturers and distributors of ostomy and continence care products. The complaint, which was subsequently amended again in June 2015, sought damages and penalties on behalf of the United States for alleged violations of the federal healthcare fraud and abuse laws, Medicare regulations and the federal False Claims Act in connection with the marketing and sale of these products. Following an investigation, in July 2015, the

Cardinal Health | Fiscal 2015 Form 10-K	62

Notes to Financial Statements

DOJ declined to intervene as to us and the plaintiff voluntarily dismissed us from the action.
Antitrust Litigation Proceeds
We recognized income resulting from settlements of class action antitrust claims in which we were a class member of $71 million, $24 million, and $38 million during fiscal 2015, 2014 and 2013, respectively.
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
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. See Note 11 for detail regarding contingent consideration obligations.
11. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$1,809	$—	$—	$1,809
Forward contracts (2)	—	5	—	5
Available-for-sale securities (3)	—	193	—	193
Other investments (4)	111	—	—	111
Liabilities:
Contingent Consideration (5)	—	—	(53)	(53)
Total	$1,920	$198	$(53)	$2,065

	2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$740	$—	$—	$740
Forward contracts (2)	—	10	—	10
Available-for-sale securities (3)	—	100	—	100
Other investments (4)	106	—	—	106
Liabilities:
Contingent Consideration (5)	—	—	(12)	(12)
Total	$846	$110	$(12)	$944

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

(5)
Contingent consideration represents the obligations incurred in connection with acquisitions. We do not deem the fair value of the contingent consideration obligations under any single acquisition to be significant. The estimate of fair value of the contingent consideration obligations requires subjective assumptions to be made regarding future business results, discount rates, discount periods and probabilities assigned to various potential business result scenarios and was determined using probability assessments with respect to the likelihood of reaching various targets or from achieving certain milestones. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. Failure to meet current expectations of progress could increase the probability of not achieving the targets within the measurement periods and result in a reduction in the fair value of the contingent consideration obligation.

63	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2013	$—
Additions from acquisitions	12
Changes in fair value of contingent consideration (1)	—
Payment of contingent consideration	—
Balance at June 30, 2014	$12
Additions from acquisitions	40
Changes in fair value of contingent consideration (1)	8
Payment of contingent consideration	(7)
Balance at June 30, 2015	$53

(1)	Amount is included in amortization and other acquisition-related costs in the consolidated statements of earnings.
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
Commodity Price Risk Management
We are exposed to changes in the price of certain commodities. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts when possible to manage the price risk associated with certain forecasted purchases.
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2015	2014
Assets:
Foreign currency contracts (1)	$3	$1
Forward interest rate swaps (1)	—	10
Pay-floating interest rate swaps (2)	8	5
Commodity contracts (2)	—	1
Total assets	$11	$17

Liabilities:
Foreign currency contracts (3)	$2	$1
Forward interest rate swaps (4)	—	1
Pay-floating interest rate swaps (4)	1	5
Commodity contracts (3)	2	—
Commodity contracts (4)	1	—
Total liabilities	$6	$7

(1)	Included in prepaid expenses and other in the consolidated balance sheets.

(2)	Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
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
During fiscal 2015, we entered into pay-floating interest rate swaps with total notional amounts of $1,050 million, of which $250 million and $450 million were in connection with the debt offerings in June 2015 and November 2014, respectively, as described in Note 7. During fiscal 2014, we entered into pay-floating interest rate swaps with total notional amounts of $300 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included

Cardinal Health | Fiscal 2015 Form 10-K	64

Notes to Financial Statements

in other assets and deferred income taxes and other liabilities in the consolidated balance sheet.
Also, during fiscal 2015, we terminated notional amounts of $875 million of pay-floating interest rate swaps in connection with the debt redemption in December 2014 described in Note 7. These swaps were previously designated as fair value hedges.
The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2015
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,613	Jun 2017	-	Jun 2022

	2014
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,438	Jun 2015	-	Jun 2022
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2015	2014	2013
Pay-floating interest rate swaps (1) (2)	$14	$23	$28
Fixed-rate debt (1)	(14)	(23)	(28)

(1)	Included in interest expense, net in the consolidated statements of earnings.

(2)	Excludes $22 million fair value adjustment to the previously terminated interest rate swaps as a result of the December 2014 debt extinguishment as disclosed in Note 7.
There was no ineffectiveness associated with these derivative instruments for all periods presented.
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
During fiscal 2015 and 2014 we entered into forward interest rate swaps with a total notional amount of $850 million and $50 million, respectively, to hedge probable, but not firmly committed, future transactions associated with our debt.
Additionally, during fiscal 2015 we terminated $1,150 million in forward interest rate swaps that were previously designated as cash-flow hedges.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2015 and 2014, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, European euro and Thai baht.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.
The following tables summarize the outstanding cash flow hedges at June 30:

	2015
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$146	Jul 2015	-	Jun 2016
Commodity contracts	22	Jul 2015	-	Mar 2018

	2014
(in millions)	Notional Amount	Maturity Date
Forward interest rate swaps	$300	Jun 2025	-	Oct 2026
Foreign currency contracts	182	Jul 2014	-	Jun 2015
Commodity contracts	24	Jul 2014	-	Mar 2017
The following table summarizes the gain/(loss) included in AOCI for derivative instruments designated as cash flow hedges at June 30:

(in millions)	2015	2014
Forward interest rate swaps	$—	$9
Commodity contracts	(3)	1
Foreign currency contracts	2	(1)
The following table summarizes the gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2015	2014	2013
Foreign currency contracts (1)	$1	$—	$1
Foreign currency contracts (2)	4	2	1
Foreign currency contracts (3)	(2)	1	1
Commodity contracts (3)	(1)	—	1
Forward interest rate swaps (4)	—	—	1

(1)	Included in revenue in the consolidated statements of earnings.

(2)	Included in cost of products sold in the consolidated statements of earnings.

(3)	Included in SG&A expenses in the consolidated statements of earnings.

(4)	Included in interest expense, net in the consolidated statements of earnings.
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

65	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

both recorded in other (income)/expense, net at the end of each period.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2015
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$398	Jul 2015	-	Jul 2015

	2014
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$461	Jul 2014	-	Sep 2014
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2015	2014	2013
Foreign currency contracts (1)	$(45)	$12	$6

(1)	Included in other income, net in the consolidated statements of earnings.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at June 30, 2015 and 2014 approximate fair value due to their short-term maturities.
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

(in millions)	2015	2014
Estimated fair value	$5,521	$4,115
Carrying amount	5,492	3,972
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments, based upon the estimated amount that we would receive (or pay) to terminate the contracts at June 30:

	2015		2014
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$1,613	$7	$1,438	$—
Foreign currency contracts	544	1	643	—
Forward interest rate swaps	—	—	300	9
Commodity contracts	22	(3)	24	1

The fair values are based on quoted market prices for the same or similar instruments, which represents a Level 2 measurement.
13. Shareholders' Equity
At June 30, 2015 and 2014, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2015 and 2014.
We repurchased $2.2 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2015, 2014 and 2013, as described below. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2015, we repurchased 13.1 million common shares having an aggregate cost of $1.0 billion. The average price paid per common share was $79.02.
During fiscal 2014, we repurchased 9.9 million common shares having an aggregate cost of $673 million. The average price paid per common share was $67.85.
During fiscal 2013, we repurchased 10.2 million common shares having an aggregate cost of $450 million. The average price paid per common share was $44.11.
Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in the balance of accumulated other comprehensive income/(loss) by component and in total:

Cardinal Health | Fiscal 2015 Form 10-K	66

Notes to Financial Statements

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2013	$54	$14	$68

Other comprehensive income/(loss), net of tax before reclassifications	9	$(10)	(1)
Amounts reclassified to earnings	—	3	3
Total other comprehensive income/(loss), net of tax of $5 million	9	$(7)	2
Balance at June 30, 2014	$63	$7	$70

Other comprehensive income/(loss), net of tax before reclassifications	(104)	9	(95)
Amounts reclassified to earnings	—	2	2
Total other comprehensive income/(loss), net of tax of $7 million	(104)	11	(93)
Balance at June 30, 2015	$(41)	$18	$(23)
Activity related to realized and unrealized gains and losses on available-for-sale securities as described in Note 6, was immaterial during fiscal 2015 and 2014.
14. Earnings Per Share
The following table reconciles the number of common shares used to compute basic and diluted earnings per share:

(in millions)	2015	2014	2013

Weighted-average common shares–basic	332	341	341

Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	3	4	3
Weighted-average common shares–diluted	335	345	344
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive for fiscal 2015, 2014 and 2013 were 1 million, zero and 9 million, respectively.
15. Segment Information
Our operations are principally managed on a products and services basis and are comprised of two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes of allocating resources and assessing performance combined with the nature of the individual business activities.
The Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical, over-the-counter healthcare and consumer products in the United States. This segment also operates nuclear pharmacies and cyclotron facilities, provides pharmacy operations, medication therapy management and patient outcomes services to hospitals and other healthcare providers, provides services to healthcare companies supporting the marketing, distribution and payment for specialty pharmaceutical products and manufactures and repackages generic pharmaceuticals and over-the-counter healthcare products. This segment also imports and distributes pharmaceuticals, over-the-counter healthcare and consumer products as well as provides specialty pharmacy and other services in China.
The Medical segment distributes a broad range of medical, surgical and laboratory products and provides services to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China and to patients in the home in the United States. This segment also manufactures, sources and develops our own Cardinal Health brand medical and surgical products, which are sold directly or through third-party distributors in the United States, Canada, Europe and other regions internationally.
The following tables present revenue for each reportable segment and Corporate:

(in millions)	2015	2014	2013
Pharmaceutical (1)	$91,116	$80,110	$91,097
Medical	11,395	10,962	10,060
Total segment revenue	102,511	91,072	101,157
Corporate (2)	20	12	(64)
Total revenue	$102,531	$91,084	$101,093

(1)	Our pharmaceutical distribution contract with Walgreen Co. expired on August 31, 2013.

(2)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
We evaluate segment performance based upon segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment SG&A expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal and compliance. Corporate expenses are allocated to the segments based upon headcount, level of benefit provided and other ratable allocation methodologies.
We do not allocate the following items to our segments: LIFO inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other income, net; interest expense, net; loss on extinguishment of debt; and provision for income taxes. We did not recognize any LIFO charges or credits during fiscal 2015, 2014, or 2013. In addition, certain investment and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the

67	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

expenses for such projects are often retained at Corporate. Investment spending within Corporate was $26 million, $33 million and $37 million for fiscal 2015, 2014 and 2013, respectively.
Beginning in fiscal 2016, we are changing our methodology for allocating certain portions of enterprise-wide incentive compensation expenses among Corporate and the segments. This change does not impact consolidated operating earnings or net earnings.
The following tables present segment profit by reportable segment and Corporate:

(in millions)	2015	2014	2013
Pharmaceutical	$2,094	$1,745	$1,734
Medical	433	444	372
Total segment profit	2,527	2,189	2,106
Corporate	(366)	(304)	(1,110)
Total operating earnings	$2,161	$1,885	$996

The following tables present depreciation and amortization and additions to property and equipment by reportable segment and at Corporate:

(in millions)	2015	2014	2013
Pharmaceutical	$124	$128	$125
Medical	119	130	137
Corporate	208	201	135
Total depreciation and amortization	$451	$459	$397

(in millions)	2015	2014	2013
Pharmaceutical	$90	$72	$46
Medical	87	72	48
Corporate	123	105	101
Total additions to property and equipment	$300	$249	$195

The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2015	2014	2013
Pharmaceutical	$17,385	$15,361	$16,258
Medical	7,095	6,768	6,521
Corporate	5,662	3,904	3,040
Total assets	$30,142	$26,033	$25,819
The following tables present revenue and property and equipment, net by geographic area:

(in millions)	2015	2014	2013
United States	$98,435	$87,449	$97,994
International	4,096	3,635	3,099
Total revenue	$102,531	$91,084	$101,093

(in millions)	2015	2014	2013
United States	$1,327	$1,301	$1,355
International	179	158	134
Property and equipment, net	$1,506	$1,459	$1,489
16. Share-Based Compensation and Savings Plans
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2015, 22 million shares remain available for future grants under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 9 million shares could be issued under awards other than stock options while 22 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest.
The following table provides total share-based compensation expense by type of award:

(in millions)	2015	2014	2013
Restricted share unit expense	$69	$62	$60
Employee stock option expense	21	21	23
Performance share unit expense	20	13	10
Total share-based compensation	$110	$96	$93
The total tax benefit related to share-based compensation was $38 million, $33 million and $32 million for fiscal 2015, 2014 and 2013, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

Cardinal Health | Fiscal 2015 Form 10-K	68

Notes to Financial Statements

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2013	15	$36.97
Granted	2	51.77
Exercised	(7)	38.29
Canceled and forfeited	—	—
Outstanding at June 30, 2014	10	$39.16
Granted	1	72.15
Exercised	(3)	36.21
Canceled and forfeited	—	—
Outstanding at June 30, 2015	8	$46.50
Exercisable at June 30, 2015	4	$37.19
The following tables provide additional detail related to stock option activity:

(in millions, except per share amounts)	2015	2014	2013
Aggregate intrinsic value of outstanding options at period end	$281	$282	$156
Aggregate intrinsic value of exercisable options at period end	193	185	113
Aggregate intrinsic value of exercised options	132	155	64
Cash received upon exercise	72	227	121
Cash tax proceeds/(disbursements) realized related to exercise	52	39	(19)
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	23	24	22
Total fair value of shares vested during the year	20	20	28
Weighted-average grant date fair value per stock option	15.80	10.32	8.15

(in years)	2015	2014	2013
Weighted-average remaining contractual life of outstanding options	6	6	4
Weighted-average remaining contractual life of exercisable options	5	4	3
Weighted-average period over which stock option compensation cost is expected to be recognized	2	2	2
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

	2015			2014			2013
Risk-free interest rate	1.8%	-	2.1%	1.9%	-	2.0%	1.1%	-	1.3%
Expected volatility	26%			27%			29%
Dividend yield	1.7%	-	1.9%	1.8%	-	2.4%	2.1%	-	2.5%
Expected life in years	7			6			6
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	3	$38.74
Granted	1	52.40
Vested	(1)	37.59
Canceled and forfeited	—	—
Nonvested at June 30, 2014	3	$45.65
Granted	1	72.33
Vested	(1)	44.94
Canceled and forfeited	—	—
Nonvested at June 30, 2015	3	$59.69
The following table provides additional data related to restricted share unit activity:

(in millions)	2015	2014	2013
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share unit awards not yet recognized, pre-tax	$77	$75	$67
Weighted-average period in years over which restricted share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$61	$55	$60
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.

69	Cardinal Health | Fiscal 2015 Form 10-K

Notes to Financial Statements

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	0.8	$41.37
Granted	0.3	51.49
Vested (1)	(0.2)	41.60
Canceled and forfeited	—	—
Nonvested at June 30, 2014	0.9	$44.41
Granted	0.2	71.63
Vested (2)	(0.2)	41.59
Canceled and forfeited	—	—
Nonvested at June 30, 2015	0.9	$50.31

(1)	Vested based on achievement of 143 percent of the target performance goal.

(2)	Vested based on achievement of 120 percent of the target performance goal.
The following table provides additional data related to performance share unit activity:

(in millions)	2015	2014	2013
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$16	$15	$12
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$8	$7	$—
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement savings plans was $91 million, $75 million and $68 million for fiscal 2015, 2014 and 2013, respectively.

17. Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for fiscal 2015 and 2014. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
Revenue	$24,070	$25,537	$25,375	$27,547
Gross margin	1,341	1,454	1,459	1,458
Distribution, selling, general and administrative expenses	775	815	803	847
Earnings from continuing operations	266	289	365	293
Earnings from discontinued operations, net of tax	—	—	—	2
Net earnings	266	289	365	295

Earnings from continuing operations per common share:
Basic	$0.79	$0.87	$1.10	$0.89
Diluted	0.78	0.86	1.09	0.88

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Revenue	$24,523	$22,240	$21,427	$22,894
Gross margin	1,264	1,345	1,297	1,256
Distribution, selling, general and administrative expenses	732	766	736	795
Earnings from continuing operations	340	275	315	234
Earnings/(loss) from discontinued operations, net of tax	(1)	3	—	—
Net earnings	339	278	315	234

Earnings from continuing operations per common share:
Basic	$1.00	$0.80	$0.92	$0.69
Diluted	0.99	0.79	0.91	0.68
18. Subsequent Events
On July 2, 2015 we completed the acquisition of Harvard Drug for $1.1 billion, net of cash acquired, as discussed in Note 2.

Cardinal Health | Fiscal 2015 Form 10-K	70

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts (1)

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (2)	Charged to Other Accounts (3)	Deductions (4)	Balance at End of Period
Fiscal 2015
Accounts receivable	$137	$59	$5	$(66)	$135
Finance notes receivable	18	—	—	(4)	14
Sales returns and allowances (5)	273	1,988	—	(1,956)	305
Other	1	—	—	—	1
	$429	$2,047	$5	$(2,026)	$455

Fiscal 2014
Accounts receivable	$134	$51	$2	$(50)	$137
Finance notes receivable	17	—	2	(1)	18
Sales returns and allowances (5)	291	1,735	—	(1,753)	273
Other	1	—	—	—	1
	$443	$1,786	$4	$(1,804)	$429

Fiscal 2013
Accounts receivable	$126	$40	$2	$(34)	$134
Finance notes receivable	16	1	—	—	17
Sales returns and allowances (5)	—	291	—	—	291
Other	1	—	—	—	1
	$143	$332	$2	$(34)	$443

(1)	Amounts included herein pertain to the continuing operations of the Company.

(2)
Fiscal 2015, 2014 and 2013 include $7 million, $9 million and $10 million, respectively, for reserves related to customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in gross margin in the consolidated statements of earnings.

(3)	Recoveries of amounts provided for or written off in prior years were $1 million, $3 million and $1 million for fiscal 2015, 2014 and 2013, respectively.

(4)	Write-off of uncollectible accounts or actual sales returns.

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

71	Cardinal Health | Fiscal 2015 Form 10-K

Directors, Exceutive Officers, and Corporate Governance

Directors, Executive Officers and Corporate Governance
The following is a list of our executive officers:

Name	Age	Position
George S. Barrett	60	Chairman and Chief Executive Officer
Michael C. Kaufmann	52	Chief Financial Officer
Donald M. Casey Jr.	55	Chief Executive Officer, Medical segment
Jon L. Giacomin	50	Chief Executive Officer, Pharmaceutical segment
Craig S. Morford	56	Chief Legal and Compliance Officer
Patricia B. Morrison	56	Executive Vice President, Customer Support Services and Chief Information Officer
Carole S. Watkins	55	Chief Human Resources Officer
Stephen T. Falk	50	Executive Vice President, General Counsel and Corporate Secretary
Meghan M. FitzGerald	44	Executive Vice President, Health Policy and Strategy
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Barrett has served as Chairman and Chief Executive Officer since August 2009.
Mr. Kaufmann has served as Chief Financial Officer since November 2014. From August 2009 until November 2014, he served as Chief Executive Officer, Pharmaceutical segment.
Mr. Casey has served as Chief Executive Officer, Medical segment, since April 2012. Before joining us, he served as Chief Executive Officer of the Gary and Mary West Wireless Health Institute, a non-profit research organization focused on lowering the cost of healthcare through novel technology solutions, from March 2010 to March 2012.
Mr. Giacomin has served as Chief Executive Officer, Pharmaceutical segment since November 2014. From January 2011 until November 2014, he served as President, U.S. Pharmaceutical Distribution. Prior to that, he served as Executive Vice President, Pharmaceutical Operations from July 2008 to January 2011.
Mr. Morford has served as Chief Legal and Compliance Officer since May 2009.
Ms. Morrison has served as Executive Vice President, Customer Support Services and Chief Information Officer since June 2011, and prior to that was Executive Vice President and Chief Information Officer from August 2009 until June 2011.
Ms. Watkins has served as Chief Human Resources Officer since 2000.
Mr. Falk has served as Executive Vice President, General Counsel and Corporate Secretary since May 2009.
Ms. FitzGerald has served as Executive Vice President, Health Policy and Strategy since May 2015. From October 2010 until May 2015, she served as President, Specialty Solutions. Prior to that, she was Senior Vice President, New Markets International Division and Business Development, with Medco Health Solutions, Inc. from March 2008 to July 2010. From January 2006 until March 2008, Ms. FitzGerald was Vice President and Chief Business Officer with Vion Pharmaceuticals, Inc. ("Vion"). Vion filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2009 and filed a Chapter 11 Plan of Liquidation in February 2010.
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
Any waiver of the Standards of Business Conduct for directors or executive officers must be approved by the Audit Committee. As required under SEC and New York Stock Exchange rules, we will disclose future amendments to our Standards of Business Conduct and waivers from the Standards of Business Conduct for our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions, and our other executive officers and directors on our website within four business days following the date of the amendment or waiver.
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2015 Annual Meeting of Shareholders (our “2015 Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

Cardinal Health | Fiscal 2015 Form 10-K	72

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation and Plan Information
The table below summarizes information relating to our equity compensation plans at June 30, 2015.

Equity Compensation Plan Information
Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options		Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	11,386,967	(1)	$46.50	(1)	22,280,426	(2)(3)
Equity compensation plans not approved by shareholders (4)	5,625	(5)	$—	(5)	—
Total at June 30, 2015	11,392,592		$46.50		22,280,426

(1)
In addition to stock options outstanding under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (the "2011 LTIP") and the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (the "2005 LTIP"), also includes 1,274,997 PSUs and 2,316,847 RSUs outstanding under the 2011 LTIP, 10,214 PSUs and 93,018 RSUs outstanding under the 2005 LTIP, 8,605 RSUs outstanding under the Cardinal Health, Inc. Amended and Restated Equity Incentive Plan (the “EIP”) and 142,851 RSUs outstanding under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (the "Director EIP") that are payable solely in common shares. PSUs and RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price. PSUs granted in fiscal 2013 are reported in this table at the actual amounts that vested. PSUs granted in fiscal 2014 and 2015 are reported in this table at the maximum payout level (200% of target) in accordance with SEC rules.

(2)
Includes 21,567,519 common shares available under the 2011 LTIP in the form of stock options and other stock-based awards. The number of shares authorized for issuance under the 2011 LTIP will increase by shares that are not issued under outstanding equity awards. Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every common share issued; awards other than stock options are counted against the plan as two and one-half shares for every common share issued. This means that only 8,627,007 shares could be issued under awards other than stock options while 21,567,519 shares could be issued under stock options.

(3)
In addition to common shares remaining available under the 2011 LTIP, this also includes 712,907 common shares remaining available for future issuance under the Directors EIP in the form of stock options and other stock-based awards.

(4)	Does not include stock options to purchase 1,019 common shares at a weighted-average exercise price of $39.81 that we assumed in connection with acquisition transactions.

(5)
Includes 5,625 RSUs outstanding under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (the “ODEIP”) that are payable solely in common shares. RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price. The ODEIP was replaced by the Director EIP in 2007, and no new awards may be granted to non-employee directors under the ODEIP.

The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2015 Proxy Statement under the caption “Share Ownership Information.”

73	Cardinal Health | Fiscal 2015 Form 10-K

Exhibits

Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	71
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

Exhibit Number	Exhibit Description
2.1
Final Binding Offer dated March 1, 2015 by and between Cardinal Health, Inc. and Ethicon, Inc. (incorporated by reference to Exhibit 10.1 of Cardinal Health's Current Report on Form 8-K filed on March 2, 2015, File No. 1-11373)

2.2
Stock and Asset Purchase Agreement, dated March 1, 2015 between Ethicon, Inc. and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on May 28, 2015, File No. 1-11373)

2.3	Letter Agreement between Ethicon, Inc. and Cardinal Health, Inc., dated May 29, 2015 relating to mechanics of agreeing to purchase price allocation
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on July 1, 2015, File No. 1-11373)
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

4.3.2	4.625% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2010, File No. 1-11373)
4.3.3	1.900% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.3.4	3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.3.5	1.700% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.6	3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.7	4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)

Cardinal Health | Fiscal 2015 Form 10-K	74

Exhibits

4.3.8	2.400% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.3.9	3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.3.10	4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.3.11	1.950% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.3.12	3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.3.13	4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
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
10.1.2
First Amendment to Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.1.3
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grant made to executive officer in April 2012) (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.4
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2012) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.1.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2013 and thereafter) (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.1.6
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in April and August 2012) (incorporated by reference to Exhibit 10.3 to Cardinal Health's Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.7
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2013) (incorporated by reference to Exhibit 10.1.7 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.1.8
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (grants made to executive officers in August 2014 and thereafter) (incorporated by reference to Exhibit 10.1.8 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.1.9
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.10
Form of Amendment to Stock Option and Restricted Share Units Agreements under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan, the Cardinal Health, Inc. 2005 Long-Term Incentive Plan, the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan and the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1.9 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.1.11
Form of Amendment to Performance Share Units Agreements under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan and the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.10 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.2.1
Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.2.2
First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.3
Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.4
Third Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.2.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in February and August 2008) (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.2.6
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in September 2009) (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.2.7
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (grants made to executive officers in August 2011) (incorporated by reference to Exhibit 10.1.12 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2011, File No. 1-11373)*

10.2.8
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 4, 2011, File No. 1-11373)*

10.3.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.3.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.3.4
Form of Directors’ Stock Option Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2008) (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

75	Cardinal Health | Fiscal 2015 Form 10-K

Exhibits

10.3.5
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (grants made in November 2013 and thereafter) (incorporated by reference to Exhibit 10.5.7 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.4.1
Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.52 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-11373)*

10.4.2
Second Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.4.3
Third Amendment to the Cardinal Health, Inc. Broadly-based Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, File No. 1-11373)*

10.5.1
Cardinal Health Deferred Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6.5 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, File No. 1-11373)*

10.5.2
First Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.5.3
Second Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)*

10.5.4
Third Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11373)*

10.5.5
Fourth Amendment to the Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)*

10.5.6
Fifth Amendment to the Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-11373)*

10.6.1
Cardinal Health, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on November 13, 2006, File No. 1-11373)*

10.6.2
First Amendment to the Cardinal Health, Inc. Amended and Restated Management Incentive (incorporated by reference to Exhibit 10.7.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)*

10.6.3	Cardinal Health, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Periodic Report on Form 8-K filed on November 10, 2014, File No. 1-11373)*
10.7
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.8.1
Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 6, 2012, File No. 1-11373)*

10.8.2
Amendment, dated August 5, 2015, to Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.8.3
Amended and Restated Aircraft Time Sharing Agreement, effective February 5, 2014, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-11373)*

10.8.4
Aircraft Time Sharing Agreement, effective August 5, 2015, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.9
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.10
Confidentiality and Business Protection Agreement, effective as of April 9, 2012, between Cardinal Health, Inc. and Donald M. Casey Jr. (incorporated by reference to Exhibit 10.14.1 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.11
Confidentiality and Business Protection Agreement, effective as of September 9, 2014, between Cardinal Health, Inc. and Jon L. Giacomin (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)*

10.12.1
Retirement Letter Agreement, dated June 10, 2014, between Cardinal Health, Inc. and Jeffrey W. Henderson (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on June 11, 2014, File No. 1-11373)*

10.12.2
Confidentiality and Business Protection Agreement, dated June 10, 2014, between Cardinal Health, Inc. and Jeffrey W. Henderson (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on June 11, 2014, File No. 1-11373)*

10.12.3
Restricted Share Units Agreement between Cardinal Health, Inc. and Jeffrey W. Henderson (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)*

10.13.1
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.13.2
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual executive officers (incorporated by reference to Exhibit 10.39 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.14.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.3
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.4
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

Cardinal Health | Fiscal 2015 Form 10-K	76

Exhibits

10.14.5
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.6
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.7
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.8
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.12
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.13
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.14
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.15
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.14.16
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.15.1
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

10.15.2	Amendment No. 1 to Five-Year Credit Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on June 5, 2013, File No. 1-11373)
10.16.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions party thereto, the Managing Agents party thereto, the LC Banks party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.16.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.16.3
Fifth Amended and Restated Performance Guaranty, dated as of November 1, 2013, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.16.4
Sixth Amended and Restated Performance Guaranty, dated as of November 3, 2014, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.17.1
Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.17.2
First Amendment to Tax Matters Agreement, dated as of May 28, 2012, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.20.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

77	Cardinal Health | Fiscal 2015 Form 10-K

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	28
1A	Risk Factors	34
1B	Unresolved Staff Comments	N/A
2	Properties	37
3	Legal Proceedings	37
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
6	Selected Financial Data	25
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
7A	Quantitative and Qualitative Disclosures about Market Risk	26
8	Financial Statements and Supplementary Data	43
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	40
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	72
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
13	Certain Relationships and Related Transactions, and Director Independence	(b)
14	Principal Accounting Fees and Services	(c)

	Part IV
15	Exhibits, Financial Statement Schedules	74
	Signatures	79

N/A	Not applicable
(a)
The information called for by Item 11 of Form 10-K is incorporated by reference to our 2015 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

(b)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2015 Proxy Statement under the caption "Corporate Governance."
(c)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2015 Proxy Statement under the caption “Audit Committee Report and Audit Matters.”

Cardinal Health | Fiscal 2015 Form 10-K	78

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2015.

Cardinal Health, Inc.

By:	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2015.

Name	Title
/s/ GEORGE S. BARRETT	Chairman and Chief Executive Officer and Director (principal executive officer)
George S. Barrett

/s/ MICHAEL C. KAUFMANN	Chief Financial Officer (principal financial officer)
Michael C. Kaufmann

/s/ STUART G. LAWS	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Stuart G. Laws

/s/ DAVID J. ANDERSON	Director
David J. Anderson

/s/ COLLEEN F. ARNOLD	Director
Colleen F. Arnold

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ CLAYTON M. JONES	Director
Clayton M. Jones

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ DAVID P. KING	Director
David P. King

/s/ RICHARD C. NOTEBAERT	Director
Richard C. Notebaert

79	Cardinal Health | Fiscal 2015 Form 10-K

Additional Information

Corporate and investor information

Corporate offices
Cardinal Health
7000 Cardinal Place
Dublin, Ohio 43017
614.757.5000
www.cardinalhealth.com
Twitter: @CardinalHealth

Common shares
Cardinal Health common shares are listed on the New York Stock Exchange under the ticker symbol "CAH" and are a component of the Standard & Poor's 500 Index.

Annual meeting
The 2015 Annual Meeting of Shareholders will be held at 8 a.m. local time on November 4, 2015, at Cardinal Health headquarters in Dublin, Ohio. Shareholders are cordially invited to attend.

Auditors
Ernst & Young LLP

Transfer agent and registrar
Shareholders with inquiries regarding address corrections, dividend payments, lost certificates or changes in registered ownership should contact the Cardinal Health stock transfer agent:

Computershare Trust Company, N.A.
211 Quality Circle
Suite 210
College Station, TX 77845
877.498.8861
www.computershare.com/investor

Financial information
Comprehensive financial and other information about Cardinal Health can be obtained by visiting the Investors page at ir.cardinalhealth.com.

Available information includes historical stock information, research analyst coverage, past and present financial statements, recent company presentations, SEC filings, corporate governance guidelines and board committee charters. This information — including the Cardinal Health Forms 10-K, 10-Q, 8-K and other published corporate literature — is also available without charge upon written request to the Investor Relations department at the corporate office, or by calling Investor Relations at 614.757.4757.

Cardinal Health uses its website as a channel of distribution for material company information. Important information, including news releases, financial information, earnings and analyst presentations, and information about upcoming presentations and events is routinely posted and accessible on the Investors page at ir.cardinalhealth.com. In addition, the Cardinal Health website allows investors and other interested persons to sign up to automatically receive email alerts when the company posts news releases, SEC filings and certain other information on its website.

For non-investor related inquiries, please call the company's main telephone number at 614.757.5000.

Fiscal 2015 cash dividend declarations

Fiscal quarter	Record date	Payment date	Per common share amount
1st	October 1, 2014	October 15, 2014	$0.3425
2nd	January 2, 2015	January 15, 2015	$0.3425
3rd	April 1, 2015	April 15, 2015	$0.3425
4th	July 1, 2015	July 15, 2015	$0.3870

Cardinal Health | Fiscal 2015 Form 10-K	80