Form 10-Q
period 2015-09-30
CARDINAL HEALTH INC
filed 2015-11-03
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 30, 2015, was the following: 328,981,086.

Cardinal Health Q1 Fiscal 2016 Form 10-Q

Forward-Looking Statements

This Form 10-Q (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"), but there are others in the document, which may be identified by the words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in "Item 1A: Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (our “2015 Form 10-K”). Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. We are a healthcare services and products company that improves the cost-effectiveness of health care. We help pharmacies, hospitals, and other healthcare providers focus on patient care while reducing costs, enhancing efficiency, and improving quality. We also provide medical products to patients in the home.
We manage our business and report our financial results in two segments: Pharmaceutical and Medical.
Non-GAAP Financial Measures

We use "non-GAAP financial measures" in the "Overview of Consolidated Results" section of MD&A. These measures are derived from our condensed consolidated financial data but are not presented in our financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Measures” section following MD&A. The remaining sections of MD&A refer to GAAP measures only.

1	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

MD&A

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at September 30, 2015 and June 30, 2015, and for our condensed consolidated statements of earnings for the three months ended September 30, 2015 and 2014. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Form 10-K.

Significant Developments

Harvard Drug
On July 2, 2015, we completed the acquisition of The Harvard Drug Group ("Harvard Drug") for $1.1 billion using cash on hand and proceeds from our debt offering in June 2015. The acquisition of Harvard Drug, a distributor of generic pharmaceuticals, over-the-counter healthcare and related products to retail, institutional, and alternate care customers, enhances our Pharmaceutical segment's generic pharmaceutical distribution and related services businesses. Harvard Drug also manufactures and repackages generic pharmaceuticals and over-the-counter healthcare products.
naviHealth
On August 26, 2015, we acquired a 71 percent ownership interest in naviHealth Group Holdings, L.P. ("naviHealth") for $238 million, net of cash acquired of $53 million. We funded the acquisition with cash on hand. The acquisition of naviHealth, a leader in post-acute care management solutions, expands our ability to serve health plans, health systems, and providers. We consolidate the results of naviHealth in our condensed consolidated financial statements and will report those consolidated results in our Medical segment. The portion of naviHealth net earnings attributable to third-party interest holders is reported as a reduction to net earnings in the condensed consolidated statements of earnings.

Cordis
On October 2, 2015, we completed the acquisition of the Cordis business from Ethicon, Inc., a wholly-owned subsidiary of Johnson and Johnson for $1.9 billion, using existing cash and proceeds from our debt offering in June 2015. The acquisition of Cordis, a manufacturer and distributor of interventional cardiology devices and endovascular solutions, expands our Medical segment's portfolio of self-manufactured products and its geographic scope. Cordis is a global company, with operations in more than 50 countries. We expect this acquisition to have a significant negative impact on GAAP operating earnings and earnings before income taxes throughout the remainder of fiscal 2016, largely due to the expected impact of amortization and other acquisition-related costs and the roll out of the inventory fair value step up. Transaction and integration costs associated with the acquisition of Cordis were $21 million during the three months ended September 30, 2015 and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Refer to Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information on acquisitions.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	2

MD&A	Results of Operations

Overview of Consolidated Results

Revenue
Revenue for the three months ended September 30, 2015 was $28.1 billion, a 17 percent increase from the prior-year period due primarily to sales growth from existing and new pharmaceutical distribution customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended September 30
(in millions)	2015	2014	Change
GAAP	$620	$466	33%
Restructuring and employee severance	12	19
Amortization and other acquisition-related costs	105	53
Litigation (recoveries)/charges, net	—	28
Non-GAAP	$737	$566	30%
GAAP operating earnings increased 33 percent to $620 million compared to the prior-year period and non-GAAP operating earnings increased 30 percent to $737 million. The increases in both GAAP and non-GAAP operating earnings were due to sales growth from existing and new pharmaceutical distribution customers, strong performance from our Pharmaceutical segment generics program and acquisitions, offset in part by customer pricing changes. GAAP operating earnings was also impacted by increased amortization and other acquisition-related costs.

GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30
	2015	2014	Change
GAAP	$1.15	$0.78	47%
Restructuring and employee severance	0.02	0.04
Amortization and other acquisition-related costs	0.21	0.10
Litigation (recoveries)/charges, net	—	0.08
Non-GAAP	$1.38	$1.00	38%
During the three months ended September 30, 2015, GAAP diluted earnings per share ("EPS") attributable to Cardinal Health, Inc. increased $0.37 or 47 percent to $1.15 and non-GAAP diluted EPS increased $0.38 or 38 percent to $1.38. GAAP and non-GAAP diluted EPS increased primarily due to the factors impacting GAAP and non-GAAP operating earnings as well as net favorable discrete income tax items and a lower share count as a result of share repurchases in fiscal 2015.
Cash and Equivalents
Our cash and equivalents balance was $3.0 billion at September 30, 2015 compared to $4.6 billion at June 30, 2015. The decrease in cash and equivalents during the quarter was driven by cash deployed for acquisitions of $1.4 billion, dividends of $131 million, and cash used in operating activities of $52 million. On October 2, 2015, we paid $1.9 billion in cash to acquire Cordis.

3	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

MD&A	Results of Operations

Results of Operations

Revenue

	Three Months Ended September 30
(in millions)	2015	2014	Change
Pharmaceutical	$25,140	$21,209	19%
Medical	2,919	2,852	2%
Total segment revenue	28,059	24,061	17%
Corporate	(4)	9	N.M.
Total revenue	$28,055	$24,070	17%

Pharmaceutical Segment

Pharmaceutical segment revenue growth for the three months ended September 30, 2015 compared to the prior-year period was primarily due to sales growth from existing and new pharmaceutical distribution customers, which increased revenue by $3.5 billion, including the impact of continued branded pharmaceutical price inflation. Acquisitions also contributed to revenue growth ($647 million).

Medical Segment

Medical segment revenue growth for the three months ended September 30, 2015 compared to the prior-year period was primarily due to sales growth of Cardinal Health brand products and Cardinal Health at Home, which had a combined impact of $45 million.

Cost of Products Sold

As a result of the same factors affecting the change in revenue, consolidated cost of products sold increased $3.7 billion (16 percent) compared to the prior-year period. See the "Gross Margin" section for additional drivers impacting cost of products sold.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	4

MD&A	Results of Operations

Gross Margin

	Three Months Ended September 30
(in millions)	2015	2014	Change
Gross margin	$1,579	$1,341	18%

Gross margin increased during the three months ended September 30, 2015 compared to the prior-year period by $238 million (18 percent).
Gross margin growth during three months ended September 30, 2015 was positively impacted by sales growth from existing and new pharmaceutical distribution customers ($120 million) and acquisitions ($72 million).

Gross margin rate expansion contributed $17 million during the three months ended September 30, 2015, reflecting strong performance from our generics program, including the net benefits from Red Oak Sourcing, offset in part by the adverse impact of customer pricing changes.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30
(in millions)	2015	2014	Change
SG&A expenses	$842	$775	9%

The increase in SG&A expenses during the three months ended September 30, 2015 over the prior-year period was primarily due to acquisitions, net of divestitures ($31 million).

5	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30
(in millions)	2015	2014	Change
Pharmaceutical	$657	$451	46%
Medical	101	113	(11)%
Total segment profit	758	564	34%
Corporate	(138)	(98)	N.M.
Total consolidated operating earnings	$620	$466	33%

Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit during the three months ended September 30, 2015 over the prior-year period was due to sales growth from existing and new pharmaceutical distribution customers and strong performance from our generics program, including the net benefits from Red Oak Sourcing, offset in part by customer pricing changes. Acquisitions also contributed to segment profit growth.
Medical Segment Profit
The decrease in Medical segment profit during the three months ended September 30, 2015 compared to the prior-year period was primarily due to our Canada business, including the impact of foreign currency. Included in the prior-year results for Canada is a previously disclosed, one-time benefit resulting from winding down the CareFusion contract.
Corporate
As discussed further in sections that follow, the principal driver for the change in Corporate during the three months ended September 30, 2015 compared to the prior-year period was increased amortization and other acquisition-related costs primarily due to costs incurred in connection with the acquisitions of Cordis and Harvard Drug.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	6

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended September 30
(in millions)	2015	2014
Restructuring and employee severance	$12	$19
Amortization and other acquisition-related costs	105	53
Litigation (recoveries)/charges, net	—	28
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $67 million and $44 million for the three months ended September 30, 2015 and 2014, respectively. Transaction and integration costs associated with the acquisition of Cordis were $21 million during the three months ended September 30, 2015.

Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2014, we accrued $27 million related to the U.S. Drug Enforcement Administration investigation and related matters. This matter is discussed further in Note 7 of the "Notes to Condensed Consolidated Financial Statements."

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30
(in millions)	2015	2014	Change
Other (income)/expense, net	$8	$(3)	N.M.
Interest expense, net	44	34	32%
Interest Expense, Net
Interest expense, net increased during the three months ended September 30, 2015 primarily as a result of the additional $1.5 billion of debt issued in the prior year to fund the Harvard Drug and Cordis acquisitions.

Provision for Income Taxes

During the three months ended September 30, 2015 and 2014, the effective tax rate was 32.3 percent and 38.9 percent, respectively. The effective tax rate during the three months ended September 30, 2015 was impacted by net favorable discrete items of $28 million.

7	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, dividends, and share repurchases. If we decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $3.0 billion at September 30, 2015 compared to $4.6 billion at June 30, 2015. We acquired Harvard Drug on July 2, 2015 for $1.1 billion. We acquired naviHealth on August 26, 2015 for $238 million, net of cash acquired of $53 million. At September 30, 2015, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. On October 2, 2015, we acquired Cordis for $1.9 billion.
During the three months ended September 30, 2015, net cash used in operating activities of $52 million was due to the timing of collections and purchases. During the three months ended September 30, 2015, we deployed $1.4 billion for acquisitions and $131 million for cash dividends.

The cash and equivalents balance at September 30, 2015 included $480 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state, and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal income tax through intercompany loans.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.

Financial Instruments and Other Financing Arrangements

Credit Facilities and Commercial Paper
Other sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At September 30, 2015, we had no outstanding balances or borrowings under these facilities, except for standby letters of credit of $41 million under the committed receivables sales facility program.

Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio of at least 4-to-1 and consolidated leverage ratio of no more than 3.25-to-1. As of September 30, 2015, we were in compliance with these financial covenants.
Available-for-Sale Securities
At September 30, 2015, we held $193 million of marketable securities, which are classified as available-for-sale.

Capital Deployment

Capital Expenditures
Capital expenditures during the three months ended September 30, 2015 and 2014 were $83 million and $36 million, respectively.
Dividends
On August 5, 2015, our Board of Directors approved a quarterly dividend of $0.3870 per share, or $1.55 per share on an annualized basis, payable on October 15, 2015 to shareholders of record on October 1, 2015.

Share Repurchases
Our Board of Directors has approved a $2.0 billion share repurchase program, which expires on December 31, 2016. At September 30, 2015, we had $693 million remaining under this repurchase authorization.
During the three months ended September 30, 2015 we did not repurchase common shares under this program.
Acquisitions
During the three months ended September 30, 2015, we acquired businesses in both the Pharmaceutical and Medical segments, including Harvard Drug and naviHealth, for an aggregate of $1.4 billion.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	8

MD&A

Other Items
The MD&A in our 2015 Form 10-K addresses our contractual obligations, critical accounting policies and sensitive accounting estimates, and the absence of off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2015. There have been no subsequent material changes outside of the ordinary course of business to those items.

Explanation and Reconciliation of Non-GAAP Financial Measures
The "Overview of Consolidated Results" section within MD&A in this Form 10-Q contains financial measures that are not calculated in accordance with GAAP. In general, the measures exclude items and charges that we do not believe reflect our core business and relate more to strategic, multi-year corporate activities, or the items and charges relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. We use these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning, and determine incentive compensation.
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
The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial measures should be carefully evaluated.
Following are definitions of the non-GAAP financial measures presented in this Form 10-Q and reconciliations of the differences between the non-GAAP financial measures and their most directly comparable GAAP financial measures. For all other definitions, refer to our 2015 Form 10-K.

Definitions
Non-GAAP net earnings attributable to Cardinal Health, Inc. or "Non-GAAP net earnings": net earnings attributable to Cardinal Health, Inc. excluding (1) restructuring and employee severance, (2) amortization and other acquisition-related costs, (3) impairments and (gain)/loss on disposal of assets, (4) litigation (recoveries)/charges, net, (5) LIFO charges/(credits), and (6) loss on extinguishment of debt, each net of tax.
Non-GAAP diluted EPS attributable to Cardinal Health, Inc. or "Non-GAAP diluted EPS": non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.
Non-GAAP operating earnings: operating earnings excluding (1) restructuring and employee severance, (2) amortization and other acquisition-related costs, (3) impairments and (gain)/loss on disposal of assets, (4) litigation (recoveries)/charges, net, and (5) LIFO charges/(credits).

9	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

MD&A

GAAP to Non-GAAP Reconciliations

	First Quarter 2016
				Net Earnings		Diluted EPS
			Net Earnings	attributable	Diluted EPS	attributable
		Operating	attributable	to Cardinal	attributable	to Cardinal
(in millions, except per common share amounts)	Operating	Earnings	to Cardinal	Health, Inc.	to Cardinal	Health, Inc.
	Earnings	Growth Rate	Health, Inc.	Growth Rate	Health, Inc.	Growth Rate
GAAP	$620	33%	$383	44%	$1.15	47%
Restructuring and employee severance	12		7		0.02
Amortization and other acquisition-related costs	105		68		0.21
Impairments and (gain)/loss on disposal of assets	—		—		—
Litigation (recoveries)/charges, net	—		—		—
LIFO charges/(credits)	—		—		—
Loss on extinguishment of debt	—		—		—
Non-GAAP	$737	30%	$458	35%	$1.38	38%

	First Quarter 2015
GAAP	$466	(1)%	$266	(22)%	$0.78	(21)%
Restructuring and employee severance	19		12		0.04
Amortization and other acquisition-related costs	53		34		0.10
Impairments and (gain)/loss on disposal of assets	—		—		—
Litigation (recoveries)/charges, net	28		28		0.08
LIFO charges/(credits)	—		—		—
Loss on extinguishment of debt	—		—		—
Non-GAAP	$566	6%	$340	(10)%	$1.00	(9)%
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	10

Other Items

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risks since the end of fiscal 2015 through September 30, 2015 from those reported in our 2015 Form 10-K, excluding the impact of acquisitions that had not yet closed as of September 30, 2015. The acquisition of Cordis will increase our foreign currency transactional and translational exposure due to operations in more than 50 countries.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Legal Proceedings
The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in our 2015 Form 10-K and our filings with the SEC since June 30, 2015. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
July 2015	194	$85.55	—	$693
August 2015	299	85.45	—	693
September 2015	2,768	81.48	—	693
Total	3,261	$82.08	—	$693

(1)	Reflects 194, 299, and 2,768 common shares purchased in July, August, and September 2015, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program and on August 6, 2014, the Board of Directors authorized an additional $1.0 billion under the program, for a total of $2.0 billion. This program expires on December 31, 2016. During the three months ended September 30, 2015, we did not repurchase common shares under this program.

11	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30
(in millions, except per common share amounts)	2015	2014
Revenue	$28,055	$24,070
Cost of products sold	26,476	22,729
Gross margin	1,579	1,341

Operating expenses:
Distribution, selling, general, and administrative expenses	842	775
Restructuring and employee severance	12	19
Amortization and other acquisition-related costs	105	53
Litigation (recoveries)/charges, net	—	28
Operating earnings	620	466

Other (income)/expense, net	8	(3)
Interest expense, net	44	34
Earnings before income taxes	568	435

Provision for income taxes	184	169
Net earnings	384	266

Less: Net earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to Cardinal Health, Inc.	$383	$266

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.17	$0.79
Diluted	1.15	0.78

Weighted-average number of common shares outstanding:
Basic	328	336
Diluted	331	340

Cash dividends declared per common share	$0.3870	$0.3425
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	12

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30
(in millions)	2015	2014
Net earnings	$384	$266

Other comprehensive loss:
Foreign currency translation adjustments	(44)	(24)
Net unrealized loss on derivative instruments, net of tax	(1)	—
Total other comprehensive loss, net of tax	(45)	(24)

Total comprehensive income	339	242

Less: Comprehensive income attributable to noncontrolling interests	(1)	—
Total comprehensive income attributable to Cardinal Health, Inc.	$338	$242
See notes to condensed consolidated financial statements.

13	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets

(in millions)	September 30, 2015	June 30, 2015
Assets	(Unaudited)
Current assets:
Cash and equivalents	$2,974	$4,616
Trade receivables, net	6,996	6,523
Inventories, net	9,758	9,211
Prepaid expenses and other	1,490	1,402
Total current assets	21,218	21,752

Property and equipment, net	1,546	1,506
Goodwill and other intangibles, net	7,564	6,018
Other assets	894	866
Total assets	$31,222	$30,142

Liabilities, Redeemable Noncontrolling Interests, and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,868	$14,368
Current portion of long-term obligations and other short-term borrowings	319	281
Other accrued liabilities	2,595	2,594
Total current liabilities	17,782	17,243

Long-term obligations, less current portion	5,231	5,211
Deferred income taxes and other liabilities	1,563	1,432

Redeemable noncontrolling interests	119	—

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at September 30, 2015 and June 30, 2015	2,957	3,003
Retained earnings	5,774	5,521
Common shares in treasury, at cost: 35 million shares and 36 million shares at September 30, 2015 and June 30, 2015, respectively	(2,158)	(2,245)
Accumulated other comprehensive loss	(68)	(23)
Total Cardinal Health, Inc. shareholders' equity	6,505	6,256
Noncontrolling interests	22	—
Total shareholders’ equity	6,527	6,256
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$31,222	$30,142
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	14

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30
(in millions)	2015	2014
Cash flows from operating activities:
Net earnings	$384	$266

Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	137	108
Gain on sale of other investments	—	(5)
Share-based compensation	30	25
Provision for bad debts	17	12
Change in fair value of contingent consideration obligation	(1)	—
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(348)	(291)
Decrease/(increase) in inventories	(495)	199
Increase/(decrease) in accounts payable	425	(157)
Other accrued liabilities and operating items, net	(201)	(96)
Net cash provided by/(used in) operating activities	(52)	61

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,399)	(61)
Additions to property and equipment	(83)	(36)
Purchase of available-for-sale securities and other investments	(26)	(75)
Proceeds from sale of available-for-sale securities and other investments	25	91
Proceeds from maturities of available-for-sale securities and held-to-maturity securities	5	—
Net cash used in investing activities	(1,478)	(81)

Cash flows from financing activities:
Payment of contingent consideration obligation	(23)	—
Net change in short-term borrowings	36	40
Reduction of long-term obligations	(4)	—
Net proceeds/(tax withholdings) from share-based compensation	(21)	25
Tax proceeds from share-based compensation	31	38
Dividends on common shares	(131)	(119)
Purchase of treasury shares	—	(360)
Net cash used in financing activities	(112)	(376)

Net decrease in cash and equivalents	(1,642)	(396)
Cash and equivalents at beginning of period	4,616	2,865
Cash and equivalents at end of period	$2,974	$2,469
See notes to condensed consolidated financial statements.

15	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In addition, operating results presented for this fiscal 2016 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016.
These condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the "2015 Form 10-K"). In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
Recent Financial Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments on a retrospective basis. Under the new guidance, the acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This amendment will be effective for us in the first quarter of fiscal 2017, with early adoption permitted. We are currently evaluating the impact of adoption on our financial position and results of operations.

In July 2015, the FASB issued amended accounting guidance that simplifies the current guidance surrounding the measurement of inventory. Under this amended guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether the inventory is above or below net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amended guidance does not apply to inventory measured under the last in, first out ("LIFO") method. This amendment will be effective for us in the first quarter of fiscal 2018. We are currently evaluating the impact of adoption on our financial position and results of operations.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a proposal to defer the effective date for one year beyond the originally specified effective date. This amendment will be effective for us in the first quarter of fiscal 2019. We are continuing to evaluate the options for adoption and the impact on our financial position and results of operations.
In April 2014, the FASB issued amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. We adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance did not materially impact our financial position or results of operations.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	16

Notes to Financial Statements

2. Acquisitions
During the three months ended September 30, 2015, we completed several acquisitions, the most significant of which are described in more detail below. The pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the condensed consolidated financial statements, individually or in the aggregate.
Harvard Drug
On July 2, 2015, we completed the acquisition of The Harvard Drug Group ("Harvard Drug") for $1.1 billion using cash on hand and proceeds from our debt offering in June 2015. The acquisition of Harvard Drug, a distributor of generic pharmaceuticals, over-the-counter healthcare and related products to retail, institutional and alternate care customers, enhances our Pharmaceutical segment's generic pharmaceutical distribution and related services businesses. Harvard Drug also manufactures and repackages generic pharmaceuticals and over-the-counter health care products.
naviHealth
On August 26, 2015, we acquired a 71 percent ownership interest in naviHealth Group Holdings, L.P. ("naviHealth") for a purchase price of $238 million, net of cash acquired of $53 million, in an all-cash transaction. We funded the acquisition with cash on hand. The acquisition of naviHealth, a leader in post-acute care management solutions, expands our ability to serve health plans, health systems, and providers that are facing a shift to a value-based reimbursement environment. The terms of the agreement provide us with the option to acquire the remaining 29 percent noncontrolling interests at any time after the two-year anniversary of the closing. The third-party noncontrolling interests holders also hold an option, which allows them to sell their noncontrolling interests to us at any time after the two-year anniversary of the closing. Refer to Note 10 for further information on the redeemable noncontrolling interests.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisitions of naviHealth and Harvard Drug are not yet finalized and are subject to adjustment as we complete the valuation analysis for these acquisitions. The purchase prices are also subject to adjustment based on working capital requirements as set forth in the acquisition agreements.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The estimated fair value of the identifiable intangible assets was determined using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an appropriate rate of return. The discount rates used to arrive at the present value of the identifiable intangible assets ranged from 12 percent to 14 percent, and reflect the internal rate of return and uncertainty in the cash flow projections.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition dates for naviHealth and Harvard Drug:

(in millions)	naviHealth	Harvard Drug
Identifiable intangible assets:
Customer relationships (1)	$38	$260
Trade names (2)	16	130
Developed technology (3)	61	—
Total identifiable intangible assets acquired	115	390

Cash and equivalents	53	44
Trade receivables	36	67
Inventories	—	49
Prepaid expenses and other	15	13
Property and equipment	5	16
Accounts payable	(2)	(48)
Other accrued liabilities	(95)	(39)
Deferred income taxes and other liabilities	(42)	(104)
Redeemable noncontrolling interests	(119)	—
Total identifiable net assets/(liabilities) acquired	(34)	388
Goodwill	325	763
Total net assets acquired	$291	$1,151

(1)	The weighted-average useful lives of customer relationships range from 4 to 14 years.

(2)	The weighted-average useful lives of trade names range from 3 to 16 years.

(3)	The weighted-average useful life of developed technology is 10 years.
Cordis
On October 2, 2015, we acquired the Cordis business from Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, for $1.9 billion in an all-cash transaction. We financed the acquisition using proceeds from our debt offering in June 2015, and cash on hand. The acquisition of Cordis, a manufacturer and distributor of interventional cardiology devices and endovascular solutions, expands our Medical segment's portfolio of self-manufactured products and its geographic scope. Cordis is a global company, with operations in more than 50 countries. Transaction and integration costs associated with the acquisition of Cordis were $21 million during the three months ended September 30, 2015, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.

17	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

Notes to Financial Statements

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30
(in millions)	2015	2014
Employee-related costs (1)	$6	$16
Facility exit and other costs (2)	6	3
Total restructuring and employee severance	$12	$19

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees, and costs associated with restructuring our delivery of information technology infrastructure services.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2015	$22	$—	$22
Additions	5	1	6
Payments and other adjustments	(6)	—	(6)
Balance at September 30, 2015	$21	$1	$22
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill, by segment, and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2015	$2,199	$2,871	$5,070
Goodwill acquired, net of purchase price adjustments	787	319	1,106
Foreign currency translation adjustments and other	(9)	(8)	(17)
Balance at September 30, 2015	$2,977	$3,182	$6,159
The increase in the Pharmaceutical segment goodwill is primarily due to the Harvard Drug acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity, and expected growth from new customers. The increase in the Medical segment goodwill is primarily due to the naviHealth acquisition. Goodwill recognized in connection with this acquisition primarily represents the existing workforce of the acquired entity, expected growth from new customers, new service offerings, and the expected growth from existing technology. See Note 2 for further discussion of these acquisitions.

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2015
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and other	$15	$—	$15	N/A
Total indefinite-life intangibles	15	—	15	N/A

Definite-life intangibles:
Customer relationships	1,409	544	865	8
Trademarks, trade names and patents	382	99	283	12
Developed technology and other	387	145	242	9
Total definite-life intangibles	2,178	788	1,390	9
Total other intangible assets	$2,193	$788	$1,405	N/A

	June 30, 2015
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,103	501	602
Trademarks, trade names and patents	237	91	146
Developed technology and other	320	134	186
Total definite-life intangibles	1,660	726	934
Total other intangible assets	$1,674	$726	$948
Total amortization of intangible assets was $67 million and $45 million for the three months ended September 30, 2015 and 2014, respectively. For acquisitions that have closed on or before September 30, 2015, estimated annual amortization of intangible assets for the remainder of fiscal 2016 through 2020 is as follows: $210 million, $259 million, $211 million, $160 million, and $131 million. These estimates do not include amortization of intangibles relating to the Cordis acquisition, which may be significant.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	18

Notes to Financial Statements

5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	September 30, 2015	June 30, 2015
Current available-for-sale securities:
Commercial paper	$3	$4
Treasury bills	7	12
International bonds	2	2
Corporate bonds	47	34
U.S. agency bonds	3	5
Asset-backed securities	23	8
U.S. agency mortgage-backed securities	22	26
Total current available-for-sale securities	107	91

Long-term available-for-sale securities:
Corporate bonds	33	33
U.S. agency bonds	18	18
Asset-backed securities	26	41
U.S. agency mortgage-backed securities	9	10
Total long-term available-for-sale securities	86	102
Total available-for-sale securities	$193	$193
Gross unrealized gains and losses were immaterial at September 30, 2015 and June 30, 2015. During the three months ended September 30, 2015 and 2014, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments. At September 30, 2015, the weighted-average effective maturity of our current and long-term investments was approximately 6 months and 15 months, respectively.
6. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended September 30, 2015 and 2014, the effective tax rate was 32.3 percent and 38.9 percent, respectively. The effective tax rate during the three months ended September 30, 2015 was impacted by net favorable discrete items of $28 million.
At September 30, 2015, and June 30, 2015, we had $534 million and $542 million of unrecognized tax benefits, respectively. The September 30, 2015, and June 30, 2015, balances include $351 million and $357 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At September 30, 2015, and June 30, 2015, we had $157 million and $169 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of zero to $190 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2006 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $222 million and $219 million at September 30, 2015, and June 30, 2015, respectively, and is included in other assets in the condensed consolidated balance sheets.
7. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health Corporation (“CVS Health”) with an initial term of 10 years. Both companies have contributed sourcing and supply chain expertise to the 50/50 venture and have committed to source generic pharmaceuticals through arrangements negotiated by the venture. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies. We are required to pay 39 quarterly payments of $25.6 million to CVS Health which commenced in October 2014. Due to the achievement of a milestone, the quarterly payment to CVS Health increased by $10 million beginning in the first quarter of fiscal 2016. In addition, if an additional milestone is achieved, the quarterly payment will increase in fiscal 2017 by a further $10 million resulting in a maximum quarterly payment of $45.6 million if all milestones are met.
Cordis
On March 1, 2015, we entered into a binding offer letter with Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, to purchase its Cordis business for a purchase price of $1.9 billion in cash, subject to certain adjustments. On May 27, 2015, Ethicon accepted the offer. As described in Note 2, the acquisition was completed on October 2, 2015 for $1.9 billion.
Legal Proceedings
We become involved from time to time in disputes, litigation, and regulatory matters incidental to our business.
We may be named from time to time in qui tam actions, which are initiated by private third parties purporting to act on behalf of federal or state governments, that allege that false claims have been

19	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

Notes to Financial Statements

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
We accrue for contingencies related to disputes, litigation, and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates.
With respect to the unresolved matters described below, we are unable to estimate a range of reasonably possible loss for matters for which there is no accrual, or additional loss for matters for which we have recorded an accrual, since damages or fines have not been specified or the proceedings are at stages where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to trial. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial position, results of operations, or cash flows, though the outcome of one or more of these matters could be material to our results of operations for a particular period.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to engage in discussions with several offices of the U.S. Department of Justice (the "DOJ"), including discussions regarding a possible settlement. We accrued litigation charges of $41 million for this matter during fiscal 2015, including $27 million in the three months ended September 30, 2014. Our total accrual for this matter at both September 30, 2015 and June 30, 2015 is $41 million, which is included in other accrued liabilities in the condensed consolidated balance sheets.
State of West Virginia vs. Cardinal Health, Inc.
In June 2012, the West Virginia Attorney General filed complaints, which have been amended, against 13 pharmaceutical wholesale distributors, including us and Harvard Drug, which we acquired on July 2, 2015, as described in Note 2. The complaints, which were filed in the Circuit Court of Boone County, West Virginia, allege, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act, and were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances. In addition to injunctive and other equitable relief, the complaints seek monetary damages and the creation of a court-supervised fund, to be financed by the defendants in these actions, for a medical monitoring program focused on prescription drug abuse. We are vigorously defending ourselves in this matter.
Qui Tam Action
As previously disclosed, following an investigation, in July 2015, the DOJ declined to intervene as to us in a qui tam action naming our Cardinal Health at Home division as a defendant, and the private third-party plaintiff voluntarily dismissed us from the action. We had been named as a defendent in an amended qui tam complaint that was filed in November 2014 by the private third-party plaintiff in the U.S. District Court for the District of Massachusetts against several manufacturers and distributors of ostomy and continence care products.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	20

Notes to Financial Statements

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$91	$—	$—	$91
Forward contracts (2)	—	26	—	26
Available-for-sale securities (3)	—	193	—	193
Other investments (4)	111	—	—	111
Liabilities:
Contingent Consideration (5)	—	—	(29)	(29)
Total	$202	$219	$(29)	$392

	June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$1,809	$—	$—	$1,809
Forward contracts (2)	—	5	—	5
Available-for-sale securities (3)	—	193	—	193
Other investments (4)	111	—	—	111
Liabilities:
Contingent Consideration (5)	—	—	(53)	(53)
Total	$1,920	$198	$(53)	$2,065

(1)
Cash equivalents are comprised of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.

(2)
The fair value of interest rate swaps, foreign currency contracts, and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheets.

(3)
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. Observable Level 2 inputs such as quoted prices for similar securities, interest rate spreads, yield curves, and credit risk are used to determine the fair value. See Note 5 for additional information regarding available-for-sale securities.

(4)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds primarily invest in the equity securities of companies with large market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

(5)
Contingent consideration represents the obligations incurred in connection with acquisitions. We do not deem the fair value of the contingent consideration obligations under any single acquisition to be significant. The estimate of fair value of the contingent consideration obligations requires subjective assumptions to be made regarding future business results, discount rates, discount periods, and probabilities assigned to various potential business result scenarios and was determined using probability assessments with respect to the likelihood of reaching various targets or from achieving certain milestones. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. Failure to meet current expectations of progress could increase the probability of not achieving the targets within the measurement periods and result in a reduction in the fair value of the contingent consideration obligation.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2015	$53
Additions from acquisitions	—
Changes in fair value of contingent consideration (1)	(1)
Payment of contingent consideration	(23)
Balance at September 30, 2015	$29

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
9. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2015 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three months ended September 30, 2015 and 2014, respectively.
During the three months ended September 30, 2014, we entered into forward interest rate swaps with a total notional amount of $50 million to hedge probable, but not firmly committed, future transactions associated with our debt.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at September 30, 2015 and June 30, 2015 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2015	June 30, 2015
Estimated fair value	$5,618	$5,521
Carrying amount	5,550	5,492
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.

21	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

Notes to Financial Statements

10. Redeemable Noncontrolling Interests
In connection with the acquisition of a 71 percent ownership interest in naviHealth described in Note 2, we recognized noncontrolling interests with a fair value of $119 million at the acquisition date.
The noncontrolling interests are redeemable at the option of the third-party noncontrolling interests holders at any time after the two-year anniversary of the closing. As such, the noncontrolling interests have been presented as redeemable noncontrolling interests in our condensed consolidated balance sheets. The noncontrolling interests will be adjusted each period for net earnings and dividends attributable to the noncontrolling interests and changes in the noncontrolling ownership interests in naviHealth, if any. An additional adjustment to the carrying value of the noncontrolling interests may be required if the redemption value under the terms of the agreement exceeds the carrying value. Changes in the carrying value of the noncontrolling interests related to a change in the redemption value will be recorded through retained earnings and will not affect net earnings attributable to Cardinal Health, Inc.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)
Balance at June 30, 2015	$—
Redeemable noncontrolling interests acquired	118.9
Net earnings attributable to redeemable noncontrolling interests	0.5
Balance at September 30, 2015	$119.4
11. Shareholders' Equity
During the three months ended September 30, 2015, we did not repurchase any common shares.
During the three months ended September 30, 2014, we repurchased 4.8 million common shares having an aggregate cost of $360 million. The average price paid per common share was $74.36.
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(41)	$18	$(23)

Other comprehensive loss, net of tax before reclassifications	(44)	(1)	(45)
Amounts reclassified to earnings	—	—	—
Total other comprehensive loss	(44)	(1)	(45)
Balance at September 30, 2015	$(85)	$17	$(68)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during the three months ended September 30, 2015.
12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30
(in millions)	2015	2014
Weighted-average common shares–basic	328	336

Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	3	4
Weighted-average common shares–diluted	331	340
The potentially dilutive employee stock options, restricted share units, and performance share units that were antidilutive for the three months ended September 30, 2015, and 2014 were 2 million and 1 million, respectively.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	22

Notes to Financial Statements

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
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended September 30
(in millions)	2015	2014
Pharmaceutical	$25,140	$21,209
Medical	2,919	2,852
Total segment revenue	28,059	24,061
Corporate (1)	(4)	9
Total revenue	$28,055	$24,070

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment SG&A expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial, and customer care shared services, human resources, information technology, and legal and compliance. The results attributable to noncontrolling interests are recorded within segment profit. Corporate expenses are allocated to the segments based on headcount, level of benefit provided and other ratable allocation methodologies.
We do not allocate the following items to our segments: LIFO inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other income, net; interest expense, net; loss on extinguishment of debt; and provision for income taxes. We did not recognize any LIFO charges or credits during the three months ended September 30, 2015 and 2014. In addition, certain investments, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $6 million and $2 million for the three months ended September 30, 2015 and 2014, respectively.
Beginning in fiscal 2016, we changed our methodology for allocating certain portions of enterprise-wide incentive compensation expenses among Corporate and the segments. This change does not impact consolidated operating earnings or net earnings, and did not materially impact either segment during the three months ended September 30, 2015.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30
(in millions)	2015	2014
Pharmaceutical	$657	$451
Medical	101	113
Total segment profit	758	564
Corporate	(138)	(98)
Total operating earnings	$620	$466
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2015	June 30, 2015
Pharmaceutical	$19,596	$17,385
Medical	7,833	7,095
Corporate	3,793	5,662
Total assets	$31,222	$30,142

14. Share-Based Compensation and Savings Plans
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30
(in millions)	2015	2014
Restricted share unit expense	$13	$16
Employee stock option expense	5	5
Performance share unit expense	12	4
Total share-based compensation	$30	$25
The total tax benefit related to share-based compensation was $11 million and $9 million for the three months ended September 30, 2015 and 2014, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

23	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

Notes to Financial Statements

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2015	8	$46.50
Granted	1	84.28
Exercised	(1)	37.20
Canceled and forfeited	—	—
Outstanding at September 30, 2015	8	$53.24
Exercisable at September 30, 2015	5	$42.18
At September 30, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $37 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional detail related to stock options:

(in millions, except per share amounts)	September 30, 2015	June 30, 2015
Aggregate intrinsic value of outstanding options at period end	$201	$281
Aggregate intrinsic value of exercisable options at period end	182	193
Weighted-average remaining contractual life of outstanding options (in years)	7	6
Weighted-average remaining contractual life of exercisable options (in years)	6	5
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	3	$59.69
Granted	1	84.30
Vested	(1)	53.31
Canceled and forfeited	—	—
Nonvested at September 30, 2015	3	$73.29
At September 30, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $121 million, which is expected to be recognized over a weighted-average period of two years.

Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	0.9	$50.31
Granted	0.3	84.34
Vested (1)	(0.4)	39.81
Canceled and forfeited	—	—
Nonvested at September 30, 2015	0.8	$62.64
(1) Vested based on achievement of 133 percent of the target performance goal.
At September 30, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $26 million, which is expected to be recognized over a weighted-average period of two years.
15. Subsequent Events
As discussed in Note 2, on October 2, 2015 we acquired the Cordis business from Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, for $1.9 billion.

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	24

Exhibits

Exhibits

Exhibit Number	Exhibit Description
2.1	Amendment No. 1, dated as of October 2, 2015, to the Stock and Asset Purchase Agreement, dated as of March 1, 2015, by and between Ethicon, Inc. and Cardinal Health, Inc.
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
10.1
Amendment, dated August 5, 2015, to Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)

10.2
Aircraft Time Sharing Agreement, effective August 5, 2015, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)

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
Cardinal Health Website
We use our website as a channel of distribution for material information about us. Important information, including news releases, financial information, earnings and analyst presentations and information about upcoming presentations and events, is routinely posted and accessible on the Investors page at ir.cardinalhealth.com. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases, SEC filings and certain other information on our website.

25	Cardinal Health | Q1 Fiscal 2016 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	12
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4	Controls and Procedures	11

	Part II. Other Information
Item 1	Legal Proceedings	11
Item 1A	Risk Factors	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	25
	Signatures	27

N/A	Not applicable

Cardinal Health | Q1 Fiscal 2016 Form 10-Q	26

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 3, 2015	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer

27	Cardinal Health | Q1 Fiscal 2016 Form 10-Q