Form 10-Q
period 2015-12-31
CARDINAL HEALTH INC
filed 2016-02-02
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 27, 2016, was the following: 329,328,935.

Cardinal Health Q2 Fiscal 2016 Form 10-Q

Forward-Looking Statements

This Form 10-Q (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"), but there are others in the document, which may be identified by the words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (our “2015 Form 10-K”). Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Non-GAAP Financial Measures

We use "non-GAAP financial measures" in the "Overview of Consolidated Results" section of MD&A. These measures are derived from our condensed consolidated financial data but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A. The remaining sections of MD&A refer to GAAP measures only.

1	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

MD&A

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at December 31, 2015 and June 30, 2015, and in our condensed consolidated statements of earnings for the three and six months ended December 31, 2015 and 2014. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with MD&A included in our 2015 Form 10-K.

Significant Developments

Cordis
On October 2, 2015, we completed the acquisition of the Cordis business ("Cordis") from Ethicon, Inc., a wholly-owned subsidiary of Johnson and Johnson, for $1.9 billion using cash on hand and proceeds from our debt offering in June 2015. The acquisition of Cordis, a global manufacturer and distributor of interventional cardiology devices and endovascular solutions with operations in more than 50 countries, expands our Medical segment's portfolio of self-manufactured products and its geographic scope.
naviHealth
On August 26, 2015, we acquired a 71 percent ownership interest in naviHealth Group Holdings, L.P. ("naviHealth") for $238 million, net of cash acquired of $53 million. We funded the acquisition with cash on hand. The acquisition of naviHealth, a leader in post-acute care management solutions, expands our ability to serve health plans, health systems, and providers. We consolidate the results of naviHealth in our condensed consolidated financial statements and report its results in our Medical segment. The portion of naviHealth net earnings attributable to third-party interest holders is reported as a reduction to net earnings in the condensed consolidated statements of earnings.

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
Refer to Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information on acquisitions.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	2

MD&A	Results of Operations

Overview of Consolidated Results

Revenue (in billions)

Revenue for the three and six months ended December 31, 2015 was $31.4 billion and $59.5 billion, respectively, a 23 percent and 20 percent increase from the prior-year periods due primarily to sales growth from existing and new pharmaceutical distribution customers and from acquisitions.
GAAP and Non-GAAP Operating Earnings

GAAP and Non-GAAP Operating Earnings	Three Months Ended December 31			Six Months Ended December 31
(in millions)	2015	2014	Change	2015	2014	Change
GAAP	$563	$546	3%	$1,183	$1,012	17%
LIFO charges/(credits)	39	—		39	—
Restructuring and employee severance	2	7		14	26
Amortization and other acquisition-related costs	114	60		219	112
Impairments and (gain)/loss on disposal of assets	17	(18)		17	(18)
Litigation (recoveries)/charges, net	(9)	44		(9)	72
Non-GAAP	$726	$639	14%	$1,463	$1,204	22%
During the three and six months ended December 31, 2015, GAAP operating earnings increased 3 percent to $563 million and 17 percent to $1.2 billion, respectively. Non-GAAP operating earnings increased 14 percent to $726 million and 22 percent to $1.46 billion for the three and six months ended December 31, 2015, respectively. The increases in both GAAP and non-GAAP operating earnings were due to sales growth from existing and new pharmaceutical distribution customers, performance under our Pharmaceutical segment generics program, and acquisitions, offset in part by the adverse impact of customer pricing changes. GAAP operating earnings were also impacted by increased acquisition-related amortization, a last-in, first-out ("LIFO") charge, and prior-year litigation charges.

3	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

MD&A	Results of Operations

GAAP and Non-GAAP Diluted EPS ($ per share)

GAAP and Non-GAAP Diluted EPS	Three Months Ended December 31			Six Months Ended December 31
	2015	2014	Change	2015	2014	Change
GAAP	$0.98	$0.86	14%	$2.14	$1.65	30%
LIFO charges/(credits)	0.07	—		0.07	—
Restructuring and employee severance	—	0.01		0.02	0.05
Amortization and other acquisition-related costs	0.22	0.11		0.42	0.21
Impairments and (gain)/loss on disposal of assets	0.03	(0.03)		0.03	(0.02)
Litigation (recoveries)/charges, net	(0.01)	0.12		(0.01)	0.20
Loss on extinguishment of debt	—	0.11		—	0.11
Non-GAAP	$1.30	$1.20	8%	$2.68	$2.19	22%
The sum of the components may not equal the total due to rounding.
During the three and six months ended December 31, 2015, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS") increased 14 percent to $0.98 and 30 percent to $2.14, respectively. Non-GAAP diluted EPS increased 8 percent to $1.30 and 22 percent to $2.68 during the three and six months ended December 31, 2015, respectively. GAAP and non-GAAP diluted EPS increased primarily due to the factors impacting GAAP and non-GAAP operating earnings, partially offset by an increase in interest expense. GAAP and non-GAAP diluted EPS also increased due to a lower effective tax rate during the six months ended December 31, 2015. The increase in GAAP diluted EPS was also partially due to the prior-year loss on extinguishment of debt.

Cash and Equivalents

Our cash and equivalents balance was $2.3 billion at December 31, 2015 compared to $4.6 billion at June 30, 2015. The decrease in cash and equivalents during the six months ended December 31, 2015 was driven by $3.3 billion deployed for acquisitions and dividends of $259 million, offset in part by cash provided by operating activities of $1.4 billion.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	4

MD&A	Results of Operations

Results of Operations

Revenue

	Three Months Ended December 31			Six Months Ended December 31
(in millions)	2015	2014	Change	2015	2014	Change
Pharmaceutical	$28,287	$22,627	25%	$53,427	$43,836	22%
Medical	3,162	2,914	9%	6,081	5,766	5%
Total segment revenue	31,449	25,541	23%	59,508	49,602	20%
Corporate	(4)	(4)	N.M.	(9)	5	N.M.
Total revenue	$31,445	$25,537	23%	$59,499	$49,607	20%

Pharmaceutical Segment

Pharmaceutical segment revenue growth for the three and six months ended December 31, 2015 compared to the prior-year periods was primarily due to sales growth from existing and new pharmaceutical distribution customers, which increased revenue by $5.1 billion and $8.5 billion, respectively, including the impact of continued branded pharmaceutical price appreciation. Acquisitions also contributed to revenue growth ($622 million and $1.3 billion, respectively).

Medical Segment

Medical segment revenue growth for the three and six months ended December 31, 2015 compared to the prior-year periods was primarily due to acquisitions, net of divestitures, which contributed $205 million and $217 million, respectively.

Cost of Products Sold

As a result of the same factors affecting the change in revenue, consolidated cost of products sold increased $5.8 billion (24 percent) and $9.5 billion (20 percent) compared to the prior-year periods. In addition, we incurred a $39 million LIFO charge during the three months ended December 31, 2015. See the "Gross Margin" section for additional drivers impacting cost of products sold.

5	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

MD&A	Results of Operations

Gross Margin

	Three Months Ended December 31			Six Months Ended December 31
(in millions)	2015	2014	Change	2015	2014	Change
Gross margin	$1,609	$1,454	11%	$3,188	$2,794	14%
Gross margin increased during the three and six months ended December 31, 2015 compared to the prior-year periods by $155 million (11 percent) and $394 million (14 percent), respectively.
Gross margin was positively impacted by sales growth from existing and new pharmaceutical distribution customers ($152 million and $269 million during the three and six months ended December 31, 2015, respectively) and acquisitions, net of divestitures ($147 million and $219 million, respectively).
Gross margin rate contracted during both the three and six months ended December 31, 2015, primarily due to the onboarding of a new mail order customer starting in October 2015. In addition, gross margin rate was favorably impacted by performance under our generics program and adversely impacted by customer pricing changes. Gross margin rate contraction includes the negative impact of a LIFO charge ($39 million) during the three months ended December 31, 2015. See Note 1 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the LIFO inventory method.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended December 31			Six Months Ended December 31
(in millions)	2015	2014	Change	2015	2014	Change
SG&A expenses	$922	$815	13%	$1,764	$1,590	11%
The increase in SG&A expenses during the three and six months ended December 31, 2015 over the prior-year periods was driven by acquisitions, net of divestitures ($106 million and $136 million, respectively).

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	6

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31			Six Months Ended December 31
(in millions)	2015	2014	Change	2015	2014	Change
Pharmaceutical	$627	$542	16%	$1,285	$992	29%
Medical	106	115	(8)%	207	229	(10)%
Total segment profit	733	657	12%	1,492	1,221	22%
Corporate	(170)	(111)	N.M.	(309)	(209)	N.M.
Total consolidated operating earnings	$563	$546	3%	$1,183	$1,012	17%
Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit during the three and six months ended December 31, 2015 over the prior-year periods was due to sales growth from existing and new pharmaceutical distribution customers and performance under our generics program, partially offset by the adverse impact of customer pricing changes. Acquisitions also contributed to segment profit growth. Segment profit does not include LIFO charges/(credits) held at corporate as explained in Note 13 of the "Notes to Condensed Consolidated Financial Statements."
Medical Segment Profit
The decrease in Medical segment profit during the three and six months ended December 31, 2015 compared to the prior-year periods was primarily due to the negative impact of acquisitions and divestitures, which included the unfavorable cost of products sold impact from the fair value step up of inventory acquired with Cordis. The decrease in Medical segment profit during the six months ended December 31, 2015 was also due to our Canada business.
Corporate
As discussed further in sections that follow, the principal drivers for the change in Corporate during the three and six months ended December 31, 2015 compared to the prior-year periods were increased amortization and other acquisition-related costs primarily due to amortization and costs incurred in connection with the acquisitions of Cordis and Harvard Drug. Corporate was also adversely impacted by the LIFO charge described under "Gross Margin" above.

7	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended December 31		Six Months Ended December 31
(in millions)	2015	2014	2015	2014
Restructuring and employee severance	$2	$7	$14	$26
Amortization and other acquisition-related costs	114	60	219	112
Impairments and (gain)/loss on disposal of assets, net	17	(18)	17	(18)
Litigation (recoveries)/charges, net	(9)	44	(9)	72
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $100 million and $47 million for the three months ended December 31, 2015 and 2014, respectively, and $167 million and $91 million for the six months ended December 31, 2015 and 2014, respectively. The increase in amortization of acquisition-related intangible assets during both periods is largely due to the acquisitions of Cordis and Harvard Drug. Transaction and integration costs associated with the acquisition of Cordis were $20 million and $41 million during the three and six months ended December 31, 2015, respectively.

Litigation (Recoveries)/Charges, Net
During the three months ended December 31, 2015, we received and recognized income of $13 million resulting from settlements of class action antitrust claims in which we were a class member.
During the three and six months ended December 31, 2014, we incurred litigation charges of $7 million and $61 million, respectively, related to the DEA and FTC investigations and related matters.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended December 31			Six Months Ended December 31
(in millions)	2015	2014	Change	2015	2014	Change
Other (income)/expense, net	$(2)	$(1)	N.M.	$6	$(4)	N.M.
Interest expense, net	45	36	24%	90	70	28%
Loss on extinguishment of debt	—	60	N.M.	—	60	N.M.
Interest Expense, Net
Interest expense increased during both the three and six months ended December 31, 2015, primarily as a result of the additional $1.5 billion of debt issued in June 2015 to fund the Harvard Drug and Cordis acquisitions.

Loss on Extinguishment of Debt
In December 2014 we redeemed certain debt resulting in a loss on the extinguishment of debt of $60 million ($37 million, net of tax).

Provision for Income Taxes

During the three months ended December 31, 2015 and 2014, the effective tax rate was 37.3 percent and 36.0 percent, respectively. During the six months ended December 31, 2015 and 2014, the effective tax rate was 34.7 percent and 37.4 percent, respectively. The effective tax rate during the six months ended December 31, 2015 was impacted by net favorable discrete items of $28 million.
Due to the adoption of amended accounting guidance that simplifies the accounting for income taxes, current deferred tax assets of $20 million and current deferred tax liabilities of $1.1 billion in our December 31, 2015 condensed consolidated balance sheet were reclassified as non-current. In accordance with the adoption of this guidance, balances were not retrospectively adjusted. The adoption of this guidance had no impact on our condensed consolidated statements of earnings, comprehensive income or cash flows. Refer to Note 1 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	8

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $2.3 billion at December 31, 2015 compared to $4.6 billion at June 30, 2015. The decrease in cash and equivalents during the six months ended December 31, 2015 was driven by $3.3 billion deployed for acquisitions and dividends of $259 million, offset in part by cash provided by operating activities of $1.4 billion. At December 31, 2015, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
The cash and equivalents balance at December 31, 2015 included $394 million of cash held by subsidiaries outside of the United States. Although the vast majority of this cash is available for repatriation, permanently bringing the money into the United States could trigger U.S. federal, state, and local income tax obligations. As a U.S. parent company, we may temporarily access cash held by our foreign subsidiaries without becoming subject to U.S. federal, state, and local income tax through intercompany loans.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.

Financial Instruments and Other Financing Arrangements

Credit Facilities and Commercial Paper
Other sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At December 31, 2015, we had no outstanding balances or borrowings under these facilities, except for standby letters of credit of $40 million under the committed receivables sales facility program.

Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio of at least 4-to-1 and consolidated leverage ratio of no more than 3.25-to-1. As of December 31, 2015, we were in compliance with these financial covenants.
Available-for-Sale Securities
At December 31, 2015, we held $198 million of marketable securities, which are classified as available-for-sale.

Capital Deployment

Capital Expenditures
Capital expenditures during the six months ended December 31, 2015 and 2014 were $175 million and $83 million, respectively.
Dividends
On November 4, 2015, our Board of Directors approved a quarterly dividend of $0.3870 per share, or $1.55 per share on an annualized basis, payable on January 15, 2016 to shareholders of record on January 4, 2016.

Share Repurchases
Our Board of Directors has approved a $2.0 billion share repurchase program, which expires on December 31, 2016. During the six months ended December 31, 2015, we did not repurchase common shares under this program. At December 31, 2015, we had $693 million remaining under this repurchase authorization.
Acquisitions
On July 2, 2015, August 26, 2015, and October 2, 2015, we acquired Harvard Drug, naviHealth, and Cordis for $1.1 billion, $238 million, and $1.9 billion, respectively.

9	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

MD&A	Other

Other Items
The MD&A in our 2015 Form 10-K addresses our contractual obligations, critical accounting policies and sensitive accounting estimates, and the absence of off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2015. There have been no subsequent material changes outside of the ordinary course of business to those items.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	10

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
The "Overview of Consolidated Results" section within MD&A in this Form 10-Q contains financial measures that are not calculated in accordance with GAAP. In general, the measures exclude items and charges that we do not believe reflect our core business and relate more to strategic, multi-year corporate activities, or the items and charges relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. We use these non-GAAP financial measures internally to evaluate our performance, evaluate our financial position, engage in financial and operational planning, and determine incentive compensation.
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

Definitions
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, and (5) litigation (recoveries)/charges, net.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, (5) litigation (recoveries)/charges, net, and (6) loss on extinguishment of debt, each net of tax.
Non-GAAP diluted EPS attributable to Cardinal Health, Inc. or "Non-GAAP diluted EPS": non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

11	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

MD&A

GAAP to Non-GAAP Reconciliations

				Net Earnings		Diluted EPS
			Net Earnings	attributable	Diluted EPS	attributable
		Operating	attributable	to Cardinal	attributable	to Cardinal
	Operating	Earnings	to Cardinal	Health, Inc.	to Cardinal	Health, Inc.
	Earnings	Growth Rate	Health, Inc.	Growth Rate	Health, Inc.	Growth Rate
(in millions, except per common share amounts)	Three Months Ended December 31, 2015
GAAP	$563	3%	$326	13%	$0.98	14%
LIFO charges/(credits)	39		24		0.07
Restructuring and employee severance	2		1		—
Amortization and other acquisition-related costs	114		73		0.22
Impairments and (gain)/loss on disposal of assets	17		10		0.03
Litigation (recoveries)/charges, net	(9)		(4)		(0.01)
Non-GAAP	$726	14%	$430	7%	$1.30	8%

	Three Months Ended December 31, 2014
GAAP	$546	5%	$289	5%	$0.86	9%
Restructuring and employee severance	7		4		0.01
Amortization and other acquisition-related costs	60		38		0.11
Impairments and (gain)/loss on disposal of assets	(18)		(8)		(0.03)
Litigation (recoveries)/charges, net	44		40		0.12
Loss on extinguishment of debt	—		37		0.11
Non-GAAP	$639	10%	$400	28%	$1.20	33%

	Six Months Ended December 31, 2015
GAAP	$1,183	17%	$709	28%	$2.14	30%
LIFO charges/(credits)	39		24		0.07
Restructuring and employee severance	14		9		0.02
Amortization and other acquisition-related costs	219		141		0.42
Impairments and (gain)/loss on disposal of assets	17		10		0.03
Litigation (recoveries)/charges, net	(9)		(4)		(0.01)
Non-GAAP	$1,463	22%	$889	20%	$2.68	22%

	Six Months Ended December 31, 2014
GAAP	$1,012	2%	$555	(10)%	$1.65	(7)%
Restructuring and employee severance	26		17		0.05
Amortization and other acquisition-related costs	112		71		0.21
Impairments and (gain)/loss on disposal of assets	(18)		(8)		(0.02)
Litigation (recoveries)/charges, net	72		68		0.20
Loss on extinguishment of debt	—		37		0.11
Non-GAAP	$1,204	8%	$740	7%	$2.19	10%
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	12

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2015 Form 10-K since the end of fiscal 2015 through December 31, 2015.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
October 2015	266	$79.88	—	$693
November 2015	231	87.72	—	693
December 2015	221	88.83	—	693
Total	718	$85.16	—	$693

(1)	Common shares purchased through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program and on August 6, 2014, the Board of Directors authorized an additional $1.0 billion under the program, for a total of $2.0 billion. This program expires on December 31, 2016. We did not repurchase common shares under this program during the three months ended December 31, 2015.

13	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(in millions, except per common share amounts)	2015	2014	2015	2014
Revenue	$31,445	$25,537	$59,499	$49,607
Cost of products sold	29,836	24,083	56,311	46,813
Gross margin	1,609	1,454	3,188	2,794

Operating expenses:
Distribution, selling, general, and administrative expenses	922	815	1,764	1,590
Restructuring and employee severance	2	7	14	26
Amortization and other acquisition-related costs	114	60	219	112
Impairments and (gain)/loss on disposal of assets, net	17	(18)	17	(18)
Litigation (recoveries)/charges, net	(9)	44	(9)	72
Operating earnings	563	546	1,183	1,012

Other (income)/expense, net	(2)	(1)	6	(4)
Interest expense, net	45	36	90	70
Loss on extinguishment of debt	—	60	—	60
Earnings before income taxes	520	451	1,087	886

Provision for income taxes	194	162	377	331
Net earnings	326	289	710	555

Less: Net earnings attributable to noncontrolling interests	—	—	(1)	—
Net earnings attributable to Cardinal Health, Inc.	$326	$289	$709	$555

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.99	$0.87	$2.16	$1.66
Diluted	0.98	0.86	2.14	1.65

Weighted-average number of common shares outstanding:
Basic	329	331	329	333
Diluted	332	334	332	337

Cash dividends declared per common share	$0.3870	$0.3425	$0.7740	$0.6850
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	14

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(in millions)	2015	2014	2015	2014
Net earnings	$326	$289	$710	$555

Other comprehensive loss:
Foreign currency translation adjustments	(28)	(40)	(73)	(64)
Net unrealized loss on derivative instruments, net of tax	(1)	(9)	(1)	(9)
Total other comprehensive loss, net of tax	(29)	(49)	(74)	(73)

Total comprehensive income	297	240	636	482

Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Total comprehensive income attributable to Cardinal Health, Inc.	$297	$240	$635	$482
See notes to condensed consolidated financial statements.

15	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets

(in millions)	December 31, 2015	June 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,324	$4,616
Trade receivables, net	6,980	6,523
Inventories, net	11,007	9,211
Prepaid expenses and other	1,518	1,402
Total current assets	21,829	21,752

Property and equipment, net	1,651	1,506
Goodwill and other intangibles, net	9,113	6,018
Other assets	914	866
Total assets	$33,507	$30,142

Liabilities, Redeemable Noncontrolling Interests, and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,919	$14,368
Current portion of long-term obligations and other short-term borrowings	354	281
Other accrued liabilities	1,606	2,594
Total current liabilities	18,879	17,243

Long-term obligations, less current portion	5,171	5,211
Deferred income taxes and other liabilities	2,609	1,432

Redeemable noncontrolling interests	120	—

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at December 31, 2015 and June 30, 2015	2,973	3,003
Retained earnings	5,972	5,521
Common shares in treasury, at cost: 34 million shares and 36 million shares at December 31, 2015 and June 30, 2015, respectively	(2,137)	(2,245)
Accumulated other comprehensive loss	(97)	(23)
Total Cardinal Health, Inc. shareholders' equity	6,711	6,256
Noncontrolling interests	17	—
Total shareholders’ equity	6,728	6,256
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$33,507	$30,142
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	16

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31
(in millions)	2015	2014
Cash flows from operating activities:
Net earnings	$710	$555

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	306	220
Loss on extinguishment of debt	—	60
Gain on sale of other investments	—	(5)
Impairments and (gain)/loss on disposal of assets, net	17	(18)
Share-based compensation	56	53
Provision for bad debts	35	26
Change in fair value of contingent consideration obligation	(14)	—
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(393)	(291)
Increase in inventories	(1,565)	(1,137)
Increase in accounts payable	2,431	1,438
Other accrued liabilities and operating items, net	(172)	113
Net cash provided by operating activities	1,411	1,014

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(3,284)	(86)
Additions to property and equipment	(175)	(83)
Purchase of available-for-sale securities and other investments	(88)	(107)
Proceeds from sale of available-for-sale securities and other investments	57	107
Proceeds from maturities of available-for-sale securities	19	16
Proceeds from divestitures and disposal of held for sale assets	—	53
Net cash used in investing activities	(3,471)	(100)

Cash flows from financing activities:
Payment of contingent consideration obligation	(23)	—
Net change in short-term borrowings	39	(18)
Reduction of long-term obligations	(4)	(1,220)
Proceeds from long-term obligations, net of issuance costs	—	1,182
Net proceeds/(tax withholdings) from share-based compensation	(7)	35
Tax proceeds from share-based compensation	32	42
Dividends on common shares	(259)	(233)
Purchase of treasury shares	—	(686)
Net cash used in financing activities	(222)	(898)

Effect of exchange rate changes on cash and equivalents	(10)	—

Net increase/(decrease) in cash and equivalents	(2,292)	16
Cash and equivalents at beginning of period	4,616	2,865
Cash and equivalents at end of period	$2,324	$2,881
See notes to condensed consolidated financial statements.

17	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.
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
Inventories
A substantial portion of our inventories are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
Interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of the fiscal year based on the inventory levels and costs at that time. Based upon the year-to-date balance and expectations for the remainder of the fiscal year, we recorded a LIFO charge of $39 million for the three months ended December 31, 2015, which is included in cost of products sold in the condensed consolidated financial statements.
Recent Financial Accounting Standards
In January 2016, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance intended to improve the recognition and measurement of financial instruments as part of a larger simplification initiative. The amended guidance primarily changes the accounting for equity method investments, financial liabilities under the fair value option, the method for assessing the realizability of deferred tax assets related to available-for-sale securities, and the presentation and disclosure requirements for financial instruments. This classification and measurement guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In November 2015, the FASB issued amended accounting guidance that simplifies the accounting for income taxes. Under this amended guidance, deferred tax assets and liabilities must be classified as noncurrent on the balance sheet instead of separating deferred tax items into current and noncurrent amounts. We adopted this guidance on a prospective basis in the second quarter of fiscal 2016. Upon adoption of this guidance, current deferred tax assets of $20 million and current deferred tax liabilities of $1.1 billion in our December 31, 2015 condensed consolidated balance sheet were reclassified as noncurrent. In accordance with the adoption of this guidance, balances were not retrospectively adjusted. The adoption of this guidance had no impact on our condensed consolidated statements of earnings, comprehensive income or cash flows.
In September 2015, the FASB issued amended accounting guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments on a retrospective basis. Under this amended guidance, the acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. We adopted this guidance in the second quarter of fiscal 2016. The adoption of this guidance did not materially impact our condensed consolidated financial statements.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing, and

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	18

Notes to Financial Statements

uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date for one year beyond the originally specified effective date. This amendment will be effective for us in the first quarter of fiscal 2019. We are continuing to evaluate the options for adoption and the impact on our consolidated financial statements.
In April 2014, the FASB issued amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. We adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance did not impact our condensed consolidated financial statements.
2. Acquisitions
During the six months ended December 31, 2015, we completed several acquisitions, the most significant of which are described in more detail below. The pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the condensed consolidated financial statements, individually or in the aggregate.
Cordis
On October 2, 2015, we acquired the Cordis business ("Cordis") from Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, for $1.9 billion using cash on hand and proceeds from our debt offering in June 2015. The acquisition of Cordis, a global manufacturer and distributor of interventional cardiology devices and endovascular solutions with operations in more than 50 countries, expands our Medical segment's portfolio of self-manufactured products and its geographic scope. We closed the Cordis acquisition in 20 principal countries on October 2, 2015, and acquired the rights to the net economic benefit from the entire Cordis business in the other countries at that time. For the remaining non-principal countries, we will acquire legal ownership in the next 24 months. The results for the entire Cordis business in all countries are included in the condensed consolidated financial statements as of and for the six months ended December 31, 2015.
Transaction and integration costs associated with the acquisition of Cordis were $20 million and $41 million during the three and six months ended December 31, 2015, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
naviHealth
On August 26, 2015, we acquired a 71 percent ownership interest in naviHealth Group Holdings, L.P. ("naviHealth") for $238 million, net of cash acquired of $53 million. We funded the acquisition with cash on hand. The acquisition of naviHealth, a leader in post-acute care management solutions, expands our ability to serve health plans, health systems, and providers. We consolidate the results of naviHealth in our condensed consolidated financial statements and report its consolidated results in our Medical segment. The terms of the agreement provide us with the option to acquire the remaining 29 percent noncontrolling interests at any time after the two-year anniversary of the closing. The third-party noncontrolling interests holders also hold an option, which allows them to sell their noncontrolling interests to us at any time after the two-year anniversary of the closing. Refer to Note 10 for further information on the redeemable noncontrolling interests.
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
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisitions of Cordis, naviHealth, and Harvard Drug are not yet finalized and are subject to adjustment as we complete the valuation analysis for these acquisitions. The purchase prices are also subject to adjustment based on working capital requirements as set forth in the acquisition agreements.
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

19	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

Notes to Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition dates for Cordis, naviHealth, and Harvard Drug:

(in millions)	Cordis	naviHealth	Harvard Drug
Identifiable intangible assets:
Customer relationships (1)	$230	$38	$470
Trade names (2)	130	16	130
Developed technology (3)	400	61	—
In-process research and development (4)	55	—	—
Total identifiable intangible assets acquired	815	115	600

Cash and equivalents	—	53	46
Trade receivables	—	38	67
Inventories	213	—	49
Prepaid expenses and other	4	14	12
Property and equipment	98	5	16
Other assets	10	1	1
Accounts payable	(81)	(2)	(48)
Other accrued liabilities	(11)	(95)	(39)
Deferred income taxes and other liabilities	(7)	(42)	(104)
Redeemable noncontrolling interests	—	(119)	—
Total identifiable net assets/(liabilities) acquired	1,041	(32)	600
Goodwill	832	323	551
Total net assets acquired	$1,873	$291	$1,151

(1)	The weighted-average useful lives of customer relationships range from 4 to 13 years.

(2)	The weighted-average useful lives of trade names range from 10 to 17 years.

(3)	The weighted-average useful life of developed technology is 10 years.

(4)	Acquired in-process research and development ("IPR&D") intangible assets have an indefinite-life.
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

	Three Months Ended December 31
(in millions)	2015	2014
Employee-related costs (1)	$—	$5
Facility exit and other costs (2)	2	2
Total restructuring and employee severance	$2	$7

	Six Months Ended December 31
(in millions)	2015	2014
Employee-related costs (1)	$6	$21
Facility exit and other costs (2)	8	5
Total restructuring and employee severance	$14	$26

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

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2015	$22	$—	$22
Additions	7	2	9
Payments and other adjustments	(13)	—	(13)
Balance at December 31, 2015	$16	$2	$18
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2015	$2,199	$2,871	$5,070
Goodwill acquired, net of purchase price adjustments	578	1,178	1,756
Foreign currency translation adjustments and other	(13)	(14)	(27)
Balance at December 31, 2015	$2,764	$4,035	$6,799
The increase in the Pharmaceutical segment goodwill is primarily due to the Harvard Drug acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity, and expected growth from new customers.
The increase in the Medical segment goodwill is primarily due to the Cordis and naviHealth acquisitions. Goodwill recognized in connection with the Cordis acquisition primarily represents the expected benefits from synergies of integrating the business, the existing workforce of the acquired entity, expected growth from new customers, and the expected growth from existing technology. Goodwill recognized in connection with the naviHealth acquisition primarily represents the existing workforce of the acquired entity, expected growth from new customers, new service offerings, and the expected growth from existing technology.
See Note 2 for further discussion of these acquisitions.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	20

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2015
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$69	$—	$69	N/A
Total indefinite-life intangibles	69	—	69	N/A

Definite-life intangibles:
Customer relationships	1,826	620	1,206	10
Trademarks, trade names, and patents	512	112	400	15
Developed technology and other	793	154	639	10
Total definite-life intangibles	3,131	886	2,245	11
Total other intangible assets	$3,200	$886	$2,314	N/A

	June 30, 2015
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,103	501	602
Trademarks, trade names, and patents	237	91	146
Developed technology and other	320	134	186
Total definite-life intangibles	1,660	726	934
Total other intangible assets	$1,674	$726	$948
Total amortization of intangible assets was $101 million and $47 million for the three months ended December 31, 2015 and 2014, respectively, and $168 million and $92 million for the six months ended December 31, 2015 and 2014, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2016 through 2020 is as follows: $189 million, $368 million, $308 million, $255 million, and $228 million.
5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	December 31, 2015	June 30, 2015
Current available-for-sale securities:
Commercial paper	$2	$4
Treasury bills	2	12
International bonds	—	2
Corporate bonds	53	34
U.S. agency bonds	1	5
Asset-backed securities	28	8
International equity securities	2	—
U.S. agency mortgage-backed securities	16	26
Total current available-for-sale securities	104	91

Long-term available-for-sale securities:
International bonds	1	—
Corporate bonds	29	33
U.S. agency bonds	31	18
Asset-backed securities	20	41
U.S. agency mortgage-backed securities	13	10
Total long-term available-for-sale securities	94	102
Total available-for-sale securities	$198	$193
Gross unrealized gains and losses were immaterial at December 31, 2015 and June 30, 2015. During the three and six months ended December 31, 2015 and 2014, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments. At December 31, 2015, the weighted-average effective maturity of our current and long-term investments was approximately 6 months and 14 months, respectively.
6. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended December 31, 2015 and 2014, the effective tax rate was 37.3 percent and 36.0 percent, respectively.
During the six months ended December 31, 2015 and 2014, the effective tax rate was 34.7 percent and 37.4 percent, respectively. The effective tax rate during the six months ended December 31, 2015 was impacted by net favorable discrete items of $28 million.
At December 31, 2015 and June 30, 2015, we had $530 million and $542 million of unrecognized tax benefits, respectively. The December 31, 2015 and June 30, 2015 balances include $348 million and $357 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2015 and June 30, 2015, we had $154 million and $169 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

21	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

Notes to Financial Statements

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of zero to $190 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2006 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $222 million and $219 million at December 31, 2015, and June 30, 2015, respectively, and is included in other assets in the condensed consolidated balance sheets.
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

From time to time, we receive subpoenas or requests for information from various government agencies relating to our business or to the business of a customer, supplier, or other industry participant. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims, or the commencement of legal proceedings, against us.
In addition, we may suspect that products we manufacture, market or distribute do not meet product specifications, published standards, or regulatory requirements. In such circumstances, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, and action by regulators.
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
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to discuss a settlement with the U.S. Department of Justice. Our total accrual for this matter at December 31, 2015 and June 30, 2015 was $44 million and $41 million, respectively, which is included in other accrued liabilities in the condensed consolidated balance sheets.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	22

Notes to Financial Statements

State of West Virginia vs. Cardinal Health, Inc.
Since June 2012, the West Virginia Attorney General has filed complaints against a number of pharmaceutical wholesale distributors, including us and Harvard Drug. The complaints, which were filed in the Circuit Court of Boone County, West Virginia, allege, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act, and were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances. The complaints seek, among other things, injunctive and other equitable relief and monetary damages. We are vigorously defending ourselves in this matter.
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of class action antitrust claims in which we were a class member of $13 million during both the three and six months ended December 31, 2015.
8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$554	$—	$—	$554
Forward contracts (2)	—	5	—	5
Available-for-sale securities (3)	—	198	—	198
Other investments (4)	115	—	—	115
Liabilities:
Contingent Consideration (5)	—	—	(23)	(23)

	June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$1,809	$—	$—	$1,809
Forward contracts (2)	—	5	—	5
Available-for-sale securities (3)	—	193	—	193
Other investments (4)	111	—	—	111
Liabilities:
Contingent Consideration (5)	—	—	(53)	(53)

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

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2015	$53
Additions from acquisitions	7
Changes in fair value of contingent consideration (1)	(14)
Payment of contingent consideration	(23)
Balance at December 31, 2015	$23

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
9. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2015 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three and six months ended December 31, 2015 and 2014.
During the three months ended December 31, 2015 and 2014, we entered into pay-floating interest rate swaps with total notional amounts of $300 million and $450 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheets.

23	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

Notes to Financial Statements

During the three months ended September 30, 2014, we entered into forward interest rate swaps with a total notional amount of $50 million to hedge probable, but not firmly committed, future transactions associated with our debt.
In December 2014, we terminated notional amounts of $875 million of pay-floating interest rate swaps in connection with the debt redemption described in our 2015 10-K. These swaps were previously designated as fair value hedges. As a result of this redemption, we also incurred a loss on the extinguishment of debt of $60 million ($37 million, net of tax), which included a make-whole premium of $80 million, write-off of $2 million of unamortized debt issuance costs, and an offsetting $22 million fair value adjustment to the respective debt related to previously terminated interest rate swaps.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at December 31, 2015 and June 30, 2015 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2015	June 30, 2015
Estimated fair value	$5,625	$5,521
Carrying amount	5,525	5,492
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
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)
Balance at June 30, 2015	$—
Redeemable noncontrolling interests acquired	119
Net earnings attributable to redeemable noncontrolling interests	1
Balance at December 31, 2015	$120
11. Shareholders' Equity
During the six months ended December 31, 2015, we did not repurchase any common shares.
During the six months ended December 31, 2014, we repurchased 9.1 million common shares having an aggregate cost of $684 million. The average price paid per common share was $75.00. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(41)	$18	$(23)

Other comprehensive loss, net of tax before reclassifications	(73)	(1)	(74)
Amounts reclassified to earnings	—	—	—
Total other comprehensive loss	(73)	(1)	(74)

Balance at December 31, 2015	$(114)	$17	$(97)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during the three and six months ended December 31, 2015.
12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31
(in millions)	2015	2014
Weighted-average common shares–basic	329	331

Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	3	3
Weighted-average common shares–diluted	332	334

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	24

Notes to Financial Statements

	Six Months Ended December 31
(in millions)	2015	2014
Weighted-average common shares–basic	329	333

Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	3	4
Weighted-average common shares–diluted	332	337
The potentially dilutive employee stock options, restricted share units, and performance share units that were antidilutive were 2 million and 1 million for the three months ended December 31, 2015 and 2014, respectively, and 2 million and 1 million for the six months ended December 31, 2015 and 2014, respectively.
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
The following tables present revenue for each reportable segment and Corporate:

	Three Months Ended December 31
(in millions)	2015	2014
Pharmaceutical	$28,287	$22,627
Medical	3,162	2,914
Total segment revenue	31,449	25,541
Corporate (1)	(4)	(4)
Total revenue	$31,445	$25,537

	Six Months Ended December 31
(in millions)	2015	2014
Pharmaceutical	$53,427	$43,836
Medical	6,081	5,766
Total segment revenue	59,508	49,602
Corporate (1)	(9)	5
Total revenue	$59,499	$49,607

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment SG&A expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology, and legal and compliance. The results attributable to noncontrolling interests are recorded within segment profit. Corporate expenses are allocated to the segments based on headcount, level of benefit provided, and other ratable allocation methodologies.
We do not allocate the following items to our segments: LIFO inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other income, net; interest expense, net; loss on extinguishment of debt; and provision for income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $5 million and $4 million for the three months ended December 31, 2015 and 2014, respectively, and $11 million and $6 million for the six months ended December 31, 2015 and 2014, respectively.

The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended December 31
(in millions)	2015	2014
Pharmaceutical	$627	$542
Medical	106	115
Total segment profit	733	657
Corporate	(170)	(111)
Total operating earnings	$563	$546

	Six Months Ended December 31
(in millions)	2015	2014
Pharmaceutical	$1,285	$992
Medical	207	229
Total segment profit	1,492	1,221
Corporate	(309)	(209)
Total operating earnings	$1,183	$1,012
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2015	June 30, 2015
Pharmaceutical	$20,464	$17,385
Medical	9,741	7,095
Corporate	3,302	5,662
Total assets	$33,507	$30,142

25	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

Notes to Financial Statements

14. Share-Based Compensation
Share-Based Compensation Plans
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended December 31
(in millions)	2015	2014
Restricted share unit expense	$17	$18
Employee stock option expense	5	5
Performance share unit expense	4	5
Total share-based compensation	$26	$28

	Six Months Ended December 31
(in millions)	2015	2014
Restricted share unit expense	$35	$34
Employee stock option expense	10	10
Performance share unit expense	11	9
Total share-based compensation	$56	$53
The total tax benefit related to share-based compensation was $9 million for both the three months ended December 31, 2015 and 2014, and $19 million and $18 million for the six months ended December 31, 2015 and 2014, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2015	8	$46.50
Granted	1	84.19
Exercised	(1)	40.31
Canceled and forfeited	—	—
Outstanding at December 31, 2015	8	$53.45
Exercisable at December 31, 2015	5	$42.05

At December 31, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $32 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional detail related to stock options:

(in millions, except per share amounts)	December 31, 2015	June 30, 2015
Aggregate intrinsic value of outstanding options at period end	$277	$281
Aggregate intrinsic value of exercisable options at period end	233	193
Weighted-average remaining contractual life of outstanding options (in years)	7	6
Weighted-average remaining contractual life of exercisable options (in years)	5	5
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	3	$59.69
Granted	1	84.22
Vested	(1)	53.96
Canceled and forfeited	—	—
Nonvested at December 31, 2015	3	$70.84
At December 31, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $109 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	26

Notes to Financial Statements

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	0.9	$50.31
Granted	0.3	84.26
Vested (1)	(0.4)	39.81
Canceled and forfeited	—	—
Nonvested at December 31, 2015	0.8	$62.61

(1) Vested based on achievement of 133 percent of the target performance goal.
At December 31, 2015, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $22 million, which is expected to be recognized over a weighted-average period of two years.

Exhibits

Exhibit Number	Exhibit Description
2.1
Amendment No. 1, dated as of October 2, 2015, to the Stock and Asset Purchase Agreement, dated as of March 1, 2015, by and between Ethicon, Inc. and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 1-11373)

3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on July 1, 2015, File No. 1-11373)
10.1	Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

27	Cardinal Health | Q2 Fiscal 2016 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4	Controls and Procedures	13

	Part II. Other Information
Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	27
	Signatures	29

N/A	Not applicable

Cardinal Health | Q2 Fiscal 2016 Form 10-Q	28

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 2, 2016	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer

29	Cardinal Health | Q2 Fiscal 2016 Form 10-Q