Form 10-Q
period 2016-03-31
CARDINAL HEALTH INC
filed 2016-05-03
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of April 27, 2016, was the following: 325,815,306.

Cardinal Health Q3 Fiscal 2016 Form 10-Q

Forward-Looking Statements

This Form 10-Q (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in the document, which may be identified by the words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (our “2015 Form 10-K”). Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

1	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at March 31, 2016 and June 30, 2015, and in our condensed consolidated statements of earnings for the three and nine months ended March 31, 2016 and 2015. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with MD&A included in our 2015 Form 10-K.

Overview of Consolidated Results

Revenue

Revenue for the three and nine months ended March 31, 2016 was $30.7 billion and $90.2 billion, respectively, a 21 percent and 20 percent increase from the prior-year periods due primarily to sales growth from existing and new pharmaceutical distribution customers and from acquisitions.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	2

MD&A	Overview

GAAP and Non-GAAP Operating Earnings

GAAP and Non-GAAP Operating Earnings	Three Months Ended March 31			Nine Months Ended March 31
(in millions)	2016	2015	Change	2016	2015	Change
GAAP	$656	$591	11%	$1,839	$1,603	15%
LIFO charges/(credits)	12	—		51	—
Restructuring and employee severance	6	7		19	33
Amortization and other acquisition-related costs	108	77		327	190
Impairments and (gain)/loss on disposal of assets	—	(1)		17	(19)
Litigation (recoveries)/charges, net	5	(18)		(3)	54
Non-GAAP	$788	$657	20%	$2,251	$1,861	21%
The sum of the components may not equal the total due to rounding.
During the three and nine months ended March 31, 2016, GAAP operating earnings increased 11 percent to $656 million and 15 percent to $1.8 billion, respectively. Non-GAAP operating earnings increased 20 percent to $788 million and 21 percent to $2.3 billion for the three and nine months ended March 31, 2016, respectively. The increases in both GAAP and non-GAAP operating earnings were due to sales growth from existing and new pharmaceutical distribution customers, performance under our Pharmaceutical segment generics program, and acquisitions, offset in part by the adverse impact of customer pricing changes. GAAP operating earnings were negatively impacted by increased acquisition-related amortization and last-in, first-out ("LIFO") charges for both the three and nine month periods ended March 31, 2016, which for the nine month period was offset in part by the change in litigation (recoveries)/charges, net.

3	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

GAAP and Non-GAAP Diluted EPS	Three Months Ended March 31			Nine Months Ended March 31
($ per share)	2016	2015	Change	2016	2015	Change
GAAP	$1.17	$1.09	7%	$3.30	$2.74	20%
LIFO charges/(credits)	0.02	—		0.10	—
Restructuring and employee severance	0.01	0.01		0.04	0.06
Amortization and other acquisition-related costs	0.21	0.15		0.64	0.36
Impairments and (gain)/loss on disposal of assets	—	—		0.03	(0.03)
Litigation (recoveries)/charges, net	0.01	(0.07)		—	0.14
Loss on extinguishment of debt	—	—		—	0.11
Non-GAAP	$1.43	$1.19	20%	$4.10	$3.38	21%
The sum of the components may not equal the total due to rounding.
During the three and nine months ended March 31, 2016, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS") increased 7 percent to $1.17 and 20 percent to $3.30, respectively. Non-GAAP diluted EPS increased 20 percent to $1.43 and 21 percent to $4.10 during the three and nine months ended March 31, 2016, respectively. GAAP and non-GAAP diluted EPS increased primarily due to the factors impacting GAAP and non-GAAP operating earnings. The increase in GAAP diluted EPS during the nine months ended March 31, 2016 was also due in part to the prior-year loss on extinguishment of debt.

Cash and Equivalents

Our cash and equivalents balance was $2.6 billion at March 31, 2016 compared to $4.6 billion at June 30, 2015. The decrease in cash and equivalents during the nine months ended March 31, 2016 was driven by $3.4 billion deployed for acquisitions, $386 million paid in dividends, $300 million paid for share repurchases, and $284 million in capital expenditures, offset in part by cash provided by operating activities of $2.3 billion.

4	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

MD&A	Overview

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
Refer to Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information on acquisitions.

5	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

MD&A	Results of Operations

Results of Operations

Revenue

	Three Months Ended March 31			Nine Months Ended March 31
(in millions)	2016	2015	Change	2016	2015	Change
Pharmaceutical	$27,527	$22,605	22%	$80,954	$66,440	22%
Medical	3,138	2,774	13%	9,220	8,540	8%
Total segment revenue	30,665	25,379	21%	90,174	74,980	20%
Corporate	(3)	(4)	N.M.	(12)	3	N.M.
Total revenue	$30,662	$25,375	21%	$90,162	$74,983	20%

Pharmaceutical Segment

Pharmaceutical segment revenue growth for the three and nine months ended March 31, 2016 compared to the prior-year periods was primarily due to sales growth from existing and new pharmaceutical distribution customers, which increased revenue by $4.5 billion and $13.1 billion, respectively, including the impact of branded pharmaceutical price appreciation. Acquisitions also contributed to revenue growth ($630 million and $1.9 billion, respectively).

Medical Segment

Medical segment revenue growth for the three and nine months ended March 31, 2016 compared to the prior-year periods was primarily due to acquisitions, net of divestitures, which contributed $218 million and $435 million, respectively, and growth from existing businesses.

Cost of Products Sold

As a result of the same factors affecting the change in consolidated revenue, consolidated cost of products sold increased $5.1 billion (21 percent) and $14.6 billion (21 percent) compared to the prior-year periods. In addition, we incurred $12 million and $51 million in LIFO charges during the three and nine months ended March 31, 2016, respectively. See the "Gross Margin" section for additional drivers impacting cost of products sold.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended March 31			Nine Months Ended March 31
(in millions)	2016	2015	Change	2016	2015	Change
Gross margin	$1,689	$1,459	16%	$4,877	$4,254	15%
Gross margin increased during the three and nine months ended March 31, 2016 compared to the prior-year periods by $230 million (16 percent) and $623 million (15 percent), respectively.
Gross margin during the three and nine months ended March 31, 2016, was positively impacted by sales growth from existing and new pharmaceutical distribution customers ($139 million and $409 million, respectively) and acquisitions, net of divestitures ($174 million and $393 million, respectively).

Gross margin rate contracted during both the three and nine months ended March 31, 2016, primarily due to the onboarding of a new mail order customer starting in October 2015. In addition, gross margin rate was favorably impacted by performance under our generics program and adversely impacted by customer pricing changes. Gross margin rate contraction also includes the negative impact of LIFO charges of $12 million and $51 million during the three and nine months ended March 31, 2016, respectively. See Note 1 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the LIFO inventory method.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended March 31			Nine Months Ended March 31
(in millions)	2016	2015	Change	2016	2015	Change
SG&A expenses	$914	$803	14%	$2,678	$2,393	12%
The increase in SG&A expenses during the three and nine months ended March 31, 2016 over the prior-year periods was driven by acquisitions, net of divestitures ($110 million and $246 million, respectively).

7	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31			Nine Months Ended March 31
(in millions)	2016	2015	Change	2016	2015	Change
Pharmaceutical	$660	$567	16%	$1,945	$1,559	25%
Medical	128	102	26%	335	330	1%
Total segment profit	788	669	18%	2,280	1,889	21%
Corporate	(132)	(78)	N.M.	(441)	(286)	N.M.
Total consolidated operating earnings	$656	$591	11%	$1,839	$1,603	15%
Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit during the three and nine months ended March 31, 2016 over the prior-year periods was due to sales growth from existing and new pharmaceutical distribution customers and performance under our generics program, partially offset by the adverse impact of customer pricing changes. Acquisitions also contributed to Pharmaceutical segment profit growth. LIFO charges/(credits) are not allocated to segment profit as explained in Note 13 of the "Notes to Condensed Consolidated Financial Statements."
Medical Segment Profit
The increase in Medical segment profit during the three and nine months ended March 31, 2016 compared to the prior-year periods was primarily due to the impact of acquisitions, net of divestitures, which included the unfavorable impact on cost of products sold from the fair value step up of inventory acquired with Cordis. Cardinal Health brand products also contributed to Medical segment profit growth during the three and nine months ended March 31, 2016. The increase in Medical segment profit during the nine months ended March 31, 2016 was partially offset by a decline in the results from our Canada business.
Corporate
As discussed further in sections that follow, the principal drivers for the change in Corporate during the three and nine months ended March 31, 2016 compared to the prior-year periods were increased amortization and other acquisition-related costs primarily due to amortization and costs incurred in connection with the acquisitions of Cordis and Harvard Drug. Corporate was also adversely impacted by LIFO charges previously discussed under "Gross Margin".

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended March 31		Nine Months Ended March 31
(in millions)	2016	2015	2016	2015
Restructuring and employee severance	$6	$7	$19	$33
Amortization and other acquisition-related costs	108	77	327	190
Impairments and (gain)/loss on disposal of assets, net	—	(1)	17	(19)
Litigation (recoveries)/charges, net	5	(18)	(3)	54
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $88 million and $48 million for the three months ended March 31, 2016 and 2015, respectively, and $255 million and $139 million for the nine months ended March 31, 2016 and 2015, respectively. The increase in amortization of acquisition-related intangible assets during both periods is largely due to the acquisitions of Cordis and Harvard Drug. Transaction and integration costs associated with the acquisition of Cordis were $13 million and $54 million during the three and nine months ended March 31, 2016, respectively.

Litigation (Recoveries)/Charges, Net
During the nine months ended March 31, 2016, we received and recognized income of $13 million from settlements of class action antitrust claims in which we were a class member.
During the nine months ended March 31, 2015, we incurred litigation charges of $61 million related to government investigations and related matters.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended March 31			Nine Months Ended March 31
(in millions)	2016	2015	Change	2016	2015	Change
Other (income)/expense, net	$—	$(2)	N.M.	$5	$(6)	N.M.
Interest expense, net	44	35	28%	134	105	28%
Loss on extinguishment of debt	—	—	N.M.	—	60	N.M.
Interest Expense, Net
Interest expense increased during both the three and nine months ended March 31, 2016, primarily as a result of the additional $1.5 billion of debt issued in June 2015 to fund the Harvard Drug and Cordis acquisitions.

Loss on Extinguishment of Debt
In December 2014, we redeemed certain debt resulting in a loss on the extinguishment of debt of $60 million ($37 million, net of tax).

Provision for Income Taxes

During the three months ended March 31, 2016 and 2015, the effective tax rate was 36.9 percent and 34.6 percent, respectively. The effective tax rate for the three months ended March 31, 2015 included net favorable items discrete to the quarter. During the nine months ended March 31, 2016 and 2015, the effective tax rate was 35.5 percent and 36.3 percent, respectively.

9	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $2.6 billion at March 31, 2016 compared to $4.6 billion at June 30, 2015. The decrease in cash and equivalents during the nine months ended March 31, 2016 was driven by $3.4 billion deployed for acquisitions, $386 million paid in dividends, $300 million paid for share repurchases, and $284 million in capital expenditures, offset in part by cash provided by operating activities of $2.3 billion. At March 31, 2016, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
The cash and equivalents balance at March 31, 2016 included $452 million of cash held by subsidiaries outside of the United States.

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

Other Financing Arrangements

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $1.5 billion revolving credit facility and a $950 million committed receivables sales facility program. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At March 31, 2016, we had no amounts outstanding under the revolving credit facility. Availability on the revolving credit facility was reduced by outstanding letters of credit of $14 million at March 31, 2016. We also had standby letters of credit of $40 million issued under the committed receivables sales facility program at March 31, 2016.

Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated interest coverage ratio of at least 4-to-1 and consolidated leverage ratio of no more than 3.25-to-1. As of March 31, 2016, we were in compliance with these financial covenants.
Available-for-Sale Securities
At March 31, 2016, we held $205 million of marketable securities, which are classified as available-for-sale.

Capital Deployment

Capital Expenditures
Capital expenditures during the nine months ended March 31, 2016 and 2015 were $284 million and $139 million, respectively.
We now expect capital expenditures to be between $450 million and $480 million for the fiscal year ending June 30, 2016.
Dividends
On February 2, 2016, our Board of Directors approved a quarterly dividend of $0.3870 per share, or $1.55 per share on an annualized basis, payable on April 15, 2016 to shareholders of record on April 1, 2016.

Share Repurchases
Our Board of Directors has approved a $2.0 billion share repurchase program, which expires on December 31, 2016. During the three and nine months ended March 31, 2016, we repurchased $300 million of our common shares. We funded the repurchases with available cash. At March 31, 2016, we had $393 million remaining under this repurchase authorization.
Acquisitions
On July 2, 2015, August 26, 2015, and October 2, 2015, we acquired Harvard Drug, naviHealth, and Cordis for $1.1 billion, $238 million, and $1.9 billion, respectively.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	10

MD&A	Other

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

11	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

				Net Earnings		Diluted EPS
			Net Earnings	attributable	Diluted EPS	attributable
		Operating	attributable	to Cardinal	attributable	to Cardinal
	Operating	Earnings	to Cardinal	Health, Inc.	to Cardinal	Health, Inc.
	Earnings	Growth Rate	Health, Inc.	Growth Rate	Health, Inc.	Growth Rate
(in millions, except per common share amounts)	Three Months Ended March 31, 2016
GAAP	$656	11%	$386	6%	$1.17	7%
LIFO charges/(credits)	12		8		0.02
Restructuring and employee severance	6		4		0.01
Amortization and other acquisition-related costs	108		71		0.21
Impairments and (gain)/loss on disposal of assets	—		—		—
Litigation (recoveries)/charges, net	5		3		0.01
Non-GAAP	$788	20%	$472	19%	$1.43	20%

	Three Months Ended March 31, 2015
GAAP	$591	16%	$365	16%	$1.09	20%
Restructuring and employee severance	7		4		0.01
Amortization and other acquisition-related costs	77		48		0.15
Impairments and (gain)/loss on disposal of assets	(1)		—		—
Litigation (recoveries)/charges, net	(18)		(21)		(0.07)
Non-GAAP	$657	17%	$396	13%	$1.19	18%

	Nine Months Ended March 31, 2016
GAAP	$1,839	15%	$1,095	19%	$3.30	20%
LIFO charges/(credits)	51		31		0.10
Restructuring and employee severance	19		12		0.04
Amortization and other acquisition-related costs	327		212		0.64
Impairments and (gain)/loss on disposal of assets	17		10		0.03
Litigation (recoveries)/charges, net	(3)		—		—
Non-GAAP	$2,251	21%	$1,361	20%	$4.10	21%

	Nine Months Ended March 31, 2015
GAAP	$1,603	7%	$920	(1)%	$2.74	2%
Restructuring and employee severance	33		21		0.06
Amortization and other acquisition-related costs	190		121		0.36
Impairments and (gain)/loss on disposal of assets	(19)		(9)		(0.03)
Litigation (recoveries)/charges, net	54		46		0.14
Loss on extinguishment of debt	—		37		0.11
Non-GAAP	$1,861	11%	$1,136	9%	$3.38	12%
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	12

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2015 Form 10-K since the end of fiscal 2015 through March 31, 2016.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission ("SEC") rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
January 2016	204	$85.71	—	$693
February 2016	2,078,240	79.62	2,077,905	528
March 2016	1,638,476	82.11	1,638,279	393
Total	3,716,920	$80.72	3,716,184	$393

(1)	Reflects 204, 335 and 197 common shares purchased in January, February and March 2016, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program and on August 6, 2014, the Board of Directors authorized an additional $1.0 billion under the program, for a total of $2.0 billion. This program expires on December 31, 2016. During the three months ended March 31, 2016, we repurchased 3.7 million common shares under this program.

13	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(in millions, except per common share amounts)	2016	2015	2016	2015
Revenue	$30,662	$25,375	$90,162	$74,983
Cost of products sold	28,973	23,916	85,285	70,729
Gross margin	1,689	1,459	4,877	4,254

Operating expenses:
Distribution, selling, general, and administrative expenses	914	803	2,678	2,393
Restructuring and employee severance	6	7	19	33
Amortization and other acquisition-related costs	108	77	327	190
Impairments and (gain)/loss on disposal of assets, net	—	(1)	17	(19)
Litigation (recoveries)/charges, net	5	(18)	(3)	54
Operating earnings	656	591	1,839	1,603

Other (income)/expense, net	—	(2)	5	(6)
Interest expense, net	44	35	134	105
Loss on extinguishment of debt	—	—	—	60
Earnings before income taxes	612	558	1,700	1,444

Provision for income taxes	226	193	604	524
Net earnings	386	365	1,096	920

Less: Net earnings attributable to noncontrolling interests	—	—	(1)	—
Net earnings attributable to Cardinal Health, Inc.	$386	$365	$1,095	$920

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.18	$1.10	$3.33	$2.77
Diluted	1.17	1.09	3.30	2.74

Weighted-average number of common shares outstanding:
Basic	328	330	328	332
Diluted	331	334	331	336

Cash dividends declared per common share	$0.3870	$0.3425	$1.1610	$1.0275
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	14

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(in millions)	2016	2015	2016	2015
Net earnings	$386	$365	$1,096	$920

Other comprehensive income/(loss):
Foreign currency translation adjustments	16	(53)	(57)	(117)
Net unrealized gain/(loss) on derivative instruments, net of tax	(3)	2	(4)	(6)
Total other comprehensive income/(loss), net of tax	13	(51)	(61)	(123)

Total comprehensive income	399	314	1,035	797

Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Total comprehensive income attributable to Cardinal Health, Inc.	$399	$314	$1,034	$797
See notes to condensed consolidated financial statements.

15	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2016	June 30, 2015

Assets
Current assets:
Cash and equivalents	$2,598	$4,616
Trade receivables, net	7,292	6,523
Inventories, net	10,910	9,211
Prepaid expenses and other	1,491	1,402
Total current assets	22,291	21,752

Property and equipment, net	1,683	1,506
Goodwill and other intangibles, net	9,150	6,018
Other assets	931	866
Total assets	$34,055	$30,142

Liabilities, Redeemable Noncontrolling Interests, and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,340	$14,368
Current portion of long-term obligations and other short-term borrowings	351	281
Other accrued liabilities	1,694	2,594
Total current liabilities	19,385	17,243

Long-term obligations, less current portion	5,195	5,211
Deferred income taxes and other liabilities	2,628	1,432

Redeemable noncontrolling interests	117	—

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at March 31, 2016 and June 30, 2015	2,995	3,003
Retained earnings	6,231	5,521
Common shares in treasury, at cost: 38 million shares and 36 million shares at March 31, 2016 and June 30, 2015, respectively	(2,429)	(2,245)
Accumulated other comprehensive loss	(84)	(23)
Total Cardinal Health, Inc. shareholders' equity	6,713	6,256
Noncontrolling interests	17	—
Total shareholders’ equity	6,730	6,256
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$34,055	$30,142
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	16

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31
(in millions)	2016	2015
Cash flows from operating activities:
Net earnings	$1,096	$920

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	465	336
Loss on extinguishment of debt	—	60
Gain on sale of other investments	—	(5)
Impairments and (gain)/loss on disposal of assets, net	17	(19)
Share-based compensation	82	80
Provision for bad debts	51	42
Change in fair value of contingent consideration obligation	(16)	—
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(721)	(718)
Increase in inventories	(1,457)	(850)
Increase in accounts payable	2,839	1,657
Other accrued liabilities and operating items, net	(26)	169
Net cash provided by operating activities	2,330	1,672

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(3,383)	(319)
Additions to property and equipment	(284)	(139)
Purchase of available-for-sale securities and other investments	(150)	(134)
Proceeds from sale of available-for-sale securities and other investments	99	129
Proceeds from maturities of available-for-sale securities	37	24
Proceeds from divestitures and disposal of held for sale assets	—	53
Net cash used in investing activities	(3,681)	(386)

Cash flows from financing activities:
Payment of contingent consideration obligation	(23)	(3)
Net change in short-term borrowings	34	(9)
Purchase of noncontrolling interests	(10)	—
Reduction of long-term obligations	(5)	(1,221)
Proceeds from long-term obligations, net of issuance costs	—	1,182
Net proceeds/(tax withholdings) from share-based compensation	(3)	59
Excess tax benefits from share-based compensation	33	56
Dividends on common shares	(386)	(346)
Purchase of treasury shares	(300)	(686)
Net cash used in financing activities	(660)	(968)

Effect of exchange rate changes on cash and equivalents	(7)	—

Net increase/(decrease) in cash and equivalents	(2,018)	318
Cash and equivalents at beginning of period	4,616	2,865
Cash and equivalents at end of period	$2,598	$3,183
See notes to condensed consolidated financial statements.

17	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal, respectively.
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
Interim LIFO calculations are based on our estimates of the expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of the fiscal year based on the inventory levels, inventory mix and inventory cost inflation and deflation at that time. Based upon the year-to-date balance and expectations for the remainder of the fiscal year, we recorded LIFO charges of $12 million and $51 million for the three and nine months ended March 31, 2016, respectively, which are included in cost of products sold in the condensed consolidated financial statements.
Recent Financial Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance that will change the accounting for certain aspects of share-based compensation to employees. The guidance requires all income tax effects of share-based awards to be recognized in the statement of earnings as awards vest or are settled. Additionally, the guidance increases the amount employers can withhold in shares to cover employee income taxes without requiring liability classification and allows a policy election for accounting for forfeitures. This guidance will be effective for us in the first quarter of fiscal 2018, with early adoption permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
Also in March 2016, the FASB issued amended accounting guidance that eliminates the requirement for investors to retrospectively apply the equity method of accounting when an investment that was accounted for by another method qualifies for use of the equity method as a result of an increase in ownership interest or degree of influence. This guidance will be effective for us in the first quarter of fiscal 2018, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. This guidance will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In January 2016, the FASB issued amended accounting guidance intended to improve the recognition and measurement of financial instruments. The amended guidance primarily changes the accounting for equity investments, financial liabilities under the fair value option, the method for assessing the realizability of deferred tax assets related to available-for-sale securities, and the presentation and disclosure requirements for financial instruments. This classification and measurement guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	18

Notes to Financial Statements

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
In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date for one year beyond the originally specified effective date. This amendment will be effective for us in the first quarter of fiscal 2019. We are in the process of assessing any differences between the amended and existing guidance that could impact our consolidated financial statements and continuing to evaluate the options for adoption.
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
2. Acquisitions
During the nine months ended March 31, 2016, we completed several acquisitions, the most significant of which are described in more detail below. The pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the condensed consolidated financial statements, individually or in the aggregate.
Cordis
On October 2, 2015, we acquired the Cordis business ("Cordis") from Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, for $1.9 billion using cash on hand and proceeds from our debt offering in June 2015. The acquisition of Cordis, a global manufacturer and distributor of interventional cardiology devices and endovascular solutions with operations in more than 50 countries, expands our Medical segment's portfolio of self-manufactured products and its geographic scope. We closed the Cordis acquisition in 20 principal countries on October 2, 2015, and acquired control of, as described in GAAP, and the rights to, the net economic benefit from the entire Cordis business in the other countries at that time. We are in the process of transitioning legal ownership in the remaining non-principal countries, which we expect to complete by the end of calendar 2017. The results for the entire Cordis business in all countries are included in the condensed consolidated financial statements beginning October 2, 2015.
Transaction and integration costs associated with the acquisition of Cordis were $13 million and $54 million during the three and nine months ended March 31, 2016, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
naviHealth
On August 26, 2015, we acquired a 71 percent ownership interest in naviHealth Group Holdings, L.P. ("naviHealth") for $238 million, net of cash acquired of $53 million. We funded the acquisition with cash on hand. The acquisition of naviHealth, a leader in post-acute care management solutions, expands our ability to serve health plans, health systems, and providers. We consolidate the results of naviHealth in our condensed consolidated financial statements and report its consolidated results in our Medical segment. The terms of the agreement provide us with the option to acquire any remaining noncontrolling interests at any time after the two-year anniversary of the closing. The third-party noncontrolling interest holders also hold an option, which allows them to sell their noncontrolling interests to us at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. Refer to Note 10 for further information on the redeemable noncontrolling interests.
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

19	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Notes to Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition dates for Cordis, naviHealth, and Harvard Drug:

(in millions)	Cordis	naviHealth	Harvard Drug
Identifiable intangible assets:
Customer relationships (1)	$230	$38	$470
Trade names (2)	130	16	130
Developed technology (3)	400	61	—
In-process research and development (4)	55	—	—
Total identifiable intangible assets acquired	815	115	600

Cash and equivalents	—	53	44
Trade receivables	—	34	67
Inventories	220	—	49
Prepaid expenses and other	4	14	11
Property and equipment	97	5	16
Other assets	17	1	1
Accounts payable	(95)	(2)	(48)
Other accrued liabilities	(13)	(93)	(36)
Deferred income taxes and other liabilities	—	(43)	(104)
Redeemable noncontrolling interests	—	(119)	—
Total identifiable net assets/(liabilities) acquired	1,045	(35)	600
Goodwill	828	326	549
Total net assets acquired	$1,873	$291	$1,149

(1)	The weighted-average useful lives of customer relationships range from 4 to 13 years.

(2)	The weighted-average useful lives of trade names range from 10 to 17 years.

(3)	The weighted-average useful life of developed technology is 10 years.

(4)	Acquired in-process research and development ("IPR&D") intangible assets have an indefinite life.
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

	Three Months Ended March 31
(in millions)	2016	2015
Employee-related costs (1)	$6	$3
Facility exit and other costs (2)	—	4
Total restructuring and employee severance	$6	$7

	Nine Months Ended March 31
(in millions)	2016	2015
Employee-related costs (1)	$11	$24
Facility exit and other costs (2)	8	9
Total restructuring and employee severance	$19	$33

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees, and costs associated with restructuring our delivery of information technology infrastructure services.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2015	$22	$—	$22
Additions	12	1	13
Payments and other adjustments	(18)	—	(18)
Balance at March 31, 2016	$16	$1	$17
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2015	$2,199	$2,871	$5,070
Goodwill acquired, net of purchase price adjustments	655	1,183	1,838
Foreign currency translation adjustments and other	(14)	(6)	(20)
Balance at March 31, 2016	$2,840	$4,048	$6,888
The increase in the Pharmaceutical segment goodwill is primarily due to the Harvard Drug acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity, and the expected growth from new customers.
The increase in the Medical segment goodwill is primarily due to the Cordis and naviHealth acquisitions. Goodwill recognized in connection with the Cordis acquisition primarily represents the expected benefits from synergies of integrating the business, the existing workforce of the acquired entity, the expected growth from new customers, and the expected growth from existing technology. Goodwill recognized in connection with the naviHealth acquisition primarily represents the existing workforce of the acquired entity, expected growth from new customers, new service offerings, and the expected growth from existing technology.
See Note 2 for further discussion of these acquisitions.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	20

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2016
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$69	$—	$69	N/A
Total indefinite-life intangibles	69	—	69	N/A

Definite-life intangibles:
Customer relationships	1,859	677	1,182	9
Trademarks, trade names, and patents	512	125	387	14
Developed technology and other	796	172	624	9
Total definite-life intangibles	3,167	974	2,193	10
Total other intangible assets	$3,236	$974	$2,262	N/A

	June 30, 2015
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,103	501	602
Trademarks, trade names, and patents	237	91	146
Developed technology and other	320	134	186
Total definite-life intangibles	1,660	726	934
Total other intangible assets	$1,674	$726	$948
Total amortization of intangible assets was $88 million and $48 million for the three months ended March 31, 2016 and 2015, respectively, and $255 million and $140 million for the nine months ended March 31, 2016 and 2015, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2016 through 2020 is as follows: $94 million, $371 million, $334 million, $268 million, and $238 million.
5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	March 31, 2016	June 30, 2015
Current available-for-sale securities:
Commercial paper	$—	$4
Treasury bills	—	12
International bonds	1	2
Corporate bonds	51	34
U.S. agency bonds	2	5
Asset-backed securities	36	8
International equity securities	2	—
U.S. agency mortgage-backed securities	13	26
Total current available-for-sale securities	105	91

Long-term available-for-sale securities:
Corporate bonds	40	33
U.S. agency bonds	30	18
Asset-backed securities	13	41
U.S. agency mortgage-backed securities	17	10
Total long-term available-for-sale securities	100	102
Total available-for-sale securities	$205	$193
Gross unrealized gains and losses were immaterial at March 31, 2016 and June 30, 2015. During the three and nine months ended March 31, 2016 and 2015, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments. At March 31, 2016, the weighted-average effective maturity of our current and long-term investments was approximately 6 months and 16 months, respectively.
6. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended March 31, 2016 and 2015, the effective tax rate was 36.9 percent and 34.6 percent, respectively. The effective tax rate for the three months ended March 31, 2015 included net favorable items discrete to the quarter.
During the nine months ended March 31, 2016 and 2015, the effective tax rate was 35.5 percent and 36.3 percent, respectively.
At both March 31, 2016 and June 30, 2015, we had $542 million of unrecognized tax benefits. The March 31, 2016 and June 30, 2015 balances include $356 million and $357 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2016 and June 30, 2015, we had $158 million and $169 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to

21	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Notes to Financial Statements

activities of the U.S. Internal Revenue Service or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of zero to $195 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2006 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $225 million and $219 million at March 31, 2016, and June 30, 2015, respectively, and is included in other assets in the condensed consolidated balance sheets.
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
With respect to the matters described below, we are unable to estimate a range of reasonably possible loss for matters for which there is no accrual, or additional loss for matters for which we have recorded an accrual, since damages or fines have not been specified or the proceedings are at stages where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to trial. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial position, results of operations, or cash flows, though for a particular period, the outcome of one or more of these matters could be material to our results of operations.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to discuss a settlement with the U.S. Department of Justice. Our total accrual for this matter at March 31, 2016 and June 30, 2015 was $44 million and $41 million, respectively, which is included in other accrued liabilities in the condensed consolidated balance sheets.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	22

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
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of class action antitrust claims, in which we were a class member, of zero and $14 million during the three months ended March 31, 2016 and 2015, respectively, and $13 million and $14 million during the nine months ended March 31, 2016 and 2015, respectively.
8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$706	$—	$—	$706
Forward contracts (2)	—	26	—	26
Available-for-sale securities (3)	—	205	—	205
Other investments (4)	111	—	—	111
Liabilities:
Contingent Consideration (5)	—	—	(21)	(21)

	June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$1,809	$—	$—	$1,809
Forward contracts (2)	—	5	—	5
Available-for-sale securities (3)	—	193	—	193
Other investments (4)	111	—	—	111
Liabilities:
Contingent Consideration (5)	—	—	(53)	(53)

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

(5)
Contingent consideration represents the obligations incurred in connection with acquisitions. We do not deem the fair value of the contingent consideration obligations under any single acquisition to be significant. The estimate of fair value of the contingent consideration obligations requires subjective assumptions to be made regarding future business results, discount rates, discount periods, and probabilities assigned to various potential business result scenarios and was determined using probability assessments with respect to the likelihood of reaching various targets or of achieving certain milestones. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. Changes in current expectations of progress could change the probability of achieving the targets within the measurement periods and result in an increase or decrease in the fair value of the contingent consideration obligation.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2015	$53
Additions from acquisitions	7
Changes in fair value of contingent consideration (1)	(16)
Payment of contingent consideration	(23)
Balance at March 31, 2016	$21

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
9. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2015 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three and nine months ended March 31, 2016 and 2015.
During the nine months ended March 31, 2016, we entered into pay-floating interest rate swaps with total notional amounts of $300 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheets.

23	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Notes to Financial Statements

Also during the nine months ended March 31, 2016, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt.
During the nine months ended March 31, 2015, we entered into pay-floating interest rate swaps with total notional amounts of $700 million, of which $450 million was in connection with the registered debt offering in November 2014 described in our 2015 10-K. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheets.
During the nine months ended March 31, 2015, we entered into forward interest rate swaps with a total notional amount of $50 million to hedge probable, but not firmly committed, future transactions associated with our debt.
Also during the nine months ended March 2015, we terminated notional amounts of $875 million of pay-floating interest rate swaps in connection with the debt redemption in December 2014 described in our 2015 10-K. These swaps were previously designated as fair value hedges. As a result of this redemption, we also incurred a loss on the extinguishment of debt of $60 million ($37 million, net of tax), which included a make-whole premium of $80 million, write-off of $2 million of unamortized debt issuance costs, and an offsetting $22 million fair value adjustment to the respective debt related to previously terminated interest rate swaps. Additionally, we terminated $350 million in forward interest rate swaps that were previously designated as cash-flow hedges.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at March 31, 2016 and June 30, 2015 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2016	June 30, 2015
Estimated fair value	$5,758	$5,521
Carrying amount	5,546	5,492
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
The noncontrolling interests are redeemable at the option of the third-party noncontrolling interest holders at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. As such, the noncontrolling interests have been presented as redeemable noncontrolling interests in our condensed consolidated balance sheets. The noncontrolling interests will be adjusted each period for net earnings and dividends attributable to the noncontrolling interests and changes in the noncontrolling ownership interests in naviHealth, if any. An additional adjustment to the carrying value of the noncontrolling interests may be required if the redemption value under the terms of the agreement exceeds the carrying value. Changes in the carrying value of the noncontrolling interests related to a change in the redemption value will be recorded through retained earnings and will not affect net earnings attributable to Cardinal Health, Inc.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)
Balance at June 30, 2015	$—
Redeemable noncontrolling interests acquired	119
Net earnings attributable to redeemable noncontrolling interests	1
Purchase of redeemable noncontrolling interests	(3)
Balance at March 31, 2016	$117
11. Shareholders' Equity
During the nine months ended March 31, 2016, we repurchased 3.7 million common shares having an aggregate cost of $300 million. The average price paid per common share was $80.72.
During the nine months ended March 31, 2015, we repurchased 9.1 million common shares having an aggregate cost of $684 million. The average price paid per common share was $75.00.
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(41)	$18	$(23)

Other comprehensive loss, net of tax before reclassifications	(57)	(4)	(61)
Amounts reclassified to earnings	—	—	—
Total other comprehensive loss	(57)	(4)	(61)

Balance at March 31, 2016	$(98)	$14	$(84)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during the three and nine months ended March 31, 2016.

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	24

Notes to Financial Statements

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31
(in millions)	2016	2015
Weighted-average common shares–basic	328	330

Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	3	4
Weighted-average common shares–diluted	331	334

	Nine Months Ended March 31
(in millions)	2016	2015
Weighted-average common shares–basic	328	332

Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	3	4
Weighted-average common shares–diluted	331	336
The potentially dilutive employee stock options, restricted share units, and performance share units that were antidilutive were 2 million and 1 million for the three months ended March 31, 2016 and 2015, respectively, and 2 million and 1 million for the nine months ended March 31, 2016 and 2015, respectively.
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
The following tables present revenue for each reportable segment and Corporate:

	Three Months Ended March 31
(in millions)	2016	2015
Pharmaceutical	$27,527	$22,605
Medical	3,138	2,774
Total segment revenue	30,665	25,379
Corporate (1)	(3)	(4)
Total revenue	$30,662	$25,375

	Nine Months Ended March 31
(in millions)	2016	2015
Pharmaceutical	$80,954	$66,440
Medical	9,220	8,540
Total segment revenue	90,174	74,980
Corporate (1)	(12)	3
Total revenue	$90,162	$74,983

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general, and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology, and legal and compliance. The results attributable to noncontrolling interests are recorded within segment profit. Corporate expenses are allocated to the segments based on headcount, level of benefit provided, and other ratable allocation methodologies.
We do not allocate the following items to our segments: LIFO inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other income, net; interest expense, net; loss on extinguishment of debt; and provision for income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $9 million and $6 million for the three months ended March 31, 2016 and 2015, respectively, and $20 million and $12 million for the nine months ended March 31, 2016 and 2015, respectively.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended March 31
(in millions)	2016	2015
Pharmaceutical	$660	$567
Medical	128	102
Total segment profit	788	669
Corporate	(132)	(78)
Total operating earnings	$656	$591

25	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Notes to Financial Statements

	Nine Months Ended March 31
(in millions)	2016	2015
Pharmaceutical	$1,945	$1,559
Medical	335	330
Total segment profit	2,280	1,889
Corporate	(441)	(286)
Total operating earnings	$1,839	$1,603
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2016	June 30, 2015
Pharmaceutical	$20,633	$17,385
Medical	9,984	7,095
Corporate	3,438	5,662
Total assets	$34,055	$30,142
14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended March 31
(in millions)	2016	2015
Restricted share unit expense	$18	$18
Employee stock option expense	6	6
Performance share unit expense	2	3
Total share-based compensation	$26	$27

	Nine Months Ended March 31
(in millions)	2016	2015
Restricted share unit expense	$53	$52
Employee stock option expense	16	16
Performance share unit expense	13	12
Total share-based compensation	$82	$80
The total tax benefit related to share-based compensation was $9 million and $10 million for the three months ended March 31, 2016 and 2015, respectively, and $28 million for both the nine months ended March 31, 2016 and 2015.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2015	8	$46.50
Granted	1	84.16
Exercised	(1)	39.52
Canceled and forfeited	—	—
Outstanding at March 31, 2016	8	$53.62
Exercisable at March 31, 2016	5	$42.33
At March 31, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $27 million, which is expected to be recognized over a weighted-average period of two years. The following table provides additional detail related to stock options:

(in millions)	March 31, 2016	June 30, 2015
Aggregate intrinsic value of outstanding options at period end	$217	$281
Aggregate intrinsic value of exercisable options at period end	191	193
Weighted-average remaining contractual life of outstanding options (in years)	6	6
Weighted-average remaining contractual life of exercisable options (in years)	5	5
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	3	$59.69
Granted	1	84.01
Vested	(1)	54.15
Canceled and forfeited	—	—
Nonvested at March 31, 2016	3	$71.41
At March 31, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $95 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	26

Notes to Financial Statements

vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	0.9	$50.31
Granted	0.3	84.26
Vested (1)	(0.4)	39.81
Canceled and forfeited	—	—
Nonvested at March 31, 2016	0.8	$62.51

(1) Vested based on achievement of 133 percent of the target performance goal.
At March 31, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $18 million, which is expected to be recognized over a weighted-average period of two years.

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
10.1
Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-11373)

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
Cardinal Health Website
Cardinal Health uses its website as a channel of distribution for material company information. Important information, including news releases, financial information, earnings and analyst presentations, and information about upcoming presentations and events is routinely posted and accessible at ir.cardinalhealth.com. In addition, the website allows investors and other interested persons to sign up automatically to receive e-mail alerts when the company posts news releases, SEC filings and certain other information on its website.

27	Cardinal Health | Q3 Fiscal 2016 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4	Controls and Procedures	13

	Part II. Other Information
Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	27
	Signatures	29

N/A	Not applicable

Cardinal Health | Q3 Fiscal 2016 Form 10-Q	28

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 3, 2016	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer

29	Cardinal Health | Q3 Fiscal 2016 Form 10-Q