Form 10-K
period 2016-06-30
CARDINAL HEALTH INC
filed 2016-08-12
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates or registrant on December 31, 2015, was the following: $29,344,021,222.
The number of the registrant’s common shares, without par value, outstanding as of July 29, 2016, was the following: 318,588,961.
Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2016 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2016 Form 10-K

1	Cardinal Health | Fiscal 2016 Form 10-K

Key Highlights

Introduction

This "Key Highlights" section provides a brief overview of Cardinal Health, Inc. and does not contain all of the information you should consider. Please read the entire Form 10-K carefully before voting or making an investment decision. As used in this report, “we,” “our,” “us” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise.
References to Fiscal Years
Our fiscal year ends on June 30.  References to fiscal 2016, 2015, 2014, 2013 and 2012 and to FY16, FY15, FY14, FY13 and FY12 are to the fiscal years ended June 30, 2016, 2015, 2014, 2013 and 2012, respectively. Except as otherwise specified, information in this Form 10-K is provided as of June 30, 2016.
Non-GAAP Financial Measures
In this "Key Highlights" section and the "Fiscal 2016 Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this Form 10-K.
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

Cardinal Health | Fiscal 2016 Form 10-K	2

Key Highlights

We serve more than 25,000 pharmacies.

We deliver nearly 10,000,000 time-critical radiopharmaceutical doses annually.

We support more than 70% of U.S. hospitals.

We serve 2 million patients with nearly 40,000 home healthcare products.

We manufacture or source nearly 2.8 billion individual consumer healthcare, home medical equipment, and over-the-counter products each year.

We have more than 37,000 employees worldwide.

3	Cardinal Health | Fiscal 2016 Form 10-K

Key Highlights

For those tasked with navigating the complexities of healthcare, Cardinal Health brings scaled solutions that help our customers thrive in a changing world.

We apply our nearly 100 years of experience and expertise to reduce the total cost of healthcare and to improve the lives of patients. Our scale and experience lead to solutions across the entire care continuum — from hospital to home and everywhere in between — through **logistics, business, product and patient solutions**.

Cardinal Health | Fiscal 2016 Form 10-K	4

Key Highlights

Financial summary

	GAAP Basis ($M)					Non-GAAP[1] Basis ($M)				
	FY16	FY15	FY14	FY13	FY12	**FY16**	FY15	FY14	FY13	FY12
Revenue	**$121,546**	$102,531	$91,084	$101,093	$107,552					
% change	19%	13%	(10)%	(6)%	5%					
Operating earnings	**$2,459**	$2,161	$1,885	$996	$1,792	**$2,895**	$2,472	$2,133	$2,046	$1,866
% change	14%	15%	89%	(44)%	18%	17%	16%	4%	10%	13%
Ratio to revenue (operating margin)	2.02%	2.11%	2.07%	0.99%	1.67%	2.38%	2.41%	2.34%	2.02%	1.73%
Net earnings from continuing operations[2]	**$1,427**	$1,212	$1,163	$335	$1,070	**$1,732**	$1,469	$1,324	$1,284	$1,119
% change	18%	4%	247%	(69)%	11%	18%	11%	3%	15%	13%
Diluted EPS[3]	**$4.32**	$3.61	$3.37	$0.97	$3.06	**$5.24**	$4.38	$3.84	$3.73	$3.21
% change	20%	7%	247%	(68)%	12%	20%	14%	3%	16%	15%

Sustained strong financial performance over five years

The growth presented below reflects fiscal 2011 compared to fiscal 2016.

Diluted EPS from continuing operations growth

GAAP 9.5% CAGR

Non-GAAP[1] 13.4% CAGR

Total shareholder return[4]

90.4%

Operating earnings growth

GAAP 10.2% CAGR

Non-GAAP[1] 12.0% CAGR

Dividend per share growth

14.7% CAGR

[1] Non-GAAP financial measures. See "Explanation and Reconciliation of Non-GAAP Financial Measures" section following MD&A for definitions and reconciling information.
[2] Attributable to Cardinal Health, Inc.
[3] Diluted earnings per share from continuing operations attributable to Cardinal Health, Inc.
[4] Total shareholder return is the total return of our shares expressed as a percentage (calculated based on changes in stock price over the measurement period and assuming reinvestment of dividends).

5	Cardinal Health | Fiscal 2016 Form 10-K

Key Highlights

Capital deployment for five years

Fiscal 2012 through fiscal 2016

$8.5B
cumulatively invested in our businesses
Acquisitions, net of divestitures
$7.0B
Dividends
$2.0B
Share repurchases
$3.3B
Capital expenditures
$1.5B
$5.3B
cumulatively returned to shareholders

Corporate citizenship

We challenge ourselves to best utilize our assets, expertise and influence to make our communities stronger and our world more sustainable, while governing our activities as a good corporate citizen and with a belief that doing “the right thing” serves everyone.

$92M corporate and Cardinal Health Foundation charitable and product donations worldwide from fiscal 2012 through fiscal 2016

10 years included on the Dow Jones Sustainability Index

Over ⅓ of our Board of Directors is gender or ethnically diverse.

Cardinal Health | Fiscal 2016 Form 10-K	6

Key Highlights

Board of directors

David J. Anderson (A)
Retired Senior Vice President and
Chief Financial Officer, Honeywell International Inc.

Colleen F. Arnold (N)
Retired Senior Vice President, Sales and Distribution,
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
United Parcel Service, Inc.

Bruce L. Downey (A)
Partner, New Spring Health Capital II, LP
Retired Chairman and Chief Executive Officer,
Barr Pharmaceuticals, Inc.

Patricia A. Hemingway Hall (A,N)
Retired President and Chief Executive Officer,
Health Care Service Corp.

Clayton M. Jones (E,A)
Retired Chairman, President and Chief Executive Officer,
Rockwell Collins, Inc.

Gregory B. Kenny (E,I,N)
Retired President and Chief Executive Officer,
General Cable Corp.

Nancy Killefer (H)
Retired Senior Partner,
Public Sector Practice, McKinsey & Company, Inc.

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

Donald M. Casey Jr.
Chief Executive Officer, Medical Segment

Jon L. Giacomin
Chief Executive Officer, Pharmaceutical Segment

Michael C. Kaufmann
Chief Financial Officer

Pamela O. Kimmet
Chief Human Resources Officer

Craig S. Morford
Chief Legal and Compliance Officer

7	Cardinal Health | Fiscal 2016 Form 10-K

MD&A	About Cardinal Health

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a global integrated healthcare services and products company providing customized solutions for hospital systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices worldwide. We provide clinically proven medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency from hospital to home. We connect patients, providers, payers, pharmacists, and manufacturers for integrated care coordination and better patient management.
We manage our business and report our financial results in two segments: Pharmaceutical and Medical.
Pharmaceutical Segment

Our Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical, over-the-counter healthcare and consumer products in the United States. This segment also operates nuclear pharmacies and cyclotron facilities, provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers, provides services to healthcare companies supporting the development, marketing, and distribution of specialty pharmaceutical products, and repackages generic pharmaceuticals and over-the-counter healthcare products. This segment also imports and distributes pharmaceuticals, over-the-counter healthcare and consumer products as well as provides specialty pharmacy and other services in China.

Medical Segment

Our Medical segment distributes a broad range of medical, surgical and laboratory products and provides services to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China. This segment distributes medical products to patients in the home in the United States. This segment also manufactures, sources and develops our own Cardinal Health brand medical and surgical products, which are sold in the United States, Canada, Europe and other regions internationally. This segment also provides post-acute care management and transition services and software to hospitals, other healthcare providers and payers.

Non-GAAP Financial Measures

We use "non-GAAP financial measures" as well as GAAP financial measures in the "Fiscal 2016 Overview" section. We include the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A. The remaining sections of MD&A refer to GAAP measures only.

Cardinal Health | Fiscal 2016 Form 10-K	8

MD&A	Results of Operations

Consolidated Results

Fiscal 2016 Overview

Revenue
Revenue for fiscal 2016 was $121.5 billion, a 19 percent increase from the prior year, due primarily to sales growth from existing and new pharmaceutical distribution customers and from acquisitions.
GAAP and Non-GAAP Operating Earnings

(in millions)	2016	2015	Change
GAAP	$2,459	$2,161	14%
Restructuring and employee severance	25	44
Amortization and other acquisition-related costs	459	281
Impairments and (gain)/loss on disposal of assets	21	(19)
Litigation (recoveries)/charges, net	(69)	5
Non-GAAP	$2,895	$2,472	17%
The sum of the components may not equal the total due to rounding.
During fiscal 2016, GAAP operating earnings increased 14 percent to $2.5 billion and non-GAAP operating earnings increased 17 percent to $2.9 billion. The increases in both GAAP and non-GAAP operating earnings were due to sales growth from existing and new pharmaceutical distribution customers, performance under our Pharmaceutical segment generics program, and acquisitions, partially offset by the adverse impact of customer pricing changes. GAAP operating earnings were negatively impacted by increased acquisition-related amortization, partially offset by litigation recoveries.

GAAP and Non-GAAP Diluted EPS

($ per share)	2016	2015	Change
GAAP	$4.32	$3.61	20%
Restructuring and employee severance	0.05	0.09
Amortization and other acquisition-related costs	0.96	0.54
Impairments and (gain)/loss on disposal of assets	0.04	(0.03)
Litigation (recoveries)/charges, net	(0.13)	0.06
Loss on extinguishment of debt	—	0.11
Non-GAAP	$5.24	$4.38	20%
The sum of the components may not equal the total due to rounding.
During fiscal 2016, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS") increased 20 percent to $4.32 and non-GAAP diluted EPS increased 20 percent to $5.24. GAAP and non-GAAP diluted EPS increased primarily due to the same factors impacting GAAP and non-GAAP operating earnings described above. The increase in fiscal 2016 GAAP diluted EPS also reflects the prior-year loss on extinguishment of debt.
Cash and Equivalents
Our cash and equivalents balance was $2.4 billion at June 30, 2016 compared to $4.6 billion at June 30, 2015. The decrease in cash and equivalents during the fiscal 2016 was driven by $3.6 billion deployed for acquisitions, $512 million paid in dividends, $651 million paid for share repurchases, and $465 million in capital expenditures, partially offset by $3.0 billion in cash provided by operating activities.

9	Cardinal Health | Fiscal 2016 Form 10-K

MD&A	Results of Operations

Significant Developments in Fiscal 2016 and Trends

Acquisitions

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
naviHealth
On August 26, 2015, we acquired a 71 percent ownership interest in naviHealth Holdings, LLC ("naviHealth") for $238 million, net of cash acquired of $53 million. We funded the acquisition with cash on hand. The acquisition of naviHealth, a leader in post-acute care management solutions, expands our ability to help hospitals, other healthcare providers, and payers manage the complex processes of patient discharge. We consolidate the results of naviHealth in our consolidated financial statements and report its results in our Medical segment. The portion of naviHealth net earnings attributable to third-

party interest holders is reported as a reduction to net earnings in the consolidated statements of earnings. At June 30, 2016, our ownership interest in naviHealth was 82 percent due to an additional capital contribution in connection with an acquisition by naviHealth. Refer to Note 12 for further information on this acquisition.
Harvard Drug
On July 2, 2015, we completed the acquisition of The Harvard Drug Group ("Harvard Drug") for $1.1 billion using cash on hand and proceeds from our debt offering in June 2015. The acquisition of Harvard Drug, a distributor of generic pharmaceuticals, over-the-counter healthcare and related products to retail, institutional, and alternate care customers, enhances our Pharmaceutical segment's generic pharmaceutical distribution and related services businesses. Harvard Drug also repackages generic pharmaceuticals and over-the-counter healthcare products.
Refer to Note 2 of the "Notes to Consolidated Financial Statements" for additional information on acquisitions.

Trends

Within our Pharmaceutical segment, we expect segment profit for fiscal 2017 to be essentially flat compared to fiscal 2016. The factors contributing to our expectation include less profit growth from the segment’s generics program and the loss of a large pharmaceutical distribution customer beginning April 1, 2016, combined with the adverse impact of customer pricing changes similar to those in fiscal 2016. While we expect that the segment’s generics program will be positively impacted by benefits from both Red Oak Sourcing and new generic pharmaceutical launches, we expect that both of these items will have significantly less of a year-over-year positive segment profit impact in fiscal 2017 than fiscal 2016. The impact of these factors will be more pronounced in the first quarter of fiscal 2017, when we expect Pharmaceutical segment profit to be significantly less than in the prior-year period and consolidated operating earnings to be less than in the prior-year period. However, as is generally the case, the frequency, magnitude and profit impact of future generic pharmaceutical product launches (as well as other factors impacting our generics program) are uncertain, and their impact on fiscal 2017 Pharmaceutical segment profit and consolidated operating earnings could be more or less than we expect.

Cardinal Health | Fiscal 2016 Form 10-K	10

MD&A	Results of Operations

Results of Operations

Revenue

	Revenue			Change
(in millions)	2016	2015	2014	2016	2015
Pharmaceutical	$109,131	$91,116	$80,110	20%	14%
Medical	12,430	11,395	10,962	9%	4%
Total segment revenue	121,561	102,511	91,072	19%	13%
Corporate	(15)	20	12	N.M.	N.M.
Total revenue	$121,546	$102,531	$91,084	19%	13%

Fiscal 2016 Compared to Fiscal 2015

Pharmaceutical Segment
Fiscal 2016 Pharmaceutical segment revenue grew primarily due to sales growth from existing and new pharmaceutical distribution customers, including continued branded pharmaceutical price appreciation, all of which increased revenue by $16.9 billion. Acquisitions also contributed $2.1 billion to revenue growth.
Medical Segment
Fiscal 2016 Medical segment revenue grew primarily due to acquisitions, net of divestitures, which contributed $645 million, and sales growth from existing businesses.

Fiscal 2015 Compared to Fiscal 2014

Pharmaceutical Segment
Fiscal 2015 Pharmaceutical segment revenue grew primarily due to sales growth from existing and new pharmaceutical distribution customers, which increased revenue by $13.7 billion. The growth was primarily driven by increased sales to existing customers, including continued branded pharmaceutical price appreciation and newly launched hepatitis C pharmaceutical products. The increase was partially offset by $3.3 billion due to the Walgreens contract expiration in the prior-year period.
Medical Segment
Fiscal 2015 Medical segment revenue grew primarily due to acquisitions which contributed $344 million.

Cost of Products Sold

As a result of the same factors affecting the change in revenue, consolidated cost of products sold increased $18.2 billion (19 percent) and $10.9 billion (13 percent) during fiscal 2016 and 2015, respectively. See the gross margin discussion for additional drivers impacting cost of products sold.

11	Cardinal Health | Fiscal 2016 Form 10-K

MD&A	Results of Operations

Gross Margin

	Consolidated Gross Margin			Change
(in millions)	2016	2015	2014	2016	2015
Gross margin	$6,543	$5,712	$5,161	15%	11%
Fiscal 2016 Compared to Fiscal 2015

Fiscal 2016 consolidated gross margin increased $831 million (15 percent), and was favorably impacted by sales growth from existing and new pharmaceutical distribution customers ($510 million) and acquisitions, net of divestitures ($576 million).
Gross margin rate contracted during fiscal 2016, primarily due to changes in product mix driven by the on-boarding of a new mail order customer starting in October 2015, and also due to the adverse impact of customer pricing changes. Our gross margin rate was favorably impacted by performance under our Pharmaceutical segment generics program. Our generics program had strong year-over-year performance from Red Oak Sourcing.

Fiscal 2015 Compared to Fiscal 2014

Fiscal 2015 consolidated gross margin increased $551 million (11 percent), and was favorably impacted by sales growth from existing and new pharmaceutical distribution customers, offset in part by the Walgreens contract expiration in the prior year. The net impact of these factors increased consolidated gross margin by $516 million. In addition, acquisitions favorably impacted gross margin by $101 million.
Gross margin rate contracted slightly during fiscal 2015, reflecting the adverse impact of customer pricing changes, the lower margin rate impact of newly launched hepatitis C pharmaceutical products, and new customer mix, largely offset by strong performance from our Pharmaceutical segment generics program, including benefits from Red Oak Sourcing.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	SG&A Expenses			Change
(in millions)	2016	2015	2014	2016	2015
SG&A expenses	$3,648	$3,240	$3,028	13%	7%

Fiscal 2016 Compared to Fiscal 2015

Fiscal 2016 SG&A expenses increased primarily due to acquisitions, net of divestitures ($370 million).

Fiscal 2015 Compared to Fiscal 2014

Fiscal 2015 SG&A expenses increased primarily due to acquisitions ($97 million) and an overall increase in volume of sales to existing and new customers.

Cardinal Health | Fiscal 2016 Form 10-K	12

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 15 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings			Change
(in millions)	2016	2015	2014	2016	2015
Pharmaceutical	$2,488	$2,094	$1,745	19%	20%
Medical	457	433	444	6%	(3)%
Total segment profit	2,945	2,527	2,189	17%	15%
Corporate	(486)	(366)	(304)	33%	20%
Total consolidated operating earnings	$2,459	$2,161	$1,885	14%	15%

Fiscal 2016 Compared to Fiscal 2015

Pharmaceutical Segment Profit
Fiscal 2016 Pharmaceutical segment profit increased due to sales growth from existing and new pharmaceutical distribution customers and performance under our generics program, partially offset by the adverse impact of customer pricing changes. Acquisitions also contributed to Pharmaceutical segment profit growth. Our generics program benefited from strong year-over-year performance from Red Oak Sourcing.
Medical Segment Profit
Fiscal 2016 Medical segment profit increased due to the contribution from Cardinal Health Brand products. Acquisitions, net of divestitures, which included the unfavorable impact on cost of products sold from the fair value step up of inventory acquired with Cordis, also contributed to segment profit growth. Fiscal 2016 Medical segment profit growth was partially offset by a decline in the results from our Canada business.
Corporate
As discussed further in sections that follow, the principal driver for the change in Corporate during fiscal 2016 were increased amortization and other acquisition-related costs primarily related to the acquisitions of Cordis and Harvard Drug, partially offset by litigation recoveries.

Fiscal 2015 Compared to Fiscal 2014

Pharmaceutical Segment Profit
Fiscal 2015 Pharmaceutical segment profit increased due to sales growth from existing and new pharmaceutical distribution customers and strong performance from our generics program, including benefits from Red Oak Sourcing, partially offset by the adverse impact of customer pricing changes and the Walgreens contract expiration in the prior-year period.
Medical Segment Profit
Fiscal 2015 Medical segment profit decreased primarily due to a decline in contribution from distribution of national brand products. This was partially offset by contributions from the strategic expansion of our portfolio of Cardinal Health Brand products and services, driven by acquisitions and targeted cost reductions.
Corporate
As discussed further in sections that follow, the principal driver for the change in Corporate in fiscal 2015 were increased amortization and other acquisition-related costs primarily due to costs incurred in connection with the acquisition of Cordis.

13	Cardinal Health | Fiscal 2016 Form 10-K

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

(in millions)	2016	2015	2014
Restructuring and employee severance	$25	$44	$31
Amortization and other acquisition-related costs	459	281	223
Impairments and (gain)/loss on disposal of assets, net	21	$(19)	$15
Litigation (recoveries)/charges, net	(69)	5	(21)
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $355 million, $189 million and $187 million for fiscal 2016, 2015 and 2014, respectively. The increase in amortization of acquisition-related intangible assets during fiscal 2016 was largely due to the Cordis and Harvard Drug acquisitions. Transaction and integration costs associated with the Cordis acquisition were $78 million and $44 million during fiscal 2016 and 2015, respectively.

Litigation (Recoveries)/Charges, Net
During fiscal 2016 and 2015, we received and recognized income of $80 million and $71 million, respectively, from settlements of class action antitrust lawsuits in which we were a class member.
During fiscal 2015, we incurred litigation charges of $68 million related to government investigations.

Earnings From Continuing Operations Before Income Taxes

In addition to the items discussed above, earnings from continuing operations before income taxes was impacted by the following:

	Earnings from Continuing Operations Before Income Taxes			Change
(in millions)	2016	2015	2014	2016	2015
Other (income)/expense, net	$5	$(7)	$(46)	N.M.	N.M.
Interest expense, net	178	141	133	26%	6%
Loss on extinguishment of debt	—	60	—	N.M.	N.M.

Other Income, Net
Other income, net for fiscal 2014 included a $32 million pre-tax gain related to the sale of our minority interest in two investments.
Interest Expense, Net
Fiscal 2016 interest expense increased primarily as a result of the additional $1.5 billion of debt issued in June 2015 to fund the Harvard Drug and Cordis acquisitions.

Loss on Extinguishment of Debt
In December 2014, we redeemed certain debt resulting in a loss on the extinguishment of debt of $60 million ($37 million, net of tax).

Cardinal Health | Fiscal 2016 Form 10-K	14

MD&A	Results of Operations

Provision for Income Taxes

The provision for income taxes increased $90 million in fiscal 2016 due to an increase in earnings from continuing operations before income taxes. Our effective tax rate decreased 1.3 percentage points during fiscal 2016.
Generally, fluctuations in the effective tax rate are due to changes in the distribution of income among non-U.S. taxing jurisdictions with lower income tax rates and discrete items. A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 7 of the "Notes to Consolidated Financial Statements" for additional information):

	2016	2015	2014
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.5	4.1	2.2
Foreign tax rate differential	(0.6)	(2.4)	(1.2)
Nondeductible/nontaxable items	1.0	0.7	(0.2)
Other	0.2	1.0	(0.5)
Effective income tax rate	37.1%	38.4%	35.3%

Fiscal 2016

The fiscal 2016 effective income tax rate was favorably impacted by the state and local income tax rate, which decreased 2.6 percentage points due to resolutions with state taxing authorities and a shift in the distribution of income among jurisdictions. The foreign tax rate differential decreased 1.8 percentage points primarily due to the deferred tax benefits recognized in fiscal 2015.

Ongoing Audits
The IRS is currently conducting audits of fiscal years 2006 through 2014.

Fiscal 2015 and Fiscal 2014

The fiscal 2015 effective income tax rate was unfavorably impacted by the state and local income tax rate, which increased 1.9 percentage points due to the de-recognition of certain state tax benefits. The foreign tax rate differential also increased 1.2 percentage points primarily due to recognition of deferred tax benefits resulting from new tax legislation. In addition, the change in measurement of uncertain tax positions increased 1.3 percentage points primarily as a result of proposed assessment of additional tax.
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

15	Cardinal Health | Fiscal 2016 Form 10-K

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $2.4 billion at June 30, 2016 compared to $4.6 billion at June 30, 2015. The decrease in cash and equivalents during fiscal 2016 was driven by $3.6 billion deployed for acquisitions, $512 million paid in dividends, $651 million paid for share repurchases, and $465 million in capital expenditures, partially offset by $3.0 billion in cash provided by operating activities. Net cash provided by operating activities was positively impacted by increased net earnings and working capital improvements. At June 30, 2016, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
The cash and equivalents balance at June 30, 2016 included $475 million of cash held by subsidiaries outside of the United States. Although the vast majority of cash is available for repatriation, bringing the cash into the United States could trigger U.S federal, state and local income tax obligations. Because the earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to evaluate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

During fiscal 2015, net cash provided by operating activities of $2.5 billion was positively impacted by working capital improvements. These funds were deployed for $1.0 billion of share repurchases, $503 million of acquisitions and $460 million of cash dividends. In addition, during the second quarter of fiscal 2015, we refinanced $1.2 billion of long-term debt at lower interest rates and longer maturities and during the fourth quarter of fiscal 2015 we received proceeds from the issuance of additional long-term debt of $1.5 billion to fund the Harvard Drug and Cordis acquisitions.
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

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2016 include a $1.75 billion revolving credit facility and a $700 million committed receivables sales facility program. In June 2016, we increased our revolving credit facility from $1.5 billion to $1.75 billion and decreased our committed receivables facility program from $950 million to $700 million. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At June 30, 2016, we had no amounts outstanding under the revolving credit facility. Availability on the revolving credit facility was reduced by outstanding letters of credit of $14 million at June 30, 2016. We also had standby letters of credit of $40 million issued under the committed receivables sales facility program at June 30, 2016.
Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated leverage ratio of no more than 3.25-to-1 and our committed receivables sales facility also requires us to maintain a consolidated interest coverage ratio, as of the end of any calendar quarter, of at least 4-to-1. As of June 30, 2016, we were in compliance with these financial covenants.

Available-for-Sale Securities
At June 30, 2016 and 2015, we held $200 million and $193 million, respectively, of marketable securities, which are classified as available-for-sale.
Long-Term Obligations
At June 30, 2016, we had total long-term obligations of $5.0 billion.
Risk Management
We use interest rate swaps, foreign currency contracts and commodity contracts to manage our exposure to cash flow variability. We also use interest rate swaps to protect the value of our debt and use foreign currency forward contracts to protect the value of our existing and forecasted foreign currency assets and liabilities. See the "Quantitative and Qualitative Disclosures About Market Risk" section as well as Notes 1 and 11 of the “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives as well as foreign currency, interest rate and commodity exposures.

Cardinal Health | Fiscal 2016 Form 10-K	16

MD&A	Liquidity and Capital Resources

Capital Deployment

Capital Expenditures
Capital expenditures during fiscal 2016, 2015 and 2014 were $465 million, $300 million and $249 million, respectively.
We expect capital expenditures in fiscal 2017 to be between $400 million and $450 million primarily for information technology projects, growth projects in our core business and integration of the Cordis acquisition.
Dividends
During fiscal 2016, we paid quarterly dividends totaling $1.55 per share, an increase of 13 percent from fiscal 2015.
On May 4, 2016, our Board of Directors approved a quarterly dividend of $0.4489 per share, or $1.80 per share on an annualized basis, payable on July 15, 2016 to shareholders of record on July 1, 2016.

Share Repurchases
Our Board of Directors has approved a $2.0 billion share repurchase program, which was completed in July 2016. On May 4, 2016, our Board of Directors also approved an additional $1.0 billion share repurchase program that expires on December 31, 2019. During fiscal 2016, we repurchased $651 million of our common shares and from July 1, 2016 through August 5, 2016, we repurchased an additional $250 million of our common shares. We funded the repurchases with available cash. At August 5, 2016, we had $793 million remaining under the new repurchase authorization.
Acquisitions
On July 2, 2015, August 26, 2015 and October 2, 2015, we acquired Harvard Drug, naviHealth and Cordis for $1.1 billion (net of cash acquired of $44 million), $238 million (net of cash acquired of $53 million) and $1.9 billion, respectively.

17	Cardinal Health | Fiscal 2016 Form 10-K

MD&A	Other

Contractual Obligations
At June 30, 2016, our contractual obligations, including estimated payments due by period, are as follows:

(in millions)	2017	2018 to 2019	2020 to 2021	There-after	Total
Long-term debt and short-term borrowings (1)	$585	$959	$989	$2,973	$5,506
Interest on long-term debt	164	308	278	1,465	2,215
Capital lease obligations (2)	2	26	3	2	33
Other liabilities (3)	3	—	—	—	3
Operating leases (4)	119	181	117	127	544
Purchase obligations and other payments (5)	386	329	254	313	1,282
Total contractual obligations	$1,259	$1,803	$1,641	$4,880	$9,583

(1)
Represents maturities of our long-term debt obligations and other short-term borrowings excluding capital lease obligations described below. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.

(2)	Represents maturities of our capital lease obligations included within long-term obligations in our consolidated balance sheets.

(3)
Represents cash outflows by period for certain of our liabilities in which cash outflows could be reasonably estimated. Long-term liabilities, such as unrecognized tax benefits and deferred taxes, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows.

See Note 7 of the “Notes to Consolidated Financial Statements” for further discussion of income taxes. Additionally, the carrying value of redeemable noncontrolling interests are excluded from the table, as the ultimate amount and timing of any future cash payments related to the redemption amount are uncertain. See Note 1 and Note 12 of the “Notes to Consolidated Financial Statements” for for additional information regarding redeemable noncontrolling interests.

(4)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 8 of the “Notes to Consolidated Financial Statements.”

(5)
A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments of $25.6 million that we are required to pay CVS Health Corporation ("CVS Health"), which commenced in October 2014 in connection with the establishment of Red Oak Sourcing and will be in place for the remaining eight years of the agreement. Purchase obligations and other payments does not include contingent payments under the sourcing venture that were not yet determined as of June 30, 2016, including the quarterly $10 million increase that began in fiscal 2016 and the additional $10 million beginning in the first quarter of fiscal 2017. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information.

Off-Balance Sheet Arrangements
We had no significant "off-balance sheet arrangements" at June 30, 2016, as that term is defined in the SEC rules.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Cardinal Health | Fiscal 2016 Form 10-K	18

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Critical Accounting Policies and Sensitive Accounting Estimates
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ. In this section, we describe the significant policies applied in preparing our consolidated financial statements that management believes are the most dependent on estimates and assumptions. For further discussion of accounting policies for items within this section and of additional accounting policies, see Note 1 of the “Notes to Consolidated Financial Statements.”
Allowance for Doubtful Accounts

Trade receivables are presented net of an allowance for doubtful accounts of $135 million at both June 30, 2016 and 2015. We must use judgment when deciding whether to extend credit to customers and when estimating the required allowance for doubtful accounts.
The allowance for doubtful accounts includes general and specific reserves. We determine the appropriate allowance by reviewing accounts receivable aging, industry trends, customer financial strength and credit standing, historical write-off trends and payment history. We also regularly evaluate how changes in economic conditions may affect credit risks.
Our methodology for estimating the general reserve is assessed annually based on historical losses and economic, business and market trends. In addition, the allowance is reviewed quarterly and updated if appropriate. We may adjust the allowance for doubtful accounts if changes in customers’ financial condition or general economic conditions make defaults more frequent or severe.

The following table gives information regarding the allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2016	2015	2014
Allowance for doubtful accounts	$135	$135	$137
Reduction to allowance for customer deductions and write-offs	74	66	50
Charged to costs and expenses	74	64	53

Allowance as a percentage of customer receivables	1.8%	2.0%	2.5%
Allowance as a percentage of revenue	0.11%	0.13%	0.15%
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2016, would result in an increase or decrease in bad debt expense of $8 million.
We believe the reserve maintained and expenses recorded in fiscal 2016 are appropriate. At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue.

Inventories

A substantial portion of our inventories (58 percent at both June 30, 2016 and 2015) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment. The LIFO impact on the consolidated statements of earnings in a given year depends on pharmaceutical price appreciation and the level of inventory. Prices for branded pharmaceuticals generally tend to rise, which results in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, which results in a decrease in cost of products sold.
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
If we had used the average cost method of inventory valuation for all inventory within the core pharmaceutical distribution facilities, the value of our inventories would not have changed in fiscal 2016 or 2015 because inventories valued at LIFO were $9 million and $114 million higher than the average cost value at June 30, 2016 and June 30, 2015, respectively. We do not record inventories in excess of replacement cost. As such, the LIFO reserve was zero at both June 30, 2016 and 2015. Our remaining inventory is stated at the lower of cost, using the first-in, first-out method, or market.

19	Cardinal Health | Fiscal 2016 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $79 million and $57 million at June 30, 2016 and 2015, respectively. The increase primarily reflects inventory reserves pertaining to Cordis.
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory and age of on-hand inventory. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

Business Combinations

The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for customer relationships, trademarks, trade names, patents, developed technology, in-process research and development and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information regarding our acquisitions.

Goodwill and Other Intangible Assets

Purchased goodwill and intangible assets with indefinite lives are tested for impairment annually or when indicators of impairment exist.
Goodwill impairment testing involves judgment, including the identification of reporting units, the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill.
Our determination of estimated fair value of our reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.5 percent to 12.5 percent. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.

We performed annual impairment testing in fiscal 2016, 2015 and 2014 and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. If we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 1 percent, there still would not be any impairment indicated for any of our reporting units for fiscal 2016, 2015 or 2014.
The impairment test for indefinite-lived intangibles other than goodwill (primarily in-process research and development ("IPR&D")) requires comparing the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of our indefinite-lived intangibles under the income approach using a discounted cash flow model. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for the indefinite-lived intangible including, among other factors, assumptions on regulatory approval for IPR&D.
Intangible assets with finite lives, primarily customer relationships; trademarks, trade names and patents; and developed technology, are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the asset over their estimated useful lives. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires estimating future undiscounted cash flows expected to be generated by the asset group. Actual results may differ materially from those used in our forecasts.

Cardinal Health | Fiscal 2016 Form 10-K	20

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Vendor Reserves

In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputed transactions are researched and resolved based upon findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the transaction types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. Changes to the estimate percentages affect the cost of products sold in the period in which the change was made.

Vendor reserves were $62 million and $88 million at June 30, 2016 and 2015, respectively. Approximately 66 percent of the vendor reserve at the end of fiscal 2016 pertained to the Pharmaceutical segment compared to 75 percent at the end of fiscal 2015. The reserve balance will fluctuate due to variations in outstanding claims from period-to-period, timing of settlements and specific vendor issues.
The ultimate outcome of specific claims may be different than our original estimate and may require adjustment. We believe, however, that reserves recorded for such disputes are reasonable based upon current facts and circumstances.

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

We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information regarding loss contingencies.

Provision for Income Taxes

Our income tax expense, deferred income tax assets and liabilities, and unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements.
The following table presents information about our tax position at June 30:

(in millions)	2016	2015
Total deferred income tax assets (1)	$567	$585
Valuation allowance for deferred income tax assets (2)	(93)	(87)
Net deferred income tax assets	474	498
Total deferred income tax liabilities	(2,130)	(1,853)
Net deferred income tax liability	$(1,656)	$(1,355)

(1)	Total deferred income tax assets included $193 million and $197 million of loss and tax credit forwards at June 30, 2016 and 2015, respectively.

(2)	This valuation allowance primarily relates to federal, state and international loss carryforwards for which the ultimate realization of future benefits is uncertain.
Expiring loss and credit carryforwards and the required valuation allowances are adjusted quarterly. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described above.
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
If any of our assumptions or estimates were to change, an increase or decrease in our effective income tax rate by 1 percent would have caused income tax expense to increase or decrease $23 million for fiscal 2016.

21	Cardinal Health | Fiscal 2016 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Share-Based Compensation

Share-based compensation provided to employees is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The fair value of restricted share units and performance share units is determined by the grant date market price of our common shares. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.

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

Cardinal Health | Fiscal 2016 Form 10-K	22

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
The "Key Highlights" section and "Fiscal 2016 Overview" section within MD&A in this Form 10-K contains financial measures that are not calculated in accordance with GAAP.
In addition to analyzing our business based on financial information prepared in accordance with GAAP, we use these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning, and determine incentive compensation because we believe that these measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business. We provide these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on our financial and operating results on a year-over-year basis and in comparing our performance to that of our competitors. However, the non-GAAP financial measures that we use may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth below should be carefully evaluated.
Exclusions from Non-GAAP Financial Measures
The differences between the non-GAAP measures presented in this Form 10-K and the most directly comparable GAAP measure are represented by the following items, which management believes are useful to exclude for its own and for investors’ assessment of the business for the reasons identified below:

•
restructuring and employee severance costs, which include charges for programs in which we fundamentally change our operations and are excluded because they are not part of the ongoing operations of our underlying business, which includes normal levels of reinvestment in the business;

•
amortization and other acquisition-related costs. We began excluding amortization costs in fiscal 2013 primarily for consistency with the presentation of the financial results of our peer group companies. Additionally, these non-cash amounts are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion allows for better comparison of forecasted, current and historical financial results. Other acquisition-related costs are excluded because they are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. They are also significantly impacted by the timing and size of acquisitions;

•
impairments and gains or loss on disposal of assets, which are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and their exclusion results in a metric that more meaningfully reflects the sustainability of our operating performance;

•
litigation recoveries or charges, net, which often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount;

•
LIFO charges and credits, which we began excluding in fiscal 2015 because the factors that drive LIFO charges or credits such as pharmaceutical manufacturer price appreciation/deflation and year-end inventory levels (which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end), are largely out of our control and cannot be accurately predicted. We also believe that exclusion of LIFO charges from non-GAAP metrics allows for better comparison of our financial results to our historical operations and to our peer group companies;

•
loss on extinguishment of debt, which does not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of these notable one-time charges is not consistent and is significantly impacted by the timing and size of debt financing transactions.

•
other spin-off costs, incurred in connection with our spin-off of CareFusion, which are included in distribution, selling, general and administrative expenses and are excluded because they do not relate to or reflect our ongoing business operations.

The tax effect for each of the non-GAAP items described above is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax and net impact of each item are presented with our GAAP to non-GAAP reconciliations.

23	Cardinal Health | Fiscal 2016 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures

Definitions
Growth rate calculation: Except for compound annual growth rates ("CAGR"), growth rates in this Form 10-K are determined by dividing the difference between current period results and prior period results by prior period results. CAGR is determined by subtracting one from ((the ending value divided by the beginning value) raised to the power of (one divided by the number of years)).
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, (5) litigation (recoveries)/charges, net, and (6) other CareFusion spin-off costs.
Non-GAAP Earnings from continuing operations before income taxes: earnings from continuing operations before income taxes excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, (5) litigation (recoveries)/charges, net, and (6) loss on extinguishment of debt.
Non-GAAP net earnings from continuing operations attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) earnings from discontinued operations (2) LIFO charges/(credits), (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) impairments and (gain)/loss on disposal of assets, (6) litigation (recoveries)/charges, net, (7) loss on extinguishment of debt, and (8) other CareFusion spin-off costs, each net of tax.
Non-GAAP diluted EPS from continuing operations attributable to Cardinal Health, Inc. or "Non-GAAP diluted EPS": non-GAAP net earnings from continuing operations attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Fiscal 2016 Form 10-K	24

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings[1] Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations[2]	Net Earnings from Continuing Operations[2] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1,2] Growth Rate
	Fiscal Year 2016
GAAP	$2,459	14%	$2,276	$845	$1,427	18%	$4.32	20%
Restructuring and employee severance	25		25	9	16		0.05
Amortization and other acquisition-related costs	459		459	143	316		0.96
Impairments and loss on disposal of assets	21		21	6	15		0.04
Litigation (recoveries)/charges, net	(69)		(69)	(27)	(42)		(0.13)
Non-GAAP	$2,895	17%	$2,711	$976	$1,732	18%	$5.24	20%

	Fiscal Year 2015
GAAP	$2,161	15%	$1,967	$755	$1,212	4%	$3.61	7%
Restructuring and employee severance	44		44	15	29		0.09
Amortization and other acquisition-related costs	281		281	100	181		0.54
Impairments and (gain)/loss on disposal of assets	(19)		(19)	(10)	(9)		(0.03)
Litigation (recoveries)/charges, net	5		5	(14)	19		0.06
Loss on extinguishment of debt	—		60	23	37		0.11
Non-GAAP	$2,472	16%	$2,339	$870	$1,469	11%	$4.38	14%

	Fiscal Year 2014
GAAP	1,885	89%	$1,798	$635	1,163	247%	3.37	247%
Restructuring and employee severance	31		$31	$11	20		0.06
Amortization and other acquisition-related costs	223		$223	$79	144		0.42
Impairments and (gain)/loss on disposal of assets	15		$15	$5	10		0.03
Litigation (recoveries)/charges, net	(21)		$(21)	$(8)	(13)		(0.04)
Non-GAAP	$2,133	4%	$2,047	$722	$1,324	3%	$3.84	3%

	Fiscal Year 2013
GAAP	$996	(44)%	$888	$553	$335	(69)%	$0.97	(68)%
Restructuring and employee severance	71		71	$27	44		0.13
Amortization and other acquisition-related costs	158		158	$52	106		0.31
Impairments and (gain)/loss on disposal of assets	859		859	$37	822		2.39
Litigation (recoveries)/charges, net	(38)		(38)	$(15)	(23)		(0.07)
Non-GAAP	$2,046	10%	$1,938	$654	$1,284	15%	$3.73	16%

	Fiscal Year 2012
GAAP	$1,792	18%	$1,698	$628	$1,070	11%	$3.06	12%
Restructuring and employee severance	21		21	8	13		0.04
Amortization and other acquisition-related costs	33		33	9	24		0.07
Impairments and (gain)/loss on disposal of assets	21		21	8	13		0.04
Litigation (recoveries)/charges, net	(3)		(3)	(1)	(2)		(0.01)
Other spin-off costs	2		2	1	1		—
Non-GAAP	$1,866	13%	$1,772	$653	$1,119	13%	$3.21	15%

[1]	from continuing operations

[2]	attributable to Cardinal Health, Inc.
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

25	Cardinal Health | Fiscal 2016 Form 10-K

Selected Financial Data

Selected Financial Data
The consolidated financial data below includes all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and MD&A.

(in millions, except per common share amounts)	2016	2015	2014	2013 (1)	2012
Earnings Data:
Revenue	$121,546	$102,531	$91,084	$101,093	$107,552

Operating earnings	$2,459	$2,161	$1,885	$996	$1,792

Earnings from continuing operations	$1,431	$1,212	$1,163	$335	$1,070
Earnings/(loss) from discontinued operations, net of tax	—	3	3	(1)	(1)
Net earnings	1,431	1,215	1,166	334	1,069
Less: Net earnings attributable to noncontrolling interests	(4)	—	—	—	—
Net earnings attributable to Cardinal Health, Inc.	$1,427	$1,215	$1,166	$334	$1,069

Basic earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.36	$3.65	$3.41	$0.98	$3.10
Discontinued operations	—	0.01	0.01	—	—
Net basic earnings per common share attributable to Cardinal Health, Inc.	$4.36	$3.66	$3.42	$0.98	$3.10

Diluted earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.32	$3.61	$3.37	$0.97	$3.06
Discontinued operations	—	0.01	0.01	—	—
Net diluted earnings per common share attributable to Cardinal Health, Inc.	$4.32	$3.62	$3.38	$0.97	$3.06

Cash dividends declared per common share	$1.6099	$1.4145	$1.2500	$1.0900	$0.8825

Balance Sheet Data:
Total assets	$34,122	$30,142	$26,033	$25,819	$24,260
Long-term obligations, less current portion	4,952	5,211	3,171	3,686	2,418
Total Cardinal Health, Inc. shareholders' equity	6,554	6,256	6,401	5,975	6,244

(1)	During fiscal 2013, we recognized a non-cash goodwill impairment charge of $829 million ($799 million, net of tax) related to our Nuclear Pharmacy Services division.

Cardinal Health | Fiscal 2016 Form 10-K	26

Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity price-related changes. We maintain a hedging program to manage volatility related to these market exposures which employs operational, economic, and derivative financial instruments in order to mitigate risk. See Note 1 and Note 11 of the “Notes to Consolidated Financial Statements” for further discussion regarding our use of derivative instruments.
Foreign Exchange Rate Sensitivity

By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Principal drivers of this foreign exchange exposure include the Canadian dollar, euro, Thai baht, Chinese renminbi, Japanese yen, Mexican peso, British pound, Singapore dollar, Australian dollar, Malaysian ringgit.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. As part of our risk management program, at the end of each fiscal year we perform a sensitivity analysis on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Our forecasted transactional exposure at June 30, 2016 increased from the prior year primarily as a result of changes in the volume of transactions in foreign currencies due to the acquisition of Cordis. At June 30, 2016 and 2015, we had hedged approximately 29 and 37 percent of transactional exposures, respectively.
The following table summarizes the analysis as it relates to transactional exposure and the impact of a hypothetical 10 percent fluctuation in foreign currencies, assuming rates collectively shift in the same direction and we are unable to change customer pricing in response to those shifts, for the upcoming fiscal year:

	June 30
(in millions)	2016	2015
Net hypothetical transactional exposure	$621	$392

Sensitivity gain/loss	$62	$39
Estimated offsetting impact of hedges	(18)	(15)
Hypothetical net gain/loss	$44	$24

Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. We perform a similar analysis to that previously described related to this translational exposure. Our forecasted translational exposure at June 30, 2016 increased from the prior year primarily as a result of changes in the number of financial statements translated from foreign currencies due to the acquisition of Cordis. We do not typically hedge any of our translational exposure and no hedging impact was included in our analysis at June 30, 2016 and 2015.
The following table summarizes translational exposure and the impact of a hypothetical 10 percent strengthening or weakening in the U.S. dollar, assuming rates collectively shift in the same direction, for the upcoming fiscal year:

	June 30
(in millions)	2016	2015
Net hypothetical translational exposure	$201	$55
Sensitivity gain/loss	20	6

27	Cardinal Health | Fiscal 2016 Form 10-K

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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. This analysis assumes a hypothetical 10 percent change in interest rates. At June 30, 2016 and 2015, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change was $3 million for both periods.
During fiscal 2016 and 2015, we held marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. The fair value is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At both June 30, 2016 and 2015, a hypothetical increase or decrease of one percentage point in interest rates would cause a potential increase or decrease of up to $2 million in the estimated fair value.

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index. We also are indirectly exposed to fluctuations in certain commodity prices through the purchase of finished goods and various energy-related commodities, including natural gas and electricity, through our normal course of business where our contracts are not directly tied to a commodity index. As part of our risk management program, we perform sensitivity analysis on our forecasted commodity exposure for the upcoming fiscal year. Our forecasted commodity exposure at June 30, 2016 increased from the prior year primarily as a result of changes in purchasing volumes and commodity pricing. At June 30, 2016 and 2015, we had hedged a portion of these direct commodity exposures (see Note 11 of the “Notes to Consolidated Financial Statements” for further discussion).

The table below summarizes our analysis of these forecasted direct and indirect commodity exposures and the potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts, for the upcoming fiscal year:

	June 30
(in millions)	2016	2015
Hypothetical commodity exposure	$417	$405

Sensitivity gain/loss	$42	$41
Hypothetical offsetting impact of hedges	(1)	(1)
Hypothetical net gain/loss	$41	$40
We believe our total gross range of direct and indirect exposure to commodities is $400 million to $525 million for fiscal 2017.

Cardinal Health | Fiscal 2016 Form 10-K	28

Business

Business
General

Cardinal Health, Inc. is a global integrated healthcare services and products company providing customized solutions for hospital systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices worldwide. We provide clinically proven medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency from hospital to home. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management.
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

•	maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our customers;

•	provides services to pharmaceutical manufacturers including distribution, inventory management, data reporting, new product launch support and contract pricing and chargeback administration;

•	provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers; and

•	repackages generic pharmaceuticals and over-the-counter healthcare products;

•
operates nuclear pharmacies and cyclotron facilities through its Nuclear Pharmacy Services division that manufacture, prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and physician offices; and

•
distributes specialty pharmaceutical products to hospitals and other healthcare providers; provides consulting, patient support and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers; and provides specialty pharmacy services through its Specialty Solutions division.

The Pharmaceutical segment is also constructing a sterile facility to contract manufacture a radiopharmaceutical for prostate cancer treatment.
In China, the Pharmaceutical segment distributes branded, generic and specialty pharmaceutical, over-the-counter healthcare and consumer products, provides logistics, marketing and other services and operates direct-to-patient specialty pharmacies through Cardinal Health China.

See Note 15 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2016, 2015 and 2014.
Pharmaceutical Distribution
Our Pharmaceutical Distribution division’s gross margin includes margin from our generic pharmaceutical program, margin from pharmaceutical distribution agreements with branded manufacturers and margin from over-the-counter healthcare and consumer products. It also includes cash discounts. Margin from our generic pharmaceutical program includes price discounts and rebates from manufacturers and may include price appreciation on some products. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a generic product because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time. Overall, our generic pharmaceutical program's performance is driven by several factors, including increased utilization of generic pharmaceuticals, our ability to sell generic pharmaceuticals to new customers, our ability to sell more generic pharmaceuticals to existing customers, generic pharmaceutical price appreciation, our data and analytic capabilities to predict market trends, enhanced sourcing of generic pharmaceuticals through Red Oak Sourcing (which is discussed below) and new generic product launches. Margin from pharmaceutical distribution agreements with branded manufacturers refers primarily to fees we receive for providing a range of distribution and related services to manufacturers and also includes benefits from pharmaceutical price appreciation on branded pharmaceutical products.
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

29	Cardinal Health | Fiscal 2016 Form 10-K

Business

providers; provides consulting, patient support, logistics, group purchasing and other services to pharmaceutical manufacturers and healthcare providers primarily supporting the development, marketing and distribution of specialty pharmaceutical products; and provides specialty pharmacy services. Our use of the terminology "specialty pharmaceutical products and services" may not be comparable to the terminology used by other industry participants.

Medical Segment

Our Medical segment distributes a broad range of national and Cardinal Health Brand medical, surgical and laboratory products and provides services to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China. It also distributes medical products to patients in the home in the United States through our Cardinal Health at Home division.
This segment also manufactures, sources and develops higher-margin, Cardinal Health Brand medical and surgical products. Manufactured products include: single-use surgical drapes, gowns and apparel; exam and surgical gloves; fluid suction and collection systems; cardiovascular and endovascular products; wound care products; and orthopedic products. In fiscal 2016, we completed the acquisition of Cordis, a global manufacturer and distributor of interventional cardiology devices and endovascular solutions with operations in more than 50 countries. We expect to continue to expand our lines of manufactured products through acquisitions, strategic partnerships and internal development. Our manufactured products are sold directly or through third-party distributors in the United States, Canada, Europe, Asia, Latin America and other regions internationally. We are expanding our direct distribution network through Cordis.
Through naviHealth and other companies acquired within naviHealth during fiscal 2016, the Medical segment provides services and software to hospitals, other healthcare providers and payers that help manage the complex processes of patient discharge from an acute-care facility (“post-acute care”).
This segment also assembles and offers sterile and non-sterile procedure kits. In addition, the segment provides supply chain services, including spend management, distribution management and inventory management services, to healthcare providers.
See Note 15 of the “Notes to Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2016, 2015 and 2014.

Acquisitions

We have acquired a number of businesses over the last several years that have enhanced our core strategic areas of generics, health systems and hospital solutions (including manufactured medical products), specialty pharmaceutical products and services, international and post-acute care. We expect to continue to pursue additional acquisitions in the future.
Since July 1, 2011, we have completed the following three large acquisitions:

Date	Company	Location	Line of Business	Acquisition Price (in millions)
10/15	Cordis business of Johnson & Johnson	Fremont, CA	Cardiovascular and endovascular products	$1,944
07/15	The Harvard Drug Group	Livonia, MI	Pharmaceutical product distribution	$1,115
03/13	AssuraMed, Inc.	Twinsburg, OH	Medical product distribution	$2,070

In addition, we completed several smaller acquisitions during the last five fiscal years, including: in fiscal 2016, the acquisition of a 71 percent ownership interest in naviHealth, a provider of post-acute care management services, and CuraSpan Health Group, Inc., a provider of discharge planning and care transition software; in fiscal 2015, Tradex International, Inc., a supplier of disposable gloves, and Metro Medical Supply, Inc., a distributor of specialty pharmaceuticals and medical and surgical products; in fiscal 2014, Access Closure, Inc., a manufacturer and distributor of extravascular closure devices; and in fiscal 2012, Futuremed Healthcare Products Corporation, a Canadian medical product distributor.

Cardinal Health | Fiscal 2016 Form 10-K	30

Business

Customers

Our largest customer, CVS Health, accounted for 25 percent of our fiscal 2016 revenue. In the aggregate, our five largest customers, including CVS Health, accounted for 40 percent of our fiscal 2016 revenue. Our pharmaceutical distribution agreements with CVS Health extend through June 2019.
In addition, we have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with Vizient (formerly Novation, LLC) and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across all of our businesses, collectively accounted for 17 percent of our revenue in fiscal 2016.

Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 27 percent of our revenue during fiscal 2016, but no single supplier’s products accounted for more than 8 percent of revenue.

Competition

We operate in a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. We also operate in a highly competitive environment in the development, manufacturing and distribution of medical and surgical products. We compete on many levels, including price, service offerings, support services and breadth of product lines.
In the Pharmaceutical segment, we compete with wholesale distributors with national reach (including McKesson Corporation and AmerisourceBergen Corporation), regional wholesale distributors, self-warehousing chains, specialty distributors, third-party logistics companies, companies that provide specialty pharmaceutical services and nuclear pharmacies, among others. In addition, the Pharmaceutical segment has experienced competition from a number of organizations offering generic pharmaceuticals, including telemarketers. We also compete with manufacturers that sell their products directly.
In the Medical segment, we compete with many different national medical product distributors, including Owens & Minor, Inc., Medline Industries, Inc. and McKesson Corporation. We also compete with regional medical product distributors and companies that distribute medical products to patients in the home as well as third-party logistics companies. In addition, we compete with manufacturers that sell their products directly. Competitors of the Medical segment’s manufacturing and procedural kit businesses include diversified healthcare companies as well as companies that are more focused on specific product categories.

Employees

At June 30, 2016, we had approximately 26,500 employees in the United States and approximately 10,800 employees outside of the United States. Overall, we consider our employee relations to be good.

Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions, and technical measures to protect our products, services and intangible assets. We hold patents relating to medical and surgical products and to distribution of our nuclear pharmacy products and service offerings. We also operate under licenses for certain proprietary technologies, and in certain instances we license our technologies to third parties.

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

31	Cardinal Health | Fiscal 2016 Form 10-K

Business

Regulatory Matters

Our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. Depending upon their specific business, our subsidiaries may be subject to regulation by government entities including:

•	the U.S. Drug Enforcement Administration (the “DEA”);

•
certain agencies within the U.S. Department of Health and Human Services, including the U.S. Food and Drug Administration (the “FDA”), the Centers for Medicare and Medicaid Services, the Office of Inspector General and the Office for Civil Rights;

•	the U.S. Nuclear Regulatory Commission (the “NRC”);

•	the U.S. Federal Trade Commission (the "FTC");

•	U.S. Customs and Border Protection;

•	state boards of pharmacy;

•	state controlled substance agencies;

•	state health departments, insurance departments, Medicaid departments or other comparable state agencies; and

•	agencies comparable to those listed above in various regions, such as Europe, Asia and Latin America.
These regulatory agencies have a variety of civil, administrative and criminal sanctions at their disposal for failure to comply with applicable legal or regulatory requirements. They can suspend our ability to manufacture and distribute products, initiate product recalls, seize products or impose criminal, civil and administrative sanctions.
Distribution
The FDA, DEA and various state authorities regulate the marketing, purchase, storage and distribution of pharmaceutical and medical products under various federal and state statutes including the federal Prescription Drug Marketing Act of 1987, Drug Quality and Security Act of 2013 (the “DQSA”), and Controlled Substances Act (the "CSA"). The CSA governs the sale, packaging, storage and distribution of controlled substances. Wholesale distributors of controlled substances must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the CSA.
Manufacturing and Marketing
The FDA and other domestic and foreign governmental agencies administer requirements that cover the design, testing, safety, effectiveness, manufacturing (including good manufacturing practices), quality systems, labeling, promotion and advertising (including restrictions on promoting or advertising a product other than for the uses set forth in the approved product label), distribution, importation and post-market surveillance of most of our manufactured products. In addition, we need specific approval or clearance from regulatory authorities and may have to register products with regulatory authorities before we can market and sell some of these products in the United States and certain other countries.

In the United States, authorization to commercially distribute a new medical device is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our new medical device is substantially equivalent to a legally marketed medical device. The second, more rigorous process, known as pre-market approval (“PMA”), requires us to independently demonstrate that the new medical device is safe and effective, and is much more detailed than the 510(k) process. Many of our Medical segment products are cleared through the 510(k) process and certain Cordis products must be approved through the PMA process. It can be costly and time-consuming to obtain regulatory approvals, clearances and registrations of medical devices, and such approvals, clearances and registrations might not be granted on a timely basis, if at all. Even after we obtain approval or clearance to market a product or obtain product registrations, the product and our manufacturing processes are subject to continued regulatory oversight.
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a quality or regulatory issue, we investigate and take appropriate corrective action, which may include recalling the product, correcting the product at the customer location, revising product labeling and notifying customers.
Nuclear Pharmacies and Related Businesses
Our nuclear pharmacies and radiopharmaceutical manufacturing facilities require licenses or permits and must abide by regulations issued by the NRC, applicable state boards of pharmacy and the radiologic health agency or department of health of each state in which we operate. In addition, our radiopharmaceutical manufacturing facilities must comply with the FDA's good manufacturing practices. Once completed, our sterile radiopharmaceutical manufacturing facility also will be subject to NRC and FDA regulation. Changes to pharmacy sterile compounding standards and practices are being considered by the FDA, state boards of pharmacy and standards setting organizations that may affect our Nuclear Pharmacy Services division and could require additional infrastructure requirements and modifications to our current practices and impose additional costs.
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act, establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to prevent the introduction of counterfeit, adulterated or mislabeled drugs. The first phase of implementation began on January 1, 2015, and upon full implementation in 2023, we and other supply chain stakeholders will participate in an electronic, interoperable, prescription drug tracing system. In addition, the FDA also has issued regulations requiring most medical device labeling to bear a unique device identifier. These regulations are being phased in through 2020.

Cardinal Health | Fiscal 2016 Form 10-K	32

Business

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
Our Cardinal Health at Home business and a few of our other businesses are Medicare-certified suppliers or participate in state Medicaid programs. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable billing, payment and record-keeping requirements. In addition, we manufacture pharmaceutical and medical products and repackage pharmaceuticals that are purchased through federal or state healthcare programs and are subject to laws that establish eligibility for reimbursement by federal and state healthcare programs. Failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
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
Health and Personal Information Practices
We collect, handle and maintain patient-identifiable health information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as augmented by the Health Information Technology for Economic and Clinical Health Act, as well as some state and foreign laws, regulate the use and disclosure of patient-identifiable health information, including requiring specified privacy and security measures.
We also collect, handle and maintain other sensitive personal and financial information that is subject to federal and state laws protecting such information. Security and disclosure of personal information is also highly regulated in many other countries in which we operate.
In Europe, we are subject to the European Union (“EU”) data protection regulations, including the EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection, use and transfer of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. A new EU General Data Protection Regulation that will apply uniformly across the EU will become effective in 2018 and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance.
Antitrust Laws
The U.S. federal government, most U.S. states and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. Violations of antitrust laws can result in various sanctions, including criminal and civil penalties. Private plaintiffs also could bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages. As previously disclosed, in April 2015, we settled allegations by the FTC resulting from an investigation into supplier arrangements involving our Nuclear Pharmacy Services division primarily focused on the period between 2003 and 2008.
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

33	Cardinal Health | Fiscal 2016 Form 10-K

Business

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
Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.cardinalhealth.com), under the “Investors — Financial Reporting — SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.
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

Cardinal Health | Fiscal 2016 Form 10-K	34

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
Our Pharmaceutical segment’s generic pharmaceutical program could be adversely affected by price declines and fewer generic product launches.
Prices for generic pharmaceuticals generally decline over time. Although some generic products may experience price appreciation which can positively affect our margins, we may not be able to predict whether (and if so, for how long and at what magnitude) such price appreciation will be sustained. The number of generic products experiencing price declines or appreciation and the magnitude of price changes is uncertain in future fiscal years, and could have a negative impact on our year-over-year margins.
The number of new generic pharmaceutical launches also varies from year to year, and the margin impact of these launches varies from product to product. Fewer generic product launches or launches that are less profitable than prior launches will have an adverse effect on our year-over-year margin growth.
Our generic pharmaceutical program has benefited from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS Health, which sources for both us and CVS Health. If the venture does not continue to be successful, our margins could be adversely affected.
Our Pharmaceutical segment’s margins under our distribution agreements with branded pharmaceutical manufacturers are affected by service fees we receive from the manufacturers and prices established by the manufacturers.
Our distribution agreements with branded pharmaceutical manufacturers generally provide that we receive fees from the manufacturers to compensate us for the services we provide them. Under some agreements, branded pharmaceutical price appreciation also serves as part of our compensation. If our service fees are reduced or, in cases where part of our compensation is branded price appreciation, if manufacturers determine not to increase prices or to implement only modest increases, our margins may be adversely affected.

Our business is subject to rigorous regulatory and licensing requirements.
As described in greater detail in the "Business" section, our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. If we fail to comply with regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.
To lawfully operate our businesses, we are required to obtain and hold permits, product registrations, licenses and other regulatory approvals from, and to comply with operating and security standards of, numerous governmental bodies. Failure to maintain or renew necessary permits, product registrations, licenses or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition.
Products that we manufacture, source, distribute or market must comply with regulatory requirements. Noncompliance or concerns over noncompliance may result in suspension of our ability to distribute, import or manufacture products, product bans, recalls or seizures or criminal or civil sanctions, which, in turn, could result in product liability claims and lawsuits, including class actions. In addition, it can be costly and time-consuming to obtain regulatory approvals or product registrations to market a medical device, and such approvals or registrations might not be granted on a timely basis, if at all.
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
Our Cardinal Health at Home business and a few of our other businesses are Medicare-certified suppliers or participate in state Medicaid programs. In addition, we manufacture pharmaceutical and medical products and repackage pharmaceuticals that are purchased through federal or state healthcare programs. Failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Our government contracts are subject to specific procurement regulations. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.

35	Cardinal Health | Fiscal 2016 Form 10-K

Risk Factors

We collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information, which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and new laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. Violations of federal, state or foreign laws concerning privacy and data protection could subject us to civil or criminal penalties, breach of contract claims, costs for remediation and harm to our reputation.
The U.S. federal government, most U.S. states and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. Violations of antitrust laws can result in various sanctions, including criminal and civil penalties. Private plaintiffs also could bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages.
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
The acquisition of Cordis significantly expanded the number of countries in which we sell products directly. We are required to comply with the regulatory requirements of each of these countries, including requirements related to product registrations and licensing of medical devices. Additionally, as a result of the Cordis acquisition, we now manufacture and distribute a greater number of products that are implanted in the human body, subjecting us to more complex regulations within the United States and in the foreign countries in which Cordis operates. If we fail to comply with any of these laws, we could suffer civil or criminal sanctions.
CVS Health is a large customer that generates a significant amount of our revenue.
Our sales and credit concentration is significant. CVS Health accounted for 25 percent of our fiscal 2016 revenue and 22 percent of our gross trade receivable balance at June 30, 2016. If CVS Health were to terminate our agreements with them due to an alleged default by us, default in payment or significantly reduce its purchases of our products and services, our results of operations and financial condition could be adversely affected.

We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions.
From time to time, legislative initiatives are proposed in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate, tax payments or financial condition. Examples of such initiatives include the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, a change in the current U.S. taxation treatment of income from foreign operations, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid.
Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate, tax payments or financial condition.
The U.S. healthcare environment is changing in many ways, some of which may not be favorable to us.
The U.S. healthcare industry continues to undergo significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs and increase efficiencies. Medicare and Medicaid reimbursement levels have generally declined and the basis for payments is changing, shifting away from the traditional fee-for-service model towards value-based payments and risk-sharing models. The U.S. Department of Health and Human Services has set a goal of tying 50 percent of Medicare reimbursements to alternative payment models by the end of 2018. The use of managed care has increased. Distributors, manufacturers, healthcare providers, insurers and pharmacy chains have consolidated and have formed strategic alliances. Large purchasing groups are also prevalent. The industry is experiencing a shift away from traditional healthcare venues like hospitals and into clinics and physician offices, and, in some cases, patients’ homes. We could be adversely affected directly or indirectly (if our customers or suppliers are adversely affected) by these and other changes in the delivery, pricing or utilization of, or reimbursement for, pharmaceuticals, medical products or healthcare services.
Consolidation in the healthcare industry may negatively impact our results of operations.
In recent years, the healthcare industry has continued to consolidate. Manufacturers are combining, which may leave us less able to negotiate our service fees with them. Some of our customers also are consolidating, creating larger enterprises with greater negotiating power. Customer consolidations also could result in the possible loss of a customer where the combined enterprise selects one distributor from two incumbents. We expect this consolidation trend among manufacturers and customers to continue, which could adversely affect our results of operations.

Cardinal Health | Fiscal 2016 Form 10-K	36

Risk Factors

Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks. Our business could be adversely affected if we experience a cyber-attack or other systems breach.
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
Our business also depends on the proper functioning of our critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if:

•	our information systems, critical facilities or distribution networks, or our customers' access to these systems, facilities or networks, are disrupted;

•	our information systems, critical facilities or distribution networks are damaged; or

•	our information systems, critical facilities or distribution networks fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cyber security incidents or other actions of third parties, including terrorism or labor strikes.
The Pharmaceutical segment is in a multi-year project to replace certain of its finance and operating information systems. If these new systems are not effectively implemented or they fail to operate as intended, it could adversely affect the Pharmaceutical segment’s supply chain operations and our internal control over financial reporting. In addition, from time to time, other businesses perform business process improvements or infrastructure modernizations or may use third-party service providers for key systems and processes, such as order to cash, customer service and accounts payable. If any of these initiatives are not successfully or efficiently implemented or maintained, they could adversely affect our business and our internal control over financial reporting.
Our business relies on the secure transmission, storage and hosting of patient-identifiable health information, financial information and other sensitive information relating to our customers, company and workforce. We have programs in place to detect, contain and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or to those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our employees, contractors or vendors. Any compromise of our information systems or of the information systems of a third-party with whom we do business, including unauthorized access to or use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those legal requirements related to patient-identifiable health information.
Because of the nature of our business, we may become involved in legal proceedings that could adversely impact our cash flows or results of operations.
Due to the nature of our businesses, which includes the manufacture and distribution of healthcare products, we may from time to time become involved in disputes or legal proceedings. These include commercial disputes, government contract compliance matters, product liability claims or lawsuits, patent infringement claims, qui tam actions or other legal proceedings.
Some of the products that we manufacture or distribute, including the cardiovascular and endovascular products manufactured and distributed by Cordis, have been and may in the future be alleged to cause personal injury, subjecting us to product liability claims. Although we maintain product liability insurance for many products that we manufacture, there are substantial self-insured retentions, conditions or exclusions. There are no guarantees that we can obtain product liability insurance for a particular product we manufacture or if we do obtain insurance, the amount maintained would be adequate to cover any or all current or future claims settlements or judgments. Where we self-insure, we establish reserves based on actuarial methodologies and historical loss trends. However, any settlement or judgment in excess of our insurance limits or that is not otherwise covered could adversely affect our results of operations and financial condition.
Our manufacturing businesses operate in an industry characterized by extensive intellectual property litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or force us to make royalty payments in order to continue selling the affected products.
Litigation is inherently unpredictable, and the unfavorable resolution of one or more of these legal proceedings could adversely affect our cash flows or results of operations.
Acquisitions can have unanticipated results.
An important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. In fiscal 2016, we spent $3.6 billion to acquire other businesses, including $1.1 billion to acquire Harvard Drug and $1.9 billion to acquire Cordis. Acquisitions involve risks: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; our management’s attention may be diverted to integration efforts; we may fail to retain key personnel of the acquired business; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties establishing or combining operations and systems; we may assume

37	Cardinal Health | Fiscal 2016 Form 10-K

Risk Factors

liabilities related to litigation or other legal proceedings involving the acquired business; we may face challenges retaining the customers of the acquired business; or we may encounter unforeseen internal control, regulatory or compliance issues.
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
Our results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a customer that has a substantial amount owed to us.
Most of our customers buy products and services from us on credit, which is made available to customers based on our assessment of creditworthiness. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could adversely affect our results of operations.

Our Cordis acquisition increased the extent of our exposure to the economic, political and currency risks of international operations.
We conduct our operations in various regions of the world outside of the United States, including North America, South America, Europe and Asia. The scope and complexity of our international operations expanded with the acquisition of Cordis and we may continue to expand our operations outside the United States. Global developments can affect our business in many ways. Our global operations are affected by local economic environments, including inflation, recession and competition. In addition, we conduct our business in U.S. dollars and various functional currencies of our foreign subsidiaries. Changes in foreign currency exchange rates could adversely affect our financial results, which are reported in U.S. dollars. We may not be able to hedge to protect us against these exposures, and any hedges may not successfully mitigate these exposures. Political changes also can disrupt our global operations, as well as our customers and suppliers, in a particular location. Divergent or unfamiliar regulatory systems and labor markets also can increase the risks and burdens of operating in numerous countries.
Economic conditions may adversely affect demand for our products and services.
Deterioration in general economic conditions in the United States and other countries in which we do business could adversely affect the amount of prescriptions filled and the number of medical procedures undertaken and, therefore, reduce purchases of our products and services, which could adversely affect our results of operations. In addition, deteriorating economic conditions may increase bankruptcies, insolvencies or other credit failures of customers or suppliers, which, if they have a substantial amount owed to us, also could adversely affect our results of operations.

Cardinal Health | Fiscal 2016 Form 10-K	38

Properties and Legal Proceedings

Properties
In the United States, at June 30, 2016, the Pharmaceutical segment operated 24 primary pharmaceutical distribution facilities and one national logistics center; six specialty distribution facilities; and more than 140 nuclear pharmacy and cyclotron facilities. The Medical segment operated more than 70 medical-surgical distribution, assembly, manufacturing and other operating facilities. Our U.S. operating facilities are located in 45 states and in Puerto Rico.
Outside the United States, at June 30, 2016, our Medical segment operated more than 20 facilities in Canada, the Dominican Republic, Malaysia, Malta, Mexico and Thailand that engage in manufacturing, distribution or research. In addition, our Pharmaceutical and Medical segments utilized various distribution and pharmacy facilities in China.
At June 30, 2016, we owned more than 70 operating facilities and leased more than 240 operating facilities around the world. Our principal executive offices are headquartered in an owned building located at 7000 Cardinal Place in Dublin, Ohio.
We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we regularly evaluate operating properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand or enhance the efficiency of our business.

Legal Proceedings
The legal proceedings described in Note 8 of the "Notes to Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.

39	Cardinal Health | Fiscal 2016 Form 10-K

Market for Registrant's Common Equity

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of our common shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2016 and 2015 and paid quarterly. It also reflects the range of the reported high and low closing prices of our common shares from July 1, 2016 through the period ended on July 29, 2016 and the per share dividends declared from July 1, 2016 through the period ended on August 5, 2016:

	High	Low	Dividends Declared
Fiscal 2015
Quarter Ended:
September 30, 2014	$77.66	$69.59	$0.3425
December 31, 2014	83.04	72.13	0.3425
March 31, 2015	91.25	79.19	0.3425
June 30, 2015	91.50	83.65	0.3870

Fiscal 2016
Quarter Ended:
September 30, 2015	$87.02	$76.72	$0.3870
December 31, 2015	90.85	77.12	0.3870
March 31, 2016	89.68	76.16	0.3870
June 30, 2016	87.20	73.69	0.4489

Fiscal 2017	$83.64	$78.23	$0.4489
At July 29, 2016 there were approximately 9,184 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
April 2016	191	$84.50	—	$393
May 2016	2,802,649	77.36	2,802,453	1,176
June 2016	1,711,419	77.67	1,711,249	1,043
Total	4,514,259	$77.48	4,513,702	$1,043

(1)	Reflects 191, 196 and 170 common shares purchased in April, May and June 2016, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program and on August 6, 2014, the Board of Directors authorized an additional $1.0 billion under the program, for a total of $2.0 billion. This program was completed in July 2016. On May 4, 2016, our Board of Directors also approved a $1.0 billion share repurchase program that expires on December 31, 2019. During the three months ended June 30, 2016, we repurchased 4.5 million common shares under these programs. We repurchased an additional 3 million common shares from July 1, 2016 through August 5, 2016. After these repurchases, we have $793 million available under our new repurchase program.

Cardinal Health | Fiscal 2016 Form 10-K	40

Market for Registrant's Common Equity

Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 on June 30, 2011, based on the market prices at the end of each fiscal year through and including June 30, 2016, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

	June 30
	2011	2012	2013	2014	2015	2016
Cardinal Health, Inc.	$100.00	$94.45	$108.90	$161.30	$200.19	$190.43
S&P 500 Index	100.00	105.42	127.11	158.34	170.07	176.83
S&P 500 Healthcare Index	100.00	109.76	140.21	182.34	226.38	221.81

41	Cardinal Health | Fiscal 2016 Form 10-K

Reports

Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with policies or procedures has deteriorated or been circumvented.
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2016.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
On October 2, 2015, we completed the acquisition of Cordis. As permitted by guidelines established by the SEC, management excluded Cordis from the scope of its assessment of the effectiveness of internal control over financial reporting as of June 30, 2016. Cordis constituted 7 percent and 29 percent of our total and net assets, respectively, as of June 30, 2016 and less than 1 percent of both our revenue and operating earnings for the fiscal year then ended.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Implementation of New Software Systems
The Pharmaceutical segment is in a multi-year project implementing a replacement of certain finance and operating information systems, which is expected to affect internal control over financial reporting. This project did not impact internal control over financial reporting during fiscal 2016. If these new systems are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting.

Cardinal Health | Fiscal 2016 Form 10-K	42

Reports

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cardinal Health, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cordis, which is included in the 2016 consolidated financial statements of Cardinal Health, Inc. and subsidiaries and constituted 7 percent and 29 percent of total and net assets, respectively, as of June 30, 2016 and less than 1 percent of both revenues and operating earnings for the year then ended. Our audit of internal control over financial reporting of Cardinal Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Cordis.
In our opinion, Cardinal Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2016 and 2015 and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2016 of Cardinal Health, Inc. and subsidiaries and our report dated August 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
August 12, 2016

43	Cardinal Health | Fiscal 2016 Form 10-K

Reports

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Health, Inc. and subsidiaries at June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
August 12, 2016

Cardinal Health | Fiscal 2016 Form 10-K	44

Financial Statements

Financial Statements and Supplementary Data

45	Cardinal Health | Fiscal 2016 Form 10-K

Financial Statements

Consolidated Statements of Earnings

(in millions, except per common share amounts)	2016	2015	2014
Revenue	$121,546	$102,531	$91,084
Cost of products sold	115,003	96,819	85,923
Gross margin	6,543	5,712	5,161

Operating expenses:
Distribution, selling, general, and administrative expenses	3,648	3,240	3,028
Restructuring and employee severance	25	44	31
Amortization and other acquisition-related costs	459	281	223
Impairments and (gain)/loss on disposal of assets, net	21	(19)	15
Litigation (recoveries)/charges, net	(69)	5	(21)
Operating earnings	2,459	2,161	1,885

Other (income)/expense, net	5	(7)	(46)
Interest expense, net	178	141	133
Loss on extinguishment of debt	—	60	—
Earnings from continuing operations before income taxes	2,276	1,967	1,798

Provision for income taxes	845	755	635
Earnings from continuing operations	1,431	1,212	1,163

Earnings from discontinued operations, net of tax	—	3	3
Net earnings	1,431	1,215	1,166

Less: Net earnings attributable to noncontrolling interests	(4)	—	—
Net earnings attributable to Cardinal Health, Inc.	$1,427	$1,215	$1,166

Basic earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.36	$3.65	$3.41
Discontinued operations	—	0.01	0.01
Net basic earnings per common share attributable to Cardinal Health, Inc.	$4.36	$3.66	$3.42

Diluted earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.32	$3.61	$3.37
Discontinued operations	—	0.01	0.01
Net diluted earnings per common share attributable to Cardinal Health, Inc.	$4.32	$3.62	$3.38

Weighted-average number of common shares outstanding:
Basic	327	332	341
Diluted	330	335	345
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2016 Form 10-K	46

Financial Statements

Consolidated Statements of Comprehensive Income

(in millions)	2016	2015	2014
Net earnings	$1,431	$1,215	$1,166

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(82)	(104)	9
Net unrealized gain/(loss) on derivative instruments, net of tax	(11)	11	(7)
Total other comprehensive income/(loss), net of tax	(93)	(93)	2

Total comprehensive income	$1,338	$1,122	$1,168

Less: comprehensive income attributable to noncontrolling interests	(4)	—	—
Total comprehensive income attributable to Cardinal Health, Inc.	$1,334	$1,122	$1,168
The accompanying notes are an integral part of these consolidated statements.

47	Cardinal Health | Fiscal 2016 Form 10-K

Financial Statements

Consolidated Balance Sheets

	June 30
(in millions)	2016	2015
Assets
Current assets:
Cash and equivalents	$2,356	$4,616
Trade receivables, net	7,405	6,523
Inventories, net	10,615	9,211
Prepaid expenses and other	1,580	1,402
Total current assets	21,956	21,752

Property and equipment, net	1,796	1,506
Goodwill and other intangibles, net	9,426	6,018
Other assets	944	866
Total assets	$34,122	$30,142

Liabilities, Redeemable Noncontrolling Interests, and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,306	$14,368
Current portion of long-term obligations and other short-term borrowings	587	281
Other accrued liabilities	1,808	2,594
Total current liabilities	19,701	17,243

Long-term obligations, less current portion	4,952	5,211
Deferred income taxes and other liabilities	2,781	1,432

Redeemable noncontrolling interests	117	—

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at June 30, 2016 and 2015	3,010	3,003
Retained earnings	6,419	5,521
Common Shares in treasury, at cost: 42 million shares and 36 million shares at June 30, 2016 and 2015, respectively	(2,759)	(2,245)
Accumulated other comprehensive loss	(116)	(23)
Total Cardinal Health, Inc. shareholders' equity	6,554	6,256
Noncontrolling interests	17	—
Total shareholders’ equity	6,571	6,256
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$34,122	$30,142
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2016 Form 10-K	48

Financial Statements

Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2013	364	$2,953	$4,038	(25)	$(1,084)	$68	$—	$5,975
Net earnings			1,166					1,166
Other comprehensive income, net of tax						2		2
Employee stock plans activity, including tax impact of $39 million	—	27		8	334			361
Treasury shares acquired				(10)	(673)			(673)
Dividends declared			(430)					(430)
Balance at June 30, 2014	364	2,980	4,774	(27)	(1,423)	70	—	6,401
Net earnings			1,215					1,215
Other comprehensive loss, net of tax						(93)		(93)
Employee stock plans activity, including tax impact of $52 million	—	23		4	214			237
Treasury shares acquired				(13)	(1,036)			(1,036)
Dividends declared			(471)					(471)
Other			3					3
Balance at June 30, 2015	364	3,003	5,521	(36)	(2,245)	(23)	—	6,256
Net earnings			1,427				3	1,430
Other comprehensive loss, net of tax						(93)		(93)
Purchase of noncontrolling interests							(7)	(7)
Employee stock plans activity, including tax impact of $33 million	—	7		2	137			144
Treasury shares acquired				(8)	(651)			(651)
Dividends declared			(529)					(529)
Other			—				21	21
Balance at June 30, 2016	364	$3,010	$6,419	(42)	$(2,759)	$(116)	$17	$6,571
The accompanying notes are an integral part of these consolidated statements.

49	Cardinal Health | Fiscal 2016 Form 10-K

Financial Statements

Consolidated Statements of Cash Flows

(in millions)	2016	2015	2014
Cash flows from operating activities:
Net earnings	$1,431	$1,215	$1,166
Earnings from discontinued operations, net of tax	—	(3)	(3)
Earnings from continuing operations	1,431	1,212	1,163

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	641	451	459
Loss on extinguishment of debt	—	60	—
Gain on sale of other investments	—	(5)	(32)
Impairments and (gain)/loss on disposal of assets, net	21	(19)	15
Share-based compensation	111	110	96
Provision for deferred income taxes	87	219	26
Provision for bad debts	73	52	42
Change in fair value of contingent consideration obligation	(16)	8	—
Change in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in trade receivables	(866)	(870)	925
Decrease/(increase) in inventories	(1,179)	(779)	142
Increase/(decrease) in accounts payable	2,815	1,948	(196)
Other accrued liabilities and operating items, net	(147)	153	(116)
Net cash provided by operating activities	2,971	2,540	2,524

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(3,614)	(503)	(519)
Additions to property and equipment	(465)	(300)	(249)
Purchase of available for sale securities and other investments	(200)	(342)	(129)
Proceeds from sale of available-for-sale securities and other investments	136	206	47
Proceeds from maturities of available-for-sale securities	50	37	—
Proceeds from divestitures and disposal of property and equipment and held for sale assets	13	53	—
Net cash used in investing activities	(4,080)	(849)	(850)

Cash flows from financing activities:
Payment of contingent consideration obligation	(25)	(7)	—
Net change in short-term borrowings	26	(12)	114
Net purchase of noncontrolling interests	(10)	—	—
Reduction of long-term obligations	(6)	(1,221)	(2)
Proceeds from long-term obligations, net of issuance costs	—	2,672	—
Net proceeds from share-based compensation	6	72	227
Excess tax benefits from share-based compensation	33	52	39
Dividends on common shares	(512)	(460)	(415)
Purchase of treasury shares	(651)	(1,036)	(673)
Net cash provided by/(used in) financing activities	(1,139)	60	(710)

Effect of exchange rates changes on cash and equivalents	(12)	—	—

Net increase/(decrease) in cash and equivalents	(2,260)	1,751	964
Cash and equivalents at beginning of period	4,616	2,865	1,901
Cash and equivalents at end of period	$2,356	$4,616	$2,865

Supplemental Information:
Cash payments for interest	$174	$150	$152
Cash payments for income taxes	635	529	632
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2016 Form 10-K	50

Notes to Financial Statements

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Cardinal Health, Inc. is a global integrated healthcare services and products company providing customized solutions for hospital systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices worldwide. The company provides clinically proven, medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency from hospital to home. Cardinal Health, Inc. connects patients, providers, payers, pharmacists, and manufacturers for integrated care coordination and better patient management. References to “we”, “our” and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2016, 2015 and 2014 in these consolidated financial statements are to the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
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
Cash Equivalents
We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables
Trade receivables are presented net of an allowance for doubtful accounts of $135 million at both June 30, 2016 and 2015. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 270 days to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and related accrued interest were $145 million (current portion $31 million) and $161 million (current portion $53 million) at June 30, 2016 and 2015, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable are reported net of an allowance for doubtful accounts of $19 million and $14 million at June 30, 2016 and 2015, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
Concentrations of Credit Risk
We maintain cash depository accounts with major banks, and we invest in high quality, short-term liquid instruments, and in marketable securities. Our short-term liquid instruments mature within three months and we have not historically incurred any related losses. Investments in marketable securities consist of a portfolio of high-grade instruments. Such investments are made only in instruments issued by highly-rated institutions, whose financial condition we monitor.
Our trade receivables and finance notes and related accrued interest are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the healthcare industry. Such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform regular credit evaluations of our customers’ financial conditions and maintain reserves for credit losses. Historically, such losses have been within our expectations. Refer to the "Receivables" section within this Note 1 for additional information on the accounting treatment of reserves for credit losses.
Major Customers
CVS Health Corporation ("CVS Health"), which is primarily serviced through our Pharmaceutical segment, is our only customer that individually accounts for at least 10 percent of revenue and gross trade receivables. The table below summarizes historical percent of revenue and gross trade receivables from CVS Health.

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2016	2015	2014	2016	2015
CVS Health	25%	27%	28%	22%	20%

51	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient (formerly Novation, LLC) and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 17 percent, 18 percent and 17 percent of revenue for fiscal 2016, 2015 and 2014, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A substantial portion of our inventories (58 percent at both June 30, 2016 and 2015) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
Our remaining inventory is stated at the lower of cost, using the first-in, first-out method, or market. If we had used the average cost method of inventory valuation for all inventory within the core pharmaceutical distribution facilities, the value of our inventories would not have changed in fiscal 2016 or 2015 because inventories valued at LIFO were $9 million and $114 million higher than the average cost value at June 30, 2016 and June 30, 2015, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2016 and 2015.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $79 million and $57 million at June 30, 2016 and 2015, respectively. We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory and age of on-hand inventory.
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
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation expense of $277 million, $254 million and $265 million for fiscal 2016, 2015 and 2014, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2016	2015
Land, building and improvements	$1,735	$1,465
Machinery and equipment	2,608	2,440
Furniture and fixtures	133	129
Total property and equipment, at cost	4,476	4,034
Accumulated depreciation and amortization	(2,680)	(2,528)
Property and equipment, net	$1,796	$1,506
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 3.38 percent at June 30, 2016. The amount of capitalized interest was immaterial for all periods presented.
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

Cardinal Health | Fiscal 2016 Form 10-K	52

Notes to Financial Statements

reporting unit and, if necessary, the estimation of the implied fair value of goodwill.
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division and Cardinal Health China - Pharmaceutical division); Nuclear Pharmacy Services division; Cardinal Health China - Pharmaceutical division; Medical operating segment (excluding our Cardinal Health at Home division and naviHealth division); Cardinal Health at Home division; and naviHealth division.
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.5 percent to 12.5 percent. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including forecasted operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2016, 2015 and 2014 and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
The impairment test for indefinite-lived intangibles other than goodwill (primarily in-process research and development ("IPR&D")) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. If the carrying amount of the indefinite-lived intangible exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. We estimate the fair value of our indefinite-lived intangibles under the income approach using a discounted cash flow model. We use our internal forecasts, which we believe are consistent with those of a market participant, to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for the indefinite-lived intangible including, among other factors, assumptions on regulatory approval for IPR&D.
Intangible assets with finite lives, primarily customer relationships; trademarks, trade names and patents; and developed technology, are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the asset over their estimated useful lives. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset group. Actual results may differ materially from those used in our forecasts.
Investments
Investments in non-marketable equity securities are accounted for under either the cost or equity method of accounting and are included in other assets in the consolidated balance sheets. For investments in which we can exercise significant influence, we use the equity method of accounting. Our share of the earnings and losses was immaterial, both individually and in the aggregate, for all periods presented and is recorded in other income, net in the consolidated statements of the earnings. We monitor investments for other-than-temporary impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
During fiscal 2014, we sold our minority equity interests in two investments for proceeds of $47 million, which resulted in a pre-tax gain of $32 million ($20 million, net of tax) included in other income, net in the consolidated statements of earnings.
Marketable securities are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are included within shareholders’ equity in accumulated other comprehensive income ("AOCI"). We monitor these securities for other-than-temporary impairment by considering factors such as the duration that, and the extent to which, the fair value is below cost, the operating performance and credit worthiness of the issuer of the securities and current economic and market conditions. See Note 5 for additional information regarding available-for-sale securities.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the

53	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

type of claim and status of review. Though the claim types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. All adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $62 million and $88 million at June 30, 2016 and 2015, respectively, excluding third-party returns. See separate section in Note 1 for a description of third-party returns.
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
Loss Contingencies
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. See Note 8 for additional information regarding loss contingencies.
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

Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income and net assets that is not attributable to Cardinal Health, Inc.
The redeemable noncontrolling interests relate to our ownership interest in naviHealth Holdings, LLC. ("naviHealth"), which we acquired during fiscal 2016. The redeemable noncontrolling interests are redeemable at the option of the third-party noncontrolling interest holders at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. As such, the noncontrolling interests have been presented as redeemable noncontrolling interests in our consolidated balance sheets. The noncontrolling interests will be adjusted each period for net earnings and dividends attributable to the noncontrolling interests and changes in the noncontrolling ownership interests, if any. An additional adjustment to the carrying value of the noncontrolling interests may be required if the redemption value under the terms of the agreement exceeds the carrying value. Changes in the carrying value of the noncontrolling interests related to a change in the redemption value will be recorded through retained earnings and will not affect net earnings attributable to Cardinal Health, Inc. See Note 2 and Note 12 for additional information regarding redeemable noncontrolling interests.
Share-Based Compensation
Share-based compensation provided to employees is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The fair value of stock options is determined on the grant date using a lattice valuation model. The fair value of restricted share units and performance share units is determined by the grant date market price of our common shares. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. The compensation expense recognized for share-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. We classify share-based compensation expense in distribution, selling, general and administrative ("SG&A") expenses to correspond with the same line item as the majority of the cash compensation paid to employees. If awards are modified in connection with a restructuring activity, the incremental share-based compensation expense is classified in restructuring and employee severance. See Note 16 for additional information regarding share-based compensation.
Dividends
We paid cash dividends per common share of $1.55, $1.37 and $1.21 in fiscal 2016, 2015 and 2014, respectively.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Cardinal Health | Fiscal 2016 Form 10-K	54

Notes to Financial Statements

Pharmaceutical Segment
The Pharmaceutical segment recognizes distribution revenue when title transfers to its customers and we have no further obligation to provide services related to such merchandise.
Revenue for deliveries that are directly shipped to customers from the manufacturer when we act as an intermediary in the ordering and delivery of products is recorded gross. This is in accordance with accounting standards addressing reporting revenue on a gross basis as a principal versus on a net basis as an agent. This revenue is recorded on a gross basis since we incur credit risk from the customer, bear the risk of loss for incomplete shipments and do not receive a separate fee or commission for the transaction and, as such, are the primary obligor. Revenue from these sales is recognized when title transfers to the customer and we have no further obligation to provide services related to such merchandise.
Radiopharmaceutical revenue is recognized upon delivery of the product to the customer and we have no further obligation to provide services related to such merchandise.
Medical Segment
The Medical segment recognizes revenue when title transfers to its customers and we have no further obligation to provide services related to such products.
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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2016 and 2015, the accrual for estimated sales returns and allowances was $386 million and $305 million, respectively, the impact of which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.2 billion, $2.0 billion and $1.7 billion, for fiscal 2016, 2015 and 2014, respectively.
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
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $504 million, $454 million and $430 million, for fiscal 2016, 2015 and 2014, respectively. Revenue received for shipping and handling was immaterial for all periods presented.
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
Amortization and Other Acquisition-Related Costs
We classify certain costs incurred in connection with acquisitions as amortization and other acquisition-related costs in our consolidated statements of earnings. These costs consist of amortization of acquisition-related intangible assets, transaction costs, integration costs and changes in the fair value of contingent consideration obligations. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations and, in the case of the Cordis business, to stand-up the systems and processes needed to support its global footprint. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in amortization and other acquisition-related costs. See Note 4 for additional information regarding amortization of acquisition-related intangible assets and Note 10 for additional information regarding contingent consideration.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2016 and 2015 are presented in Note 13. Foreign currency transaction gains and losses for the period are included in the

55	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

consolidated statements of earnings in their respective financial statement line item.
Interest Rate, Currency and Commodity Risk
All derivative instruments are recognized at fair value on the consolidated balance sheets and all changes in fair value are recognized in net earnings or shareholders’ equity through AOCI, net of tax.
For contracts that qualify for hedge accounting treatment, the hedge contracts must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized immediately in net earnings. If a fair value or cash flow hedge ceases to qualify for hedge accounting treatment, the contract continues to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value are recognized immediately in net earnings. If a forecasted transaction is probable not to occur, amounts previously deferred in AOCI are recognized immediately in net earnings. See Note 11 for additional information regarding our derivative instruments, including the accounting treatment for instruments designated as fair value, cash flow and economic hedges.
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
See Note 10 for additional information regarding fair value measurements.
Recent Financial Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance that will require entities to measure credit losses on trade and other receivables, held-to-maturity debt securities, loans and other instruments using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts. This guidance also requires that credit losses on available-for-sale debt securities with unrealized losses be recognized as allowances rather than as deductions in the amortized cost of the securities. This guidance will be effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of adoption on our consolidated financial statements.
In March 2016, the FASB issued amended accounting guidance that will change the accounting for certain aspects of share-based compensation to employees. The guidance requires all income tax effects of share-based awards to be recognized in the statement of earnings as awards vest or are settled. Additionally, the guidance increases the amount employers can withhold in shares to cover employee income taxes without requiring liability classification and allows a policy election for accounting for forfeitures. This guidance will be effective for us in the first quarter of fiscal 2018, with early adoption permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements and the timing of adoption.
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
In November 2015, the FASB issued amended accounting guidance that simplifies the accounting for income taxes. Under this amended guidance, deferred tax assets and liabilities must be classified as noncurrent on the balance sheet instead of separating deferred tax items into current and noncurrent amounts. We adopted this guidance on a prospective basis in the second quarter of fiscal 2016. In accordance with the adoption of this guidance, balances were not retrospectively adjusted. Upon adoption of this guidance, current deferred tax assets of $20 million and current deferred tax liabilities of $1.1 billion in our December 31, 2015 condensed consolidated balance sheet were reclassified as noncurrent. The adoption of this guidance had no impact on our consolidated statements of earnings, comprehensive income or cash flows.
In September 2015, the FASB issued amended accounting guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments on a retrospective basis. Under this amended guidance, the acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. We adopted this guidance in the second quarter of fiscal 2016. The adoption of this guidance did not materially impact our consolidated financial statements.

Cardinal Health | Fiscal 2016 Form 10-K	56

Notes to Financial Statements

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
In April 2015, the FASB issued amended accounting guidance that clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. If it is determined that a software license does not exist in the arrangement, the customer would account for this arrangement as a service contract. This amendment will be effective for us in the first quarter of fiscal 2017. We do not expect the adoption to have a material impact on our financial position or results of operations.
Also in April 2015, the FASB issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. This amendment will be effective for us in the first quarter of fiscal 2017. Adoption of the guidance would reclassify debt issuance costs from other assets to long-term obligations, less current portion within the consolidated balance sheet. We do not expect the adoption to have a material impact on our financial position or results of operations.
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

In April 2014, the FASB issued amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. We adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance did not impact our consolidated financial statements.
2. Acquisitions
During fiscal 2016, we completed several acquisitions, the most significant of which are described in more detail below. The pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.
Cordis
On October 2, 2015, we acquired Cordis from Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, for $1.9 billion using cash on hand and proceeds from our debt offering in June 2015. The acquisition of Cordis, a global manufacturer and distributor of interventional cardiology devices and endovascular solutions with operations in more than 50 countries, expands our Medical segment's portfolio of self-manufactured products and its geographic scope. We closed the Cordis acquisition in 20 principal countries on October 2, 2015, and acquired control of, as described in GAAP, and the rights to, the net economic benefit from the entire Cordis business in the remaining countries at that time. We are in the process of transitioning legal ownership in the remaining non-principal countries, which we expect to complete by the end of calendar 2017. The results for the entire Cordis business in all countries are included in the consolidated financial statements beginning October 2, 2015.
Transaction and integration costs associated with the acquisition of Cordis were $78 million and $44 million during fiscal 2016 and 2015, respectively, and are included in amortization and other acquisition-related costs in the consolidated statements of earnings.
naviHealth
On August 26, 2015, we acquired a 71 percent ownership interest in naviHealth for $238 million, net of cash acquired of $53 million. We funded the acquisition with cash on hand. The acquisition of naviHealth, a leader in post-acute care management solutions, expands our ability to serve hospitals, other healthcare providers, and payers. We consolidate the results of naviHealth in our consolidated financial statements and report its consolidated results in our Medical segment. The terms of the agreement provide us with the option to acquire any remaining noncontrolling interests at any time after the two-year anniversary of the closing. The third-party noncontrolling interest holders also hold an option, which allows them to sell their noncontrolling interests to us at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. Refer to Note 12 for further information on the redeemable noncontrolling interests. We also completed acquisitions within naviHealth during fiscal 2016 for $242 million, which were paid in cash.

57	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

Harvard Drug
On July 2, 2015, we completed the acquisition of The Harvard Drug Group ("Harvard Drug") for $1.1 billion using cash on hand and proceeds from our debt offering in June 2015. The acquisition of Harvard Drug, a distributor of generic pharmaceuticals, over-the-counter healthcare and related products to retail, institutional, and alternate care customers, enhances our Pharmaceutical segment's generic pharmaceutical distribution and related services businesses. Harvard Drug also repackages generic pharmaceuticals and over-the-counter healthcare products.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisitions of Cordis, naviHealth and Harvard Drug are not yet finalized and are subject to adjustment as we complete the valuation analysis for these acquisitions. The purchase prices were subject to adjustment based on working capital requirements as set forth in the acquisition agreements.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition dates for Cordis, naviHealth and Harvard Drug:

(in millions)	Cordis	naviHealth	Harvard Drug
Identifiable intangible assets:
Customer relationships (1)	$225	$38	$470
Trade names (2)	125	16	130
Developed technology (3)	395	61	—
In-process research and development (4)	55	—	—
Total identifiable intangible assets acquired	800	115	600

Cash and equivalents	—	53	44
Trade receivables	—	38	67
Inventories	207	—	49
Prepaid expenses and other	4	14	11
Property and equipment	97	5	16
Other assets	20	1	—
Accounts payable	(93)	(2)	(47)
Other accrued liabilities	(16)	(95)	(37)
Deferred income taxes and other liabilities	(7)	(48)	(188)
Redeemable noncontrolling interests	—	(119)	—
Total identifiable net assets/(liabilities) acquired	1,012	(38)	515
Goodwill	861	329	634
Total net assets acquired	$1,873	$291	$1,149

(1)	The weighted-average useful lives of customer relationships range from 4 to 13 years.

(2)	The weighted-average useful lives of trade names range from 10 to 17 years.

(3)	The weighted-average useful life of developed technology is 10 years.

(4)	Acquired in-process research and development intangible assets have an indefinite life.

3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

(in millions)	2016	2015	2014
Employee-related costs (1)	$15	$34	$13
Facility exit and other costs (2)	10	10	18
Total restructuring and employee severance	$25	$44	$31

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2013	$55	$2	$57
Additions	23	1	24
Payments and other adjustments	(54)	(3)	(57)
Balance at June 30, 2014	$24	$—	$24
Additions	34	1	35
Payments and other adjustments	(36)	(1)	(37)
Balance at June 30, 2015	$22	$—	$22
Additions	17	2	19
Payments and other adjustments	(24)	(1)	(25)
Balance at June 30, 2016	$15	$1	$16
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical	Total
Balance at June 30, 2014	$2,158	$2,720	$4,878
Goodwill acquired, net of purchase price adjustments	41	179	220
Foreign currency translation adjustments and other	—	(28)	(28)
Balance at June 30, 2015	$2,199	$2,871	$5,070
Goodwill acquired, net of purchase price adjustments	738	1,382	2,120
Foreign currency translation adjustments and other	(18)	(5)	(23)
Balance at June 30, 2016	$2,919	$4,248	$7,167

(1)	At June 30, 2016 the accumulated goodwill impairment loss was $829 million.
The increase in the Pharmaceutical segment goodwill during fiscal 2016 is primarily due to the Harvard Drug acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from synergies of integrating this business, the

Cardinal Health | Fiscal 2016 Form 10-K	58

Notes to Financial Statements

existing workforce of the acquired entity and the expected growth from new customers. The goodwill acquired in connection with the Harvard Drug acquisition is not deductible for tax purposes.
The increase in the Medical segment goodwill during fiscal 2016 is primarily due to the Cordis and naviHealth acquisitions. Goodwill recognized in connection with the Cordis acquisition primarily represents the expected benefits from synergies of integrating the business, the existing workforce of the acquired entity, the expected growth from new customers and the expected growth from improvements to existing technology. The majority of the goodwill acquired in connection with the acquisition of Cordis is deductible for tax purposes. Goodwill recognized in connection with the naviHealth acquisition primarily represents the existing workforce of the acquired entity, expected growth from new customers, new service offerings and the expected growth from improvements to existing technology. The goodwill acquired in connection with the naviHealth acquisition is not deductible for tax purposes.
See Note 2 for further discussion of these acquisitions.
Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2016
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$72	$—	$72	N/A
Total indefinite-life intangibles	72	—	72	N/A

Definite-life intangibles:
Customer relationships	1,946	737	1,209	9
Trademarks, trade names, and patents	508	140	368	13
Developed technology and other	808	198	610	8
Total definite-life intangibles	3,262	1,075	2,187	10
Total other intangible assets	$3,334	$1,075	$2,259	N/A

	2015
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and other	$14	$—	$14
Total indefinite-life intangibles	14	—	14

Definite-life intangibles:
Customer relationships	1,103	501	602
Trademarks, trade names, and patents	237	91	146
Developed technology and other	320	134	186
Total definite-life intangibles	1,660	726	934
Total other intangible assets	$1,674	$726	$948
Total amortization of intangible assets was $355 million, $191 million and $188 million for fiscal 2016, 2015 and 2014, respectively. Estimated annual amortization of intangible assets for fiscal 2017 through 2021 is as follows: $376 million, $345 million, $276 million, $250 million and $203 million.
5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. We held the following investments in marketable securities at fair value at June 30:

(in millions)	2016	2015
Current available-for-sale securities:
Commercial paper	$—	$4
Treasury bills	3	12
International bonds	2	2
Corporate bonds	58	34
U.S. agency bonds	6	5
Asset-backed securities	28	8
International equity securities	2	—
U.S. agency mortgage-backed securities	14	26
Total current available-for-sale securities	113	91
Long-term available-for-sale securities:
Treasury bills	10	—
International bonds	1	—
Corporate bonds	36	33
U.S. agency bonds	9	18
Asset-backed securities	17	41
U.S. agency mortgage-backed securities	14	10
Total long-term available-for-sale securities	87	102
Total available-for-sale securities	$200	$193
Gross unrealized gains and losses were immaterial at both June 30, 2016 and 2015. During fiscal 2016, 2015 and 2014 gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments. At June 30, 2016, the weighted-average effective maturity of our current and long-term investments was approximately 6 months and 15 months, respectively.

59	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions)	2016	2015
1.7% Notes due 2018	$405	$404
1.9% Notes due 2017	251	251
1.95% Notes due 2018	554	550
2.4% Notes due 2019	461	450
3.2% Notes due 2022	253	249
3.2% Notes due 2023	549	549
3.5% Notes due 2024	398	398
3.75% Notes due 2025	505	500
4.5% Notes due 2044	345	345
4.6% Notes due 2043	349	349
4.625% Notes due 2020	528	524
4.9% Notes due 2045	450	450
7.0% Debentures due 2026	124	124
7.8% Debentures due 2016	37	37
Other obligations	330	312
Total	$5,539	$5,492
Less: current portion of long-term obligations and other short-term borrowings	587	281
Long-term obligations, less current portion	$4,952	$5,211
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2017 through 2021 and thereafter are as follows: $587 million, $982 million, $3 million, $463 million, $529 million and $2,975 million.
Long-Term Debt
The 1.7%, 1.9%, 1.95%, 2.4%, 3.2%, 3.2%, 3.5%, 3.75%, 4.5%, 4.6%, 4.625% and 4.9% Notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% and 7.8% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $17 billion.
In June 2015, we sold $550 million aggregate principal amount of 1.95% Notes that mature on June 15, 2018, $500 million aggregate principal amount of 3.75% Notes that mature on September 15, 2025, and $450 million aggregate principal amount of 4.9% Notes that mature on September 15, 2045. We used the net proceeds from the offering to pay part of the purchase price to acquire Harvard Drug on July 2, 2015 and Cordis on October 2, 2015, as discussed further in Note 2.
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
The 1.7% Notes due 2018, 1.9% Notes due 2017, 1.95% Notes due 2018, 2.4% Notes due 2019, 3.2% Notes due 2022, 3.2% Notes due 2023, 3.5% Notes due 2024, 3.75% Notes due 2025, 4.5% Notes due 2044, 4.6% Notes due 2043, 4.625% Notes due 2020 and 4.9% Notes due 2045 require us to offer to purchase the notes at 101% of the principal amount plus accrued and unpaid interest if we undergo a change of control, as defined in the notes, and if the notes receive specified ratings below investment grade by each of Standard & Poors Ratings Services, Moodys Investors Service, Inc. and Fitch Ratings.
Other Financing Arrangements
In addition to cash and cash equivalents, our sources of liquidity include a revolving credit facility, which we increased from $1.5 billion at June 30, 2015 to $1.75 billion at June 30, 2016 and a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. The revolving credit facility exists largely to support issuances of commercial paper as well as other short-term borrowings for general corporate purposes. We had no outstanding balance under the revolving credit facility at June 30, 2016 and 2015, respectively. Availability on the revolving credit facility was reduced by outstanding letters of credit of $14 million and zero at June 30, 2016 and 2015, respectively. We had no outstanding borrowings from the commercial paper program at June 30, 2016 and 2015, respectively.
On November 3, 2014, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") until November 3, 2017 and increased the size of the facility from $700 million to $950 million. During fiscal 2016, we reduced the size of the committed receivables sales facility program from $950 million to $700 million in connection with the increase of credit under the revolving credit facility as noted above. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors. We had no outstanding balance under the committed receivable sales facility program at June 30, 2016 and 2015. Availability on the committed

Cardinal Health | Fiscal 2016 Form 10-K	60

Notes to Financial Statements

receivable sales facility program was reduced by outstanding letters of credit of $40 million and $41 million on June 30, 2016 and 2015, respectively.
Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated leverage ratio of no more than 3.25-to-1 and our committed receivables sales facility also requires us to maintain a consolidated interest coverage ratio, as of the end of any calendar quarter, of at least 4-to-1. As of June 30, 2016, we were in compliance with these financial covenants.
We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $699 million and $439 million at June 30, 2016 and 2015, respectively. The $330 million and $312 million balance of other obligations at June 30, 2016 and 2015, respectively, consisted of short-term borrowings and capital leases.
7. Income Taxes
The following table summarizes earnings from continuing operations before income taxes:

(in millions)	2016	2015	2014
U.S. Operations	$2,050	$1,733	$1,665
Non-U.S. Operations	226	234	133
Earnings from continuing operations before income taxes	$2,276	$1,967	$1,798
The following table summarizes the components of provision for income taxes from continuing operations:

(in millions)	2016	2015	2014
Current:
Federal	$611	$424	$521
State and local	74	83	51
Non-U.S.	73	29	37
Total current	$758	$536	$609

Deferred:
Federal	$96	$196	$24
State and local	12	24	3
Non-U.S.	(21)	(1)	(1)
Total deferred	87	219	26
Provision for income taxes	$845	$755	$635
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations:

	2016	2015	2014
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.5	4.1	2.2
Foreign tax rate differential	(0.6)	(2.4)	(1.2)
Nondeductible/nontaxable items	1.0	0.7	(0.2)
Other	0.2	1.0	(0.5)
Effective income tax rate	37.1%	38.4%	35.3%

The fiscal 2016 effective tax rate was impacted by net favorable discrete items of $29 million, which decreased the rate by 1.3 percentage points. There were no individually significant discrete items.
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
At June 30, 2016, we had $2.1 billion of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2016	2015
Deferred income tax assets:
Receivable basis difference	$44	$47
Accrued liabilities	133	138
Share-based compensation	56	53
Loss and tax credit carryforwards	193	197
Deferred tax assets related to uncertain tax positions	95	100
Other	46	50
Total deferred income tax assets	567	585
Valuation allowance for deferred income tax assets	(93)	(87)
Net deferred income tax assets	$474	$498

Deferred income tax liabilities:
Inventory basis differences	$(1,351)	$(1,344)
Property-related	(172)	(155)
Goodwill and other intangibles	(607)	(352)
Other	—	(2)
Total deferred income tax liabilities	$(2,130)	$(1,853)
Net deferred income tax liability	$(1,656)	$(1,355)

61	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2016 (5)	2015
Current deferred income tax asset (1)	$—	$22
Noncurrent deferred income tax asset (2)	42	17
Current deferred income tax liability (3)	—	(1,066)
Noncurrent deferred income tax liability (4)	(1,698)	(328)
Net deferred income tax liability	$(1,656)	$(1,355)

(1)	Included in prepaid expenses and other in the consolidated balance sheets.

(2)	Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.

(5)
In the second quarter of fiscal 2016, we adopted amended accounting guidance that deferred tax assets and liabilities should be classified as noncurrent on the consolidated balance sheet. See Note 1 for further discussion.

At June 30, 2016 we had gross federal, state and international loss and credit carryforwards of $199 million, $1.2 billion and $94 million, respectively, the tax effect of which is an aggregate deferred tax asset of $193 million. Substantially all of these carryforwards are available for at least three years. Approximately $92 million of the valuation allowance at June 30, 2016 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
We had $527 million, $542 million and $510 million of unrecognized tax benefits at June 30, 2016, 2015 and 2014, respectively. The June 30, 2016, 2015 and 2014 balances include $355 million, $357 million and $322 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2016	2015	2014
Balance at beginning of fiscal year	$542	$510	$650
Additions for tax positions of the current year	22	15	16
Additions for tax positions of prior years	42	69	94
Reductions for tax positions of prior years	(48)	(42)	(40)
Settlements with tax authorities	(30)	(10)	(210)
Expiration of the statute of limitations	(1)	—	—
Balance at end of fiscal year	$527	$542	$510
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of zero to $155 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2016, 2015 and 2014, we had $145 million, $169 million and $143 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During fiscal 2016 and 2014, we recognized $9 million and $46 million of benefit for interest and penalties in income tax expense, respectively. During fiscal 2015, we recognized $24 million of expense for interest and penalties in income tax expense.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2006 through the current fiscal year.
During fiscal 2014, the IRS closed audits of fiscal years 2003 through 2005. The IRS is currently conducting audits of fiscal years 2006 through 2014, and our transfer pricing arrangements continue to be under consideration as part of these audits. While the IRS has made and could make proposed adjustments to our transfer pricing arrangements, or other matters, we are defending our reported tax positions, and have accounted for the unrecognized tax benefits associated with our tax positions.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $172 million and $219 million at June 30, 2016 and 2015, respectively, and is included in other assets in the consolidated balance sheets.
8. Commitments, Contingent Liabilities and Litigation
Commitments
Operating Leases
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2016 for fiscal 2017 through 2021 and thereafter are as follows: $119 million, $100 million, $81 million, $67 million, $50 million and $127 million. Rental expense relating to operating leases was $126 million, $104 million and $107 million in fiscal 2016, 2015 and 2014, respectively. Sublease rental income was immaterial for all periods presented.
Generic Sourcing Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health with an initial term of 10 years. Red Oak Sourcing

Cardinal Health | Fiscal 2016 Form 10-K	62

Notes to Financial Statements

negotiates generic pharmaceutical supply contracts on behalf of both companies. We are required to pay 39 quarterly payments of $25.6 million to CVS Health which commenced in October 2014. Due to the achievement of predetermined milestones, the quarterly payment to CVS Health increased by $10 million beginning in fiscal 2016 and by an additional $10 million beginning in the first quarter of fiscal 2017, resulting in a maximum quarterly payment of $45.6 million.
Legal Proceedings
We become involved from time to time in disputes, litigation, and regulatory matters.
We may be named from time to time in qui tam actions, which are initiated by private third parties purporting to act on behalf of federal or state governments and which allege that false claims have been submitted or have been caused to be submitted for payment by the government. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own on behalf of the government.
From time to time, we receive subpoenas or requests for information from various government agencies relating to our business or to the business of a customer, supplier, or other industry participant. Most of these matters are resolved without incident; however, such subpoenas or requests can lead to the assertion of claims or the commencement of legal proceedings against us.
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a quality or regulatory issue, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, action by regulators, and product liability claims and lawsuits, including class actions.
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
With respect to the matters described below, we are unable to estimate a range of reasonably possible loss for matters for which there is no accrual, or additional loss for matters for which we have recorded an accrual, since damages or fines have not been specified or the proceedings are at stages where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to trial. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. However, the outcome of one or more of these matters could be material to our results of operations for a particular quarterly period.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our consolidated statements of earnings.
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to discuss a settlement with the U.S. Department of Justice. We incurred litigation charges of $3 million and $41 million for this matter during fiscal 2016 and 2015, respectively. Our total accrual for this matter at June 30, 2016 and 2015 was $44 million and $41 million, respectively, which is included in other accrued liabilities in the consolidated balance sheets.
State of West Virginia vs. Cardinal Health, Inc.
Since June 2012, the West Virginia Attorney General has filed complaints against a number of pharmaceutical wholesale distributors, including us. The complaints, which were filed in the Circuit Court of Boone County, West Virginia, allege, among other things, that the distributors failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act, and were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances. The complaints seek, among other things, injunctive and other equitable relief and monetary damages. We are vigorously defending ourselves in this matter.
Product Liability Lawsuits
We and our Cordis business have been named as defendants in product liability lawsuits, including at August 9, 2016, 18 lawsuits involving claims by approximately 180 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these matters.
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of class action antitrust lawsuits, in which we were a class member, of $80 million, $71 million and $24 million during fiscal 2016, 2015 and 2014, respectively.

63	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

9. Guarantees
In the ordinary course of business, we agree to indemnify certain other parties under acquisition and disposition agreements, customer agreements, intellectual property licensing agreements, and other agreements. Such indemnification obligations vary in scope and, when defined, in duration. In many cases, a maximum obligation is not explicitly stated, and therefore the overall maximum amount of the liability under such indemnification obligations cannot be reasonably estimated. Where appropriate, such indemnification obligations are recorded as a liability. Historically, we have not, individually or in the aggregate, made payments under these indemnification obligations in any material amounts. In certain circumstances, we believe that existing insurance arrangements, subject to the general deduction and exclusion provisions, would cover portions of the liability that may arise from these indemnification obligations. In addition, we believe that the likelihood of a material liability being triggered under these indemnification obligations is not probable.
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. See Note 10 for detail regarding contingent consideration obligations.
10. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$516	$—	$—	$516
Forward contracts (1)	—	19	—	19
Available-for-sale securities (2)	—	200	—	200
Other investments (3)	103	—	—	103
Liabilities:
Contingent Consideration (4)	—	—	(19)	(19)

	2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,809	$—	$—	$1,809
Forward contracts (1)	—	5	—	5
Available-for-sale securities (2)	—	193	—	193
Other investments (3)	111	—	—	111
Liabilities:
Contingent Consideration (4)	—	—	(53)	(53)

(1)
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

(2)
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

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2014	$12
Additions from acquisitions	40
Changes in fair value of contingent consideration (1)	8
Payment of contingent consideration	(7)
Balance at June 30, 2015	$53
Additions from acquisitions	7
Changes in fair value of contingent consideration (1)	(16)
Payment of contingent consideration	(25)
Balance at June 30, 2016	$19

(1)	Amount is included in amortization and other acquisition-related costs in the consolidated statements of earnings.
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
We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict

Cardinal Health | Fiscal 2016 Form 10-K	64

Notes to Financial Statements

counterparty credit guidelines and only enter into derivative instruments with major financial institutions that are investment grade or better. We do not have significant exposure to any one counterparty and we believe the risk of loss is remote. Additionally, we do not require collateral under these agreements.
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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2016	2015
Assets:
Foreign currency contracts (1)	$1	$3
Pay-floating interest rate swaps (2)	33	8
Pay-floating interest rate swaps (1)	1	—
Total assets	$35	$11

Liabilities:
Foreign currency contracts (3)	$3	$2
Forward interest rate swaps (4)	10	—
Pay-floating interest rate swaps (4)	—	1
Commodity contracts (3)	2	2
Commodity contracts (4)	1	1
Total liabilities	$16	$6

(1) Included in prepaid expenses and other in the consolidated balance sheets.
(2) Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
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
During fiscal 2016, we entered into pay-floating interest rate swaps with total notional amounts of $600 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the consolidated balance sheets.
During fiscal 2016, we terminated notional amounts of $250 million of pay-floating interest rate swaps that were previously designated as fair value hedges.
During fiscal 2015, we entered into pay-floating interest rate swaps with total notional amounts of $1,050 million, of which $250 million and $450 million was in connection with the registered debt offerings in June 2015 and November 2014, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the consolidated balance sheets.
Also during fiscal 2015, we terminated notional amounts of $875 million of pay-floating interest rate swaps in connection with the debt redemption in December 2014 as described in Note 6. These swaps were previously designated as fair value hedges.

65	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2016
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,963	Jun 2017	-	Sep 2025

	2015
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,613	Jun 2017	-	Jun 2022
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2016	2015	2014
Pay-floating interest rate swaps (1) (2)	$23	$14	$23
Fixed-rate debt (1)	(23)	(14)	(23)
(1) Included in interest expense, net in the consolidated statements of earnings.

(2)	Fiscal 2015 excludes $22 million fair value adjustment to the previously terminated interest rate swaps as a result of the December 2014 debt extinguishment as disclosed in Note 6.
There was no ineffectiveness associated with these derivative instruments for any periods presented.
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
During fiscal 2016 and 2015 we entered into forward interest rate swaps with a total notional amount of $300 million and $850 million, respectively, to hedge probable, but not firmly committed, future transactions associated with our debt.
Additionally, during fiscal 2015 we terminated $1,150 million in forward interest rate swaps that were previously designated as cash-flow hedges.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2016 and 2015, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, Thai baht, Chinese renminbi and euro.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.

The following tables summarize the outstanding cash flow hedges at June 30:

	2016
(in millions)	Notional Amount	Maturity Date
Forward interest rate swaps	$300	Jun 2018	-	Jun 2028
Foreign currency contracts	183	Jul 2016	-	Jun 2017
Commodity contracts	22	Jul 2016	-	Mar 2019

	2015
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	146	Jul 2015	-	Jun 2016
Commodity contracts	22	Jul 2015	-	Mar 2018
The following table summarizes the gain/(loss) included in AOCI for derivative instruments designated as cash flow hedges at June 30:

(in millions)	2016	2015
Forward interest rate swaps	$(10)	$—
Commodity contracts	(3)	(3)
Foreign currency contracts	(4)	2
The following table summarizes the gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2016	2015	2014
Foreign currency contracts (1)	$1	$1	$—
Foreign currency contracts (2)	5	4	2
Foreign currency contracts (3)	(3)	(2)	1
Commodity contracts (3)	(5)	(1)	—

(1)	Included in revenue in the consolidated statements of earnings.

(2)	Included in cost of products sold in the consolidated statements of earnings.

(3)	Included in SG&A expenses in the consolidated statements of earnings.
The amount of ineffectiveness associated with these derivative instruments was immaterial for all periods presented.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The principal currencies managed through foreign currency contracts are the Canadian dollar, Mexican peso, euro, Thai baht and Chinese renminbi.

Cardinal Health | Fiscal 2016 Form 10-K	66

Notes to Financial Statements

The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2016
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$492	Jul 2016	-	Jul 2016

	2015
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$398	Jul 2015	-	Jul 2015
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2016	2015	2014
Foreign currency contracts (1)	$(17)	$(45)	$12

(1)	Included in other income, net in the consolidated statements of earnings.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2016 and 2015 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2016	2015
Estimated fair value	$5,780	$5,521
Carrying amount	5,539	5,492
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2016		2015
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$1,963	$34	$1,613	$7
Foreign currency contracts	675	(2)	544	1
Forward interest rate swaps	300	(10)	—	—
Commodity contracts	22	(3)	22	(3)
12. Redeemable Noncontrolling Interests
In connection with the acquisition of a 71 percent ownership interest in naviHealth during fiscal 2016 as described in Note 2, we recognized redeemable noncontrolling interests with a fair value of $119 million at the acquisition date. At June 30, 2016, our ownership interest in naviHealth was 82 percent. The increase in our ownership interest was due to an additional capital contribution in connection with an acquisition by naviHealth.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)
Balance at June 30, 2015	$—
Redeemable noncontrolling interests acquired	119
Net earnings attributable to redeemable noncontrolling interests	1
Net purchase of redeemable noncontrolling interests	(3)
Balance at June 30, 2016	$117
13. Shareholders' Equity
At June 30, 2016 and 2015, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2016 and 2015.
We repurchased $2.4 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2016, 2015 and 2014, as described below. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2016, we repurchased 8.2 million common shares having an aggregate cost of $651 million. The average price paid per common share was $78.98.
During fiscal 2015, we repurchased 13.1 million common shares having an aggregate cost of $1.0 billion. The average price paid per common share was $79.02.
During fiscal 2014, we repurchased 9.9 million common shares having an aggregate cost of $673 million. The average price paid per common share was $67.85.

67	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in the balance of accumulated other comprehensive income/(loss) by component and in total:

(in millions)	Foreign Currency Translation Adjustments and other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2014	$63	$7	$70

Other comprehensive income/(loss), net of tax before reclassifications	(104)	9	(95)
Amounts reclassified to earnings	—	2	2
Total other comprehensive income/(loss), net of tax of $7 million	(104)	11	(93)
Balance at June 30, 2015	$(41)	$18	$(23)

Other comprehensive loss, net of tax before reclassifications	(82)	(9)	(91)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss, net of tax of $6 million	(82)	(11)	(93)
Balance at June 30, 2016	$(123)	$7	$(116)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during fiscal 2016 and 2015.

14. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2016	2015	2014
Earnings from continuing operations	$1,431	$1,212	$1,163
Net earnings attributable to noncontrolling interest	(4)	—	—
Net earnings from continuing operations attributable to Cardinal Health, Inc.	1,427	1,212	1,163
Earnings from discontinued operations, net of tax	—	3	3
Net earnings attributable to Cardinal Health, Inc.	$1,427	$1,215	$1,166

Weighted-average common shares–basic	327	332	341

Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	3	3	4
Weighted-average common shares–diluted	330	335	345

Basic earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.36	$3.65	$3.41
Discontinued operations	—	0.01	0.01
Net basic earnings per common share attributable to Cardinal Health, Inc.	$4.36	$3.66	$3.42

Diluted earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.32	$3.61	$3.37
Discontinued operations	—	0.01	0.01
Net diluted earnings per common share attributable to Cardinal Health, Inc.	$4.32	$3.62	$3.38
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive for fiscal 2016, 2015 and 2014 were 2 million, 1 million and zero, respectively.
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
The Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical, over-the-counter healthcare and consumer products in the United States. This segment also operates nuclear pharmacies and cyclotron facilities, provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers, provides services to healthcare companies supporting the development, marketing, and distribution of specialty pharmaceutical products, and

Cardinal Health | Fiscal 2016 Form 10-K	68

Notes to Financial Statements

repackages generic pharmaceuticals and over-the-counter healthcare products. This segment also imports and distributes pharmaceuticals, over-the-counter healthcare and consumer products as well as provides specialty pharmacy and other services in China.
The Medical segment distributes a broad range of medical, surgical and laboratory products and provides services to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China. This segment distributes medical products to patients in the home in the United States. This segment also manufactures, sources and develops our own Cardinal Health brand medical and surgical products, which are sold directly or through third-party distributors in the United States, Canada, Europe and other regions internationally. This segment also provides post-acute care management and transition services and software to hospitals, other healthcare providers, and payers.
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2016	2015	2014
Pharmaceutical	$109,131	$91,116	$80,110
Medical	12,430	11,395	10,962
Total segment revenue	121,561	102,511	91,072
Corporate (1)	(15)	20	12
Total revenue	$121,546	$102,531	$91,084

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general, and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology, and legal and compliance. The results attributable to noncontrolling interests of consolidated entities are recorded within segment profit. Corporate expenses are allocated to the segments based on headcount, level of benefit provided, and other ratable allocation methodologies.
We do not allocate the following items to our segments: LIFO inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other income, net; interest expense, net; loss on extinguishment of debt; and provision for income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $34 million, $26 million and $33 million for fiscal 2016, 2015 and 2014, respectively.
Beginning in fiscal 2016, we changed our methodology for allocating certain portions of enterprise-wide incentive compensation expenses among Corporate and the segments. This change did not impact consolidated operating earnings or net earnings and did not materially impact either segment during fiscal 2016.
The following tables present segment profit by reportable segment and Corporate:

(in millions)	2016	2015	2014
Pharmaceutical	$2,488	$2,094	$1,745
Medical	457	433	444
Total segment profit	2,945	2,527	2,189
Corporate	(486)	(366)	(304)
Total operating earnings	$2,459	$2,161	$1,885
The following tables present depreciation and amortization and additions to property and equipment by reportable segment and Corporate:

(in millions)	2016	2015	2014
Pharmaceutical	$128	$124	$128
Medical	136	119	130
Corporate	377	208	201
Total depreciation and amortization	$641	$451	$459

(in millions)	2016	2015	2014
Pharmaceutical	$88	$90	$72
Medical	96	87	72
Corporate	281	123	105
Total additions to property and equipment	$465	$300	$249
The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2016	2015	2014
Pharmaceutical	$20,662	$17,385	$15,361
Medical	10,236	7,095	6,768
Corporate	3,224	5,662	3,904
Total assets	$34,122	$30,142	$26,033
The following tables present revenue and property and equipment, net by geographic area:

(in millions)	2016	2015	2014
United States	$116,864	$98,435	$87,449
International	4,682	4,096	3,635
Total revenue	$121,546	$102,531	$91,084

69	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

(in millions)	2016	2015	2014
United States	$1,558	$1,327	$1,301
International	238	179	158
Property and equipment, net	$1,796	$1,506	$1,459

16. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2016, 20 million shares remain available for future grants under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 8 million shares could be issued under awards other than stock options while 20 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest.
The following table provides total share-based compensation expense by type of award:

(in millions)	2016	2015	2014
Restricted share unit expense	$69	$69	$62
Employee stock option expense	21	21	21
Performance share unit expense	21	20	13
Total share-based compensation expense from continuing operations	$111	$110	$96
The total tax benefit related to share-based compensation was $38 million, $38 million and $33 million for fiscal 2016, 2015 and 2014, respectively.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2014	10	$39.16
Granted	1	72.15
Exercised	(3)	36.21
Canceled and forfeited	—	—
Outstanding at June 30, 2015	8	46.50
Granted	1	84.11
Exercised	(2)	39.06
Canceled and forfeited	—	—
Outstanding at June 30, 2016	7	$54.09
Exercisable at June 30, 2016	5	$42.82
The following table provides additional detail related to stock options:

(in millions, except per share amounts)	2016	2015	2014
Aggregate intrinsic value of outstanding options at period end	$181	$281	$282
Aggregate intrinsic value of exercisable options at period end	161	193	185
Aggregate intrinsic value of exercised options	63	132	155
Net proceeds from share-based compensation	6	72	227
Excess tax benefits from share based compensation	33	52	39
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	22	23	24
Total fair value of shares vested during the year	20	20	20
Weighted-average grant date fair value per stock option	17.40	15.80	10.32

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

Cardinal Health | Fiscal 2016 Form 10-K	70

Notes to Financial Statements

The following table provides the range of assumptions used to estimate the fair value of stock options:

	2016			2015			2014
Risk-free interest rate	1.5%	-	1.9%	1.8%	-	2.1%	1.9%	-	2.0%
Expected volatility	23%			26%			27%
Dividend yield	1.8%	-	2.0%	1.7%	-	1.9%	1.8%	-	2.4%
Expected life in years	7			7			6
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	3	$45.65
Granted	1	72.33
Vested	(1)	44.94
Canceled and forfeited	—	—
Nonvested at June 30, 2015	3	59.69
Granted	1	83.89
Vested	(2)	54.29
Canceled and forfeited	—	—
Nonvested at June 30, 2016	2	$71.73
The following table provides additional data related to restricted share unit activity:

(in millions)	2016	2015	2014
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$79	$77	$75
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$65	$61	$55
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	0.9	$44.41
Granted	0.2	71.63
Vested (1)	(0.2)	41.59
Canceled and forfeited	—	—
Nonvested at June 30, 2015	0.9	$50.31
Granted	0.3	84.26
Vested (2)	(0.4)	39.81
Canceled and forfeited	—	—
Nonvested at June 30, 2016	0.8	$63.96
(1) Vested based on achievement of 120 percent of the target performance goal.
(2) Vested based on achievement of 133 percent of the target performance goal.

The following table provides additional data related to performance share unit activity:

(in millions)	2016	2015	2014
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$17	$16	$15
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$16	$8	$7
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement savings plans was $84 million, $91 million and $75 million for fiscal 2016, 2015 and 2014, respectively.

71	Cardinal Health | Fiscal 2016 Form 10-K

Notes to Financial Statements

17. Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for fiscal 2016 and 2015. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016
Revenue	$28,055	$31,445	$30,662	$31,384
Gross margin (1)	1,579	1,609	1,689	1,665
Distribution, selling, general and administrative expenses	842	922	914	970
Earnings from continuing operations	384	326	386	335
Earnings from discontinued operations, net of tax	—	—	—	—
Net earnings	384	326	386	335
Less: Net earnings attributable to noncontrolling interests	(1)	—	—	(2)
Net earnings attributable to Cardinal Health, Inc.	383	326	386	333

Net earnings from continuing operations attributable to Cardinal Health, Inc. per common share:
Basic	$1.17	$0.99	$1.18	$1.03
Diluted	1.15	0.98	1.17	1.02

(1)	Gross margin is impacted by LIFO benefit/(charges) of ($39) million, ($12) million and $51 million in the second, third and fourth quarter, respectively.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
Revenue	$24,070	$25,537	$25,375	$27,547
Gross margin	1,341	1,454	1,459	1,458
Distribution, selling, general and administrative expenses	775	815	803	847
Earnings from continuing operations	266	289	365	293
Earnings from discontinued operations, net of tax	—	—	—	2
Net earnings	266	289	365	295
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Cardinal Health, Inc.	266	289	365	295

Net earnings from continuing operations attributable to Cardinal Health, Inc. per common share:
Basic	$0.79	$0.87	$1.10	$0.89
Diluted	0.78	0.86	1.09	0.88

18. Subsequent Events
We repurchased 3 million common shares having an aggregate cost of $250 million from July 1, 2016 through August 5, 2016. The average price paid per common share was $81.45. We funded the repurchases with available cash.

Cardinal Health | Fiscal 2016 Form 10-K	72

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts (1)

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (2)	Charged to Other Accounts (3)	Deductions (4)	Balance at End of Period
Fiscal 2016
Accounts receivable	$135	$72	$2	$(74)	$135
Finance notes receivable	14	6	—	(1)	19
Sales returns and allowances	305	2,207	—	(2,126)	386
Other	1	—	—	—	1
	$455	$2,285	$2	$(2,201)	$541

Fiscal 2015
Accounts receivable	$137	$59	$5	$(66)	$135
Finance notes receivable	18	—	—	(4)	14
Sales returns and allowances	273	1,988	—	(1,956)	305
Other	1	—	—	—	1
	$429	$2,047	$5	$(2,026)	$455

Fiscal 2014
Accounts receivable	$134	$51	$2	$(50)	$137
Finance notes receivable	17	—	2	(1)	18
Sales returns and allowances	291	1,735	—	(1,753)	273
Other	1	—	—	—	1
	$443	$1,786	$4	$(1,804)	$429

(1)	Amounts included herein pertain to the continuing operations of the Company.

(2)
Fiscal 2016, 2015 and 2014 include $5 million, $7 million and $9 million, respectively, for reserves related to customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings.

(3)	Recoveries of amounts provided for or written off in prior years were $2 million, $1 million and $3 million for fiscal 2016, 2015 and 2014, respectively.

(4)	Write-off of uncollectible accounts or actual sales returns.

73	Cardinal Health | Fiscal 2016 Form 10-K

Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers and Corporate Governance
The following is a list of our executive officers:

Name	Age	Position
George S. Barrett	61	Chairman and Chief Executive Officer
Michael C. Kaufmann	53	Chief Financial Officer
Donald M. Casey, Jr.	56	Chief Executive Officer, Medical segment
Jon L. Giacomin	51	Chief Executive Officer, Pharmaceutical segment
Pamela O. Kimmet	58	Chief Human Resources Officer
Craig S. Morford	57	Chief Legal and Compliance Officer
Patricia B. Morrison	57	Executive Vice President, Customer Support Services and Chief Information Officer
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
Ms. Kimmet has served as Chief Human Resources Officer since June 2016. Prior to joining us, Ms. Kimmet served as Senior Vice President, Human Resources at Coca-Cola Enterprises, Inc. from October 2010 to June 2016.
Mr. Morford has served as Chief Legal and Compliance Officer since May 2009.
Ms. Morrison has served as Executive Vice President, Customer Support Services and Chief Information Officer since June 2011, and prior to that was Executive Vice President and Chief Information Officer from August 2009 until June 2011.
We have adopted Standards of Business Conduct that apply to all of our directors, officers and employees. The Standards of Business Conduct outline our corporate values and standards of integrity and behavior and are designed to protect and promote our reputation. The full text of the Standards of Business Conduct is posted on our website at www.cardinalhealth.com under “About Us — Corporate Citizenship — Ethics and Governance — Ethics and Compliance.”
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
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2016 Annual Meeting of Shareholders (our “2016 Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

Cardinal Health | Fiscal 2016 Form 10-K	74

Exhibits

Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	73
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

Exhibit Number	Exhibit Description
2.1
Final Binding Offer dated March 1, 2015 by and between Cardinal Health, Inc. and Ethicon, Inc. (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 2, 2015, File No. 1-11373)

2.2
Stock and Asset Purchase Agreement, dated March 1, 2015 between Ethicon, Inc. and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on May 28, 2015, File No. 1-11373)

2.3
Amendment No. 1, dated as of October 2, 2015, to the Stock and Asset Purchase Agreement, dated as of March 1, 2015, by and between Ethicon, Inc. and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 1-11373)

2.4
Letter Agreement between Ethicon, Inc. and Cardinal Health, Inc., dated May 29, 2015 relating to mechanics of agreeing to purchase price allocation (incorporated by reference to Exhibit 2.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, File No. 1-11373)

3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on June 30, 2016, File No. 1-11373)
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

4.3.2	4.625% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2010, File No. 1-11373)
4.3.3	1.900% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.3.4	3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.3.5	1.700% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.6	3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.7	4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.3.8	2.400% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)

75	Cardinal Health | Fiscal 2016 Form 10-K

Exhibits

4.3.9	3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.3.10	4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.3.11	1.950% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.3.12	3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.3.13	4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
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

10.4.2
First Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.4.3
Second Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11373)*

10.4.4
Third Amendment to Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11373)*

Cardinal Health | Fiscal 2016 Form 10-K	76

Exhibits

10.4.5
Fourth Amendment to the Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-11373)*

10.4.6
Fifth Amendment to the Cardinal Health Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-11373)*

10.4.7
Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-11373)*

10.5	Cardinal Health, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Periodic Report on Form 8-K filed on November 10, 2014, File No. 1-11373)*
10.6
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.7.1
Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 6, 2012, File No. 1-11373)*

10.7.2
Amendment, dated August 5, 2015, to Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.7.3
Amended and Restated Aircraft Time Sharing Agreement, effective February 5, 2014, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-11373)*

10.7.4
Aircraft Time Sharing Agreement, effective August 5, 2015, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.8
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.9
Confidentiality and Business Protection Agreement, effective as of April 9, 2012, between Cardinal Health, Inc. and Donald M. Casey Jr. (incorporated by reference to Exhibit 10.14.1 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.10
Confidentiality and Business Protection Agreement, effective as of September 9, 2014, between Cardinal Health, Inc. and Jon L. Giacomin (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)*

10.11.1
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.11.2
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual executive officers (incorporated by reference to Exhibit 10.39 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.12.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.3
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.4
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.5
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.6
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.7
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.8
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.12
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.13
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.14
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.15
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.12.16
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

77	Cardinal Health | Fiscal 2016 Form 10-K

Exhibits

10.13.1
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

10.13.2	Amendment No. 1 to Five-Year Credit Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on June 5, 2013, File No. 1-11373)
10.13.3
Amended and Restated Five-Year Credit Agreement, dated as of June 16, 2016, among Cardinal Health, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, Joint Lead Arranger and Joint Book Manager, Bank of America, N.A. as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Joint Lead Arranger and Joint Book Manager, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Joint Book Manager (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on June 21, 2016, File No. 1-11373)

10.14.1
Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.14.2
First Amendment to Tax Matters Agreement, dated as of May 28, 2012, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.20.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

Cardinal Health | Fiscal 2016 Form 10-K	78

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	29
1A	Risk Factors	35
1B	Unresolved Staff Comments	N/A
2	Properties	39
3	Legal Proceedings	39
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
6	Selected Financial Data	26
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
7A	Quantitative and Qualitative Disclosures about Market Risk	27
8	Financial Statements and Supplementary Data	45
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	42
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	74
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)
13	Certain Relationships and Related Transactions, and Director Independence	(c)
14	Principal Accounting Fees and Services	(d)

	Part IV
15	Exhibits, Financial Statement Schedules	75
	Signatures	80

N/A	Not applicable
(a)
The information called for by Item 11 of Form 10-K is incorporated by reference to our 2016 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

(b)	The information called for by Item 12 of Form 10-K is incorporated by reference to our 2016 Proxy Statement under the captions “Share Ownership Information” and “Equity Compensation Plan Information.”
(c)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2016 Proxy Statement under the caption "Corporate Governance."
(d)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2016 Proxy Statement under the caption “Audit Committee Report and Audit Matters.”

79	Cardinal Health | Fiscal 2016 Form 10-K

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2016.

Cardinal Health, Inc.

By:	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 12, 2016.

Name	Title
/s/ GEORGE S. BARRETT	Chairman and Chief Executive Officer and Director (principal executive officer)
George S. Barrett

/s/ MICHAEL C. KAUFMANN	Chief Financial Officer (principal financial officer)
Michael C. Kaufmann

/s/ STUART G. LAWS	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Stuart G. Laws

/s/ DAVID J. ANDERSON	Director
David J. Anderson

/s/ COLLEEN F. ARNOLD	Director
Colleen F. Arnold

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ CLAYTON M. JONES	Director
Clayton M. Jones

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ DAVID P. KING	Director
David P. King

Cardinal Health | Fiscal 2016 Form 10-K	80

Additional Information

Corporate and investor information

Corporate offices
Cardinal Health
7000 Cardinal Place
Dublin, Ohio 43017
614.757.5000
www.cardinalhealth.com
Twitter: @CardinalHealth

Common shares
Cardinal Health common shares are listed on the New York Stock Exchange under the ticker symbol "CAH" and are a component of the Standard & Poor's 500 Index.

Annual meeting
The 2016 Annual Meeting of Shareholders will be held at 8 a.m. local time on November 3, 2016, at Cardinal Health headquarters in Dublin, Ohio. Shareholders are cordially invited to attend.

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

For non-investor related inquiries, please call the company's main telephone number at 614.757.5000.

Fiscal 2016 cash dividend declarations

Fiscal quarter	Record date	Payment date	Per common share amount
1st	October 1, 2015	October 15, 2015	$0.3870
2nd	January 2, 2016	January 15, 2016	$0.3870
3rd	April 1, 2016	April 15, 2016	$0.3870
4th	July 1, 2016	July 15, 2016	$0.4489

81	Cardinal Health | Fiscal 2016 Form 10-K