Form 10-Q
period 2016-09-30
CARDINAL HEALTH INC
filed 2016-11-02
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 27, 2016, was the following: 320,063,302.

Cardinal Health Q1 Fiscal 2017 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a globally integrated healthcare services and products company providing customized solutions for hospital systems, pharmacies, ambulatory surgery centers, clinical laboratories and physicians' offices. We provide clinically proven medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists, and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in the document, which may be identified by the words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (our “2016 Form 10-K”). Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
Non-GAAP Financial Measures

In the "Overview of Consolidated Results" section of MD&A, we use financial measures that are derived from our consolidated financial data but are not presented in our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These measures are considered "non-GAAP financial measures" under the Securities and Exchange Commission ("SEC") rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this Form 10-Q.

1	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at September 30, 2016 and June 30, 2016, and in our condensed consolidated statements of earnings for the three months ended September 30, 2016 and 2015. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2016 Form 10-K.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	2

MD&A	Overview

Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2016 was $32.0 billion, a 14 percent increase, due primarily to sales growth from new and existing pharmaceutical distribution customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended September 30,
(in millions)	2016	2015	Change
GAAP	$535	$620	(14)%
Restructuring and employee severance	9	12
Amortization and other acquisition-related costs	122	105
Impairments and (gain)/loss on disposal of assets	3	—
Litigation (recoveries)/charges, net	1	—
Non-GAAP	$669	$737	(9)%
The sum of the components may not equal the total due to rounding.
During the three months ended September 30, 2016, GAAP operating earnings decreased 14 percent to $535 million and non-GAAP operating earnings decreased 9 percent to $669 million. The decreases in both GAAP and non-GAAP operating earnings were due to generic pharmaceutical customer pricing changes, reduced levels of branded pharmaceutical inflation and the loss of a large pharmaceutical distribution customer. These were partially offset by other aspects of our Pharmaceutical segment generics program, which exclude the above-mentioned pricing changes.

3	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2016	2015	Change
GAAP	$0.96	$1.15	(17)%
Restructuring and employee severance	0.02	0.02
Amortization and other acquisition-related costs	0.25	0.21
Impairments and (gain)/loss on disposal of assets	0.01	—
Litigation (recoveries)/charges, net	—	—
Non-GAAP	$1.24	$1.38	(10)%
The sum of the components may not equal the total due to rounding.
During the three months ended September 30, 2016, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS") decreased 17 percent to $0.96 per share and non-GAAP diluted EPS decreased 10 percent to $1.24 per share. GAAP and non-GAAP diluted EPS decreased primarily due to the factors impacting GAAP and non-GAAP operating earnings.

Cash and Equivalents

Our cash and equivalents balance was $2.0 billion at September 30, 2016 compared to $2.4 billion at June 30, 2016. The decrease in cash and equivalents during the three months ended September 30, 2016 was driven by $250 million paid for share repurchases, $149 million paid in dividends and $100 million in capital expenditures, offset in part by net cash provided by operating activities of $104 million.

Significant Developments
Acquisitions

On October 2, 2015, we completed the acquisition of the Cordis business from Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson, for $1.9 billion. The acquisition of Cordis, a global manufacturer and distributor of interventional cardiology devices and endovascular solutions with operations in more than 50 countries, expands our Medical segment's portfolio of self-manufactured products and its geographic scope.
Trends

Within our Pharmaceutical segment, we now expect fiscal 2017 segment profit to be less than fiscal 2016 segment profit due to the factors described below under "Results of Operations" that impacted results in the three months ended September 30, 2016. However, as is generally the case, the frequency, timing, magnitude, and profit impact of pharmaceutical customer pricing changes and branded and generic pharmaceutical manufacturer pricing changes remains uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2017 could be more or less than we expect.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	4

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2016	2015	Change
Pharmaceutical	$28,762	$25,140	14%
Medical	3,279	2,919	12%
Total segment revenue	32,041	28,059	14%
Corporate	(2)	(4)	N.M.
Total revenue	$32,039	$28,055	14%

Pharmaceutical Segment
Pharmaceutical segment revenue growth for the three months ended September 30, 2016 was primarily due to $3.9 billion in sales growth from new and existing pharmaceutical distribution customers, including the on-boarding of a new mail order customer.

Medical Segment
Medical segment revenue growth for the three months ended September 30, 2016 was due to acquisitions, which contributed $194 million, and sales growth from new and existing customers.

Cost of Products Sold

Cost of products sold increased $4.0 billion (15 percent) compared to the prior-year period, as a result of the same factors affecting the change in revenue and gross margin.

5	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

MD&A	Results of Operations

Gross Margin

	Three Months Ended September 30,
(in millions)	2016	2015	Change
Gross margin	$1,590	$1,579	1%
Gross margin during the three months ended September 30, 2016 was essentially flat versus the prior-year period.
Acquisitions and additional sales to new and existing pharmaceutical distribution customers increased gross margin by $116 million and $109 million, respectively. These were partially offset by the loss of a large pharmaceutical distribution customer.

Gross margin as a percent of revenue declined 67 basis points during the three months ended September 30, 2016 due to generic pharmaceutical customer pricing changes and changes in product mix resulting from the on-boarding of a new mail order customer. While the new mail order customer contributes positively to gross margin dollars it has a dilutive impact on our overall gross margin rate.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2016	2015	Change
SG&A expenses	$920	$842	9%

The increase in SG&A expenses during the three months ended September 30, 2016 was due to the impact of acquisitions ($95 million).

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	6

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2016	2015	Change
Pharmaceutical	$534	$657	(19)%
Medical	127	101	26%
Total segment profit	661	758	(13)%
Corporate	(126)	(138)	9%
Total consolidated operating earnings	$535	$620	(14)%

Pharmaceutical Segment Profit
The decrease in Pharmaceutical segment profit during the three months ended September 30, 2016 was largely due to generic pharmaceutical customer pricing changes. Reduced levels of branded pharmaceutical inflation and the loss of a large pharmaceutical distribution customer beginning April 1, 2016 also contributed to the decrease in Pharmaceutical segment profit. These were partially offset by other aspects of our generics program, which exclude the above-mentioned pricing changes.

Medical Segment Profit
The increase in Medical segment profit during the three months ended September 30, 2016 was primarily due to acquisitions and contributions from Cardinal Health Brand products.

7	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions)	2016	2015
Restructuring and employee severance	$9	$12
Amortization and other acquisition-related costs	122	105
Impairments and (gain)/loss on disposal of assets, net	3	—
Litigation (recoveries)/charges, net	1	—
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $101 million and $67 million for the three months ended September 30, 2016 and 2015, respectively.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2016	2015	Change
Other (income)/expense, net	$(3)	$8	N.M.
Interest expense, net	44	44	—%

Provision for Income Taxes

During the three months ended September 30, 2016 and 2015, the effective tax rate was 37.3 percent and 32.3 percent, respectively. The effective tax rate for the three months ended September 30, 2015 included net favorable discrete items of $28 million.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	8

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $2.0 billion at September 30, 2016 compared to $2.4 billion at June 30, 2016. At September 30, 2016, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the three months ended September 30, 2016, we deployed $250 million on share repurchases, $149 million for cash dividends and $100 million for capital expenditures; net cash provided by operating activities was $104 million, driven by net earnings and changes in working capital.

The cash and equivalents balance at September 30, 2016 included $622 million of cash held by subsidiaries outside of the United States. Although the vast majority of cash is available for repatriation, bringing the cash into the United States could trigger U.S federal, state and local income tax obligations.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $1.75 billion revolving credit facility and a $700 million committed receivables sales facility program. We also have a commercial paper program of up to $1.5 billion, backed by the revolving credit facility. At September 30, 2016, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $14 million. We also had no amounts outstanding under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $38 million at September 30, 2016.

Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated leverage ratio of no more than 3.25-to-1 and our committed receivables sales facility also requires us to maintain a consolidated interest coverage ratio, as of the end of any calendar quarter, of at least 4-to-1. As of September 30, 2016, we were in compliance with these financial covenants.
Available-for-Sale Securities
At both September 30, 2016 and June 30, 2016, we held $200 million of marketable securities, which are classified as available-for-sale.

Capital Deployment

Capital Expenditures
Capital expenditures during the three months ended September 30, 2016 and 2015 were $100 million and $83 million, respectively.
Dividends
On August 8, 2016, our Board of Directors approved a quarterly dividend of $0.4489 per share, or $1.80 per share on an annualized basis, payable on October 15, 2016 to shareholders of record on October 3, 2016.

Share Repurchases
During the three months ended September 30, 2016 we repurchased $250 million of our common shares. We funded the repurchases with available cash. At September 30, 2016, we had $793 million remaining under our existing share repurchase program.

9	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2016 Form 10-K addresses our contractual obligations, critical accounting policies and sensitive accounting estimates, and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2016. There have been no subsequent material changes outside of the ordinary course of business to those items.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	10

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
Exclusions from Non-GAAP Financial Measures
The differences between the non-GAAP measures presented in this Form 10-Q and the most directly comparable GAAP measure are represented by the following items, which management believes are useful to exclude for its own and for investors’ assessment of the business for the reasons identified below:

•
LIFO charges and credits, which we began excluding in fiscal 2015 because the factors that drive last-in first-out ("LIFO") inventory charges or credits such as pharmaceutical manufacturer price appreciation or deflation and year-end inventory levels (which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end), are largely out of our control and cannot be accurately predicted. We also believe that the exclusion of LIFO charges from non-GAAP metrics allows for a better comparison of our current financial results to our historical financial results and to our peer group companies;

•
restructuring and employee severance costs, which include charges for programs in which we fundamentally change our operations and are excluded because they are not part of the ongoing operations of our underlying business, which includes normal levels of reinvestment in the business;

•
amortization and other acquisition-related costs. We exclude amortization costs primarily for consistency with the presentation of the financial results of our peer group companies. Additionally, these non-cash amounts are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion allows for better comparison of forecasted, current and historical financial results. We exclude other acquisition-related costs because they are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. They are also significantly impacted by the timing and size of acquisitions;

•
impairments and gains or loss on disposal of assets, which are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and their exclusion results in a metric that more meaningfully reflects the sustainability of our operating performance;

•
litigation recoveries or charges, net, which often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount; and

•
loss on extinguishment of debt, which does not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of these types of charges is not consistent and is significantly impacted by the timing and size of debt financing transactions.

The tax effect for each of the non-GAAP items described above is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax and net impact of each item are presented with our GAAP to non-GAAP reconciliations.

11	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

Definitions
Growth rate calculation: Growth rates in this Form 10-Q are determined by dividing the difference between current period results and prior period results by prior period results.
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, and (5) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, and (5) litigation (recoveries)/charges.
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
Non-GAAP diluted EPS attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	12

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	First Quarter Fiscal 2017
GAAP	$535	(14)%	$494	$184	$309	(19)%	$0.96	(17)%
Restructuring and employee severance	9		9	4	5		0.02
Amortization and other acquisition-related costs	122		122	40	82		0.25
Impairments and loss on disposal of assets	3		3	1	2		0.01
Litigation (recoveries)/charges, net	1		1	—	1		—
Non-GAAP	$669	(9)%	$629	$229	$399	(13)%	$1.24	(10)%

	First Quarter Fiscal 2016
GAAP	$620	33%	$568	$184	$383	44%	$1.15	47%
Restructuring and employee severance	12		12	5	7		0.02
Amortization and other acquisition-related costs	105		105	37	68		0.21
Impairments and loss on disposal of assets	—		—	—	—		—
Litigation (recoveries)/charges, net	—		—	—	—		—
Non-GAAP	$737	30%	$685	$226	$458	35%	$1.38	38%

[1]	attributable to Cardinal Health, Inc.
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.
There were no LIFO charges/(credits) or losses on extinguishment of debt during the periods presented.

13	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2016 Form 10-K since the end of fiscal 2016 through September 30, 2016.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Implementation of New Software Systems
The Pharmaceutical segment is in a multi-year project implementing a replacement of certain finance and operating information systems, which is expected to affect internal control over financial reporting. This project did not impact internal control over financial reporting during the quarter ended September 30, 2016. The Pharmaceutical segment plans to begin transitioning selected processes to the new systems later in fiscal 2017. If these new systems are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting.
Legal Proceedings
The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	14

Other

Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in our 2016 Form 10-K and our filings with the SEC since June 30, 2016. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
July 2016	3,072,428	$81.37	3,072,251	$793
August 2016	331	80.68	—	793
September 2016	2,620	80.66	—	793
Total	3,075,379	$81.37	3,072,251	$793

(1)	Reflects 177, 331 and 2,620 common shares purchased in July, August and September 2016, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On October 29, 2013, our Board of Directors approved a $1.0 billion share repurchase program and on August 6, 2014, the Board of Directors authorized an additional $1.0 billion under the program, for a total of $2.0 billion. This program was completed in July 2016. On May 4, 2016, our Board of Directors also approved a $1.0 billion share repurchase program that expires on December 31, 2019. During the three months ended September 30, 2016, we repurchased 3 million common shares under these programs. After these repurchases, we have $793 million available under our new repurchase program.

15	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2016	2015
Revenue	$32,039	$28,055
Cost of products sold	30,449	26,476
Gross margin	1,590	1,579

Operating expenses:
Distribution, selling, general, and administrative expenses	920	842
Restructuring and employee severance	9	12
Amortization and other acquisition-related costs	122	105
Impairments and (gain)/loss on disposal of assets, net	3	—
Litigation (recoveries)/charges, net	1	—
Operating earnings	535	620

Other (income)/expense, net	(3)	8
Interest expense, net	44	44
Earnings before income taxes	494	568

Provision for income taxes	184	184
Net earnings	310	384

Less: Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Cardinal Health, Inc.	$309	$383

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.97	$1.17
Diluted	0.96	1.15

Weighted-average number of common shares outstanding:
Basic	320	328
Diluted	322	331

Cash dividends declared per common share	$0.4489	$0.3870
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	16

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(in millions)	2016	2015
Net earnings	$310	$384

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(1)	(44)
Net unrealized gain/(loss) on derivative instruments, net of tax	1	(1)
Total other comprehensive income/(loss), net of tax	—	(45)

Total comprehensive income	310	339

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$309	$338
See notes to condensed consolidated financial statements.

17	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and equivalents	$2,001	$2,356
Trade receivables, net	7,708	7,405
Inventories, net	10,917	10,615
Prepaid expenses and other	1,657	1,580
Total current assets	22,283	21,956

Property and equipment, net	1,823	1,796
Goodwill and other intangibles, net	9,427	9,426
Other assets	873	944
Total assets	$34,406	$34,122

Liabilities, Redeemable Noncontrolling Interests, and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,597	$17,306
Current portion of long-term obligations and other short-term borrowings	616	587
Other accrued liabilities	1,788	1,808
Total current liabilities	20,001	19,701

Long-term obligations, less current portion	4,916	4,952
Deferred income taxes and other liabilities	2,842	2,781

Redeemable noncontrolling interests	116	117

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—364 million shares at September 30, 2016 and June 30, 2016	2,958	3,010
Retained earnings	6,582	6,419
Common Shares in treasury, at cost: 44 million shares and 42 million shares at September 30, 2016 and June 30 2016, respectively	(2,912)	(2,759)
Accumulated other comprehensive loss	(116)	(116)
Total Cardinal Health, Inc. shareholders' equity	6,512	6,554
Noncontrolling interests	19	17
Total shareholders’ equity	6,531	6,571
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$34,406	$34,122
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	18

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net earnings	$310	$384

Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	173	137
Impairments and loss on disposal of assets, net	3	—
Share-based compensation	23	30
Provision for bad debts	7	17
Change in fair value of contingent consideration obligation	—	(1)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(306)	(348)
Increase in inventories	(298)	(495)
Increase in accounts payable	279	425
Other accrued liabilities and operating items, net	(87)	(201)
Net cash provided by/(used in) operating activities	104	(52)

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(9)	(1,399)
Additions to property and equipment	(100)	(83)
Purchase of available for sale securities and other investments	(52)	(26)
Proceeds from sale of available-for-sale securities and other investments	34	25
Proceeds from maturities of available-for-sale securities	17	5
Net cash used in investing activities	(110)	(1,478)

Cash flows from financing activities:
Payment of contingent consideration obligation	—	(23)
Net change in short-term borrowings	25	36
Net purchase of noncontrolling interests	(10)	—
Reduction of long-term obligations	(1)	(4)
Proceeds from interest rate swap terminations	14	—
Net tax withholdings from share-based compensation	(9)	(21)
Excess tax benefits from share-based compensation	30	31
Dividends on common shares	(149)	(131)
Purchase of treasury shares	(250)	—
Net cash used in financing activities	(350)	(112)

Effect of exchange rates changes on cash and equivalents	1	—

Net decrease in cash and equivalents	(355)	(1,642)
Cash and equivalents at beginning of period	2,356	4,616
Cash and equivalents at end of period	$2,001	$2,974
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2017 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Form 10-K").
Recent Financial Accounting Standards
In August 2016, the Financial Accounting Standards Board (the "FASB") issued accounting guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to contingent consideration payments made after a business combination, distributions received from equity method investees, debt prepayment or debt extinguishment costs, and proceeds from the settlement of insurance claims. This guidance will be effective for us in the first quarter of fiscal 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
In April 2015, the FASB issued amended accounting guidance that clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. If it is determined that a software license does not exist in the arrangement, the customer would account for this arrangement as a service contract. We adopted this guidance in the first quarter of fiscal 2017. The adoption of this guidance did not have a material impact on our financial position or results of operations.
Also in April 2015, the FASB issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. We adopted this guidance in the first quarter of fiscal 2017. Upon adoption of this guidance, debt issuance costs of $29 million were reclassified from other assets to long-term obligations, less current portion within the condensed consolidated balance sheet.
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
2. Acquisitions
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
Transaction and integration costs associated with the acquisition of Cordis were $14 million and $21 million during the three months ended September 30, 2016 and 2015, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the fair value of assets acquired and liabilities assumed for the acquisitions of Cordis, naviHealth Holdings, LLC. ("naviHealth"), and The Harvard Drug Group ("Harvard Drug") were finalized during the three months ended September 30, 2016, resulting in goodwill of $943 million, $334 million, and $634 million, respectively. There were no significant adjustments to the allocation

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	20

Notes to Financial Statements

of the fair value of assets acquired and liabilities assumed for the naviHealth and Harvard Drug acquisitions from those disclosed in our fiscal 2016 Form 10-K. We recorded additional goodwill for Cordis of $82 million, substantially all of which was to increase an accrual for assumed pre-acquisition product liability lawsuits. See Note 7 for further discussion of the product liability lawsuits.
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three months ended September 30,
(in millions)	2016	2015
Employee-related costs (1)	$7	$6
Facility exit and other costs (2)	2	6
Total restructuring and employee severance	$9	$12

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2016	$15	$1	$16
Additions	6	—	6
Payments and other adjustments	(4)	(1)	(5)
Balance at September 30, 2016	$17	$—	$17
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2016	$2,919	$4,248	$7,167
Goodwill acquired, net of purchase price adjustments	9	86	95
Foreign currency translation adjustments and other	(2)	1	(1)
Balance at September 30, 2016	$2,926	$4,335	$7,261

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2016
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$70	$—	$70	N/A
Total indefinite-life intangibles	70	—	70	N/A

Definite-life intangibles:
Customer relationships	1,931	793	1,138	9
Trademarks, trade names, and patents	527	156	371	14
Developed technology and other	812	225	587	8
Total definite-life intangibles	3,270	1,174	2,096	10
Total other intangible assets	$3,340	$1,174	$2,166	N/A

	June 30, 2016
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$72	$—	$72
Total indefinite-life intangibles	72	—	72

Definite-life intangibles:
Customer relationships	1,946	737	1,209
Trademarks, trade names, and patents	508	140	368
Developed technology and other	808	198	610
Total definite-life intangibles	3,262	1,075	2,187
Total other intangible assets	$3,334	$1,075	$2,259
Total amortization of intangible assets was $101 million and $67 million for the three months ended September 30, 2016 and 2015, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2017 through 2021 is as follows: $285 million, $350 million, $281 million, $254 million, and $207 million.

21	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Notes to Financial Statements

5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	September 30, 2016	June 30, 2016
Current available-for-sale securities:
Treasury bills	$—	$3
International bonds	3	2
Corporate bonds	58	58
U.S. agency bonds	7	6
Asset-backed securities	31	28
International equity securities	2	2
U.S. agency mortgage-backed securities	7	14
Total current available-for-sale securities	108	113
Long-term available-for-sale securities:
Treasury bills	29	10
International bonds	3	1
Corporate bonds	32	36
U.S. agency bonds	8	9
Asset-backed securities	8	17
U.S. agency mortgage-backed securities	12	14
Total long-term available-for-sale securities	92	87
Total available-for-sale securities	$200	$200
Gross unrealized gains and losses were immaterial at both September 30, 2016 and June 30, 2016. During the three months ended September 30, 2016 and 2015, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments. At September 30, 2016, the weighted-average effective maturity of our current and long-term investments was approximately 6 months and 17 months, respectively.
6. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended September 30, 2016 and 2015, the effective tax rate was 37.3 percent and 32.3 percent, respectively. The effective tax rate for the three months ended September 30, 2015 included net favorable discrete items of $28 million.
At September 30, 2016 and June 30, 2016, we had $532 million and $527 million of unrecognized tax benefits, respectively. The September 30, 2016 and June 30, 2016, balances include $358 million and $355 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At September 30, 2016 and June 30, 2016, we had $149 million and $145 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $175 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2006 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $126 million and $172 million at September 30, 2016 and June 30, 2016, respectively, and is included in other assets in the condensed consolidated balance sheets.
7. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture with CVS Health Corporation ("CVS Health")
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health for an initial term of 10 years. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies. Due to the achievement of predetermined milestones, we are required to make quarterly payments of $45.6 million to CVS Health for the remainder of the initial term.
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

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	22

Notes to Financial Statements

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
With respect to the matters described below, except as otherwise stated, we are unable to estimate a range of reasonably possible loss for matters for which there is no accrual, or additional loss for matters for which we have recorded an accrual, since damages or fines have not been specified or the proceedings are at stages where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to trial. We do not believe, based on currently available information, that the outcomes of these matters will have a material adverse effect on our financial position, results of operations, or cash flows. However, the outcome of one or more of these matters could be material to our results of operations for a particular quarterly period.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
Except as otherwise stated below, we recognize estimated loss contingencies for litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.

DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil fines in Florida or elsewhere for the conduct covered by the settlement agreement. In that regard, we are continuing to discuss a settlement with the U.S. Department of Justice. Our total accrual for this matter was $44 million at both September 30, 2016 and June 30, 2016, which is included in other accrued liabilities in the condensed consolidated balance sheets.
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
Product Liability Lawsuits
As of October 31, 2016, we and our Cordis business have been named as defendants in 31 product liability lawsuits involving claims by approximately 250 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these matters.
Based on currently available information, we have recorded an accrual, most of which relates to legal defense costs, as an adjustment to pre-acquisition liabilities assumed in the Cordis acquisition. Refer to Note 2 for further information regarding this adjustment. We do not believe that reasonably possible losses in excess of this accrued amount will be material to our financial statements.

23	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Notes to Financial Statements

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$176	$—	$—	$176
Forward contracts (1)	—	2	—	2
Available-for-sale securities (2)	—	200	—	200
Other investments (3)	109	—	—	109
Liabilities:
Contingent Consideration (4)	—	—	(21)	(21)

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$516	$—	$—	$516
Forward contracts (1)	—	19	—	19
Available-for-sale securities (2)	—	200	—	200
Other investments (3)	103	—	—	103
Liabilities:
Contingent Consideration (4)	—	—	(19)	(19)

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

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2016	$19
Additions from acquisitions	2
Changes in fair value of contingent consideration (1)	—
Balance at September 30, 2016	$21

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
9. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2016 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three months ended September 30, 2016 and 2015.
During the three months ended September 30, 2016, we entered into forward interest rate swap locks with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt.
During the three months ended September 30, 2016, we terminated notional amounts of $200 million of pay-floating interest rate swaps. We received net settlement proceeds of $14 million related to the pay-floating interest rate swaps terminated during the three months ended September 30, 2016 and the pay-floating interest rate swaps terminated in fiscal 2016, as previously disclosed in our 2016 Form 10-K. These swaps were previously designated as fair value hedges. There was no immediate impact to the condensed consolidated statements of earnings; however, the fair value adjustment to debt is being amortized over the life of the underlying debt as a reduction to interest expense, net in the condensed consolidated statements of earnings.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2016 and June 30, 2016 approximate fair value due to their short-term maturities.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	24

Notes to Financial Statements

The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2016	June 30, 2016
Estimated fair value	$5,884	$5,780
Carrying amount	5,532	5,539
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Redeemable Noncontrolling Interests
Redeemable noncontrolling interest represents the third parties' share of the net assets of naviHealth. The third-party noncontrolling interest holders hold an option that allows them to sell their noncontrolling interests to us at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. The terms of the agreement also provide us with the option to acquire any remaining noncontrolling interests at any time after the two-year anniversary of the closing, which is August 26, 2017. Our ownership interest in naviHealth was 82 percent at September 30, 2016.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)	Redeemable Noncontrolling Interest
Balance at June 30, 2016	$117
Net earnings attributable to redeemable noncontrolling interests	1
Net purchase of redeemable noncontrolling interests	(2)
Balance at September 30, 2016	$116
11. Shareholders' Equity
During the three months ended September 30, 2016, we repurchased 3 million common shares having an aggregate cost of $250 million. The average price paid per common share was $81.37.
During the three months ended September 30, 2015, we did not repurchase any common shares.
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2016	$(123)	$7	$(116)
Other comprehensive income/(loss), before reclassifications	(1)	2	1
Amounts reclassified to earnings	—	(1)	(1)
Other comprehensive income/(loss), net of tax	(1)	1	—
Balance at September 30, 2016	$(124)	$8	$(116)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during the three months ended September 30, 2016.

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30,
(in millions)	2016	2015
Weighted-average common shares–basic	320	328
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	2	3
Weighted-average common shares–diluted	322	331
The potentially dilutive employee stock options, restricted share units, and performance share units that were antidilutive for the three months ended September 30, 2016 and 2015 were 3 million and 2 million, respectively.
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

25	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Notes to Financial Statements

The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2016	2015
Pharmaceutical	$28,762	$25,140
Medical	3,279	2,919
Total segment revenue	32,041	28,059
Corporate (1)	(2)	(4)
Total revenue	$32,039	$28,055

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
We do not allocate the following items to our segments: last-in first-out, or ("LIFO"), inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other income, net; interest expense, net; loss on extinguishment of debt; and provision for income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $1 million and $6 million for the three months ended September 30, 2016 and 2015, respectively.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2016	2015
Pharmaceutical	$534	$657
Medical	127	101
Total segment profit	661	758
Corporate	(126)	(138)
Total operating earnings	$535	$620

The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2016	June 30, 2016
Pharmaceutical	$21,034	$20,662
Medical	10,553	10,236
Corporate	2,819	3,224
Total assets	$34,406	$34,122

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2016	2015
Restricted share unit expense	$17	$13
Employee stock option expense	5	5
Performance share unit expense	1	12
Total share-based compensation	$23	$30
The total tax benefit related to share-based compensation was $8 million and $11 million for the three months ended September 30, 2016 and 2015, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2016	2	$71.73
Granted	1	83.15
Vested	(1)	68.14
Canceled and forfeited	—	—
Nonvested at September 30, 2016	2	$80.22
At September 30, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $121 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	26

Notes to Financial Statements

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2016	7	$54.09
Granted	2	83.14
Exercised	(1)	37.83
Canceled and forfeited	—	—
Outstanding at September 30, 2016	8	$60.65
Exercisable at September 30, 2016	5	$49.96
At September 30, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $35 million, which is expected to be recognized over a weighted-average period of two years. The following tables provide additional detail related to stock options:

(in millions)	September 30, 2016	June 30, 2016
Aggregate intrinsic value of outstanding options at period end	$147	$181
Aggregate intrinsic value of exercisable options at period end	145	161

(in years)	September 30, 2016	June 30, 2016
Weighted-average remaining contractual life of outstanding options	7	6
Weighted-average remaining contractual life of exercisable options	6	5

Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2016	0.8	$63.96
Granted	0.2	83.19
Vested (1)	(0.4)	51.49
Canceled and forfeited	—	—
Nonvested at September 30, 2016	0.6	$77.72
(1) Vested based on achievement of 170 percent of the target performance goal.
At September 30, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $23 million, which is expected to be recognized over a weighted-average period of two years.

27	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
2.1	Letter Agreement by and between Ethicon, Inc. and Cardinal Health, Inc. regarding pre-closing product registration transfer process for certain Day 2 Countries, dated August 8, 2016
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

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	28

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	16
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14

	Part II. Other Information
Item 1	Legal Proceedings	14
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	28
	Signatures	30

N/A	Not applicable

29	Cardinal Health | Q1 Fiscal 2017 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 2, 2016	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer

Cardinal Health | Q1 Fiscal 2017 Form 10-Q	30