Form 10-Q
period 2016-12-31
CARDINAL HEALTH INC
filed 2017-02-07
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2017, was the following: 315,454,756.

Cardinal Health Q2 Fiscal 2017 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in the document, which may be identified by the words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in "Risk Factors" in this form 10-Q, in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (our “2016 Form 10-K”). Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at December 31, 2016 and June 30, 2016, and in our condensed consolidated statements of earnings for the three and six months ended December 31, 2016 and 2015. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2016 Form 10-K.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	2

MD&A	Overview

Overview of Consolidated Results
Revenue

During the three and six months ended December 31, 2016, revenue increased 5 percent to $33.1 billion and 10 percent to $65.2 billion, respectively, due primarily to sales growth from pharmaceutical distribution customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2016	2015	Change	2016	2015	Change
GAAP	$542	$563	(4)%	$1,076	$1,183	(9)%
LIFO charges/(credits)	9	39		9	39
Restructuring and employee severance	7	2		16	14
Amortization and other acquisition-related costs	115	114		237	219
Impairments and (gain)/loss on disposal of assets	9	17		12	17
Litigation (recoveries)/charges, net	19	(9)		20	(9)
Non-GAAP	$701	$726	(4)%	$1,370	$1,463	(6)%
The sum of the components may not equal the total due to rounding.
The decreases in both GAAP and non-GAAP operating earnings were due to generic pharmaceutical customer pricing changes, the loss of a large pharmaceutical distribution customer and reduced levels of branded pharmaceutical inflation. These were partially offset by positive contribution from the rest of our Pharmaceutical segment generics program. Strong growth from our Medical segment, which included the results of the Cordis business acquired on October 2, 2015, also positively contributed to both GAAP and non-GAAP operating earnings for both the three and six months ended December 31, 2016.

3	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2016	2015	Change	2016	2015	Change
GAAP (1)	$1.02	$0.98	4%	$1.97	$2.14	(8)%
LIFO charges/(credits)	0.02	0.07		0.02	0.07
Restructuring and employee severance	0.01	—		0.03	0.02
Amortization and other acquisition-related costs	0.24	0.22		0.49	0.42
Impairments and (gain)/loss on disposal of assets	0.02	0.03		0.02	0.03
Litigation (recoveries)/charges, net	0.04	(0.01)		0.04	(0.01)
Non-GAAP (1)	$1.34	$1.30	3%	$2.57	$2.68	(4)%
The sum of the components may not equal the total due to rounding.

(1)	diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS")

During the three months ended December 31, 2016, GAAP and non-GAAP diluted EPS increased primarily due to a lower effective tax rate and fewer outstanding shares as a result of share repurchases, partially offset by lower GAAP and non-GAAP operating earnings. During the six months ended December 31, 2016 GAAP and non-GAAP diluted EPS decreased primarily due to lower GAAP and non-GAAP operating earnings, partially offset by fewer outstanding shares as a result of share repurchases.

Cash and Equivalents

Our cash and equivalents balance was $1.9 billion at December 31, 2016 compared to $2.4 billion at June 30, 2016. The decrease in cash and equivalents during the six months ended December 31, 2016 was driven by $600 million paid for share repurchases, $293 million paid for dividends and $213 million of capital expenditures, offset in part by net cash provided by operating activities of $658 million.
Trends

As we have previously disclosed, within our Pharmaceutical segment we continue to expect fiscal 2017 segment profit to be less than fiscal 2016 segment profit due to the factors described below under "Results of Operations" that impacted results for the three and six months ended December 31, 2016. However, as is generally the case, the frequency, timing, magnitude, and profit impact of pharmaceutical customer pricing changes and branded and generic pharmaceutical manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2017 could be more or less than we expect.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	4

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2016	2015	Change	2016	2015	Change
Pharmaceutical	$29,743	$28,287	5%	$58,505	$53,427	10%
Medical	3,410	3,162	8%	6,690	6,081	10%
Total segment revenue	33,153	31,449	5%	65,195	59,508	10%
Corporate	(3)	(4)	N.M.	(6)	(9)	N.M.
Total revenue	$33,150	$31,445	5%	$65,189	$59,499	10%

Pharmaceutical Segment
Pharmaceutical segment revenue growth for the three months ended December 31, 2016 was primarily due to $1.7 billion in sales growth from our existing pharmaceutical distribution and specialty pharmaceutical customers.
Pharmaceutical segment revenue growth for the six months ended December 31, 2016 was primarily due to $5.1 billion in sales growth from new and existing pharmaceutical distribution customers, including the on-boarding of a new mail order customer beginning in October 2015.

Medical Segment
Medical segment revenue growth for the three months ended December 31, 2016 was primarily due to sales growth from new and existing customers.
Medical segment revenue growth for the six months ended December 31, 2016 was primarily due to sales growth from new and existing customers and $202 million in contributions from acquisitions.

Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2016 increased $1.7 billion (6 percent) and $5.7 billion (10 percent) compared to the prior-year periods, respectively, as a result of the same factors affecting the changes in revenue and gross margin.

5	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

MD&A	Results of Operations

Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2016	2015	Change	2016	2015	Change
Gross margin	$1,602	$1,609	—%	$3,192	$3,188	—%
Three Months Ended December 31, 2016
Gross margin during the three months ended December 31, 2016 was essentially flat versus the prior-year period.
Pharmaceutical distribution sales growth increased gross margin by $72 million. This was partially offset by the loss of a large pharmaceutical distribution customer.
Gross margin as a percent of revenue declined 29 basis points, primarily due to generic pharmaceutical customer pricing changes.
Gross margin benefited $30 million from a lower last-in first-out ("LIFO") charge as compared to the prior-year period. See Note 1 of the "Notes to Condensed Consolidated Financial Statements" for additional information on LIFO.

Six Months Ended December 31, 2016
Gross margin during the six months ended December 31, 2016 was essentially flat versus the prior-year period.
Pharmaceutical distribution sales growth and acquisitions in both segments increased gross margin by $181 million and $125 million, respectively.  These were partially offset by the loss of a large pharmaceutical distribution customer.
Gross margin as a percent of revenue declined 46 basis points, primarily due to generic pharmaceutical customer pricing changes and changes in product mix resulting from the on-boarding of a new mail order customer. While the new mail order customer contributes positively to gross margin dollars, it has a dilutive impact on our overall gross margin rate for the six-month period.
Gross margin benefited $30 million from a lower LIFO charge compared to the prior-year period.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2016	2015	Change	2016	2015	Change
SG&A expenses	$910	$922	(1)%	$1,831	$1,764	4%

SG&A expenses during the three months ended December 31, 2016 were essentially flat versus the prior-year period. The increase in SG&A expenses during the six months ended December 31, 2016 over the prior-year period was driven by acquisitions ($103 million).

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	6

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2016	2015	Change	2016	2015	Change
Pharmaceutical	$537	$627	(14)%	$1,071	$1,285	(17)%
Medical	159	106	50%	286	207	39%
Total segment profit	696	733	(5)%	1,357	1,492	(9)%
Corporate	(154)	(170)	9%	(281)	(309)	9%
Total consolidated operating earnings	$542	$563	(4)%	$1,076	$1,183	(9)%

Pharmaceutical Segment Profit
The decrease in Pharmaceutical segment profit during the three and six months ended December 31, 2016 was largely due to generic pharmaceutical customer pricing changes. The loss of a large pharmaceutical distribution customer beginning April 1, 2016 and reduced levels of branded pharmaceutical inflation also contributed to the decrease in Pharmaceutical segment profit. These were partially offset by positive contribution from the rest of our generics program.
LIFO charges/(credits) are not allocated to segment profit as explained in Note 13 of the "Notes to Condensed Consolidated Financial Statements".

Medical Segment Profit
The increase in Medical segment profit during the three months ended December 31, 2016 was primarily due to contributions from Cardinal Health Brand products, which includes the beneficial comparison from the $21 million, prior-year unfavorable impact on cost of products sold from the Cordis inventory fair value step up.
Contributions from Cardinal Health Brand products, including the above-mentioned Cordis inventory step up as well as acquisitions, increased Medical segment profit during the six months ended December 31, 2016.
Corporate
The changes in Corporate during the three and six months ended December 31, 2016 compared to the prior-year periods were primarily due to a lower LIFO charge described under "Gross Margin" above.

7	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2016	2015	2016	2015
Restructuring and employee severance	$7	$2	$16	$14
Amortization and other acquisition-related costs	115	114	237	219
Impairments and (gain)/loss on disposal of assets, net	9	17	12	17
Litigation (recoveries)/charges, net	19	(9)	20	(9)
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $95 million and $100 million for the three months ended December 31, 2016 and 2015, respectively. Amortization of acquisition-related intangible assets was $196 million and $167 million for the six months ended December 31, 2016 and 2015, respectively.

Litigation (Recoveries)/Charges, Net
Litigation (recoveries)/charges, net increased over the prior-year periods primarily due to settlement of the State of West Virginia matter. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2016	2015	Change	2016	2015	Change
Other (income)/expense, net	$7	$(2)	N.M.	$3	$6	N.M.
Interest expense, net	44	45	(2)%	88	90	(2)%

Provision for Income Taxes

During the three months ended December 31, 2016 and 2015, the effective tax rate was 34.0 percent and 37.3 percent, respectively. The effective tax rate for the three months ended December 31, 2016 was impacted by net favorable discrete items of $12 million. Net favorable discrete items were immaterial for the three months ended December 31, 2015.

During the six months ended December 31, 2016 and 2015, the effective tax rate was 35.6 percent and 34.7 percent, respectively. The effective tax rate for the six months ended December 31, 2016 and 2015 included net favorable discrete items of $15 million and $28 million, respectively.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	8

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $1.9 billion at December 31, 2016 compared to $2.4 billion at June 30, 2016. At December 31, 2016, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the six months ended December 31, 2016, we deployed $600 million on share repurchases, $293 million for cash dividends and $213 million for capital expenditures; net cash provided by operating activities was $658 million, driven primarily by net earnings.

The cash and equivalents balance at December 31, 2016 included $552 million of cash held by subsidiaries outside of the United States. Although the vast majority of cash is available for repatriation, bringing the cash into the United States could trigger U.S federal, state and local income tax obligations. Because the earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to evaluate the amount of U.S. tax that might be payable on the remittance of such earnings.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $1.75 billion revolving credit facility and a $700 million committed receivables sales facility program. In November 2016, we renewed our committed receivables sales facility program through November 1, 2019. In December 2016, we increased our commercial paper program, which is backed by our revolving credit facility, from $1.5 billion to $1.75 billion. At December 31, 2016, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $14 million. We also had no amounts outstanding under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $38 million at December 31, 2016.

Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated leverage ratio of no more than 3.25-to-1. As of December 31, 2016, we were in compliance with this financial covenant.
Available-for-Sale Securities
At December 31, 2016 and June 30, 2016, we held $201 million and $200 million, respectively of marketable securities, which are classified as available-for-sale.

Capital Deployment

Capital Expenditures
Capital expenditures during the six months ended December 31, 2016 and 2015 were $213 million and $175 million, respectively.
Dividends
On November 3, 2016, our Board of Directors approved a quarterly dividend of $0.4489 per share, or $1.80 per share on an annualized basis, which was paid on January 15, 2017 to shareholders of record on January 3, 2017.

Share Repurchases
During the six months ended December 31, 2016, we repurchased $600 million of our common shares. We funded the repurchases with available cash. At December 31, 2016, we had $443 million remaining under our existing share repurchase program.

9	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2016 Form 10-K addresses our contractual obligations, critical accounting policies and sensitive accounting estimates, and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2016. There have been no subsequent material changes outside of the ordinary course of business to those items.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	10

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
Exclusions from Non-GAAP Financial Measures
Management believes it is useful to exclude the following items from the non-GAAP measures presented in this Form 10-Q for its own and for investors’ assessment of the business for the reasons identified below:

•
LIFO charges and credits are excluded because the factors that drive last-in first-out ("LIFO") inventory charges or credits, such as pharmaceutical manufacturer price appreciation or deflation and year-end inventory levels (which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end), are largely out of our control and cannot be accurately predicted. The exclusion of LIFO charges from non-GAAP metrics allows for a better comparison of our current financial results to our historical financial results and to our peer group companies’ financial results.

•
Restructuring and employee severance costs are excluded because they relate to programs in which we fundamentally change our operations and because they are not part of the ongoing operations of our underlying business, which includes normal levels of reinvestment in the business.

•
Amortization and other acquisition-related costs are excluded primarily for consistency with the presentation of the financial results of our peer group companies. Additionally, these non-cash amounts are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion allows for better comparison of historical, current and forecasted financial results. We exclude other acquisition-related costs because they are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. They are also significantly impacted by the timing and size of acquisitions.

•
Impairments and gains or loss on disposal of assets are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and their exclusion results in a metric that more meaningfully reflects the sustainability of our operating performance.

•
Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount.

•
Loss on extinguishment of debt is excluded because it does not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt financing transactions.

The tax effect for each of the items listed above is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax and net impact of each item are presented with our GAAP to non-GAAP reconciliations.

11	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

Definitions
Growth rate calculation: Growth rates in this Form 10-Q are determined by dividing the difference between current period results and prior period results by prior period results.
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets and (5) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, (5) litigation (recoveries)/charges, net and (6) loss on extinguishment of debt.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, (5) litigation (recoveries)/charges, net and (6) loss on extinguishment of debt, each net of tax.
Non-GAAP diluted EPS attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	12

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2016
GAAP	$542	(4)%	$491	$167	$324	—%	$1.02	4%
LIFO charges/(credits)	9		9	4	5		0.02
Restructuring and employee severance	7		7	2	5		0.01
Amortization and other acquisition-related costs	115		115	39	76		0.24
Impairments and loss on disposal of assets	9		9	3	6		0.02
Litigation (recoveries)/charges, net	19		19	7	12		0.04
Non-GAAP	$701	(4)%	$650	$222	$427	(1)%	$1.34	3%

	Three Months Ended December 31, 2015
GAAP	$563	3%	$520	$194	$326	13%	$0.98	14%
LIFO charges/(credits)	39		39	15	24		0.07
Restructuring and employee severance	2		2	1	1		—
Amortization and other acquisition-related costs	114		114	41	73		0.22
Impairments and loss on disposal of assets	17		17	7	10		0.03
Litigation (recoveries)/charges, net	(9)		(9)	(5)	(4)		(0.01)
Non-GAAP	$726	14%	$683	$253	$430	7%	$1.30	8%

	Six Months Ended December 31, 2016
GAAP	$1,076	(9)%	$985	$351	$633	(11)%	$1.97	(8)%
LIFO charges/(credits)	9		9	4	5		0.02
Restructuring and employee severance	16		16	6	10		0.03
Amortization and other acquisition-related costs	237		237	79	158		0.49
Impairments and loss on disposal of assets	12		12	4	8		0.02
Litigation (recoveries)/charges, net	20		20	8	12		0.04
Non-GAAP	$1,370	(6)%	$1,279	$452	$826	(7)%	$2.57	(4)%

	Six Months Ended December 31, 2015
GAAP	$1,183	17%	$1,087	$377	$709	28%	$2.14	30%
LIFO charges/(credits)	39		39	15	24		0.07
Restructuring and employee severance	14		14	5	9		0.02
Amortization and other acquisition-related costs	219		219	78	141		0.42
Impairments and (gain)/loss on disposal of assets	17		17	7	10		0.03
Litigation (recoveries)/charges, net	(9)		(9)	(5)	(4)		(0.01)
Non-GAAP	$1,463	22%	$1,368	$479	$889	20%	$2.68	22%

[1]	attributable to Cardinal Health, Inc.
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

13	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2016 Form 10-K since the end of fiscal 2016 through December 31, 2016.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Implementation of New Software Systems
The Pharmaceutical segment is in a multi-year project implementing a replacement of certain finance and operating information systems, which is expected to affect internal control over financial reporting. This project did not impact internal control over financial reporting during the quarter ended December 31, 2016. During the quarter ending March 31, 2017, we began transitioning selected processes to the new systems. If these new systems are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting.
Legal Proceedings
The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	14

Other

Risk Factors
You should carefully consider the information in this Form 10-Q, including the risk factor below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2016 Form 10-K and our filings with the SEC since June 30, 2016. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

We may be impacted by possible legislative and regulatory initiatives.
Changes in domestic policy, including significant changes in tax, trade, healthcare and other laws and regulations, could affect our business. For example, tax proposals may include changes, which could, if implemented, have an adverse or a beneficial impact on us, including a “border adjustment tax” or new import tariffs, which could adversely affect us because we sell imported products. In addition, proposals to modify or repeal the Patient Protection and Affordable Care Act may, if implemented, affect us.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
October 2016	210	$75.90	—	$793
November 2016	4,587,897	69.37	4,587,693	475
December 2016	445,961	71.27	445,761	443
Total	5,034,068	$69.54	5,033,454	$443

(1)	Reflects 210, 205 and 199 common shares purchased in October, November and December 2016, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)	On May 4, 2016, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2019.

15	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2016	2015	2016	2015
Revenue	$33,150	$31,445	$65,189	$59,499
Cost of products sold	31,548	29,836	61,997	56,311
Gross margin	1,602	1,609	3,192	3,188

Operating expenses:
Distribution, selling, general, and administrative expenses	910	922	1,831	1,764
Restructuring and employee severance	7	2	16	14
Amortization and other acquisition-related costs	115	114	237	219
Impairments and loss on disposal of assets, net	9	17	12	17
Litigation (recoveries)/charges, net	19	(9)	20	(9)
Operating earnings	542	563	1,076	1,183

Other (income)/expense, net	7	(2)	3	6
Interest expense, net	44	45	88	90
Earnings before income taxes	491	520	985	1,087

Provision for income taxes	167	194	351	377
Net earnings	324	326	634	710

Less: Net earnings attributable to noncontrolling interests	—	—	(1)	(1)
Net earnings attributable to Cardinal Health, Inc.	$324	$326	$633	$709

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.02	$0.99	$1.99	$2.16
Diluted	1.02	0.98	1.97	2.14

Weighted-average number of common shares outstanding:
Basic	318	329	319	329
Diluted	319	332	321	332

Cash dividends declared per common share	$0.4489	$0.3870	$0.8978	$0.7740
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	16

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2016	2015	2016	2015
Net earnings	$324	$326	$634	$710

Other comprehensive loss:
Foreign currency translation adjustments and other	(78)	(28)	(80)	(73)
Net unrealized gain/(loss) on derivative instruments, net of tax	24	(1)	26	(1)
Total other comprehensive loss, net of tax	(54)	(29)	(54)	(74)

Total comprehensive income	270	297	580	636

Less: comprehensive income attributable to noncontrolling interests	—	—	(1)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$270	$297	$579	$635
See notes to condensed consolidated financial statements.

17	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and equivalents	$1,881	$2,356
Trade receivables, net	7,533	7,405
Inventories, net	11,915	10,615
Prepaid expenses and other	1,824	1,580
Total current assets	23,153	21,956

Property and equipment, net	1,856	1,796
Goodwill and other intangibles, net	9,276	9,426
Other assets	736	944
Total assets	$35,021	$34,122

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,857	$17,306
Current portion of long-term obligations and other short-term borrowings	603	587
Other accrued liabilities	1,554	1,808
Total current liabilities	21,014	19,701

Long-term obligations, less current portion	4,859	4,952
Deferred income taxes and other liabilities	2,692	2,781

Redeemable noncontrolling interests	115	117

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares and 364 million shares at December 31, 2016 and June 30, 2016, respectively	2,672	3,010
Retained earnings	4,604	6,419
Common Shares in treasury, at cost: 11 million shares and 42 million shares at December 31, 2016 and June 30 2016, respectively	(783)	(2,759)
Accumulated other comprehensive loss	(170)	(116)
Total Cardinal Health, Inc. shareholders' equity	6,323	6,554
Noncontrolling interests	18	17
Total shareholders’ equity	6,341	6,571
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$35,021	$34,122
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	18

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2016	2015
Cash flows provided by operating activities:
Net earnings	$634	$710

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	339	306
Impairments and loss on sale of other investments	3	—
Impairments and loss on disposal of assets, net	12	17
Share-based compensation	47	56
Provision for bad debts	29	35
Change in fair value of contingent consideration obligation	—	(14)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(146)	(393)
Increase in inventories	(1,294)	(1,565)
Increase in accounts payable	1,563	2,431
Other accrued liabilities and operating items, net	(529)	(172)
Net cash provided by operating activities	658	1,411

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(11)	(3,284)
Additions to property and equipment	(213)	(175)
Purchase of available-for-sale securities and other investments	(125)	(88)
Proceeds from sale of available-for-sale securities and other investments	72	57
Proceeds from maturities of available-for-sale securities	39	19
Proceeds from divestitures and disposal of property and equipment and held for sale assets	1	—
Net cash used in investing activities	(237)	(3,471)

Cash flows from financing activities:
Payment of contingent consideration obligation	—	(23)
Net change in short-term borrowings	33	39
Net purchase of noncontrolling interests	(12)	—
Reduction of long-term obligations	(60)	(4)
Proceeds from interest rate swap terminations	14	—
Net tax withholdings from share-based compensation	—	(7)
Tax proceeds from share-based compensation	32	32
Dividends on common shares	(293)	(259)
Purchase of treasury shares	(600)	—
Net cash used in financing activities	(886)	(222)

Effect of exchange rates changes on cash and equivalents	(10)	(10)

Net decrease in cash and equivalents	(475)	(2,292)
Cash and equivalents at beginning of period	2,356	4,616
Cash and equivalents at end of period	$1,881	$2,324
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
Interim LIFO calculations are based on our estimates of the expected year-end inventory levels and costs, since the actual valuation of inventory under the LIFO method is computed at the end of the fiscal year based on the inventory levels, inventory mix and inventory cost inflation and deflation at that time. Based upon the year-to-date balance and expectations for the remainder of the fiscal year, we recorded LIFO charges of $9 million and $39 million for both three and six months ended December 31, 2016 and 2015, respectively, which are included in cost of products sold in the condensed consolidated financial statements.
Recent Financial Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that changes the definition of a business when evaluating whether a set of transferred assets and activities is considered a business. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In November 2016, the FASB issued amended accounting guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires an entity to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. This amendment will be effective for us in the first quarter of fiscal 2019. Early adoption is permitted. We are currently evaluating the timing of adoption and the impact of this standard on our consolidated financial statements.
In October 2016, the FASB issued amended accounting guidance that requires an entity to recognize the income tax effect of intercompany sales and transfers of assets other than inventory at the time that the transfer occurs rather than when the asset is sold to a third party. This amendment will be effective for us in the first quarter of fiscal 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
In August 2016, the FASB issued accounting guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to contingent consideration payments made after a business combination, distributions received from equity method investees, debt prepayment or debt extinguishment costs, and proceeds from the settlement of insurance claims. This guidance will be effective for us in the first quarter of fiscal 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
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

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	20

Notes to Financial Statements

fiscal 2017. Upon adoption of this guidance, debt issuance costs of $29 million were reclassified from other assets to long-term obligations, less current portion within the condensed consolidated balance sheet.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This amendment will be effective for us in the first quarter of fiscal 2019. We are in the process of assessing any differences between the amended and existing guidance that could impact our consolidated financial statements and continuing to evaluate the options for adoption.
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
Transaction and integration costs associated with the acquisition of Cordis were $15 million and $20 million during the three months ended December 31, 2016 and 2015, respectively, and $29 million and $41 million during the six months ended December 31, 2016 and 2015, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the fair value of assets acquired and liabilities assumed for the acquisitions of Cordis, naviHealth Holdings, LLC ("naviHealth"), and The Harvard Drug Group ("Harvard Drug") were finalized during the six months ended December 31, 2016, resulting in goodwill of $944 million, $322 million, and $634 million, respectively. There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for the naviHealth and Harvard Drug acquisitions from those disclosed in our 2016 Form 10-K. During the six months ended December 31, 2016, we recorded additional goodwill for Cordis of $83 million, substantially all of which was to increase an accrual for assumed pre-acquisition product liability lawsuits. See Note 7 for further discussion of the product liability lawsuits.

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended December 31,
(in millions)	2016	2015
Employee-related costs (1)	$6	$—
Facility exit and other costs (2)	1	2
Total restructuring and employee severance	$7	$2

	Six Months Ended December 31,
(in millions)	2016	2015
Employee-related costs (1)	$13	$6
Facility exit and other costs (2)	3	8
Total restructuring and employee severance	$16	$14

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2016	$15	$1	$16
Additions	9	1	10
Payments and other adjustments	(9)	(1)	(10)
Balance at December 31, 2016	$15	$1	$16
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2016	$2,919	$4,248	$7,167
Goodwill acquired, net of purchase price adjustments	4	66	70
Foreign currency translation adjustments and other	(15)	(10)	(25)
Balance at December 31, 2016	$2,908	$4,304	$7,212

21	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2016
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$70	$—	$70	N/A
Total indefinite-life intangibles	70	—	70	N/A

Definite-life intangibles:
Customer relationships	1,939	849	1,090	9
Trademarks, trade names, and patents	508	168	340	14
Developed technology and other	812	248	564	8
Total definite-life intangibles	3,259	1,265	1,994	10
Total other intangible assets	$3,329	$1,265	$2,064	N/A

	June 30, 2016
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$72	$—	$72
Total indefinite-life intangibles	72	—	72

Definite-life intangibles:
Customer relationships	1,946	737	1,209
Trademarks, trade names, and patents	508	140	368
Developed technology and other	808	198	610
Total definite-life intangibles	3,262	1,075	2,187
Total other intangible assets	$3,334	$1,075	$2,259
Total amortization of intangible assets was $95 million and $101 million for the three months ended December 31, 2016 and 2015, respectively, and $196 million and $168 million for the six months ended December 31, 2016 and 2015, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2017 through 2021 is as follows: $189 million, $349 million, $280 million, $253 million, and $206 million.

5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	December 31, 2016	June 30, 2016
Current available-for-sale securities:
Treasury bills	$—	$3
International bonds	3	2
Corporate bonds	59	58
U.S. agency bonds	11	6
Asset-backed securities	26	28
International equity securities	1	2
U.S. agency mortgage-backed securities	10	14
Total current available-for-sale securities	110	113
Long-term available-for-sale securities:
Treasury bills	24	10
International bonds	3	1
Corporate bonds	29	36
U.S. agency bonds	—	9
Asset-backed securities	16	17
U.S. agency mortgage-backed securities	19	14
Total long-term available-for-sale securities	91	87
Total available-for-sale securities	$201	$200
Gross unrealized gains and losses on available-for-sale securities were immaterial at both December 31, 2016 and June 30, 2016. During the six months ended December 31, 2016 and 2015, gross realized gains and losses on available-for-sale securities were immaterial and we did not recognize any other-than-temporary impairments. At December 31, 2016, the weighted-average effective maturity of our current and long-term marketable securities was approximately 6 months and 16 months, respectively.
6. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended December 31, 2016 and 2015, the effective tax rate was 34.0 percent and 37.3 percent, respectively.
During the six months ended December 31, 2016 and 2015, the effective tax rate was 35.6 percent and 34.7 percent, respectively.
At December 31, 2016 and June 30, 2016, we had $403 million and $527 million of unrecognized tax benefits, respectively. The December 31, 2016 and June 30, 2016, balances include $263 million and $355 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2016 and June 30, 2016, we had $112 million and $145 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	22

Notes to Financial Statements

statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $60 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
During the three months ended December 31, 2016, the IRS closed audits of fiscal years 2006 and 2007, which is reflected in our condensed consolidated financial statements and in our evaluation of uncertain tax positions. The result of the settlement had an immaterial impact to our provision for income taxes. The IRS is currently conducting audits of fiscal years 2008 through 2014.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $138 million and $172 million at December 31, 2016 and June 30, 2016, respectively, and is included in other assets in the condensed consolidated balance sheets.
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

From time to time, we become aware through employees or other parties of possible compliance matters that we investigate internally, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption, or anti-bribery laws. In addition, from time to time, we receive subpoenas or requests for information from various government agencies relating to our business or to the business of a customer, supplier, or other industry participant. While we do not believe that the outcomes of any current internal investigation or third-party subpoena or request for information will be material to our financial statements, they could lead to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
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
DEA Investigation and Related Matters
In February 2012, the U.S. Drug Enforcement Administration (the "DEA") issued an order to show cause and immediate suspension of our Lakeland, Florida distribution center's registration to distribute controlled substances, asserting that we failed to maintain required controls against the diversion of controlled substances. In May 2012, we entered into a settlement agreement with the DEA that resolved the administrative aspects of the DEA's action but did not resolve potential liability for civil penalties in Florida or elsewhere for the conduct covered by the settlement agreement. In December 2016, we entered into settlement agreements with the Department of Justice (the “DOJ”) that resolved the civil penalties related to this and other controlled substance matters with respect to Cardinal Health, Inc. and to Kinray, LLC, which we acquired in 2010. Under these settlements, we agreed to pay $44 million to the DOJ, and the DOJ, including the DEA and the U.S. Attorneys' Offices for all 94 districts, agreed to take no further administrative or civil action on these matters.

23	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Notes to Financial Statements

State of West Virginia vs. Cardinal Health, Inc.
In January 2017, we agreed, without admitting liability, to pay $20 million to the State of West Virginia to settle a lawsuit filed against us by the West Virginia Attorney General in June 2012. As previously disclosed, the West Virginia Attorney General had filed complaints in the Circuit Court of Boone County, West Virginia against a number of pharmaceutical wholesale distributors, including us, alleging, among other things, that the distributors had failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, had failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act, and were negligent in distributing controlled substances to pharmacies that serve individuals who abuse controlled substances. We recorded a $20 million accrual for the matter in the three months ended December 31, 2016.
Product Liability Lawsuits
As of January 31, 2017, we and our Cordis business have been named as defendants in 41 product liability lawsuits involving claims by approximately 350 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these matters.
During the three months ended September 30, 2016, we recorded an accrual, most of which relates to legal defense costs, as an adjustment to pre-acquisition liabilities assumed in the Cordis acquisition. Refer to Note 2 for further information regarding this adjustment. We do not believe that reasonably possible losses in excess of this accrued amount will be material to our financial statements.

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$52	$—	$—	$52
Forward contracts (1)	—	11	—	11
Available-for-sale securities (2)	—	201	—	201
Other investments (3)	112	—	—	112
Liabilities:
Contingent Consideration (4)	—	—	(21)	(21)

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$516	$—	$—	$516
Forward contracts (1)	—	19	—	19
Available-for-sale securities (2)	—	200	—	200
Other investments (3)	103	—	—	103
Liabilities:
Contingent Consideration (4)	—	—	(19)	(19)

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

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	24

Notes to Financial Statements

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2016	$19
Additions from acquisitions	2
Changes in fair value of contingent consideration (1)	—
Balance at December 31, 2016	$21

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
9. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2016 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three and six months ended December 31, 2016 and 2015.
During the six months ended December 31, 2016, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt.
During the three months ended December 31, 2016 and 2015, we entered into pay-floating interest rate swaps with a total notional amounts of $100 million and $300 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheet.
During the six months ended December 31, 2016, we terminated notional amounts of $200 million of pay-floating interest rate swaps. We received net settlement proceeds of $14 million related to the pay-floating interest rate swaps terminated during the six months ended December 31, 2016 and the pay-floating interest rate swaps terminated in fiscal 2016, as previously disclosed in our 2016 Form 10-K. These swaps were previously designated as fair value hedges. There was no immediate impact to the condensed consolidated statements of earnings; however, the fair value adjustment to debt is being amortized over the life of the underlying debt as a reduction to interest expense, net in the condensed consolidated statements of earnings.

Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at December 31, 2016 and June 30, 2016 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2016	June 30, 2016
Estimated fair value	$5,611	$5,780
Carrying amount	5,462	5,539
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Redeemable Noncontrolling Interests
Redeemable noncontrolling interest represents the third parties' share of the net assets of naviHealth. The third-party noncontrolling interest holders hold an option that allows them to sell their noncontrolling interests to us at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. The terms of the agreement also provide us with the option to acquire any remaining noncontrolling interests at any time after the two-year anniversary of the closing, which is August 26, 2017. Our ownership interest in naviHealth was 82 percent at December 31, 2016.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)	Redeemable Noncontrolling Interest
Balance at June 30, 2016	$117
Net earnings attributable to redeemable noncontrolling interests	1
Net purchase of redeemable noncontrolling interests	(3)
Balance at December 31, 2016	$115

11. Shareholders' Equity
During the six months ended December 31, 2016, we repurchased 8.1 million common shares having an aggregate cost of $600 million. The average price paid per common share was $74.08. We funded the repurchases with available cash. During the six months ended December 31, 2015, we did not repurchase any common shares.
During the three months ended December 31, 2016, we retired 37 million common shares in treasury. The retirement of these shares had no impact on total shareholders' equity; however, it did impact certain individual components of shareholders' equity as follows: $2.5 billion decrease in common shares in treasury, $302 million decrease in common shares, and $2.2 billion decrease in retained earnings.

25	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Notes to Financial Statements

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2016	$(123)	$7	$(116)
Other comprehensive income/(loss), before reclassifications	(80)	24	(56)
Amounts reclassified to earnings	—	2	2
Other comprehensive income/(loss), net of tax	(80)	26	(54)
Balance at December 31, 2016	$(203)	$33	$(170)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during the six months ended December 31, 2016.
12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31,
(in millions)	2016	2015
Weighted-average common shares–basic	318	329
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	1	3
Weighted-average common shares–diluted	319	332

	Six Months Ended December 31,
(in millions)	2016	2015
Weighted-average common shares–basic	319	329
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	2	3
Weighted-average common shares–diluted	321	332
The potentially dilutive employee stock options, restricted share units, and performance share units that were antidilutive were 4 million and 2 million for the three months ended December 31, 2016 and 2015, respectively, and 3 million and 2 million for the six months ended December 31, 2016 and 2015, respectively.
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
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2016	2015
Pharmaceutical	$29,743	$28,287
Medical	3,410	3,162
Total segment revenue	33,153	31,449
Corporate (1)	(3)	(4)
Total revenue	$33,150	$31,445

	Six Months Ended December 31,
(in millions)	2016	2015
Pharmaceutical	$58,505	$53,427
Medical	6,690	6,081
Total segment revenue	65,195	59,508
Corporate (1)	(6)	(9)
Total revenue	$65,189	$59,499

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	26

Notes to Financial Statements

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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $1 million and $5 million for the three months ended December 31, 2016 and 2015, respectively, and $2 million and $11 million for the six months ended December 31, 2016 and 2015, respectively.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2016	2015
Pharmaceutical	$537	$627
Medical	159	106
Total segment profit	696	733
Corporate	(154)	(170)
Total operating earnings	$542	$563

	Six Months Ended December 31,
(in millions)	2016	2015
Pharmaceutical	$1,071	$1,285
Medical	286	207
Total segment profit	1,357	1,492
Corporate	(281)	(309)
Total operating earnings	$1,076	$1,183

The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2016	June 30, 2016
Pharmaceutical	$21,874	$20,662
Medical	10,600	10,236
Corporate	2,547	3,224
Total assets	$35,021	$34,122

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2016	2015
Restricted share unit expense	$17	$17
Employee stock option expense	5	5
Performance share unit expense	2	4
Total share-based compensation	$24	$26

	Six Months Ended December 31,
(in millions)	2016	2015
Restricted share unit expense	$34	$35
Employee stock option expense	10	10
Performance share unit expense	3	11
Total share-based compensation	$47	$56
The total tax benefit related to share-based compensation was $8 million and $9 million for the three months ended December 31, 2016 and 2015, and $16 million and $19 million for the six months ended December 31, 2016 and 2015, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2016	2	$71.73
Granted	1	82.46
Vested	(1)	68.73
Canceled and forfeited	—	—
Nonvested at December 31, 2016	2	$76.20
At December 31, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $108 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

27	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Notes to Financial Statements

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2016	7	$54.09
Granted	1	83.11
Exercised	(1)	36.90
Canceled and forfeited	—	—
Outstanding at December 31, 2016	7	$61.30
Exercisable at December 31, 2016	5	$50.75
At December 31, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $31 million, which is expected to be recognized over a weighted-average period of two years. The following tables provide additional detail related to stock options:

(in millions)	December 31, 2016	June 30, 2016
Aggregate intrinsic value of outstanding options at period end	$108	$181
Aggregate intrinsic value of exercisable options at period end	108	161

(in years)	December 31, 2016	June 30, 2016
Weighted-average remaining contractual life of outstanding options	7	6
Weighted-average remaining contractual life of exercisable options	6	5
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2016	0.8	$63.96
Granted	0.2	83.19
Vested (1)	(0.4)	51.49
Canceled and forfeited	—	—
Nonvested at December 31, 2016	0.6	$77.72
(1) Vested based on achievement of 139 percent of the target performance goal.
At December 31, 2016, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $18 million, which is expected to be recognized over a weighted-average period of two years.

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	28

Exhibits

Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on June 30, 2016, File No. 1-11373)
10.1	First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016
10.2	Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York
10.3	Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016
10.4	Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016
10.5	Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016
10.6	Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016
10.7	Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

29	Cardinal Health | Q2 Fiscal 2017 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	16
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14

	Part II. Other Information
Item 1	Legal Proceedings	14
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	29
	Signatures	31

N/A	Not applicable

Cardinal Health | Q2 Fiscal 2017 Form 10-Q	30

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 7, 2017	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer

31	Cardinal Health | Q2 Fiscal 2017 Form 10-Q