Form 10-Q
period 2017-03-31
CARDINAL HEALTH INC
filed 2017-05-02
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of April 25, 2017, was the following: 315,882,555.

Cardinal Health Q3 Fiscal 2017 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in the document, which may be identified by the words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in "Risk Factors" in this Form 10-Q, in Exhibit 99.1 to this Form 10-Q, in "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (our “2016 Form 10-K”), and in our other filings with the Securities and Exchange Commission ("SEC") since June 30, 2016. Forward-looking statements in this document speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
Non-GAAP Financial Measures

In the "Overview of Consolidated Results" section of MD&A, we use financial measures that are derived from our consolidated financial data but are not presented in our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These measures are considered "non-GAAP financial measures" under the SEC rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this Form 10-Q.

1	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at March 31, 2017 and June 30, 2016, and in our condensed consolidated statements of earnings for the three and nine months ended March 31, 2017 and 2016. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2016 Form 10-K.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	2

MD&A	Overview

Overview of Consolidated Results
Revenue

During the three months ended March 31, 2017, revenue increased 4 percent to $31.8 billion primarily due to sales growth from specialty pharmaceutical and pharmaceutical distribution customers. During the nine months ended March 31, 2017, revenue increased 8 percent to $97.0 billion primarily due to sales growth from pharmaceutical distribution customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change
GAAP operating earnings	$605	$656	(8)%	$1,681	$1,839	(9)%
LIFO charges/(credits)	(9)	12		—	51
Restructuring and employee severance	15	6		31	19
Amortization and other acquisition-related costs	128	108		365	327
Impairments and (gain)/loss on disposal of assets	2	—		15	17
Litigation (recoveries)/charges, net	18	5		37	(3)
Non-GAAP operating earnings	$759	$788	(4)%	$2,129	$2,251	(5)%
The sum of the components may not equal the total due to rounding.
The decreases in both GAAP and non-GAAP operating earnings for the three and nine months ended March 31, 2017 were primarily due to generic pharmaceutical customer pricing changes and the loss of a large pharmaceutical distribution customer beginning April 1, 2016. For the nine months ended March 31, 2017, reduced levels of branded pharmaceutical inflation also contributed to the decreases in GAAP and non-GAAP operating earnings. The decreases were partially offset by the benefits of Red Oak Sourcing within our generics program and growth from our Medical segment.

3	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2017	2016	Change	2017	2016	Change
GAAP (1)	$1.20	$1.17	3%	$3.17	$3.30	(4)%
LIFO charges/(credits)	(0.02)	0.02		—	0.10
Restructuring and employee severance	0.03	0.01		0.06	0.04
Amortization and other acquisition-related costs	0.27	0.21		0.76	0.64
Impairments and (gain)/loss on disposal of assets	0.01	—		0.03	0.03
Litigation (recoveries)/charges, net	0.03	0.01		0.07	—
Non-GAAP (1)	$1.53	$1.43	7%	$4.10	$4.10	—%
The sum of the components may not equal the total due to rounding.

(1)	diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS")
During the three months ended March 31, 2017, GAAP and non-GAAP diluted EPS increased primarily due to a lower effective tax rate and fewer outstanding shares as a result of share repurchases, partially offset by lower GAAP and non-GAAP operating earnings. During the nine months ended March 31, 2017 GAAP diluted EPS decreased and non-GAAP diluted EPS was flat compared to the prior-year period primarily due to lower GAAP and non-GAAP operating earnings, offset by fewer outstanding shares as a result of share repurchases and by a lower effective tax rate.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	4

MD&A	Overview

Cash and Equivalents

Our cash and equivalents balance was $1.4 billion at March 31, 2017 compared to $2.4 billion at June 30, 2016. The decrease in cash and equivalents during the nine months ended March 31, 2017 was driven by $600 million paid for share repurchases, $435 million paid for dividends and $293 million of capital expenditures, offset in part by $460 million net cash provided by operating activities. The $1.9 billion decrease in net cash provided by operating activities during the nine months ended March 31, 2017 compared to the prior-year period was primarily due to changes in working capital.
Acquisition of Certain Medtronic Businesses

On April 18, 2017, we entered into an agreement with Medtronic plc (“Medtronic”) to acquire its Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses for $6.1 billion in cash, subject to certain adjustments. These Medtronic businesses manufacture 23 medical product categories sold into multiple healthcare channels, and include numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition will further expand the Medical segment's portfolio of self-manufactured products. We plan to fund the acquisition through $4.5 billion in new long-term debt, the use of existing cash and expected operating cash flows through closing. Additionally, if needed, we may access our commercial paper program and credit facilities, further discussed in the "Liquidity and Capital Resources" section of MD&A. We also obtained a bank commitment to provide a $4.5 billion unsecured bridge loan. We expect to close the acquisition in the first quarter of our fiscal 2018, subject to customary closing conditions, including regulatory clearances.
Trends

Within our Pharmaceutical segment, we now expect fiscal 2018 segment profit to be less than our expected fiscal 2017 segment profit due primarily to generic pharmaceutical customer pricing changes, which also are negatively impacting Pharmaceutical segment profit during fiscal 2017. However, as is generally the case, the frequency, timing, magnitude, and profit impact of pharmaceutical customer pricing changes and branded and generic pharmaceutical manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2017 and fiscal 2018 could be more or less than we expect.

5	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change
Pharmaceutical	$28,406	$27,527	3%	$86,911	$80,954	7%
Medical	3,418	3,138	9%	10,107	9,220	10%
Total segment revenue	31,824	30,665	4%	97,018	90,174	8%
Corporate	(3)	(3)	N.M.	(8)	(12)	N.M.
Total revenue	$31,821	$30,662	4%	$97,010	$90,162	8%

Pharmaceutical Segment
Pharmaceutical segment sales growth from specialty pharmaceutical customers and pharmaceutical distribution customers positively impacted revenue by $0.8 billion for the three months ended March 31, 2017.
Pharmaceutical segment revenue growth for the nine months ended March 31, 2017 was primarily due to $6.0 billion in sales growth from new and existing pharmaceutical distribution customers, including the on-boarding of a new mail order customer beginning in October 2015.

Medical Segment
Medical segment revenue growth for the three months ended March 31, 2017 was primarily due to sales growth from new and existing customers.
Medical segment revenue growth for the nine months ended March 31, 2017 was primarily due to sales growth from new and existing customers and $212 million in contributions from acquisitions.

Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2017 increased $1.1 billion (4 percent) and $6.8 billion (8 percent) compared to the prior-year periods, respectively, as a result of the same factors affecting the changes in revenue and gross margin.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change
Gross margin	$1,728	$1,689	2%	$4,921	$4,877	1%
Three Months Ended March 31, 2017
Gross margin increased $39 million during the three months ended March 31, 2017 compared to the prior-year period.
Sales growth from pharmaceutical distribution and specialty pharmaceutical customers, as well as from our Medical segment, positively impacted gross margin by $92 million. This was partially offset by the loss of a large pharmaceutical distribution customer beginning April 1, 2016.
Gross margin as a percent of revenue declined 8 basis points, primarily due to generic pharmaceutical customer pricing changes, partially offset by the benefits from Red Oak Sourcing within our generics program.
The increase in gross margin reflects a $21 million benefit from lower last-in first-out ("LIFO") charges. See Note 1 of the "Notes to Condensed Consolidated Financial Statements" for additional information on LIFO.

Nine Months Ended March 31, 2017
Gross margin increased $44 million during the nine months ended March 31, 2017 compared to the prior-year period.
Pharmaceutical distribution sales growth and acquisitions in both segments increased gross margin by $221 million and $133 million, respectively.  These were partially offset by the loss of a large pharmaceutical distribution customer beginning April 1, 2016.
Gross margin as a percent of revenue declined 34 basis points, primarily due to generic pharmaceutical customer pricing changes, partially offset by the benefits from Red Oak Sourcing within our generics program.
The increase in gross margin reflects a $51 million benefit from lower LIFO charges.

Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change
SG&A expenses	$960	$914	5%	$2,792	$2,678	4%

The increase in SG&A expenses during the three months ended March 31, 2017, compared to the prior-year period reflects costs related to a multi-year project to replace certain Pharmaceutical segment finance and operating information systems and an overall increase in new customer and product volume in our Medical segment, partially offset by reduced enterprise-wide incentive compensation. The increase in SG&A expenses during the nine months ended March 31, 2017 over the prior-year period was largely driven by acquisitions ($109 million).

7	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change
Pharmaceutical	$611	$660	(7)%	$1,682	$1,945	(14)%
Medical	148	128	16%	435	335	30%
Total segment profit	759	788	(4)%	2,117	2,280	(7)%
Corporate	(154)	(132)	(17)%	(436)	(441)	1%
Total consolidated operating earnings	$605	$656	(8)%	$1,681	$1,839	(9)%

Pharmaceutical Segment Profit
The decrease in Pharmaceutical segment profit during the three months ended March 31, 2017 was largely due to generic pharmaceutical customer pricing changes and the loss of a large pharmaceutical distribution customer beginning April 1, 2016, as well as incremental costs related to the project to replace certain Pharmaceutical segment finance and operating information systems. These were partially offset by the benefits of Red Oak Sourcing within our generics program.
The decrease in Pharmaceutical segment profit during the nine months ended March 31, 2017 was largely due to generic pharmaceutical customer pricing changes. The loss of a large pharmaceutical distribution customer beginning April 1, 2016 and reduced levels of branded pharmaceutical inflation also contributed to the decrease in Pharmaceutical segment profit. These were partially offset by the benefits of Red Oak Sourcing.
LIFO charges/(credits) are not allocated to segment profit as explained in Note 13 of the "Notes to Condensed Consolidated Financial Statements."

Medical Segment Profit
The increase in Medical segment profit during the three months ended March 31, 2017 was primarily due to performance from naviHealth, Cardinal Health Brand products (excluding Cordis), and distribution services, offset by a decline in Cordis profit. The decline in Cordis profit reflects increased SG&A expenses and the net favorable effect of inventory adjustments, which includes the prior-year unfavorable impact on cost of products sold from the Cordis inventory fair value step up.
Contributions from Cardinal Health Brand products, including the benefit of the Cordis inventory fair value step up, as well as the positive impact of acquisitions, increased Medical segment profit during the nine months ended March 31, 2017.
Corporate
The changes in Corporate during the three months ended March 31, 2017 were primarily due to higher amortization and other acquisition-related costs in the current year, offset by a $21 million benefit from lower LIFO charges.
The changes in Corporate during the nine months ended March 31, 2017 were primarily due a $51 million benefit from lower LIFO charges in the current year, partially offset by higher amortization and other acquisition-related costs.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2017	2016	2017	2016
Restructuring and employee severance	$15	$6	$31	$19
Amortization and other acquisition-related costs	128	108	365	327
Impairments and (gain)/loss on disposal of assets, net	2	—	15	17
Litigation (recoveries)/charges, net	18	5	37	(3)
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $96 million and $88 million for the three months ended March 31, 2017 and 2016, respectively. Amortization of acquisition-related intangible assets was $291 million and $255 million for the nine months ended March 31, 2017 and 2016, respectively.

Litigation (Recoveries)/Charges, Net
Litigation (recoveries)/charges, net for the three months ended March 31, 2017 increased primarily due to Cordis-related IVC filter product liability claims. The increase for the nine months ended March 31, 2017 was primarily due to settlement of the State of West Virginia matter and, to a lesser extent, Cordis-related IVC filter product liability claims. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change
Other (income)/expense, net	$(5)	$—	N.M.	$(2)	$5	N.M.
Interest expense, net	46	44	N.M.	134	134	N.M.

Provision for Income Taxes

During the three months ended March 31, 2017 and 2016, the effective tax rate was 32.3 percent and 36.9 percent, respectively. The effective tax rate for the three months ended March 31, 2017 was impacted by net favorable discrete items of $31 million. Net favorable discrete items were immaterial for the three months ended March 31, 2016.

During the nine months ended March 31, 2017 and 2016, the effective tax rate was 34.4 percent and 35.5 percent, respectively. The effective tax rate for the nine months ended March 31, 2017 and 2016, included net favorable discrete items of $45 million and $27 million, respectively.

9	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, dividends and share repurchases. If we decide to engage in one or more acquisitions in addition to the acquisition of the Medtronic businesses described below, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $1.4 billion at March 31, 2017 compared to $2.4 billion at June 30, 2016. At March 31, 2017, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the nine months ended March 31, 2017, we deployed $600 million on share repurchases, $435 million for cash dividends and $293 million for capital expenditures; net cash provided by operating activities was $460 million, driven primarily by net earnings, partially offset by changes in working capital. The $1.9 billion decrease in net cash provided by operating activities during the nine months ended March 31, 2017 compared to the prior-year period was primarily due to changes in working capital.
The cash and equivalents balance at March 31, 2017 included $514 million of cash held by subsidiaries outside of the United States.

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
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $1.75 billion revolving credit facility and a $700 million committed receivables sales facility program. In November 2016, we renewed our committed receivables sales facility program through November 1, 2019. In December 2016, we increased our commercial paper program, which is backed by our revolving credit facility, from $1.5 billion to $1.75 billion. At March 31, 2017, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $14 million. We also had no amounts outstanding under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $46 million at March 31, 2017. Under our commercial paper program, we had a maximum amount outstanding of $855 million and an average daily amount outstanding of $208 million during the three months ended March 31, 2017.
Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated leverage ratio of no more than 3.25-to-1. As of March 31, 2017, we were in compliance with this financial covenant. In the event of a “material acquisition,” such as the planned acquisition of the Medtronic businesses, we have the ability to temporarily increase the leverage ratio to 4.25-to-1. We expect to be in compliance with this financial covenant after issuing the new long-term debt discussed below.

Funding for Acquisition of Certain Medtronic Businesses
On April 18, 2017, we entered into an agreement to acquire Medtronic’s Patient Care, Deep Vein Thrombosis and Nutritional Insufficiency businesses for $6.1 billion in cash, subject to certain adjustments. We plan to fund the acquisition through $4.5 billion in new long-term debt, the use of existing cash and expected operating cash flows through closing. Additionally, if needed, we may access our commercial paper program and credit facilities, discussed above. On April 18, 2017, we obtained a commitment from a financial institution to provide us a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $4.5 billion (the “Bridge Facility”), the proceeds of which may be used for the payment of the acquisition purchase price. We plan to terminate the Bridge Facility commitment following the issuance of new long-term debt. Neither the closing of the Bridge Facility nor the receipt of any other financing is a condition to the closing of the acquisition.
Available-for-Sale Securities
At March 31, 2017 and June 30, 2016, we held $197 million and $200 million, respectively of marketable securities, which are classified as available-for-sale.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	10

MD&A	Liquidity and Capital Resources

Capital Deployment

Capital Expenditures
Capital expenditures during the nine months ended March 31, 2017 and 2016 were $293 million and $284 million, respectively.
Dividends
On February 2, 2017, our Board of Directors approved a quarterly dividend of $0.4489 per share, or $1.80 per share on an annualized basis, which was paid on April 15, 2017 to shareholders of record on April 3, 2017.

Share Repurchases
During the nine months ended March 31, 2017, we repurchased $600 million of our common shares. We funded the repurchases with available cash. At March 31, 2017, we had $443 million remaining under our existing share repurchase program.
Acquisition of Certain Medtronic Businesses
Described above under "Funding for Acquisition of Certain Medtronic Businesses."

11	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2016 Form 10-K addresses our contractual obligations, critical accounting policies and sensitive accounting estimates and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2016. Other than in connection with our proposed acquisition of the Medtronic businesses discussed above, there have been no subsequent material changes outside of the ordinary course of business to those items. See Note 15 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	12

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

•
Amortization and other acquisition-related costs are excluded primarily for consistency with the presentation of the financial results of our peer group companies. Additionally, amortizations of acquisition-related intangible assets are non-cash amounts, which are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion allows for better comparison of historical, current and forecasted financial results. We also exclude other acquisition-related costs because they are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. They are also significantly impacted by the timing and size of acquisitions.

•
Impairments and gains or loss on disposal of assets are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and their exclusion results in a metric that more meaningfully reflects the sustainability of our operating performance.

•
Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, and are inherently unpredictable in timing and amount. In the third quarter of fiscal 2017, consistent with the presentation of financial results by peer medical device companies, in litigation recoveries or charges, net we began to classify accrued losses and legal fees, net of expected recoveries, related to mass tort product liability claims, including claims for injuries allegedly caused by Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Such amounts would not have materially affected litigation recoveries or charges, net in prior periods, so have not been reclassified for those periods.

•
Loss on extinguishment of debt is excluded because it does not typically occur in the normal course of business operations and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt financing transactions.

The tax effect for each of the items listed above is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax and net impact of each item are presented with our GAAP to non-GAAP reconciliations.

13	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

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

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	14

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2017
GAAP	$605	(8)%	$564	$182	$381	(1)%	$1.20	3%
LIFO charges/(credits)	(9)		(9)	(4)	(5)		(0.02)
Restructuring and employee severance	15		15	6	9		0.03
Amortization and other acquisition-related costs	128		128	41	87		0.27
Impairments and loss on disposal of assets	2		2	—	2		0.01
Litigation (recoveries)/charges, net	18		18	7	11		0.03
Non-GAAP	$759	(4)%	$718	$232	$485	3%	$1.53	7%

	Three Months Ended March 31, 2016
GAAP	$656	11%	$612	$226	$386	6%	$1.17	7%
LIFO charges/(credits)	12		12	4	8		0.02
Restructuring and employee severance	6		6	2	4		0.01
Amortization and other acquisition-related costs	108		108	37	71		0.21
Impairments and loss on disposal of assets	—		—	—	—		—
Litigation (recoveries)/charges, net	5		5	2	3		0.01
Non-GAAP	$788	20%	$744	$272	$472	19%	$1.43	20%

	Nine Months Ended March 31, 2017
GAAP	$1,681	(9)%	$1,549	$533	$1,014	(7)%	$3.17	(4)%
LIFO charges/(credits)	—		—	—	—		—
Restructuring and employee severance	31		31	12	19		0.06
Amortization and other acquisition-related costs	365		365	120	245		0.76
Impairments and loss on disposal of assets	15		15	4	11		0.03
Litigation (recoveries)/charges, net	37		37	14	23		0.07
Non-GAAP	$2,129	(5)%	$1,997	$684	$1,311	(4)%	$4.10	—%

	Nine Months Ended March 31, 2016
GAAP	$1,839	15%	$1,700	$604	$1,095	19%	$3.30	20%
LIFO charges/(credits)	51		51	20	31		0.10
Restructuring and employee severance	19		19	7	12		0.04
Amortization and other acquisition-related costs	327		327	115	212		0.64
Impairments and (gain)/loss on disposal of assets	17		17	7	10		0.03
Litigation (recoveries)/charges, net	(3)		(3)	(3)	—		—
Non-GAAP	$2,251	21%	$2,112	$751	$1,361	20%	$4.10	21%

[1]	attributable to Cardinal Health, Inc.
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

15	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2016 Form 10-K since the end of fiscal 2016 through March 31, 2017.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
The Pharmaceutical segment is in a multi-year project to replace certain finance and operating information systems, which is affecting internal control over financial reporting. During the quarter ended March 31, 2017, we began transitioning selected processes to the new systems. If these new systems are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting. Except for the changes made in connection with implementing the new systems described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Legal Proceedings
The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	16

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
Our pending acquisition of certain Medtronic businesses subjects us to various risks and uncertainties.
As discussed in the MD&A, on April 18, 2017, we entered into an agreement to acquire Medtronic's Patient Care, Deep Vein Thrombosis and Nutritional Insufficiency businesses for $6.1 billion in cash, subject to certain adjustments. The acquisition will further expand the Medical segment's portfolio of self-manufactured products. We plan to fund the acquisition through $4.5 billion in new long-term debt, the use of existing cash and expected operating cash flows through closing. Additionally, if needed, we may access our commercial paper program and credit facilities. Consummation of the pending acquisition is subject to various risks and uncertainties, including the following: the ability to successfully complete the acquisition on a timely basis, including receipt of required regulatory approvals and satisfaction of other closing conditions; and the conditions of the credit markets, which could affect our ability to issue debt to fund the acquisition on acceptable terms.
If we are successful in completing the acquisition, we will be subject to other risks, including the following: we may fail to realize the synergies and other benefits we expect from the acquisition; the use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the acquisition may have an adverse effect on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions; we may fail to retain key personnel of the acquired businesses; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties establishing, integrating or combining operations and systems; we may face challenges retaining the customers of the acquired businesses; we may encounter unforeseen internal control, regulatory or compliance issues; and we may face other additional risks relating to regulatory matters, legal proceedings, tax laws or positions, supply interruptions, commodity price volatility and global operations, including the effects of local economic environments and currency volatility.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
January 2017	191	$74.13	—	$443
February 2017	171	80.09	—	443
March 2017	215	81.53	—	443
Total	577	$78.66	—	$443

(1)	Reflects 191, 171 and 215 common shares purchased in January, February and March 2017, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)	On May 4, 2016, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2019.

17	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2017	2016	2017	2016
Revenue	$31,821	$30,662	$97,010	$90,162
Cost of products sold	30,093	28,973	92,089	85,285
Gross margin	1,728	1,689	4,921	4,877

Operating expenses:
Distribution, selling, general and administrative expenses	960	914	2,792	2,678
Restructuring and employee severance	15	6	31	19
Amortization and other acquisition-related costs	128	108	365	327
Impairments and loss on disposal of assets, net	2	—	15	17
Litigation (recoveries)/charges, net	18	5	37	(3)
Operating earnings	605	656	1,681	1,839

Other (income)/expense, net	(5)	—	(2)	5
Interest expense, net	46	44	134	134
Earnings before income taxes	564	612	1,549	1,700

Provision for income taxes	182	226	533	604
Net earnings	382	386	1,016	1,096

Less: Net earnings attributable to noncontrolling interests	(1)	—	(2)	(1)
Net earnings attributable to Cardinal Health, Inc.	$381	$386	$1,014	$1,095

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.21	$1.18	$3.19	$3.33
Diluted	1.20	1.17	3.17	3.30

Weighted-average number of common shares outstanding:
Basic	316	328	318	328
Diluted	318	331	320	331

Cash dividends declared per common share	$0.4489	$0.3870	$1.3467	$1.1610
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	18

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2017	2016	2017	2016
Net earnings	$382	$386	$1,016	$1,096

Other comprehensive loss:
Foreign currency translation adjustments and other	33	16	(47)	(57)
Net unrealized gain/(loss) on derivative instruments, net of tax	2	(3)	27	(4)
Total other comprehensive income/(loss), net of tax	35	13	(20)	(61)

Total comprehensive income	417	399	996	1,035

Less: comprehensive income attributable to noncontrolling interests	(1)	—	(2)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$416	$399	$994	$1,034
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and equivalents	$1,368	$2,356
Trade receivables, net	7,505	7,405
Inventories, net	11,641	10,615
Prepaid expenses and other	1,769	1,580
Total current assets	22,283	21,956

Property and equipment, net	1,849	1,796
Goodwill and other intangibles, net	9,287	9,426
Other assets	755	944
Total assets	$34,174	$34,122

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,535	$17,306
Current portion of long-term obligations and other short-term borrowings	607	587
Other accrued liabilities	1,654	1,808
Total current liabilities	19,796	19,701

Long-term obligations, less current portion	4,854	4,952
Deferred income taxes and other liabilities	2,742	2,781

Redeemable noncontrolling interests	117	117

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares and 364 million shares at March 31, 2017 and June 30, 2016, respectively	2,684	3,010
Retained earnings	4,842	6,419
Common Shares in treasury, at cost: 11 million shares and 42 million shares at March 31, 2017 and June 30 2016, respectively	(744)	(2,759)
Accumulated other comprehensive loss	(136)	(116)
Total Cardinal Health, Inc. shareholders' equity	6,646	6,554
Noncontrolling interests	19	17
Total shareholders’ equity	6,665	6,571
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$34,174	$34,122
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	20

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net earnings	$1,016	$1,096

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	525	465
Impairments and loss on sale of other investments	4	—
Impairments and loss on disposal of assets, net	15	17
Share-based compensation	73	82
Provision for bad debts	46	51
Change in fair value of contingent consideration obligation	—	(16)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(107)	(721)
Increase in inventories	(1,010)	(1,457)
Increase in accounts payable	225	2,839
Other accrued liabilities and operating items, net	(327)	(26)
Net cash provided by operating activities	460	2,330

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(113)	(3,383)
Additions to property and equipment	(293)	(284)
Purchase of available-for-sale securities and other investments	(188)	(150)
Proceeds from sale of available-for-sale securities and other investments	115	99
Proceeds from maturities of available-for-sale securities	49	37
Proceeds from divestitures and disposal of property and equipment and held for sale assets	1	—
Net cash used in investing activities	(429)	(3,681)

Cash flows from financing activities:
Payment of contingent consideration obligation	(3)	(23)
Net change in short-term borrowings	25	34
Net purchase of noncontrolling interests	(12)	(10)
Reduction of long-term obligations	(60)	(5)
Proceeds from interest rate swap terminations	14	—
Net tax proceeds/(withholdings) from share-based compensation	20	(3)
Excess tax benefits from share-based compensation	37	33
Dividends on common shares	(435)	(386)
Purchase of treasury shares	(600)	(300)
Net cash used in financing activities	(1,014)	(660)

Effect of exchange rates changes on cash and equivalents	(5)	(7)

Net decrease in cash and equivalents	(988)	(2,018)
Cash and equivalents at beginning of period	2,356	4,616
Cash and equivalents at end of period	$1,368	$2,598
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
Interim LIFO calculations are based on our estimates of the expected year-end inventory levels and costs, since the actual valuation of inventory under the LIFO method is computed at the end of the fiscal year based on the inventory levels, inventory mix and inventory cost inflation and deflation at that time. Based upon the year-to-date balance and expectations for the remainder of the fiscal year, we recorded a LIFO credit of $9 million in the three months ended March 31, 2017, which brings our year-to-date LIFO charges to zero. We recorded LIFO charges of $12 million and $51 million for the three and nine months ended March 31, 2016, respectively. These LIFO charges and credits are included in cost of products sold in the condensed consolidated financial statements.
Recent Financial Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance that simplifies the accounting for goodwill impairment by eliminating the step of measuring a goodwill impairment by estimating the implied fair value of goodwill. Instead, goodwill impairment will be measured as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. This guidance will be effective for us in the first quarter of fiscal 2021, with early adoption permitted. We are currently evaluating the timing of adoption. The impact of adoption is dependent on future events.
Also in January 2017, the FASB issued new accounting guidance that changes the definition of a business when evaluating whether a set of transferred assets and activities is considered a business. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the timing of adoption. The impact of adoption is dependent on future events.
In November 2016, the FASB issued amended accounting guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires an entity to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. This amendment will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the timing of adoption and the impact of this standard on our consolidated financial statements.
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
In August 2016, the FASB issued accounting guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to contingent consideration payments made after a business combination, distributions received from equity method investees, debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. This guidance will be effective for us in the first quarter of fiscal 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
In April 2015, the FASB issued amended accounting guidance that clarifies the circumstances under which a cloud computing customer

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	22

Notes to Financial Statements

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
In May 2014, the FASB issued amended accounting guidance related to revenue recognition. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent considerations, performance obligations and licensing, and certain scope improvements and practical expedients.
We have made progress on our evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. Our revenue is primarily distribution revenue, which we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. Although we are continuing to assess the impact of the amended guidance, we generally anticipate that the timing of recognition of distribution revenue will be substantially unchanged under the amended guidance.
The amended guidance will be effective for us in the first quarter of fiscal 2019 and permits adoption under either the full retrospective approach (recognize effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application). We are still evaluating our method of adoption.
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
Transaction and integration costs associated with the acquisition of Cordis were $16 million and $13 million during the three months ended March 31, 2017 and 2016, respectively, and $46 million and $54 million during the nine months ended March 31, 2017 and 2016, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the fair value of assets acquired and liabilities assumed for the acquisitions of Cordis, The Harvard Drug Group ("Harvard Drug"), and naviHealth Holdings, LLC ("naviHealth") were finalized during the nine months ended March 31, 2017, resulting in goodwill of $914 million, $634 million, and $322 million, respectively. There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for the naviHealth and Harvard Drug acquisitions from those disclosed in our 2016 Form 10-K. During the nine months ended March 31, 2017, we recorded additional goodwill for Cordis of $53 million, net of tax, substantially all of which was to increase an accrual for assumed pre-acquisition product liability lawsuits. See Note 7 for further discussion of the product liability lawsuits.
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended March 31,
(in millions)	2017	2016
Employee-related costs (1)	$14	$6
Facility exit and other costs (2)	1	—
Total restructuring and employee severance	$15	$6

	Nine Months Ended March 31,
(in millions)	2017	2016
Employee-related costs (1)	$27	$11
Facility exit and other costs (2)	4	8
Total restructuring and employee severance	$31	$19

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

23	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Notes to Financial Statements

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2016	$15	$1	$16
Additions	22	1	23
Payments and other adjustments	(13)	(1)	(14)
Balance at March 31, 2017	$24	$1	$25
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2016	$2,919	$4,248	$7,167
Goodwill acquired, net of purchase price adjustments	21	36	57
Foreign currency translation adjustments and other	(11)	(4)	(15)
Balance at March 31, 2017	$2,929	$4,280	$7,209
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2017
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$71	$—	$71	N/A
Total indefinite-life intangibles	71	—	71	N/A

Definite-life intangibles:
Customer relationships	1,957	908	1,049	9
Trademarks, trade names and patents	507	181	326	14
Developed technology and other	905	273	632	9
Total definite-life intangibles	3,369	1,362	2,007	10
Total other intangible assets	$3,440	$1,362	$2,078	N/A

	June 30, 2016
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$72	$—	$72
Total indefinite-life intangibles	72	—	72

Definite-life intangibles:
Customer relationships	1,946	737	1,209
Trademarks, trade names and patents	508	140	368
Developed technology and other	808	198	610
Total definite-life intangibles	3,262	1,075	2,187
Total other intangible assets	$3,334	$1,075	$2,259
Total amortization of intangible assets was $96 million and $88 million for the three months ended March 31, 2017 and 2016, respectively, and $291 million and $255 million for the nine months ended March 31, 2017 and 2016, respectively. For acquisitions closed on or before March 31, 2017, estimated annual amortization of intangible assets for the remainder of fiscal 2017 through 2021 is as follows: $98 million, $363 million, $294 million, $264 million and $214 million.
5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	March 31, 2017	June 30, 2016
Current available-for-sale securities:
Commercial paper	$2	$—
Treasury bills	8	3
International bonds	2	2
Corporate bonds	70	58
U.S. agency bonds	5	6
Asset-backed securities	27	28
International equity securities	1	2
U.S. agency mortgage-backed securities	13	14
Total current available-for-sale securities	128	113
Long-term available-for-sale securities:
Treasury bills	14	10
International bonds	3	1
Corporate bonds	19	36
U.S. agency bonds	—	9
Asset-backed securities	16	17
U.S. agency mortgage-backed securities	17	14
Total long-term available-for-sale securities	69	87
Total available-for-sale securities	$197	$200

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	24

Notes to Financial Statements

Gross unrealized gains and losses on available-for-sale securities were immaterial at both March 31, 2017 and June 30, 2016. During the three and nine months ended March 31, 2017 and 2016, gross realized gains and losses on available-for-sale securities were immaterial and we did not recognize any other-than-temporary impairments. At March 31, 2017, the weighted-average effective maturity of our current and long-term marketable securities was approximately 6 months and 16 months, respectively.
6. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
During the three months ended March 31, 2017 and 2016, the effective tax rate was 32.3 percent and 36.9 percent, respectively.
During the nine months ended March 31, 2017 and 2016, the effective tax rate was 34.4 percent and 35.5 percent, respectively.
At March 31, 2017 and June 30, 2016, we had $394 million and $527 million of unrecognized tax benefits, respectively. The March 31, 2017 and June 30, 2016, balances include $258 million and $355 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2017 and June 30, 2016, we had $105 million and $145 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $45 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
During the nine months ended March 31, 2017, the IRS closed audits of fiscal years 2006 and 2007, which is reflected in our condensed consolidated financial statements and in our evaluation of uncertain tax positions. The result of the settlement had an immaterial impact to our provision for income taxes. The IRS is currently conducting audits of fiscal years 2008 through 2014.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion.

The indemnification receivable was $140 million and $172 million at March 31, 2017 and June 30, 2016, respectively, and is included in other assets in the condensed consolidated balance sheets.
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
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters.
We may be named from time to time in qui tam actions initiated by private third parties. In such actions, the private parties purport to act on behalf of federal or state governments, allege that false claims have been submitted or have been caused to be submitted for payment by the government and may receive an award if their claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own purporting to act on behalf of the government.
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters that we investigate internally, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption, or anti-bribery laws. In addition, from time to time, we receive subpoenas or requests for information from various government agencies relating to our business or to the business of a customer, supplier, or other industry participant. While we do not believe that the outcomes of any current internal investigation or third-party subpoena or request for information will be material to our financial statements, they could lead to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a quality or regulatory issue, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, action by regulators and product liability claims and lawsuits, including class actions. Even absent an identified regulatory or quality

25	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Notes to Financial Statements

issue or product recall, we have become subject to product liability claims and lawsuits.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters, including mass tort product liability claims, and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.
State of West Virginia vs. Cardinal Health, Inc.
In January 2017, we agreed, without admitting liability, to pay $20 million to the State of West Virginia to settle a lawsuit filed against us by the West Virginia Attorney General in June 2012. As previously disclosed, the West Virginia Attorney General had filed complaints in the Circuit Court of Boone County, West Virginia against a number of pharmaceutical wholesale distributors, including us, alleging, among other things, that the distributors had failed to maintain effective controls to guard against diversion of controlled substances in West Virginia, had failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act, and were negligent in distributing controlled substances. During the nine months ended March 31, 2017, we settled the matter for $20 million.
Other Controlled Substance Distribution Lawsuits
As of April 28, 2017, 11 West Virginia counties and municipalities and the Cherokee Nation have filed lawsuits against pharmaceutical wholesale distributors, including us, and certain retail chains in various federal, state and other courts. The lawsuits make claims similar to those made in the State of West Virginia’s lawsuit against us, which, as discussed above, we have resolved. Specifically, they allege violations of various statutes related to controlled substances and common law violations, and seek equitable relief and monetary damages. We are vigorously defending ourselves in these lawsuits. Since these lawsuits are at early stages, we are unable to predict the outcome of these lawsuits or estimate a range of reasonably possible losses.
Product Liability Lawsuits
As of April 28, 2017, we and our Cordis business have been named as defendants in 58 product liability lawsuits involving claims by approximately 500 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.

As of September 30, 2016, we had recorded an accrual of $79 million for losses and legal defense costs as an adjustment to pre-acquisition liabilities assumed in the Cordis acquisition. Refer to Note 2 for further information regarding this adjustment. We record additional accruals for losses and legal defense costs as litigation (recoveries)/charges, net in our condensed consolidated statements of earnings. At March 31, 2017, we had a total of $93 million, net of expected insurance recoveries, accrued for losses and legal defense costs.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	26

Notes to Financial Statements

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6	$—	$—	$6
Forward contracts (1)	—	13	—	13
Available-for-sale securities (2)	—	197	—	197
Other investments (3)	111	3	—	114
Liabilities:
Contingent Consideration (4)	—	—	(38)	(38)

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$516	$—	$—	$516
Forward contracts (1)	—	19	—	19
Available-for-sale securities (2)	—	200	—	200
Other investments (3)	103	—	—	103
Liabilities:
Contingent Consideration (4)	—	—	(19)	(19)

(1)
The fair value of interest rate swaps, foreign currency contracts and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheets.

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

(3)
Level 1 other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds primarily invest in the equity securities of companies with large market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices. Level 2 other investments are comprised of warrants for stock valued by utilizing observable inputs in a Black-Scholes model.

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

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2016	$19
Additions from acquisitions	22
Changes in fair value of contingent consideration (1)	—
Payment of contingent consideration	(3)
Balance at March 31, 2017	$38

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
9. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2016 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three and nine months ended March 31, 2017 and 2016.
During the nine months ended March 31, 2017, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt.
During the nine months ended March 31, 2017 and 2016, we entered into pay-floating interest rate swaps with a total notional amounts of $100 million and $300 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheet.
During the nine months ended March 31, 2017, we terminated notional amounts of $200 million of pay-floating interest rate swaps. We received net settlement proceeds of $14 million related to the pay-floating interest rate swaps terminated during the nine months ended March 31, 2017 and the pay-floating interest rate swaps terminated in fiscal 2016, as previously disclosed in our 2016 Form 10-K. These swaps were previously designated as fair value hedges. There was no immediate impact to the condensed consolidated statements of earnings; however, the fair value adjustment to debt is being amortized over the life of the underlying debt as a reduction to interest expense, net in the condensed consolidated statements of earnings.

27	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Notes to Financial Statements

Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at March 31, 2017 and June 30, 2016 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2017	June 30, 2016
Estimated fair value	$5,628	$5,780
Carrying amount	5,461	5,539
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Redeemable Noncontrolling Interests
Redeemable noncontrolling interest represents the third parties' share of the net assets of naviHealth. The third-party noncontrolling interest holders hold an option that allows them to sell their noncontrolling interests to us at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. The terms of the agreement also provide us with the option to acquire any remaining noncontrolling interests at any time after the two-year anniversary of the closing, which is August 26, 2017. Our ownership interest in naviHealth was 82 percent at March 31, 2017.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)	Redeemable Noncontrolling Interest
Balance at June 30, 2016	$117
Net earnings attributable to redeemable noncontrolling interests	3
Net purchase of redeemable noncontrolling interests	(3)
Balance at March 31, 2017	$117
11. Shareholders' Equity
During the nine months ended March 31, 2017, we repurchased 8.1 million common shares having an aggregate cost of $600 million. The average price paid per common share was $74.08.
During the nine months ended March 31, 2016, we repurchased 3.7 million common shares having an aggregate cost of $300 million. The average price paid per common share was $80.72.
We funded the repurchases with available cash.
During the nine months ended March 31, 2017, the Company retired 37 million common shares in treasury. The retirement of these shares had no impact on total shareholders' equity; however, it did impact certain individual components of shareholders' equity as follows: $2.5 billion decrease in common shares in treasury, $302 million decrease in common shares, and $2.2 billion decrease in retained earnings.

Other shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2016	$(123)	$7	$(116)
Other comprehensive income/(loss), before reclassifications	(47)	24	(23)
Amounts reclassified to earnings	—	3	3
Other comprehensive income/(loss), net of tax	(47)	27	(20)
Balance at March 31, 2017	$(170)	$34	$(136)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during the nine months ended March 31, 2017.
12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31,
(in millions)	2017	2016
Weighted-average common shares–basic	316	328
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	3
Weighted-average common shares–diluted	318	331

	Nine Months Ended March 31,
(in millions)	2017	2016
Weighted-average common shares–basic	318	328
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	3
Weighted-average common shares–diluted	320	331
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 3 million and 2 million for the three months ended March 31, 2017 and 2016, respectively, and 3 million and 2 million for the nine months ended March 31, 2017 and 2016, respectively.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	28

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
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2017	2016
Pharmaceutical	$28,406	$27,527
Medical	3,418	3,138
Total segment revenue	31,824	30,665
Corporate (1)	(3)	(3)
Total revenue	$31,821	$30,662

	Nine Months Ended March 31,
(in millions)	2017	2016
Pharmaceutical	$86,911	$80,954
Medical	10,107	9,220
Total segment revenue	97,018	90,174
Corporate (1)	(8)	(12)
Total revenue	$97,010	$90,162

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $2 million and $9 million for the three months ended March 31, 2017 and 2016, respectively, and $4 million and $20 million for the nine months ended March 31, 2017 and 2016, respectively.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2017	2016
Pharmaceutical	$611	$660
Medical	148	128
Total segment profit	759	788
Corporate	(154)	(132)
Total operating earnings	$605	$656

	Nine Months Ended March 31,
(in millions)	2017	2016
Pharmaceutical	$1,682	$1,945
Medical	435	335
Total segment profit	2,117	2,280
Corporate	(436)	(441)
Total operating earnings	$1,681	$1,839

The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2017	June 30, 2016
Pharmaceutical	$21,469	$20,662
Medical	10,645	10,236
Corporate	2,060	3,224
Total assets	$34,174	$34,122

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2017	2016
Restricted share unit expense	$18	$18
Employee stock option expense	4	6
Performance share unit expense	3	2
Total share-based compensation	$25	$26

29	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Notes to Financial Statements

	Nine Months Ended March 31,
(in millions)	2017	2016
Restricted share unit expense	$53	$53
Employee stock option expense	14	16
Performance share unit expense	6	13
Total share-based compensation	$73	$82
The total tax benefit related to share-based compensation was $9 million for both the three months ended March 31, 2017 and 2016, and $25 million and $28 million for the nine months ended March 31, 2017 and 2016, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2016	2	$71.73
Granted	1	82.37
Vested	(1)	68.81
Canceled and forfeited	—	—
Nonvested at March 31, 2017	2	$76.96
At March 31, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $95 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2016	7	$54.09
Granted	1	83.11
Exercised	(1)	37.46
Canceled and forfeited	—	—
Outstanding at March 31, 2017	7	$62.99
Exercisable at March 31, 2017	4	$52.28
At March 31, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $26 million, which is expected to be recognized over a weighted-average period of 2 years. The following tables provide additional detail related to stock options:

(in millions)	March 31, 2017	June 30, 2016
Aggregate intrinsic value of outstanding options at period end	$130	$181
Aggregate intrinsic value of exercisable options at period end	127	161

(in years)	March 31, 2017	June 30, 2016
Weighted-average remaining contractual life of outstanding options	7	6
Weighted-average remaining contractual life of exercisable options	6	5
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2016	0.8	$63.96
Granted	0.2	83.19
Vested (1)	(0.4)	51.49
Canceled and forfeited	—	—
Nonvested at March 31, 2017	0.6	$77.86
(1) Vested based on achievement of 139 percent of the target performance goal.
At March 31, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $17 million, which is expected to be recognized over a weighted-average period of two years.
15. Subsequent Events
On April 18, 2017, we entered into an agreement with Medtronic plc ("Medtronic") to acquire its Patient Care, Deep Vein Thrombosis and Nutritional Insufficiency businesses for $6.1 billion in cash, subject to certain adjustments. The Medtronic businesses manufacture 23 medical product categories sold into multiple healthcare channels, and include numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition will further expand the Medical segment's portfolio of self-manufactured products. We expect to close the acquisition in the first quarter of our fiscal 2018, subject to customary closing conditions, including regulatory clearances.
We plan to fund the acquisition through $4.5 billion in new long-term debt, the use of existing cash and expected operating cash flows

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	30

Notes to Financial Statements

through closing. Additionally, if needed, we may access our commercial paper program and credit facilities. On April 18, 2017, we obtained a commitment from a financial institution to provide us a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $4.5 billion (the “Bridge Facility”), the proceeds of which may be used for the payment of the acquisition purchase price. Neither the closing of the Bridge Facility nor the receipt of any other financing is a condition to the closing of the acquisition.

31	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
2.1
Stock and Asset Purchase Agreement, dated April 18, 2017, by and between Cardinal Health, Inc. and Medtronic plc (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on April 18, 2017, File No. 1-11373)

3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on June 30, 2016, File No. 1-11373)
10.1
Commitment Letter, dated April 18, 2017, by and among Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC and Cardinal Health, Inc. (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on April 18, 2017, File No. 1-11373)

10.2	Amendment No. 1, dated as of May 1, 2017, to Amended and Restated Five-Year Credit Agreement as of June 16, 2016
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Cardinal Health Website
Cardinal Health uses its website as a channel of distribution for material company information. Important information, including news releases, financial information, earnings and analyst presentations and information about upcoming presentations and events is routinely posted and accessible at ir.cardinalhealth.com. In addition, the website allows investors and other interested persons to sign up automatically to receive e-mail alerts when the company posts news releases, SEC filings and certain other information on its website.

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	32

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	18
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4	Controls and Procedures	16

	Part II. Other Information
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	32
	Signatures	34

N/A	Not applicable

33	Cardinal Health | Q3 Fiscal 2017 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 2, 2017	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer

Cardinal Health | Q3 Fiscal 2017 Form 10-Q	34