Form 10-K
period 2017-06-30
CARDINAL HEALTH INC
filed 2017-08-10
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates or registrant on December 31, 2016, was the following: $22,624,332,824.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2017, was the following: 316,453,664.

Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2017 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2017 Form 10-K

1	Cardinal Health | Fiscal 2017 Form 10-K

Introduction

Introduction

References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health" and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30.  References to fiscal 2017, 2016, 2015, 2014 and 2013 and to FY17, FY16, FY15, FY14 and FY13 are to the fiscal years ended June 30, 2017, 2016, 2015, 2014 and 2013, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2017.
Non-GAAP Financial Measures
In this report, including in the "Fiscal 2017 Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this report.
Important Information Regarding Forward-Looking Statements
This report (including information incorporated by reference) includes forward-looking statements addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in MD&A, but there are others throughout this report, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks and uncertainties are described in “Risk Factors” in this report and in Exhibit 99.1 to the Form 10-K included in this report. Forward-looking statements in this report speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

Cardinal Health | Fiscal 2017 Form 10-K	2

MD&A	Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a global, integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical.
Pharmaceutical Segment

Our Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical, and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers to support the development, marketing, and distribution of specialty pharmaceutical products; operates nuclear pharmacies and radiopharmaceutical manufacturing facilities; provides pharmacy management services to hospitals, as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers; and repackages generic pharmaceuticals and over-the-counter healthcare products. This segment also imports and distributes pharmaceuticals, over-the-counter healthcare and consumer products and provides specialty pharmacy and other services in China.

Medical Segment

Our Medical segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China. This segment also distributes medical products to patients' homes and provides post-acute care management and transition services and software to hospitals, other healthcare providers and payers in the United States.

3	Cardinal Health | Fiscal 2017 Form 10-K

MD&A	Results of Operations

Consolidated Results
Fiscal 2017 Overview

Revenue
Revenue for fiscal 2017 was $130.0 billion, a 7 percent increase from the prior year, due primarily to sales growth from pharmaceutical distribution customers.
GAAP and Non-GAAP Operating Earnings

(in millions)	2017	2016	Change
GAAP	$2,120	$2,459	(14)%
Restructuring and employee severance	56	25
Amortization and other acquisition-related costs	527	459
Impairments and (gain)/loss on disposal of assets	18	21
Litigation (recoveries)/charges, net	48	(69)
Non-GAAP	$2,769	$2,895	(4)%
The sum of the components may not equal the total due to rounding.
During fiscal 2017, GAAP operating earnings decreased 14 percent to $2.1 billion and non-GAAP operating earnings decreased 4 percent to $2.8 billion. The decreases in both GAAP and non-GAAP operating earnings were primarily due to generic pharmaceutical customer pricing changes and the previously disclosed loss of a large pharmaceutical distribution customer. The decreases were partially offset by the benefits of Red Oak Sourcing within our Pharmaceutical segment generics program and growth from our Medical segment. Changes in litigation (recoveries)/charges, net and amortization of acquisition-related intangible assets related to the acquisition of Cordis also contributed to the decrease in GAAP operating earnings during fiscal 2017.

GAAP and Non-GAAP Diluted EPS

($ per share)	2017	2016	Change
GAAP	$4.03	$4.32	(7)%
Restructuring and employee severance	0.11	0.05
Amortization and other acquisition-related costs	1.13	0.96
Impairments and (gain)/loss on disposal of assets	0.04	0.04
Litigation (recoveries)/charges, net	0.09	(0.13)
Non-GAAP	$5.40	$5.24	3%
The sum of the components may not equal the total due to rounding.
During fiscal 2017, GAAP diluted earnings per share from continuing operations attributable to Cardinal Health, Inc. ("diluted EPS") decreased 7 percent to $4.03 and non-GAAP diluted EPS increased 3 percent to $5.40. GAAP diluted EPS decreased due to lower GAAP operating earnings, partially offset by a lower effective tax rate and fewer shares outstanding as a result of share repurchases. Non-GAAP diluted EPS increased primarily due to a lower effective tax rate and fewer shares outstanding as a result of share repurchases, partially offset by lower non-GAAP operating earnings.
Cash and Equivalents
Our cash and equivalents balance was $6.9 billion at June 30, 2017 compared to $2.4 billion at June 30, 2016. The increase in cash and equivalents during fiscal 2017 was driven by the proceeds from a $5.2 billion debt issuance and $1.2 billion provided by operating activities, partially offset by $600 million paid for share repurchases, $577 million paid in dividends, $387 million in capital expenditures and $310 million in debt repayments.
In July 2017, we used $6.1 billion to fund the acquisition of the Patient Care, Deep Vein Thrombosis and Nutritional Insufficiency businesses from Medtronic plc, as discussed below, and used $403 million to redeem our 1.7% notes due 2018.

Cardinal Health | Fiscal 2017 Form 10-K	4

MD&A	Results of Operations

Significant Developments in Fiscal 2017 and Trends

Acquisition of Medtronic's Patient Recovery Business

On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc ("Medtronic") for $6.1 billion in cash. The Patient Recovery Business manufactures 23 medical product categories sold into multiple healthcare channels, and includes numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition further expands the Medical segment's portfolio of self-manufactured products. We funded the acquisition through $4.5 billion in new long-term debt, the use of existing cash, and borrowings under our existing credit arrangements.
Trends

Within our Pharmaceutical segment, we expect fiscal 2018 segment profit to be less than our fiscal 2017 segment profit due primarily to generic pharmaceutical customer pricing changes, which also negatively impacted Pharmaceutical segment profit during fiscal 2017. However, as is generally the case, the frequency, timing, magnitude, and profit impact of pharmaceutical customer pricing changes and branded and generic pharmaceutical manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2018 could be more or less than we expect.
In fiscal 2018, we expect the acquisition of the Patient Recovery Business will significantly increase the Medical segment's revenue and segment profit. We also expect the acquisition will significantly increase amortization and acquisition-related costs in fiscal 2018 due to the size and complexity of the acquisition. We expect our interest expense, net to increase in fiscal 2018 primarily due to the debt issued to fund a portion of the purchase price of the acquisition of the Patient Recovery Business.

5	Cardinal Health | Fiscal 2017 Form 10-K

MD&A	Results of Operations

Results of Operations
Revenue

	Revenue			Change
(in millions)	2017	2016	2015	2017	2016
Pharmaceutical	$116,463	$109,131	$91,116	7%	20%
Medical	13,524	12,430	11,395	9%	9%
Total segment revenue	129,987	121,561	102,511	7%	19%
Corporate	(11)	(15)	20	N.M.	N.M.
Total revenue	$129,976	$121,546	$102,531	7%	19%

Fiscal 2017 Compared to Fiscal 2016

Pharmaceutical Segment
Fiscal 2017 Pharmaceutical segment revenue grew primarily due to sales growth from the addition of OptumRx and from other pharmaceutical distribution customers, including continued branded pharmaceutical price appreciation, all of which increased revenue by $7.0 billion.
Medical Segment
Fiscal 2017 Medical segment revenue grew primarily due to sales growth from new and existing customers and $212 million in contributions from acquisitions.

Fiscal 2016 Compared to Fiscal 2015

Pharmaceutical Segment
Fiscal 2016 Pharmaceutical segment revenue grew primarily due to sales growth from the addition of OptumRx and from other pharmaceutical distribution customers, including continued branded pharmaceutical price appreciation, all of which increased revenue by $16.9 billion. Acquisitions also contributed $2.1 billion to revenue growth.
Medical Segment
Fiscal 2016 Medical segment revenue grew primarily due to acquisitions, net of divestitures, which contributed $645 million, and sales growth from existing businesses.

Cost of Products Sold

Cost of products sold for fiscal 2017 and 2016 increased $8.4 billion (7 percent) and $18.2 billion (19 percent) compared to the prior-year periods, respectively, as a result of the same factors affecting the changes in revenue and gross margin.

Cardinal Health | Fiscal 2017 Form 10-K	6

MD&A	Results of Operations

Gross Margin

	Consolidated Gross Margin			Change
(in millions)	2017	2016	2015	2017	2016
Gross margin	$6,544	$6,543	$5,712	N.M.	15%
Fiscal 2017 Compared to Fiscal 2016

Fiscal 2017 consolidated gross margin was essentially flat versus the prior-year period.
Consolidated gross margin for fiscal 2017 was positively impacted by sales growth from pharmaceutical distribution customers ($260 million) and acquisitions in both segments ($132 million) and was negatively impacted by the previously disclosed loss of a large pharmaceutical distribution customer.
Gross margin rate contracted during fiscal 2017, primarily due to generic pharmaceutical customer pricing changes, partially offset by the benefits from Red Oak Sourcing within our Pharmaceutical segment generics program.

Fiscal 2016 Compared to Fiscal 2015

Fiscal 2016 consolidated gross margin increased $831 million (15 percent), and was favorably impacted by sales growth from pharmaceutical distribution customers ($510 million) and acquisitions, net of divestitures ($576 million).
Gross margin rate contracted during fiscal 2016, primarily due to changes in product mix driven by the on-boarding of a new mail order customer, OptumRx, starting in October 2015, and also due to the adverse impact of customer pricing changes. Our gross margin rate was favorably impacted by performance under our Pharmaceutical segment generics program. Our generics program had strong year-over-year performance from Red Oak Sourcing.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses			Change
(in millions)	2017	2016	2015	2017	2016
SG&A expenses	$3,775	$3,648	$3,240	3%	13%

Fiscal 2017 Compared to Fiscal 2016

Fiscal 2017 SG&A expenses increased primarily due to acquisitions ($112 million) and costs related to a multi-year project to replace certain Pharmaceutical segment finance and operating information systems, partially offset by reduced enterprise-wide incentive compensation.

Fiscal 2016 Compared to Fiscal 2015

Fiscal 2016 SG&A expenses increased primarily due to acquisitions, net of divestitures ($370 million).

7	Cardinal Health | Fiscal 2017 Form 10-K

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 15 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings			Change
(in millions)	2017	2016	2015	2017	2016
Pharmaceutical	$2,187	$2,488	$2,094	(12)%	19%
Medical	572	457	433	25%	6%
Total segment profit	2,759	2,945	2,527	(6)%	17%
Corporate	(639)	(486)	(366)	31%	33%
Total consolidated operating earnings	$2,120	$2,459	$2,161	(14)%	14%

Fiscal 2017 Compared to Fiscal 2016

Pharmaceutical Segment Profit
Fiscal 2017 Pharmaceutical segment profit decreased largely due to generic pharmaceutical customer pricing changes. The previously disclosed loss of a large pharmaceutical distribution customer, the adverse impact of customer repricings and reduced levels of branded pharmaceutical price appreciation also contributed to the decrease in Pharmaceutical segment profit. These were partially offset by the benefits of Red Oak Sourcing within our generics program.
Medical Segment Profit
Fiscal 2017 Medical segment profit increased due to strong performance from naviHealth, contributions from Cardinal Health branded products, reduced enterprise-wide incentive compensation, and contributions from distribution services. Cardinal Health branded products growth includes the prior year unfavorable impact on cost of products sold from the Cordis inventory fair value step up.
Corporate
As discussed further in sections that follow, the principal drivers for the change in Corporate during fiscal 2017 were the change in litigation (recoveries)/charges, net and higher amortization and other acquisition-related costs.

Fiscal 2016 Compared to Fiscal 2015

Pharmaceutical Segment Profit
Fiscal 2016 Pharmaceutical segment profit increased due to sales growth from pharmaceutical distribution customers and performance under our generics program, partially offset by the adverse impact of customer pricing changes. Acquisitions also contributed to Pharmaceutical segment profit growth. Our generics program benefited from strong year-over-year performance from Red Oak Sourcing.
Medical Segment Profit
Fiscal 2016 Medical segment profit increased due to the contribution from Cardinal Health branded products. Acquisitions, net of divestitures, which included the unfavorable impact on cost of products sold from the fair value step up of inventory acquired with Cordis, also contributed to segment profit growth. Fiscal 2016 Medical segment profit growth was partially offset by a decline in the results from our Canada business.
Corporate
As discussed further in sections that follow, the principal driver for the change in Corporate in fiscal 2016 was increased amortization and other acquisition-related costs primarily related to the acquisitions of Cordis and Harvard Drug, partially offset by litigation recoveries.

Cardinal Health | Fiscal 2017 Form 10-K	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

(in millions)	2017	2016	2015
Restructuring and employee severance	$56	$25	$44
Amortization and other acquisition-related costs	527	459	281
Impairments and (gain)/loss on disposal of assets, net	18	21	(19)
Litigation (recoveries)/charges, net	48	(69)	5
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $392 million, $355 million and $189 million for fiscal 2017, 2016 and 2015, respectively. The increase in amortization of acquisition-related intangible assets during fiscal 2017 and fiscal 2016 was largely due to the acquisition of Cordis. Transaction and integration costs associated with the Cordis acquisition were $61 million and $78 million during fiscal 2017 and 2016, respectively.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $54 million during fiscal 2017.

Litigation (Recoveries)/Charges, Net
During fiscal 2017, we incurred litigation charges of $45 million due to accrued expenses relating to the Cordis-related IVC filter product liability claims and the settlement of the State of West Virginia matter. See Note 8 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2016 and 2015, we received and recognized income of $80 million and $71 million, respectively, from settlements of class action antitrust lawsuits in which we were a class member. During fiscal 2015, we incurred litigation charges of $68 million related to government investigations.

Earnings From Continuing Operations Before Income Taxes

In addition to the items discussed above, earnings from continuing operations before income taxes was impacted by the following:

	Earnings from Continuing Operations Before Income Taxes			Change
(in millions)	2017	2016	2015	2017	2016
Other (income)/expense, net	$(5)	$5	$(7)	N.M.	N.M.
Interest expense, net	201	178	141	13%	26%
Loss on extinguishment of debt	—	—	60	N.M.	(100)%

Interest Expense, Net
Fiscal 2017 interest expense increased primarily due to $5.2 billion of new long-term debt issued in June 2017, $4.5 billion of which was used to fund the acquisition of the Patient Recovery Business in July 2017. Fees relating to a commitment for an unsecured bridge term loan facility obtained in connection with the acquisition also contributed to the increase in interest expense. No amounts were drawn under the bridge loan facility and we terminated the commitment letter in June 2017.

Fiscal 2016 interest expense increased primarily as a result of the additional $1.5 billion of debt issued in June 2015 to fund the Harvard Drug and Cordis acquisitions.
Loss on Extinguishment of Debt
In fiscal 2015, we redeemed certain debt resulting in a loss on the extinguishment of debt of $60 million ($37 million, net of tax).

9	Cardinal Health | Fiscal 2017 Form 10-K

MD&A	Results of Operations

Provision for Income Taxes

The provision for income taxes decreased in fiscal 2017 primarily due to a decrease in earnings from continuing operations and a 4.4 percentage point decrease in the effective tax rate as discussed below.
Generally, fluctuations in the effective tax rate are due to changes in the distribution of income among non-U.S. taxing jurisdictions with lower income tax rates and other reconciling items. A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 7 of the "Notes to Consolidated Financial Statements" for additional information):

	2017	2016	2015
Provision at Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.0	1.5	4.1
Foreign tax rate differential	(0.2)	(0.6)	(2.4)
Nondeductible/nontaxable items	0.2	1.0	0.7
Other	(3.3)	0.2	1.0
Effective income tax rate	32.7%	37.1%	38.4%

Fiscal 2017

The fiscal 2017 effective income tax rate was favorably impacted by the change in other items, which decreased 3.5 percentage points from fiscal 2016 primarily due to the realignment of foreign subsidiaries in anticipation of closing the acquisition of the Patient Recovery Business and also with deductions related to U.S. production activities. The state and local income tax rate decreased 0.5 percentage points primarily due to resolutions with state taxing authorities.
Ongoing Audits
The IRS is currently conducting audits of fiscal years 2008 through 2014.

Fiscal 2016 and Fiscal 2015

The fiscal 2016 effective income tax rate was favorably impacted by the state and local income tax rate, which decreased 2.6 percentage points from fiscal 2015 due to resolutions with state taxing authorities and a shift in the distribution of income among jurisdictions. The foreign tax rate differential decreased 1.8 percentage points primarily due to the deferred tax benefits recognized in fiscal 2015.
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

Cardinal Health | Fiscal 2017 Form 10-K	10

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $6.9 billion at June 30, 2017 compared to $2.4 billion at June 30, 2016. The increase in cash and equivalents during fiscal 2017 was driven by the proceeds from the $5.2 billion debt issuance and $1.2 billion provided by operating activities, partially offset by $600 million paid for share repurchases, $577 million paid in dividends, $387 million in capital expenditures and $310 million in debt repayments. The $1.8 billion decrease in net cash provided by operating activities was primarily due to an increase in working capital as a result of changes in timing of customer and vendor payments, some of which related to implementation of the new Pharmaceutical segment finance and operating information systems. At June 30, 2017, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments. On July 29, 2017, we acquired the Patient Recovery Business for $6.1 billion in cash.
The cash and equivalents balance at June 30, 2017 included $569 million of cash held by subsidiaries outside of the United States. Although the vast majority of cash is available for repatriation, bringing the cash into the United States could trigger U.S federal, state and local income tax obligations. Because the earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to evaluate the amount of U.S. tax that might be payable on the remittance of such earnings.
The decrease in cash and equivalents during fiscal 2016 of $2.2 billion was driven by $3.6 billion deployed for acquisitions, $651 million paid for share repurchases, $512 million paid in dividends and $465 million in capital expenditures, partially offset by net cash provided by operating activities of $3.0 billion, which was positively impacted by increased net earnings and working capital improvements.
During fiscal 2015 we deployed $1.0 billion of cash on share repurchases, $503 million on acquisitions and $460 million on dividends. Net cash provided by operating activities of $2.5 billion benefited from a net working capital decrease in excess of $500 million as a result of the Walgreens contract expiration.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2017 include a $1.75 billion revolving credit facility and a $700 million committed receivables sales facility program. We also have a $1.75 billion commercial paper program, backed by our revolving credit facility. At June 30, 2017, we had no amounts outstanding under our revolving credit facility or our committed receivables sales facility program. Under our commercial paper program, we had a maximum amount outstanding of $855 million and an average daily amount outstanding of $58 million during fiscal 2017.
Our revolving credit facility and committed receivables sales facility programs require us to maintain a consolidated leverage ratio of no more than 3.25-to-1 as of the last day of each quarter. As a result of the acquisition of the Patient Recovery Business, we temporarily increased this ratio to 4.25-to-1. As of June 30, 2017, we were in compliance with these financial covenants.
Long-Term Obligations
At June 30, 2017, we had total long-term obligations of $9.1 billion.
In June 2017, we sold $1 billion aggregate principal amount of 1.948% notes due 2019, $1.15 billion aggregate principal amount of 2.616% notes due 2022, $350 million aggregate principal amount of floating rate notes due 2022, $750 million aggregate principal amount of 3.079% notes due 2024, $1.35 billion aggregate principal amount of 3.410% notes due 2027 and $600 million aggregate principal amount of 4.368% notes due 2047. In addition to funding a portion of the purchase price of the acquisition of the Patient Recovery Business described below, in July 2017 we used a portion of the debt proceeds to redeem our $400 million 1.7% notes due 2018.

11	Cardinal Health | Fiscal 2017 Form 10-K

MD&A	Liquidity and Capital Resources

Funding for Acquisition of Medtronic's Patient Recovery Business
On July 29, 2017, we acquired the Patient Recovery Business from Medtronic for $6.1 billion in cash. We funded the acquisition using $4.5 billion of the proceeds from long-term debt issued in June 2017, cash on hand, $400 million in commercial paper and $300 million borrowed under our receivables sales facility. The new long-term debt was issued in June 2017 primarily to fund a portion of the purchase price of this acquisition. We also had obtained a commitment letter in April 2017 from a financial institution for a $4.5 billion unsecured bridge term loan facility that could have been used to complete the acquisition. We incurred fees related to the facility, which are included in interest expense, net. No amounts were drawn under the bridge term loan facility and we terminated the commitment letter in June 2017.

Available-for-Sale Securities
At June 30, 2017 and 2016, we held $65 million and $200 million, respectively, of marketable securities, which are classified as available-for-sale. In July 2017, we liquidated $65 million of our marketable securities.
Risk Management
We use interest rate swaps, foreign currency contracts and commodity contracts to manage our exposure to cash flow variability. We also use interest rate swaps to protect the value of our debt and use foreign currency forward contracts to protect the value of our existing and forecasted foreign currency assets and liabilities. See the "Quantitative and Qualitative Disclosures About Market Risk" section as well as Note 1 and Note 11 of the “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives as well as foreign currency, interest rate and commodity exposures.
Capital Deployment

Capital Expenditures
Capital expenditures during fiscal 2017, 2016 and 2015 were $387 million, $465 million and $300 million, respectively.
We expect capital expenditures in fiscal 2018 to be between $500 million and $540 million primarily for information technology projects, growth projects in our core business and for integration of the acquisition of the Patient Recovery Business.
Dividends
During fiscal 2017, we paid quarterly dividends totaling $1.80 per share, an increase of 16 percent from fiscal 2016.
On May 3, 2017, our Board of Directors approved a quarterly dividend of $0.4624 per share, or $1.85 per share on an annualized basis, which was paid on July 15, 2017 to shareholders of record on July 3, 2017.

Share Repurchases
During fiscal 2017, we repurchased $600 million of our common shares. We funded the repurchases with available cash. At June 30, 2017, we had $443 million remaining under our existing $1.0 billion share repurchase program.
Acquisition of Medtronic's Patient Recovery Business
Described above under "Funding for Acquisition of Medtronic's Patient Recovery Business."
Long-Term Obligations Repayment Plans
We plan to reduce our long-term obligations by approximately $500 million in each of fiscal 2018, 2019 and 2020 by paying off long-term debt as it comes due.

Cardinal Health | Fiscal 2017 Form 10-K	12

MD&A	Other

Contractual Obligations
At June 30, 2017, our contractual obligations, including estimated payments due by period, are as follows:

(in millions)	2018	2019 to 2020	2021 to 2022	There-after	Total
Long-term debt and short-term borrowings (1)	$1,328	$1,950	$1,750	$5,424	$10,452
Interest on long-term debt	320	590	542	2,250	3,702
Capital lease obligations (2)	2	5	2	2	11
Other liabilities (3)	4	—	—	—	4
Operating leases (4)	110	171	100	107	488
Purchase obligations and other payments (5)	341	331	234	244	1,150
Total contractual obligations (6)	$2,105	$3,047	$2,628	$8,027	$15,807

(1)
Represents maturities of our long-term debt obligations and other short-term borrowings excluding capital lease obligations described below. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.

(2)	Represents maturities of our capital lease obligations included within long-term obligations in our consolidated balance sheets.

(3)
Represents cash outflows by period for certain of our liabilities in which cash outflows could be reasonably estimated. Long-term liabilities, such as unrecognized tax benefits and deferred taxes, have been excluded from the table above because of the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 7 of the “Notes to Consolidated Financial Statements” for further discussion of income taxes. Additionally, the carrying value of redeemable noncontrolling interests are excluded from the table, as the ultimate amount and timing of any future cash payments related to the redemption amount are uncertain. See Note 1 and Note 12 of the “Notes to Consolidated Financial Statements” for additional information regarding redeemable noncontrolling interests.

(4)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 8 of the “Notes to Consolidated Financial Statements.”

(5)
A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments of $45.6 million that we are required to pay CVS Health Corporation ("CVS"), in connection with the establishment of Red Oak Sourcing and will be in place for the remaining seven years of the agreement. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information.

(6)	Excludes obligations from acquisitions not closed as of June 30, 2017.
Off-Balance Sheet Arrangements
We had no significant "off-balance sheet arrangements" at June 30, 2017, as that term is defined in the SEC rules.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

13	Cardinal Health | Fiscal 2017 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
Allowance for Doubtful Accounts

The allowance for doubtful accounts includes general and specific reserves. We determine our allowance for doubtful accounts by reviewing accounts receivable aging, industry trends, customer financial strength and credit standing, historical write-off trends and payment history. We regularly evaluate how changes in economic conditions may affect credit risks. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Receivables and Allowance for Doubtful Accounts.
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2017, would result in an increase or decrease in bad debt expense of $8 million. We believe the reserve maintained and expenses recorded in fiscal 2017 are appropriate. At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue.
The following table presents information regarding the allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2017	2016	2015
Allowance for doubtful accounts	$137	$135	$135
Reduction to allowance for customer deductions and write-offs	58	74	66
Charged to costs and expenses	60	74	64
Allowance as a percentage of customer receivables	1.7%	1.8%	2.0%
Allowance as a percentage of revenue	0.11%	0.11%	0.13%
Inventories

A substantial portion of our inventories (56 percent and 58 percent at June 30, 2017 and 2016, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Prices for branded pharmaceuticals generally tend to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Inventories.
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

We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2017 or 2016 because inventories valued at LIFO were $46 million and $9 million higher than the average cost value at June 30, 2017 and 2016, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2017 and 2016.
Our remaining inventory that is not valued at the lower of LIFO or market is stated at the lower of cost, using the first-in, first-out method, or market. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $76 million and $79 million at June 30, 2017 and 2016, respectively. We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age of on-hand inventory and manufacturer return policies. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

Cardinal Health | Fiscal 2017 Form 10-K	14

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Business Combinations

The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. For further discussion of the Business Combinations accounting policy, see Note 1 of the “Notes to Consolidated Financial Statements.”
Critical estimates and assumptions include: expected future cash flows for customer relationships, trademarks, trade names, patents,

developed technology, in-process research and development ("IPR&D") and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information regarding our acquisitions.
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
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division and Cardinal Health China - Pharmaceutical division); Nuclear Pharmacy Services division; Cardinal Health China - Pharmaceutical division; Medical operating segment (excluding our Cardinal Health at Home division and naviHealth division) (“Medical Unit”); Cardinal Health at Home division; and naviHealth division.
Goodwill impairment testing involves judgment, including the identification of reporting units and the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill. Our determination of estimated fair value of our reporting units is based on a combination of the income-based and market-based approaches. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets.
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment. If a reporting unit fails to achieve expected earnings or otherwise fails to meet current financial plans, or if there were changes to any other key assumptions used in the tests, the reporting unit could incur a goodwill impairment in a future period.

We performed annual impairment testing in fiscal 2017, 2016 and 2015 and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. For our annual impairment test in fiscal 2017, the fair value of our Medical Unit exceeded its carrying value of $6.8 billion by approximately 6 percent, which is lower than in past years due to recent performance of our Cordis acquisition. For this test, we used a discount rate of 8.5 percent and a terminal growth rate of 2.0 percent. The goodwill balance for our Medical Unit is $2.6 billion. A decrease in future cash flows, an increase in the discount rate or a decrease in the terminal growth rate, among other things, could result in a goodwill impairment for the Medical Unit. If we were to alter our impairment testing in fiscal 2017 by increasing the discount rate by 1.0 percent, there would have been an impairment indicator for our Medical Unit and we would have performed Step 2 of the goodwill impairment test. Similarly, changes in other key assumptions used in the test could result in an impairment indicator for our Medical Unit. For any of our other reporting units, there would not have been an impairment indicator for fiscal 2017 if we raised the discount rate by 1.0 percent. Subsequent to June 30, 2017, we acquired the Patient Recovery Business as discussed in Note 18, which will be included in the Medical Unit going forward and is expected to significantly contribute to the profit of this unit.
Intangible assets with finite lives are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the asset over their estimated useful lives. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
The impairment test for indefinite-lived intangibles other than goodwill (primarily IPR&D) requires comparing the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date.
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

15	Cardinal Health | Fiscal 2017 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Determining whether an impairment of indefinite-lived intangibles occurred requires estimating future undiscounted cash flows expected to be generated by the asset group. Actual results may differ materially from those used in our forecasts.

See Note 1 of "Notes to Consolidated Financial Statements" for additional information regarding goodwill and other intangible assets.
Vendor Reserves

In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputed transactions are researched and resolved based upon findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. For further discussion on the Vendor Reserves, see Note 1 of “Notes to Consolidated Financial Statements.”

Vendor reserves were $50 million and $62 million at June 30, 2017 and 2016, respectively. Approximately 77 percent of the vendor reserve at the end of fiscal 2017 pertained to the Pharmaceutical segment compared to 66 percent at the end of fiscal 2016. The reserve balance will fluctuate due to variations in outstanding claims from period-to-period, timing of resolutions and specific vendor issues.
The ultimate outcome of specific claims may be different than our original estimate and may require adjustment. We believe, however, that reserves recorded for such disputes are reasonable based upon current facts and circumstances.
Loss Contingencies and Self-Insurance

We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
Because these matters are inherently unpredictable and unfavorable developments or outcomes can occur, assessing contingencies is highly subjective and requires judgments about future events.
We also self-insure for employee healthcare, certain product liability matters, auto liability, property and workers' compensation and maintain insurance for individual losses exceeding certain limits when available.
Self-insurance accruals include an estimate for expected settlements on pending claims, defense costs, administrative fees, claims adjustment costs and an estimate for claims incurred but not reported.

For certain types of exposures, we develop the estimate of expected ultimate costs to settle each claim which is based on specific information related to each claim if available. Other estimates are based on an assessment of outstanding claims, historical analysis and current payment trends. For claims incurred but not reported, the liabilities are calculated and derived in accordance with generally accepted actuarial practices or using an estimated lag period.
We regularly review contingencies and self-insurance accruals to determine whether our accruals and related disclosures are adequate. The amount of loss may differ from these estimates. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information regarding loss contingencies and product liability lawsuits.

Cardinal Health | Fiscal 2017 Form 10-K	16

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Provision for Income Taxes

Our income tax expense, deferred income tax assets and liabilities, and unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements.
The following table presents information about our tax position at June 30:

(in millions)	2017	2016
Total deferred income tax assets (1)	$692	$567
Valuation allowance for deferred income tax assets (2)	(237)	(93)
Net deferred income tax assets	455	474
Total deferred income tax liabilities	(2,331)	(2,130)
Net deferred income tax liability	$(1,876)	$(1,656)

(1)	Total deferred income tax assets included $378 million and $193 million of loss and tax credit carryforwards at June 30, 2017 and 2016, respectively.

(2)	The valuation allowance primarily relates to federal, state and international loss carryforwards for which the ultimate realization of future benefits is uncertain.
Expiring loss and credit carryforwards and the required valuation allowances are adjusted quarterly. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described above.

We believe that our estimates for the valuation allowances against deferred tax assets and unrecognized tax benefits are appropriate based on current facts and circumstances. The amount we ultimately pay when matters are resolved may differ from the amounts accrued. For a further discussion on Provision for Income Taxes, see Note 1 of the “Notes to the Consolidated Financial Statements.”
Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation processes. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.
If any of our assumptions or estimates were to change, an increase or decrease in our effective income tax rate by 1 percent would have caused income tax expense to increase or decrease $19 million for fiscal 2017. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information regarding unrecognized tax benefits.
Share-Based Compensation

Employee share-based compensation is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The grant date market price of our common shares determines the fair value of restricted share units and performance share units. The fair value of stock options is determined using a lattice valuation model. We believe the lattice model provides reasonable estimates because it takes into account employee exercise patterns based on changes in our stock price and other variables and it provides for a range of input assumptions.
We analyze historical data to estimate option exercise behaviors and post-vesting forfeitures to be used within the lattice model. The expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding, is calculated from the option valuation model. Expected volatilities are based on implied volatility from traded options on our common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (up to ten years).The forfeiture estimates are adjusted as circumstances change and ultimately reflect actual forfeitures when an award vests. Actual forfeitures in future reporting periods could be higher or lower than our current estimates. Compensation expense for nonvested performance share units depends on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. See Note 16 of the "Notes to Consolidated Financial Statements" for additional information regarding share-based compensation.

17	Cardinal Health | Fiscal 2017 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2017 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP. In addition to analyzing our business based on financial information prepared in accordance with GAAP, we use these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning, and determine incentive compensation because we believe that these measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business. We provide these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on our financial and operating results on a year-over-year basis and in comparing our performance to that of our competitors. However, the non-GAAP financial measures that we use may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth below should be carefully evaluated.
Exclusions from Non-GAAP Financial Measures
Management believes it is useful to exclude the following items from the non-GAAP measures presented in this report for its own and for investors’ assessment of the business for the reasons identified below:

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

•
Restructuring and employee severance costs are excluded because they relate to programs in which we fundamentally change our operations and because they are not part of the ongoing operations of our underlying business.

•
Amortization and other acquisition-related costs are excluded primarily for consistency with the presentation of the financial results of our peer group companies. Additionally, costs for amortization of acquisition-related intangible assets are non-cash amounts, which are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion allows for better comparison of historical, current and forecasted financial results. We also exclude other acquisition-related costs, which are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. These costs are also significantly impacted by the timing, complexity and size of acquisitions.

•
Impairments and gain or loss on disposal of assets are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and their exclusion results in a metric that more meaningfully reflects the sustainability of our operating performance.

•
Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount. Beginning in the third quarter of fiscal 2017, consistent with the presentation of financial results by peer medical device companies, in litigation recoveries or charges, net we began to classify accrued losses and legal fees, net of expected recoveries, related to mass tort product liability claims, including claims for injuries allegedly caused by Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Such amounts would not have materially affected litigation recoveries or charges, net in prior periods, so have not been reclassified for those periods.

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

Cardinal Health | Fiscal 2017 Form 10-K	18

Explanation and Reconciliation of Non-GAAP Financial Measures

Definitions
Growth rate calculation: growth rates in this report are determined by dividing the difference between current period results and prior period results by prior period results.
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

19	Cardinal Health | Fiscal 2017 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[1,2]	Net Earnings[1,2] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1,2] Growth Rate
	Fiscal Year 2017
GAAP	$2,120	(14)%	$1,924	$630	$1,288	(10)%	$4.03	(7)%
Restructuring and employee severance	56		56	20	36		0.11
Amortization and other acquisition-related costs	527		527	165	362		1.13
Impairments and loss on disposal of assets	18		18	6	12		0.04
Litigation (recoveries)/charges, net	48		48	19	29		0.09
Non-GAAP	$2,769	(4)%	$2,572	$839	$1,727	—%	$5.40	3%

	Fiscal Year 2016
GAAP	$2,459	14%	$2,276	$845	$1,427	18%	$4.32	20%
Restructuring and employee severance	25		25	9	16		0.05
Amortization and other acquisition-related costs	459		459	143	316		0.96
Impairments and loss on disposal of assets	21		21	6	15		0.04
Litigation (recoveries)/charges, net	(69)		(69)	(27)	(42)		(0.13)
Non-GAAP	$2,895	17%	$2,711	$976	$1,732	18%	$5.24	20%

	Fiscal Year 2015
GAAP	$2,161	15%	$1,967	$755	$1,212	4%	$3.61	7%
Restructuring and employee severance	44		44	15	29		0.09
Amortization and other acquisition-related costs	281		281	100	181		0.54
Impairments and (gain)/loss on disposal of assets	(19)		(19)	(10)	(9)		(0.03)
Litigation (recoveries)/charges, net	5		5	(14)	19		0.06
Loss on extinguishment of debt	—		60	23	37		0.11
Non-GAAP	$2,472	16%	$2,339	$870	$1,469	11%	$4.38	14%

	Fiscal Year 2014
GAAP	$1,885	89%	$1,798	$635	$1,163	247%	$3.37	247%
Restructuring and employee severance	31		31	11	20		0.06
Amortization and other acquisition-related costs	223		223	79	144		0.42
Impairments and (gain)/loss on disposal of assets	15		15	5	10		0.03
Litigation (recoveries)/charges, net	(21)		(21)	(8)	(13)		(0.04)
Non-GAAP	$2,133	4%	$2,047	$722	$1,324	3%	$3.84	3%

	Fiscal Year 2013
GAAP	$996	(44)%	$888	$553	$335	(69)%	$0.97	(68)%
Restructuring and employee severance	71		71	27	44		0.13
Amortization and other acquisition-related costs	158		158	52	106		0.31
Impairments and (gain)/loss on disposal of assets	859		859	37	822		2.39
Litigation (recoveries)/charges, net	(38)		(38)	(15)	(23)		(0.07)
Non-GAAP	$2,046	10%	$1,938	$654	$1,284	15%	$3.73	16%

[1]	from continuing operations

[2]	attributable to Cardinal Health, Inc.
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Fiscal 2017 Form 10-K	20

Selected Financial Data

Selected Financial Data
The consolidated financial data below includes all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and MD&A.

(in millions, except per common share amounts)	2017	2016	2015	2014	2013 (1)
Earnings Data:
Revenue	$129,976	$121,546	$102,531	$91,084	$101,093

Operating earnings	2,120	2,459	2,161	1,885	996

Earnings from continuing operations	1,294	1,431	1,212	1,163	335
Earnings/(loss) from discontinued operations, net of tax	—	—	3	3	(1)
Net earnings	1,294	1,431	1,215	1,166	334
Less: Net earnings attributable to noncontrolling interests	(6)	(4)	—	—	—
Net earnings attributable to Cardinal Health, Inc.	$1,288	$1,427	$1,215	$1,166	$334

Basic earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.06	$4.36	$3.65	$3.41	$0.98
Discontinued operations	—	—	0.01	0.01	—
Net basic earnings per common share attributable to Cardinal Health, Inc.	$4.06	$4.36	$3.66	$3.42	$0.98

Diluted earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.03	$4.32	$3.61	$3.37	$0.97
Discontinued operations	—	—	0.01	0.01	—
Net diluted earnings per common share attributable to Cardinal Health, Inc.	$4.03	$4.32	$3.62	$3.38	$0.97

Cash dividends declared per common share	$1.8091	$1.6099	$1.4145	$1.2500	$1.0900

Balance Sheet Data:
Total assets	$40,112	$34,122	$30,142	$26,033	$25,819
Long-term obligations, less current portion	9,068	4,952	5,211	3,171	3,686
Total Cardinal Health, Inc. shareholders' equity	6,808	6,554	6,256	6,401	5,975

(1)	During fiscal 2013, we recognized a non-cash goodwill impairment charge of $829 million ($799 million, net of tax) related to our Nuclear Pharmacy Services division.

21	Cardinal Health | Fiscal 2017 Form 10-K

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
Foreign Exchange Rate Sensitivity

By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Principal drivers of this foreign exchange exposure include the Canadian dollar, Euro, Thai baht, Mexican peso, Japanese yen, Chinese renminbi, Philippine peso, Singapore dollar, Russian ruble, and Australian dollar.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. As part of our risk management program, at the end of each fiscal year we perform a sensitivity analysis on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Our forecasted transactional exposure at June 30, 2017 increased from the prior year primarily as a result of the increased transaction volume in foreign currencies due to the acquisition of Cordis, and we expect our transactional exposure to further increase in fiscal 2018 due to our acquisition of the Patient Recovery Business. At June 30, 2017 and 2016, we had hedged approximately 25 and 29 percent of transactional exposures, respectively.
The following table summarizes the analysis as it relates to transactional exposure and the impact of a hypothetical 10 percent fluctuation in foreign currency exchange rates, assuming rates collectively shift in the same direction and we are unable to change customer pricing in response to those shifts, for the upcoming fiscal year:

	June 30
(in millions)	2017 (1)	2016
Net hypothetical transactional exposure	$638	$621

Sensitivity gain/loss	$64	$62
Estimated offsetting impact of hedges	(16)	(18)
Hypothetical net gain/loss	$48	$44

(1)	This analysis excludes exposures that may be added as a result of acquisitions that have not yet closed as of June 30, 2017.

Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. We perform a similar analysis to that previously described related to this translational exposure. Our forecasted translational exposure at June 30, 2017 was essentially flat compared to the prior period, however we expect our translational exposure to increase in fiscal 2018 due to our acquisition of the Patient Recovery Business. We have not typically hedged any of our translational exposure and no hedging impact was included in our analysis at June 30, 2017 and 2016.
The following table summarizes translational exposure and the impact of a hypothetical 10 percent strengthening or weakening in the U.S. dollar, assuming rates collectively shift in the same direction, for the upcoming fiscal year:

	June 30
(in millions)	2017 (1)	2016
Net hypothetical translational exposure	$199	$201
Sensitivity gain/loss	20	20

(1)	This analysis excludes exposures that may be added as a result of acquisitions that have not yet closed as of June 30, 2017.

Cardinal Health | Fiscal 2017 Form 10-K	22

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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. This analysis assumes a hypothetical 50 basis point change in interest rates. At June 30, 2017 and 2016, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change was $16 million and $9 million, respectively.
We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At both June 30, 2017 and 2016, a hypothetical increase or decrease of 50 basis points in interest rates would cause a potential increase or decrease of up to $1 million and $11 million, respectively, in the estimated fair value.

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index. We also are indirectly exposed to fluctuations in certain commodity prices through the purchase of finished goods and various energy-related commodities, including natural gas and electricity, through our normal course of business where our contracts are not directly tied to a commodity index. As part of our risk management program, we perform sensitivity analysis on our forecasted commodity exposure for the upcoming fiscal year. Our forecasted commodity exposure at June 30, 2017 was essentially flat compared to the prior period, however we expect our commodity exposure to increase in fiscal 2018 due to our acquisition of the Patient Recovery Business. At June 30, 2017 and 2016, we had hedged a portion of these direct commodity exposures (see Note 11 of the “Notes to Consolidated Financial Statements” for further discussion).

The table below summarizes our analysis of these forecasted direct and indirect commodity exposures and the potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts, for the upcoming fiscal year:

	June 30
(in millions)	2017 (1)	2016
Hypothetical commodity exposure	$411	$417

Sensitivity gain/loss	$41	$42
Hypothetical offsetting impact of hedges	(1)	(1)
Hypothetical net gain/loss	$40	$41

(1)	This analysis excludes exposures that may be added as a result of acquisitions that have not yet closed as of June 30, 2017.
We believe our total gross range of direct and indirect exposure to commodities, excluding exposure that may be added as a result of the acquisition of the Patient Recovery Business, is $400 million to $500 million for fiscal 2018.

23	Cardinal Health | Fiscal 2017 Form 10-K

Business

Business
General

Cardinal Health, Inc. is a global, integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency from hospital to home. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management.
Pharmaceutical Segment

In the United States, our Pharmaceutical segment:

•
distributes branded and generic pharmaceutical and over-the-counter healthcare and consumer products through its Pharmaceutical Distribution division to retailers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and other healthcare providers. This division:

•	maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our retail, hospital and other healthcare provider customers;

•	provides services to pharmaceutical manufacturers, including distribution, inventory management, data reporting, new product launch support and chargeback administration;

•
provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers, and operates pharmacies in community health centers; and

•	repackages generic pharmaceuticals and over-the-counter healthcare products;

•
distributes specialty pharmaceutical products to hospitals and other healthcare providers; provides consulting, patient support and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers; and provides specialty pharmacy services through its Specialty Solutions division; and

•
operates nuclear pharmacies and manufacturing facilities through its Nuclear Pharmacy Services division, which manufactures, prepares and delivers radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and physician offices. During fiscal 2017, this division also began operating a facility to contract manufacture a radiopharmaceutical treatment (Xofigo) and acquired the North American rights to Lymphoseek, a radiopharmaceutical diagnostic imaging agent.

In China, the Pharmaceutical segment distributes branded, generic and specialty pharmaceutical, over-the-counter healthcare and consumer products, provides logistics, marketing and other services and operates direct-to-patient specialty pharmacies through Cardinal Health China. In July 2017, we announced that we are exploring strategic alternatives for the Cardinal Health China pharmaceutical and medical distribution businesses. Our other medical product businesses in China, including Cordis and the Patient Recovery Business acquired from Medtronic, are not part of this exploration.
See Note 15 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2017, 2016 and 2015.
Pharmaceutical Distribution
Our Pharmaceutical Distribution division’s gross margin includes margin from our generic pharmaceutical program, from distribution services agreements with branded pharmaceutical manufacturers and from over-the-counter healthcare and consumer products. It also includes manufacturer cash discounts.
Margin from our generic pharmaceutical program includes price discounts and rebates from manufacturers and may include price appreciation on some products. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a product, because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time.
Margin from distribution services agreements with branded pharmaceutical manufacturers relates primarily to fees we receive for providing a range of distribution and related services to manufacturers and also, to a lesser extent, includes benefits from price appreciation on branded pharmaceutical products.
Sourcing Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, a U.S.-based generic pharmaceutical sourcing venture with CVS with an initial term of 10 years. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies.
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

Cardinal Health | Fiscal 2017 Form 10-K	24

Business

terminology "specialty pharmaceutical products and services" may not be comparable to the terminology used by other industry participants.
Medical Segment

Our Medical segment manufactures and sources Cardinal Health branded medical, surgical and laboratory products, including cardiovascular and endovascular products; wound care products; single-use surgical drapes, gowns and apparel; exam and surgical gloves; and fluid suction and collection systems. We further expanded this segment's portfolio of manufactured products through the acquisition of the Patient Recovery Business from Medtronic in July 2017, which includes incontinence, wound care, enteral feeding, urology, operating room supply, electrode and needle, syringe and sharps disposal product lines. Our manufactured products are sold directly or through third-party distributors in the United States, Canada, Europe, Asia and other markets.
The Medical segment also distributes a broad range of national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China.
This segment also distributes medical products to patients' homes in the United States through our Cardinal Health at Home division and provides services and software to hospitals, other healthcare providers and payers to help manage the complex processes of patient discharge from an acute-care facility (“post-acute care”) through naviHealth.
This segment also assembles and sells sterile and non-sterile procedure kits. It also provides supply chain services, including spend management, distribution management and inventory management services, to healthcare providers.
See Note 15 of the “Notes to Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2017, 2016 and 2015.

Acquisitions

We have acquired a number of businesses over the years that have enhanced our core strategic areas of self-manufactured medical products, generic pharmaceutical distribution and services, specialty pharmaceutical products and services, international and post-acute care. We expect to continue to pursue additional acquisitions in the future.
During the last five fiscal years, we completed the following three large acquisitions:

Date	Company	Location	Lines of Business	Acquisition Price (in millions)
10/15	Cordis business of Johnson & Johnson	Fremont, CA	Cardiovascular and endovascular products	$1,944
07/15	The Harvard Drug Group	Livonia, MI	Pharmaceutical product distribution	$1,115
03/13	AssuraMed, Inc.	Twinsburg, OH	Medical product distribution to patients' homes	$2,070

We have also completed several smaller acquisitions during the last five fiscal years, including: in fiscal 2017, the acquisition of the North American rights to Lymphoseek, a radiopharmaceutical diagnostic imaging agent, from Navidea Biopharmaceuticals, Inc.; in fiscal 2016, the acquisition of an 82 percent ownership interest in naviHealth, a provider of post-acute care management services, and CuraSpan Health Group, Inc., a provider of discharge planning and care transition software; in fiscal 2015, the acquisitions of Tradex International, Inc., a supplier of disposable gloves, and Metro Medical Supply, Inc., a distributor of specialty pharmaceuticals and medical and surgical products; and in fiscal 2014, the acquisition of Access Closure, Inc., a manufacturer and distributor of extravascular closure devices.
As discussed above, on July 29, 2017, we acquired the Patient Recovery Business from Medtronic for $6.1 billion in cash.

25	Cardinal Health | Fiscal 2017 Form 10-K

Business

Customers

Our largest customers, CVS and OptumRx, accounted for 23 percent and 11 percent of our fiscal 2017 revenue, respectively. In the aggregate, our five largest customers, including CVS and OptumRx, accounted for 50 percent of our fiscal 2017 revenue. Our pharmaceutical distribution agreements with CVS extend through June 2019.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with Vizient Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across all of our businesses, collectively accounted for 21 percent of our revenue in fiscal 2017.
Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 27 percent of our revenue during fiscal 2017, but no single supplier’s products accounted for more than 7 percent of revenue.

Competition

We operate in a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. We also operate in a highly competitive environment in the development, manufacturing and distribution of medical and surgical products. We compete on many levels, including price, service offerings, support services, breadth of product lines and product quality and efficacy.
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
In the Medical segment, our manufacturing and procedural kit businesses compete with diversified healthcare companies as well as companies that are more focused on specific product categories. We also compete with many different national medical product distributors, including Medline Industries, Inc. and Owens & Minor, Inc., regional medical product distributors, companies that distribute medical products to patients' homes and third-party logistics companies. In addition, we compete with manufacturers that sell their products directly.
Employees

At June 30, 2017, we had approximately 28,000 employees in the United States and approximately 12,400 employees outside of the United States. In July 2017, we added approximately 3,500 employees in the United States and approximately 5,900 employees outside the United States through the acquisition of the Patient Recovery Business. Overall, we consider our employee relations to be good.
Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions, and technical measures to protect our products, services and intangible assets. We hold patents, and continue to pursue patent protection throughout the world, relating to the manufacture, operation and use of various medical and surgical products, to certain distribution and logistics systems, to the production and distribution of our nuclear pharmacy products and to other service offerings. We also operate under licenses for certain proprietary technologies, and in certain instances we license our technologies to third parties.

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

Cardinal Health | Fiscal 2017 Form 10-K	26

Business

Regulatory Matters

Our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. Depending upon the specific business, we may be subject to regulation by government entities including:

•	the U.S. Drug Enforcement Administration (the “DEA”);

•	state controlled substance authorities and boards of pharmacy;

•
certain agencies within the U.S. Department of Health and Human Services, including the U.S. Food and Drug Administration (the “FDA”), the Centers for Medicare and Medicaid Services, the Office of Inspector General and the Office for Civil Rights;

•	state health departments, insurance departments, Medicaid departments or other comparable state agencies;

•	the U.S. Nuclear Regulatory Commission (the “NRC”);

•	the U.S. Federal Trade Commission (the "FTC");

•	U.S. Customs and Border Protection; and

•	agencies comparable to those listed above in markets outside the United States.
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
Manufacturing and Marketing
We sell our manufactured products in the United States, Canada, Europe, Asia and other markets. The FDA and other governmental agencies in the United States, as well as foreign governmental agencies, administer requirements that cover the design, testing, safety, effectiveness, manufacturing (including good manufacturing practices), quality systems, labeling, promotion and advertising (including restrictions on promoting or advertising a product other than for the product's cleared or approved uses), distribution, importation and post-market surveillance for most of our manufactured products. In addition, we need specific approval or clearance from, and registrations with, regulatory authorities before we can market and sell some products in the United States and certain other countries, including countries in the European Union ("EU").
In the United States, authorization to commercially market a medical device is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that a medical device is substantially equivalent to a legally marketed medical device. The second more rigorous process, known as pre-market approval (“PMA”), requires us to independently demonstrate that a medical device is safe and effective. Many of our Medical segment products are cleared through the 510(k) process and certain Cordis products must be approved through the PMA process.
In the EU, we are required to comply with applicable Medical Device Directives ("MDDs") and obtain CE Mark Certification in order to market medical devices. The EU regulatory bodies finalized a new Medical Device Regulation ("MDR") in 2017, which replaces the existing MDDs after a three-year transition period.  Among other things, the MDR clarifies that private label distributors are deemed to be the manufacturer, which will increase our regulatory obligations in the EU with respect to private label products.
It can be costly and time-consuming to obtain regulatory approvals, clearances and registrations of medical devices, and they might not be granted on a timely basis, if at all. Even after we obtain approval or clearance to market a product or obtain product registrations, the product and our manufacturing processes are subject to continued regulatory oversight, including periodic inspection of manufacturing facilities by FDA and other regulatory authorities both in the United States and internationally.
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements or published standards. When we or a regulatory agency identify a quality or regulatory issue, we investigate and take appropriate corrective action, which may include recalling the product, correcting the product at the customer location, revising product labeling and notifying customers.
Nuclear Pharmacies and Related Businesses
Our nuclear pharmacies and radiopharmaceutical manufacturing facilities (including for Xofigo) require licenses or permits and must abide by regulations issued by the NRC, applicable state boards of pharmacy and the radiologic health agency or department of health of each state in which we operate, including pharmacy sterile compounding standards and practices. In addition, our radiopharmaceutical manufacturing facilities also must comply with FDA regulations, including good manufacturing practices.
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act, establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to prevent the introduction of counterfeit, adulterated or mislabeled drugs. The first phase of implementation began in 2015, and upon full implementation in 2023, we and other supply chain stakeholders will participate in an electronic, interoperable, prescription drug tracing system. In addition, the FDA also has issued regulations requiring most medical device labeling to bear a unique device identifier. These regulations are being phased in through 2020. The

27	Cardinal Health | Fiscal 2017 Form 10-K

Business

MDR finalized in the EU in 2017 also introduces a new unique device identifier requirement with a three-year transition period.
Government Healthcare Programs
We are subject to U.S. federal healthcare fraud and abuse laws. These laws generally prohibit persons from soliciting, offering, receiving or paying any compensation in order to induce someone to order, recommend or purchase products or services that are in any way paid for by Medicare, Medicaid or other federally-funded healthcare programs. They also prohibit submitting any fraudulent claim for payment by the federal government. There are similar state healthcare fraud and abuse laws that apply to Medicaid and other state-funded healthcare programs. Violations of these laws may result in criminal or civil penalties, as well as breach of contract claims and qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments).
Some businesses within each of our segments are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable reporting, billing, payment and record-keeping requirements. Other businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Our U.S. federal and state government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
Health and Personal Information Practices
We collect, handle and maintain patient-identifiable health information. The U.S. Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as augmented by the Health Information Technology for Economic and Clinical Health Act, and state laws regulate the use and disclosure of patient-identifiable health information, including requiring specified privacy and security measures. We also collect, handle and maintain other sensitive personal and financial information that is subject to U.S. federal and state laws protecting such information.
The processing and disclosure of personal information is also highly regulated in many other countries in which we operate. In Europe, for example, we are subject to the EU data protection regulations, including the current EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection, use and transfer of personal data. A new EU General Data Protection Regulation ("GDPR") that will become effective in 2018 and will apply uniformly across the EU includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules.
Antitrust Laws
The U.S. federal government, most U.S. states and many foreign countries have laws that prohibit certain types of conduct deemed to be anti-competitive. Violations of these laws can result in various sanctions, including criminal and civil penalties. Private plaintiffs also could bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages.
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

Cardinal Health | Fiscal 2017 Form 10-K	28

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
We offer market payment terms to our customers.
Revenue and Long-Lived Assets by Geographic Area

See Note 15 of the “Notes to Consolidated Financial Statements” for revenue and long-lived assets by geographic area.

29	Cardinal Health | Fiscal 2017 Form 10-K

Risk Factors

Risk Factors
The risks described below could materially and adversely affect our results of operations, financial condition, liquidity or cash flows. These are not the only risks we face. Our businesses also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
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
Our Pharmaceutical segment’s generic pharmaceutical program could be adversely affected by pricing changes and fewer product launches.
Prices for generic pharmaceuticals generally decline over time. During fiscal 2017, generic pharmaceutical customer pricing changes negatively impacted Pharmaceutical segment profit and our consolidated operating earnings and are expected to have a similar negative effect in fiscal 2018. At times, some generic pharmaceuticals may experience price appreciation, which can positively affect our margins. The number of generic pharmaceuticals experiencing price appreciation or declines and the magnitude of pricing changes is uncertain in future fiscal years, and could adversely affect our margins.
The number of new generic pharmaceutical launches also varies from year to year, and the margin impact of these launches varies from product to product. Fewer product launches or launches that are less profitable than prior launches could adversely affect our margins.
Our generic pharmaceutical program has benefited from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS, which sources for both us and CVS. If the venture does not continue to be successful, our margins could be adversely affected.
Our Pharmaceutical segment’s margins under our distribution services agreements with branded pharmaceutical manufacturers are affected by service fees we receive from the manufacturers and prices established by the manufacturers.
Our distribution services agreements with branded pharmaceutical manufacturers generally provide that we receive fees from the manufacturers to compensate us for the services we provide them. Under some agreements, branded pharmaceutical price appreciation also serves as part of our compensation. If our service fees are reduced or, in cases where our compensation is based in part on branded pharmaceutical price appreciation, if manufacturers determine not to increase prices or to implement only small increases, our margins could be adversely affected.

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
To lawfully operate our businesses, we are required to obtain and hold permits, product registrations, licenses and other regulatory approvals from, and to comply with operating and security standards of, numerous governmental bodies. For example, as a wholesale distributor of controlled substances, we must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the CSA. Failure to maintain or renew necessary permits, product registrations, licenses or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition.
Products that we manufacture, source, distribute or market must comply with regulatory requirements. Noncompliance or concerns over noncompliance may result in suspension of our ability to distribute, import or manufacture products, product bans, recalls or seizures, or criminal or civil sanctions, which, in turn, could result in product liability claims and lawsuits, including class actions. In addition, it can be costly and time-consuming to obtain regulatory approvals or product registrations to market a medical device, and such approvals or registrations might not be granted on a timely basis, if at all.
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
Some businesses within each of our segments are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid program and the federal 340B drug pricing program. In addition, other businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Cardinal Health | Fiscal 2017 Form 10-K	30

Risk Factors

Our government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
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
CVS is a large customer that generates a significant amount of our revenue.
Our sales and credit concentration is significant. CVS accounted for 23 percent of our fiscal 2017 revenue and 20 percent of our gross trade receivable balance at June 30, 2017. Our pharmaceutical distribution agreements with CVS extend through June 2019. If CVS does not renew our agreements with them, terminates the agreements due to an alleged default by us, defaults in payment or significantly reduces its purchases from us, our results of operations and financial condition could be adversely affected.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions.
From time to time, legislative initiatives are proposed in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate or tax payments. Examples of such initiatives include the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, a change in the current U.S. taxation treatment of income from foreign operations, new U.S. import tariffs or taxes, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid.
Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate or tax payments.
Changes to the U.S. healthcare environment may not be favorable to us.
In recent years, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs and increase efficiencies. These changes include adoption of the Patient Protection and Affordable Care Act, a general decline in Medicare and Medicaid reimbursement levels, efforts by healthcare insurance companies to limit or reduce payments to pharmacies and providers, the basis for payments beginning to transition from a fee-for-service model to value-based payments and risk-sharing models, and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices and patients’ homes.
We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include repeal and replacement of major parts of the Patient Protection and Affordable Care Act, further reduction or limitations on governmental funding at the state or federal level, efforts by healthcare insurance companies to further limit payments for products and services or changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services or mandated benefits. These possible changes, and the uncertainty surrounding these possible changes, may cause healthcare industry participants to reduce the amount of products and services they purchase from us or the price they are willing to pay for our products and services, which could adversely affect us.
Consolidation in the U.S. healthcare industry may negatively impact our results of operations.
In recent years, U.S. healthcare industry participants, including distributors, manufacturers, healthcare providers, insurers and pharmacy chains, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power, and also could result in the possible loss of a customer where the combined enterprise selects one distributor from two incumbents. If this consolidation trend continues, it could adversely affect our results of operations.
Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks. Our business could be adversely affected if we experience a cyber-attack or other systems breach.
We rely on our and third-party service providers' information systems for a wide variety of critical operations, including to obtain, rapidly process, analyze and manage data to:

•	facilitate the purchase and distribution of inventory items from numerous distribution centers;

31	Cardinal Health | Fiscal 2017 Form 10-K

Risk Factors

•	receive, process and ship orders on a timely basis;

•	manage accurate billing and collections for thousands of customers;

•	process payments to suppliers;

•	facilitate manufacturing and assembly of medical products; and

•	generate financial information.
Our business also depends on the proper functioning of our critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if our or a service provider's information systems, critical facilities or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cyber-security incidents, ransomware or other actions of third parties, including labor strikes, political unrest and terrorist attacks. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues or raw material shortages or defects, or because a key product is manufactured at a single manufacturing facility with limited alternate facilities.
The Pharmaceutical segment is in a multi-year project to replace certain of its finance and operating information systems. If these new systems are not effectively implemented or they fail to operate as intended, it could adversely affect the Pharmaceutical segment’s supply chain operations and our internal control over financial reporting. In addition, from time to time, other businesses perform business process improvements or infrastructure modernizations or use service providers for key systems and processes, such as receiving and processing customer orders, customer service and accounts payable. If any of these initiatives are not successfully or efficiently implemented or maintained, they could adversely affect our business and our internal control over financial reporting.
Our business relies on the secure transmission, storage and hosting of patient-identifiable health information, financial information and other sensitive information relating to our customers, company and workforce. We have programs in place to detect, contain and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, hardware, software or applications developed internally or procured from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties also may attempt to gain access to our or a service provider's systems or facilities through fraud, trickery or other forms of deception. Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information.
We may become involved in legal proceedings that could adversely impact our cash flows or results of operations.

Due to the nature of our business, which includes the distribution of controlled substances and the manufacture of medical products, we may from time to time become involved in disputes, litigation and regulatory matters. Litigation is inherently unpredictable and the unfavorable outcome of one or more of these legal proceedings could adversely affect our results of operations or financial condition.
For example, a number of governmental entities (including counties and municipalities) have filed lawsuits against pharmaceutical wholesale distributors (including us), pharmaceutical manufacturers and retail chains relating to the distribution of prescription opioid pain medications. Some states and other governmental entities have indicated they are considering filing similar lawsuits. We are vigorously defending ourselves in these lawsuits. The defense and resolution of these current and future lawsuits could adversely affect our results of operations and financial condition. See Note 8 of the “Notes to Consolidated Financial Statements" regarding these matters.
Some of the products that we distribute or manufacture have been and may in the future be alleged to cause personal injury, subjecting us to product liability claims. For example, we are a defendant in product liability lawsuits that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products and we have accrued an amount for losses and legal defense costs related to these lawsuits, which are discussed in Note 8 of the “Notes to Consolidated Financial Statements." Any settlement of or judgment for a product liability claim that is not covered by insurance and is in excess of any prior accruals could adversely affect our results of operations and financial condition.
We also operate in an industry characterized by extensive intellectual property litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or force us to make royalty payments in order to continue selling the affected products.
Acquisitions can have unanticipated results.
An important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. In fiscal 2017, we spent $132 million to acquire other businesses and in July 2017, we acquired the Patient Recovery Business from Medtronic for $6.1 billion. The acquisition of the Patient Recovery Business as well as other acquisitions involve the following risks: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; our management’s attention may be diverted to integration efforts; we may fail to retain key personnel of the acquired business; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties or delays establishing, integrating or combining operations and systems; we may assume liabilities related to legal proceedings involving the acquired business; we may face challenges retaining the customers of the acquired business; or we may encounter unforeseen internal control, regulatory or compliance issues.
We depend on certain suppliers to make their raw materials and products available to us and are subject to fluctuations in costs of raw materials and products.

Cardinal Health | Fiscal 2017 Form 10-K	32

Risk Factors

We depend on the availability of various components, compounds, raw materials and energy supplied by others for our operations. In some instances, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. Any of our supplier relationships could be interrupted due to events beyond our control, including natural disasters, or could be terminated. In addition, due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A sustained supply reduction or interruption, and an inability to develop alternative sources for such supply, could have an adverse effect on our business.
Our manufacturing businesses use oil-based resins, pulp, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Due to competitive dynamics and contractual limitations, we may be unable to pass along cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, our results of operations could be adversely affected.
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
Recent acquisitions have increased the extent of our exposure to the economic, political and currency risks of international operations.
We conduct our operations in various regions of the world outside of the United States, including Europe and Asia. The scope and complexity of our international operations expanded with the acquisitions of Cordis and the Patient Recovery Business and we may continue to expand our operations outside the United States. Global developments can affect our business in many ways. Our global operations are affected by local economic environments, including inflation, recession and competition. In addition, we conduct our business in U.S. dollars and various functional currencies of our foreign subsidiaries. Changes in foreign currency exchange rates could adversely affect our financial results, which are reported in U.S. dollars. We may not be able to hedge to protect us against these exposures, and any hedges may not successfully mitigate these exposures. Political changes also can disrupt our global operations, as well as our customers and suppliers, in a particular location. Divergent or unfamiliar regulatory systems and labor markets also can increase the risks and burdens of operating in numerous countries.
Our goodwill may become impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations. See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.
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

33	Cardinal Health | Fiscal 2017 Form 10-K

Properties and Legal Proceedings

Properties
In the United States and Puerto Rico, at June 30, 2017, the Pharmaceutical segment operated 24 primary pharmaceutical distribution facilities and one national logistics center; six specialty distribution facilities; and more than 140 nuclear pharmacy and radiopharmaceutical manufacturing facilities. The Medical segment operated more than 70 medical-surgical distribution, assembly, manufacturing and other operating facilities in the United States and Puerto Rico. Our U.S. operating facilities are located in 45 states.
Outside the United States and Puerto Rico, at June 30, 2017, our Medical segment operated 20 facilities in Canada, the Dominican Republic, Malaysia, Malta, Mexico and Thailand that engage in manufacturing, distribution or research. In addition, our Pharmaceutical and Medical segments utilized various distribution and pharmacy facilities in China.
At June 30, 2017, we owned more than 70 operating facilities and leased more than 230 operating facilities around the world. Our principal executive offices are headquartered in an owned building located at 7000 Cardinal Place in Dublin, Ohio.
In connection with the acquisition of the Patient Recovery Business in July 2017, we acquired nine manufacturing facilities in the United States and eight manufacturing facilities outside the United States in Canada, Costa Rica, Germany, Ireland, Japan, Malaysia, Mexico and Thailand.
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

Cardinal Health | Fiscal 2017 Form 10-K	34

Market for Registrant's Common Equity

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of our common shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2017 and 2016 and paid quarterly. It also reflects the range of the reported high and low closing prices of our common shares from July 1, 2017 through the period ended on July 31, 2017 and the per share dividends declared from July 1, 2017 through the period ended on July 31, 2017:

	High	Low	Dividends Declared
Fiscal 2016
Quarter Ended:
September 30, 2015	$87.02	$76.72	$0.3870
December 31, 2015	90.85	77.12	0.3870
March 31, 2016	89.68	76.16	0.3870
June 30, 2016	87.20	73.69	0.4489

Fiscal 2017
Quarter Ended:
September 30, 2016	$84.92	$75.26	$0.4489
December 31, 2016	76.71	65.17	0.4489
March 31, 2017	83.80	72.47	0.4489
June 30, 2017	82.71	71.18	0.4624

Fiscal 2018	$78.69	$76.29	$—
At July 31, 2017 there were approximately 8,239 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
April 2017	104	$72.21	—	$443
May 2017	104	72.33	—	443
June 2017	104	75.55	—	443
Total	312	$73.36	—	$443

(1)	Reflects 104, 104 and 104 common shares purchased in April, May and June 2017, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On May 4, 2016, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2019. During the three months ended June 30, 2017, we repurchased no common shares under this program. We have $443 million available under this program.

35	Cardinal Health | Fiscal 2017 Form 10-K

Market for Registrant's Common Equity

Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 on June 30, 2012, based on the market prices at the end of each fiscal year through and including June 30, 2017, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

	June 30
	2012	2013	2014	2015	2016	2017
Cardinal Health, Inc.	$100.00	$115.29	$170.78	$211.95	$201.61	$206.15
S&P 500 Index	100.00	120.58	150.20	161.33	167.74	197.72
S&P 500 Healthcare Index	100.00	127.74	166.13	206.25	202.09	227.28

Cardinal Health | Fiscal 2017 Form 10-K	36

Reports

Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2017.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
The Pharmaceutical segment is in a multi-year project to replace certain finance and operating information systems, which is affecting internal control over financial reporting. During the quarter ended June 30, 2017, we continued to transition selected processes to the new systems. If these new systems are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting. Except for the changes made in connection with implementing the new systems described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

37	Cardinal Health | Fiscal 2017 Form 10-K

Reports

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cardinal Health, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Cardinal Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2017 and 2016 and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2017 of Cardinal Health, Inc. and subsidiaries and our report dated August 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
August 10, 2017

Cardinal Health | Fiscal 2017 Form 10-K	38

Reports

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Cardinal Health, Inc.
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Health, Inc. and subsidiaries at June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardinal Health, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
August 10, 2017

39	Cardinal Health | Fiscal 2017 Form 10-K

Financial Statements

Financial Statements and Supplementary Data

Cardinal Health | Fiscal 2017 Form 10-K	40

Financial Statements

Consolidated Statements of Earnings

(in millions, except per common share amounts)	2017	2016	2015
Revenue	$129,976	$121,546	$102,531
Cost of products sold	123,432	115,003	96,819
Gross margin	6,544	6,543	5,712

Operating expenses:
Distribution, selling, general and administrative expenses	3,775	3,648	3,240
Restructuring and employee severance	56	25	44
Amortization and other acquisition-related costs	527	459	281
Impairments and (gain)/loss on disposal of assets, net	18	21	(19)
Litigation (recoveries)/charges, net	48	(69)	5
Operating earnings	2,120	2,459	2,161

Other (income)/expense, net	(5)	5	(7)
Interest expense, net	201	178	141
Loss on extinguishment of debt	—	—	60
Earnings from continuing operations before income taxes	1,924	2,276	1,967

Provision for income taxes	630	845	755
Earnings from continuing operations	1,294	1,431	1,212

Earnings from discontinued operations, net of tax	—	—	3
Net earnings	1,294	1,431	1,215

Less: Net earnings attributable to noncontrolling interests	(6)	(4)	—
Net earnings attributable to Cardinal Health, Inc.	$1,288	$1,427	$1,215

Basic earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.06	$4.36	$3.65
Discontinued operations	—	—	0.01
Net basic earnings per common share attributable to Cardinal Health, Inc.	$4.06	$4.36	$3.66

Diluted earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.03	$4.32	$3.61
Discontinued operations	—	—	0.01
Net diluted earnings per common share attributable to Cardinal Health, Inc.	$4.03	$4.32	$3.62

Weighted-average number of common shares outstanding:
Basic	317	327	332
Diluted	320	330	335
The accompanying notes are an integral part of these consolidated statements.

41	Cardinal Health | Fiscal 2017 Form 10-K

Financial Statements

Consolidated Statements of Comprehensive Income

(in millions)	2017	2016	2015
Net earnings	$1,294	$1,431	$1,215

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(25)	(82)	(104)
Net unrealized gain/(loss) on derivative instruments, net of tax	16	(11)	11
Total other comprehensive loss, net of tax	(9)	(93)	(93)

Total comprehensive income	1,285	1,338	1,122

Less: comprehensive income attributable to noncontrolling interests	(6)	(4)	—
Total comprehensive income attributable to Cardinal Health, Inc.	$1,279	$1,334	$1,122
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2017 Form 10-K	42

Financial Statements

Consolidated Balance Sheets

	June 30
(in millions)	2017	2016
Assets
Current assets:
Cash and equivalents	$6,879	$2,356
Trade receivables, net	8,048	7,405
Inventories, net	11,301	10,615
Prepaid expenses and other	2,117	1,580
Total current assets	28,345	21,956

Property and equipment, net	1,879	1,796
Goodwill and other intangibles, net	9,207	9,426
Other assets	681	944
Total assets	$40,112	$34,122

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,906	$17,306
Current portion of long-term obligations and other short-term borrowings	1,327	587
Other accrued liabilities	1,988	1,808
Total current liabilities	21,221	19,701

Long-term obligations, less current portion	9,068	4,952
Deferred income taxes and other liabilities	2,877	2,781

Redeemable noncontrolling interests	118	117

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares and 364 million shares at June 30, 2017 and 2016, respectively	2,697	3,010
Retained earnings	4,967	6,419
Common shares in treasury, at cost: 11 million shares and 42 million shares at June 30, 2017 and 2016, respectively	(731)	(2,759)
Accumulated other comprehensive loss	(125)	(116)
Total Cardinal Health, Inc. shareholders' equity	6,808	6,554
Noncontrolling interests	20	17
Total shareholders’ equity	6,828	6,571
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$40,112	$34,122
The accompanying notes are an integral part of these consolidated statements.

43	Cardinal Health | Fiscal 2017 Form 10-K

Financial Statements

Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2014	364	$2,980	$4,774	(27)	$(1,423)	$70	$—	$6,401
Net earnings			1,215					1,215
Other comprehensive loss, net of tax						(93)		(93)
Employee stock plans activity, including tax impact of $52 million	—	23		4	214			237
Treasury shares acquired				(13)	(1,036)			(1,036)
Dividends declared			(471)					(471)
Other			3					3
Balance at June 30, 2015	364	3,003	5,521	(36)	(2,245)	(23)	—	6,256
Net earnings			1,427				3	1,430
Other comprehensive loss, net of tax						(93)		(93)
Purchase of noncontrolling interests							(7)	(7)
Employee stock plans activity, including tax benefit of $33 million	—	7		2	137			144
Treasury shares acquired				(8)	(651)			(651)
Dividends declared			(529)					(529)
Other			—				21	21
Balance at June 30, 2016	364	3,010	6,419	(42)	(2,759)	(116)	17	6,571
Net earnings			1,288				2	1,290
Other comprehensive loss, net of tax						(9)		(9)
Purchase of noncontrolling interests							(1)	(1)
Employee stock plans activity, including tax benefit of $34 million	—	(11)		2	167			156
Treasury shares acquired				(8)	(600)			(600)
Dividends declared			(580)					(580)
Other			(1)				2	1
Retirement of Treasury Shares	(37)	(302)	(2,159)	37	2,461			—
Balance at June 30, 2017	327	$2,697	$4,967	(11)	$(731)	$(125)	$20	$6,828
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2017 Form 10-K	44

Financial Statements

Consolidated Statements of Cash Flows

(in millions)	2017	2016	2015
Cash flows from operating activities:
Net earnings	$1,294	$1,431	$1,215
Earnings from discontinued operations, net of tax	—	—	(3)
Earnings from continuing operations	1,294	1,431	1,212
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	717	641	451
Loss on extinguishment of debt	—	—	60
(Gain)/Loss on sale of other investments	4	—	(5)
Impairments and (gain)/loss on disposal of assets, net	18	21	(19)
Share-based compensation	96	111	110
Provision for deferred income taxes	291	87	219
Provision for bad debts	63	73	52
Change in fair value of contingent consideration obligation	(5)	(16)	8
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(665)	(866)	(870)
Increase in inventories	(673)	(1,179)	(779)
Increase in accounts payable	564	2,815	1,948
Other accrued liabilities and operating items, net	(520)	(147)	153
Net cash provided by operating activities	1,184	2,971	2,540
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(132)	(3,614)	(503)
Additions to property and equipment	(387)	(465)	(300)
Purchase of available-for-sale securities and other investments	(194)	(200)	(342)
Proceeds from sale of available-for-sale securities and other investments	228	136	206
Proceeds from maturities of available-for-sale securities	77	50	37
Proceeds from divestitures and disposal of property and equipment and held for sale assets	3	13	53
Net cash used in investing activities	(405)	(4,080)	(849)
Cash flows from financing activities:
Payment of contingent consideration obligation	(3)	(25)	(7)
Net change in short-term borrowings	3	26	(12)
Net purchase of noncontrolling interests	(12)	(10)	—
Reduction of long-term obligations	(310)	(6)	(1,221)
Proceeds from interest rate swap terminations	14	—	—
Proceeds from long-term obligations, net of issuance costs	5,171	—	2,672
Net tax proceeds/(withholding) from share-based compensation	26	6	72
Excess tax benefits from share-based compensation	34	33	52
Dividends on common shares	(577)	(512)	(460)
Purchase of treasury shares	(600)	(651)	(1,036)
Net cash provided by/(used in) financing activities	3,746	(1,139)	60
Effect of exchange rates changes on cash and equivalents	(2)	(12)	—
Net increase/(decrease) in cash and equivalents	4,523	(2,260)	1,751
Cash and equivalents at beginning of period	2,356	4,616	2,865
Cash and equivalents at end of period	$6,879	$2,356	$4,616
Supplemental Information:
Cash payments for interest	$200	$174	$150
Cash payments for income taxes	686	635	529
The accompanying notes are an integral part of these consolidated statements.

45	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Cardinal Health, Inc. is a global, integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. The company provides medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency from hospital to home. Cardinal Health, Inc. connects patients, providers, payers, pharmacists, and manufacturers for integrated care coordination and better patient management. References to “we”, “our” and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2017, 2016 and 2015 in these consolidated financial statements are to the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
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
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation, business combinations, goodwill and other intangible asset impairment, vendor reserves, loss contingencies, self-insurance accruals, income taxes and share-based compensation. Actual amounts could ultimately differ from these estimated amounts.
Cash Equivalents
We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables and Allowance for Doubtful Accounts
Trade receivables are presented net of an allowance for doubtful accounts of $137 million and $135 million at June 30, 2017 and 2016, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes and related accrued interest were $171 million (current portion $53 million) and $145 million (current portion $31 million) at June 30, 2017 and 2016, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $9 million and $19 million at June 30, 2017 and 2016, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
Concentrations of Credit Risk
We maintain cash depository accounts with major banks, and we invest in high quality, short-term liquid instruments, and in marketable securities. Our short-term liquid instruments mature within three months and we have not historically incurred any related losses. Investments in marketable debt securities consist of a portfolio of high-grade instruments. Such investments are made only in instruments issued by highly-rated institutions, whose financial condition we monitor.
Our trade receivables and finance notes and related accrued interest are exposed to a concentration of credit risk with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the healthcare industry. Such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform regular credit evaluations of our customers’ financial conditions and maintain reserves for losses through the established allowance for doubtful accounts. Historically, such losses have been within our expectations. Refer to the "Receivables and Allowance for Doubtful Accounts" section within this Note for additional information on the accounting treatment of reserves for allowance for doubtful accounts.
Major Customers
CVS Health Corporation ("CVS") and OptumRx, which are primarily serviced through our Pharmaceutical segment, are our only customers that individually account for at least 10 percent of revenue and gross trade receivables.

Cardinal Health | Fiscal 2017 Form 10-K	46

Notes to Financial Statements

The table below summarizes historical percent of revenue and gross trade receivables from CVS and OptumRx.

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2017	2016	2015	2017	2016
CVS	23%	25%	27%	20%	22%
OptumRx	11%	7%	0%	1%	1%
Our pharmaceutical distribution contract with OptumRx began in fiscal 2016 and did not exceed 10 percent until fiscal 2017.
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 21 percent, 17 percent and 18 percent of revenue for fiscal 2017, 2016 and 2015, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A substantial portion of our inventories (56 percent and 58 percent at June 30, 2017 and 2016, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2017 or 2016 because inventories valued at LIFO were $46 million and $9 million higher than the average cost value at June 30, 2017 and 2016, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2017 and 2016.
Our remaining inventory that is not valued at the lower of LIFO or market is stated at the lower of cost, using the first-in, first-out method, or market. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $76 million and $79 million at June 30, 2017 and 2016, respectively. We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory and age of on-hand inventory.

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
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation expense of $314 million, $277 million and $254 million for fiscal 2017, 2016 and 2015, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2017	2016
Land, building and improvements	$1,637	$1,735
Machinery and equipment	2,860	2,608
Furniture and fixtures	130	133
Total property and equipment, at cost	4,627	4,476
Accumulated depreciation and amortization	(2,748)	(2,680)
Property and equipment, net	$1,879	$1,796
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 3 percent at June 30, 2017. The amount of capitalized interest was immaterial for all periods presented.
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

47	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

Goodwill and Other Intangible Assets
Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist.
Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). Goodwill impairment testing involves judgment, including the identification of reporting units and the estimation of the fair value of each reporting unit and, if necessary, the estimation of the implied fair value of goodwill.
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

We performed annual impairment testing in fiscal 2017, 2016 and 2015 and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
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

Cardinal Health | Fiscal 2017 Form 10-K	48

Notes to Financial Statements

Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. All adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $50 million and $62 million at June 30, 2017 and 2016, respectively, excluding third-party returns. See separate section within this Note for a description of third-party returns.
Distribution Services Agreement and Other Vendor Fees
Our Pharmaceutical segment recognizes fees received from distribution services agreements and other fees received from vendors related to the purchase or distribution of the vendors’ inventory when those fees have been earned and we are entitled to payment. Since the benefit provided to a vendor is related to the purchase and distribution of the vendor’s inventory, we recognize the fees as a reduction in the carrying value of the inventory that generated the fees, and as such, a reduction of cost of products sold in our consolidated statements of earnings when the inventory is sold.
Loss Contingencies and Self-Insurance
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also self-insure for employee healthcare, general liability, certain product liability matters, auto liability, property and workers' compensation. Self-insurance accruals include an estimate for expected settlements or pending claims, defense costs, administrative fees, claim adjustment costs and an estimate for claims incurred but not reported. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies and other liabilities is highly subjective and requires judgments about future events. We regularly review contingencies and our self-insurance accruals to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. See Note 8 for additional information regarding loss contingencies and product liability lawsuits.
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
The redeemable noncontrolling interests relate to our ownership interest in naviHealth Holdings, LLC ("naviHealth"), which we acquired during fiscal 2016. The redeemable noncontrolling interests are redeemable at the option of the third-party noncontrolling interest holders at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. As such, the noncontrolling interests have been presented as redeemable noncontrolling interests in our consolidated balance sheets. The noncontrolling interests will be adjusted each period for net earnings and dividends attributable to the noncontrolling interests and changes in the noncontrolling ownership interests, if any. An additional adjustment to the carrying value of the noncontrolling interests may be required if the redemption value under the terms of the agreement exceeds the carrying value. Changes in the carrying value of the noncontrolling interests related to a change in the redemption value will be recorded through retained earnings and will not affect net earnings attributable to Cardinal Health, Inc. See Note 2 and Note 12 for additional information regarding redeemable noncontrolling interests.
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

49	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

compensation expense is classified in restructuring and employee severance. See Note 16 for additional information regarding share-based compensation.
Dividends
We paid cash dividends per common share of $1.80, $1.55 and $1.37 in fiscal 2017, 2016 and 2015, respectively.
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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2017 and 2016, the accrual for estimated sales returns and allowances was $347 million and $386 million, respectively, the impact of which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.3 billion, $2.2 billion and $2.0 billion, for fiscal 2017, 2016 and 2015, respectively.

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
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $496 million, $504 million and $454 million, for fiscal 2017, 2016 and 2015, respectively. Revenue received for shipping and handling was immaterial for all periods presented.
Restructuring and Employee Severance
We consider restructuring activities to be programs by which we fundamentally change our operations, such as closing and consolidating facilities, changing the way we manufacture or distribute our products, moving manufacturing of a product to another location, changes in production or business process sourcing, employee severance (including rationalizing headcount or other significant changes in personnel) and realigning operations (including realignment of the management structure of a business unit in response to changing market conditions). See Note 3 for additional information regarding our restructuring activities.
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

Cardinal Health | Fiscal 2017 Form 10-K	50

Notes to Financial Statements

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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2017 and 2016 are presented in Note 13. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in their respective financial statement line item.
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
Recent Financial Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued final guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance will be effective for us in the first quarter of fiscal 2019 and the impact of this new guidance is dependent on future events.
In February 2017, the FASB clarified the guidance on how to account for the derecognition of nonfinancial assets (e.g., real estate, land, buildings, intangibles) and in-substance nonfinancial assets once an entity adopts the new revenue recognition guidance that is discussed in more detail in this section below. The guidance also defines what constitutes an in-substance nonfinancial asset. This guidance will be effective for us in the first quarter of fiscal 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
In January 2017, the FASB issued amended accounting guidance that simplifies the accounting for goodwill impairment by eliminating the step of measuring a goodwill impairment by estimating the implied fair value of goodwill. Instead, goodwill impairment will be measured as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. This guidance will be effective for us in the first quarter of fiscal 2021, with early adoption permitted. We are currently evaluating the timing of adoption. The impact of this new guidance is dependent on future events.
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

51	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

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
In June 2016, the FASB issued amended accounting guidance that will require entities to measure credit losses on trade and other receivables, held-to-maturity debt securities, loans and other instruments using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts. This guidance also requires that credit losses on available-for-sale debt securities with unrealized losses be recognized as allowances rather than as deductions in the amortized cost of the securities. This guidance will be effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of adoption on our consolidated financial statements.
In March 2016, the FASB issued amended accounting guidance that will change the accounting for certain aspects of share-based compensation to employees. The guidance requires all income tax effects of share-based awards to be recognized in the statement of earnings as awards vest or are settled. Additionally, the guidance increases the amount employers can withhold in shares to cover employee income taxes without requiring liability classification and allows a policy election for accounting for forfeitures. We anticipate the primary impact of the adoption will result in the recognition of excess tax benefits in the income statement on a prospective basis, rather than as a component of equity, and therefore we expect to recognize an immaterial discrete tax benefit or expense in income tax expense on our consolidated financial statements upon adoption in the first quarter of fiscal 2018. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards depends on our stock price at the date the awards vest.
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. This guidance will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In July 2015, the FASB issued amended accounting guidance that simplifies the current guidance surrounding the measurement of inventory. Under this amended guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether the inventory is above or below net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance does not apply to inventory measured under the LIFO method. We adopted this guidance in the fourth quarter of fiscal 2017. The adoption of this guidance did not impact our consolidated financial statements.
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
Also in April 2015, the FASB issued amended accounting guidance related to the presentation of debt issuance costs in the financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. We adopted this guidance in the first quarter of fiscal 2017. Upon adoption of this guidance, debt issuance costs of $29 million were reclassified from other assets to long-term obligations, less current portion within the consolidated balance sheet.
In August 2014, the FASB issued amended accounting guidance related to uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. We adopted this guidance in the fourth quarter of fiscal 2017. The adoption of this guidance did not impact our financial statement disclosures.
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
We continue to make progress on our evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. Our revenue is primarily distribution revenue, which we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. Although we are continuing to assess the impact of the amended guidance, we generally anticipate that the timing of recognition of distribution revenue will be substantially unchanged under the amended guidance.
The amended guidance will be effective for us in the first quarter of fiscal 2019 and permits adoption under either the full retrospective

Cardinal Health | Fiscal 2017 Form 10-K	52

Notes to Financial Statements

approach (recognize effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application). We are still evaluating our method of adoption.
2. Acquisitions
While we have completed acquisitions impacting the Pharmaceutical segment during fiscal 2017, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate. The cash paid for these acquisitions, net of cash acquired, was $132 million. During the three months ended June 30, 2017, we completed the largest of these acquisitions for a purchase price of approximately $80 million, which was paid in cash, and potential maximum contingent payments of $230 million. As of June 30, 2017, we recorded a $19 million contingent consideration obligation in connection with this acquisition.
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
Transaction and integration costs associated with the acquisition of Cordis were $61 million and $78 million during fiscal 2017 and 2016, respectively, and are included in amortization and other acquisition-related costs in the consolidated statements of earnings.
naviHealth
On August 26, 2015, we acquired a 71 percent ownership interest in naviHealth for $238 million, net of cash acquired of $53 million. We funded the acquisition with cash on hand. The acquisition of naviHealth, a leader in post-acute care management solutions, expands our ability to serve hospitals, other healthcare providers, and payers. We consolidate the results of naviHealth in our consolidated financial statements and report its consolidated results in our Medical segment. The terms of the agreement provide us with the option to acquire any remaining noncontrolling interests at any time after the two-year anniversary of the closing. The third-party noncontrolling interest holders also hold an option, which allows them to sell their noncontrolling interests to us at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. Refer to Note 12 for further information on the redeemable noncontrolling interests. We also completed acquisitions within naviHealth during fiscal 2016 for $242 million, which were paid in cash and increased our ownership interest to 82 percent.

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
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the fair value of assets acquired and liabilities assumed for the acquisitions of Cordis, Harvard Drug and naviHealth were finalized during the fiscal year ended June 30, 2017.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition dates for Cordis, naviHealth and Harvard Drug:

(in millions)	Cordis	naviHealth	Harvard Drug
Identifiable intangible assets:
Customer relationships (1)	$225	$38	$470
Trade names (2)	125	16	130
Developed technology (3)	395	61	—
In-process research and development (4)	55	—	—
Total identifiable intangible assets acquired	800	115	600

Cash and equivalents	—	53	44
Trade receivables	—	31	67
Inventories	205	—	49
Prepaid expenses and other	4	14	11
Property and equipment	97	5	16
Other assets	44	1	—
Accounts payable	(82)	(2)	(47)
Other accrued liabilities	(85)	(95)	(37)
Deferred income taxes and other liabilities	(13)	(33)	(188)
Redeemable noncontrolling interests	—	(119)	—
Total identifiable net assets/(liabilities) acquired	970	(30)	515
Goodwill	914	321	634
Total net assets acquired	$1,884	$291	$1,149

(1)	The weighted-average useful lives of customer relationships range from 4 to 13 years.

(2)	The weighted-average useful lives of trade names range from 10 to 20 years.

(3)	The weighted-average useful life of developed technology is 10 years.

(4)	Acquired in-process research and development intangible assets have an indefinite life.

53	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

(in millions)	2017	2016	2015
Employee-related costs (1)	$51	$15	$34
Facility exit and other costs (2)	5	10	10
Total restructuring and employee severance	$56	$25	$44

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of lease termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2015	$22	$—	$22
Additions	17	2	19
Payments and other adjustments	(24)	(1)	(25)
Balance at June 30, 2016	15	1	16
Additions	43	1	44
Payments and other adjustments	(17)	(2)	(19)
Balance at June 30, 2017	$41	$—	$41
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)		Medical	Total
Balance at June 30, 2015	$2,199		$2,871	$5,070
Goodwill acquired, net of purchase price adjustments	738		1,382	2,120
Foreign currency translation adjustments and other	(18)		(5)	(23)
Balance at June 30, 2016	2,919	0	4,248	7,167
Goodwill acquired, net of purchase price adjustments	29		35	64
Foreign currency translation adjustments and other	(9)		(1)	(10)
Balance at June 30, 2017	$2,939		$4,282	$7,221

(1)	At June 30, 2017 the accumulated goodwill impairment loss was $829 million.
The increase in the Pharmaceutical segment goodwill during fiscal 2017 is due to acquisitions. Goodwill recognized in connection with acquisitions primarily represents the expected benefits from synergies of integrating this business, the existing workforce of the acquired entity and the expected growth from new customers.
The increase in the Medical segment goodwill during fiscal 2017 is primarily due to the Cordis acquisition. During fiscal 2017, we recorded additional goodwill for Cordis, substantially all of which was to increase an accrual for assumed pre-acquisition product liability lawsuits. The majority of the goodwill acquired in connection with the acquisition of Cordis is deductible for tax purposes. See Note 8 for further discussion of the product liability lawsuits.
See Note 2 for further discussion of these acquisitions.
Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2017
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$61	$—	$61	N/A
Total indefinite-life intangibles	61	—	61	N/A
Definite-life intangibles:
Customer relationships	1,966	967	999	9
Trademarks, trade names, and patents	509	195	314	14
Developed technology and other	916	304	612	10
Total definite-life intangibles	3,391	1,466	1,925	10
Total other intangible assets	$3,452	$1,466	$1,986	N/A

	2016
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$72	$—	$72
Total indefinite-life intangibles	72	—	72
Definite-life intangibles:
Customer relationships	1,946	737	1,209
Trademarks, trade names, and patents	508	140	368
Developed technology and other	808	198	610
Total definite-life intangibles	3,262	1,075	2,187
Total other intangible assets	$3,334	$1,075	$2,259
Total amortization of intangible assets was $395 million, $355 million and $191 million for fiscal 2017, 2016 and 2015, respectively. The estimated annual amortization for intangible assets, excluding intangible assets that may be added as a result of acquisitions that had not yet closed as of June 30, 2017, for fiscal 2018 through 2022 is as follows: $370 million, $301 million, $270 million, $219 million and $195 million.

Cardinal Health | Fiscal 2017 Form 10-K	54

Notes to Financial Statements

5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. We held the following investments in marketable securities at fair value at June 30:

(in millions)	2017	2016
Current available-for-sale securities:
Commercial paper	$—	$—
Treasury bills	25	3
International bonds	3	2
Corporate bonds	30	58
U.S. agency bonds	3	6
Asset-backed securities	3	28
International equity securities	1	2
U.S. agency mortgage-backed securities	—	14
Total current available-for-sale securities	65	113

Long-term available-for-sale securities:
Treasury bills	—	10
International bonds	—	1
Corporate bonds	—	36
U.S. agency bonds	—	9
Asset-backed securities	—	17
U.S. agency mortgage-backed securities	—	14
Total long-term available-for-sale securities	—	87
Total available-for-sale securities	$65	$200
Gross unrealized gains and losses were immaterial at both June 30, 2017 and 2016. During fiscal 2017, 2016 and 2015 gross realized gains and losses were immaterial and we did not recognize any other-than-temporary-impairments. At June 30, 2017, the weighted-average effective maturity of our current investments is approximately 7 months.

6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2017	2016
1.9% Notes due 2017	$—	$251
1.7% Notes due 2018	400	405
1.95% Notes due 2018	547	554
1.948% Notes due 2019	996	—
2.4% Notes due 2019	453	461
4.625% Notes due 2020	519	528
2.616% Notes due 2022	1,142	—
3.2% Notes due 2022	248	253
Floating Rate Notes due 2022	347	—
3.2% Notes due 2023	544	549
3.079% Notes due 2024	744	—
3.5% Notes due 2024	396	398
3.75% Notes due 2025	481	505
3.410% Notes due 2027	1,340	—
4.6% Notes due 2043	346	349
4.5% Notes due 2044	341	345
4.9% Notes due 2045	445	450
4.368% Notes due 2047	594	—
7.8% Debentures due 2016	—	37
7.0% Debentures due 2026	124	124
Other obligations	388	330
Total	10,395	5,539
Less: current portion of long-term obligations and other short-term borrowings	1,327	587
Long-term obligations, less current portion	$9,068	$4,952
(1) Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2018 through 2022 and thereafter are as follows: $1,327 million, $998 million, $454 million, $521 million, $1,738 million and $5,357 million.
Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% and 7.8% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $17.9 billion.
In June 2017, we issued additional debt with the aggregate principal amount of $5.2 billion to fund a portion of the acquisition of the Patient Care, Deep Vein Thrombosis and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc ("Medtronic"),

55	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

which closed on July 29, 2017, to redeem the 1.7% Notes due 2018 and for general corporate purposes. The notes issued in conjunction with the acquisition are 1.948% Notes due 2019, 2.616% Notes due 2022, 3.079% Notes due 2024, 3.410% Notes due 2027, 4.368% Notes due 2047, and floating rate Notes due 2022. The amount of the notes issued net of discounts, premiums, mark-to-market of any interest rate swaps and debt issuance costs was $5.2 billion. We also had obtained a commitment letter in April 2017 from a financial institution for a $4.5 billion unsecured bridge term loan facility that could have been used to complete the acquisition of the Patient Recovery Business. We incurred fees related to the facility, which are included in interest expense, net. No amounts were drawn under the bridge term loan facility and we terminated the commitment letter in June 2017.
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
In November 2014, we sold $450 million aggregate principal amount of 2.4% Notes that mature on November 15, 2019,$400 million aggregate principal amount of 3.5% Notes that mature on November 15, 2024 and $350 million aggregate principal amount of 4.5% Notes that mature on November 15, 2044.
In December 2014, we redeemed certain outstanding notes at a redemption price equal to 100% of the principal amount and any accrued but unpaid interest, plus the applicable make-whole premium. As a result of the redemption, we incurred a loss on the extinguishment of debt of $60 million ($37 million, net of tax), which included a make-whole premium of $80 million, write-off of $2 million of unamortized debt issuance costs, and an offsetting $22 million fair value adjustment to the respective debt related to previously terminated interest rate swaps.
If we undergo a change of control, as defined in the notes, and if the notes receive specified ratings below investment grade by each of Standard & Poors Ratings Services, Moody’s Investors Services and Fitch Ratings, any holder of the notes, excluding the debentures, can require with respect to the notes owned by such holder, or we can offer, to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $1.75 billion revolving credit facility and a $700 million committed receivables sales facility program. In November 2016, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through November 1, 2019. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
We also maintain a commercial paper program, backed by our revolving credit facility, which we increased in December 2015 from $1.5 billion to $1.75 billion. At June 30, 2017, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $20 million and $14 million at June 30, 2017 and 2016, respectively. We also had no amounts outstanding under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $46 million and $40 million at June 30, 2017 and 2016, respectively. Under our commercial paper program, we had a maximum amount outstanding of $855 million and an average daily amount outstanding of $58 million during the fiscal year ended June 30, 2017. We had no amount outstanding as of June 30, 2017.
Our revolving credit facility and committed receivables sales facility program require us to maintain a consolidated leverage ratio of no more than 3.25-to-1. As a result of the acquisition of the Patient Recovery Business, we temporarily increased this ratio to 4.25-to-1. As of June 30, 2017, we were in compliance with these financial covenants.
We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $690 million and $699 million at June 30, 2017 and 2016, respectively. The $388 million and $330 million balance of other obligations at June 30, 2017 and 2016, respectively, consisted of short-term borrowings and capital leases.
7. Income Taxes
The following table summarizes earnings from continuing operations before income taxes:

(in millions)	2017	2016	2015
U.S. operations	$1,772	$2,050	$1,733
Non-U.S. operations	152	226	234
Earnings from continuing operations before income taxes	$1,924	$2,276	$1,967
The following table summarizes the components of provision for income taxes from continuing operations:

(in millions)	2017	2016	2015
Current:
Federal	$273	$633	$424
State and local	10	52	83
Non-U.S.	56	73	29
Total current	$339	$758	$536

Deferred:
Federal	$258	$96	$196
State and local	37	12	24
Non-U.S.	(4)	(21)	(1)
Total deferred	291	87	219
Provision for income taxes	$630	$845	$755

Cardinal Health | Fiscal 2017 Form 10-K	56

Notes to Financial Statements

The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations:

	2017	2016	2015
Provision at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.0	1.5	4.1
Foreign tax rate differential	(0.2)	(0.6)	(2.4)
Nondeductible/nontaxable items	0.2	1.0	0.7
Other	(3.3)	0.2	1.0
Effective income tax rate	32.7%	37.1%	38.4%
At June 30, 2017, we had $700 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings. This amount decreased from the prior year due to the realignment of foreign subsidiaries in anticipation of closing the acquisition of the Patient Recovery Business.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2017	2016
Deferred income tax assets:
Receivable basis difference	$42	$44
Accrued liabilities	125	133
Share-based compensation	53	56
Loss and tax credit carryforwards	378	193
Deferred tax assets related to uncertain tax positions	51	95
Other	43	46
Total deferred income tax assets	692	567
Valuation allowance for deferred income tax assets	(237)	(93)
Net deferred income tax assets	$455	$474

Deferred income tax liabilities:
Inventory basis differences	$(1,578)	$(1,351)
Property-related	(183)	(172)
Goodwill and other intangibles	(570)	(607)
Total deferred income tax liabilities	$(2,331)	$(2,130)
Net deferred income tax liability	$(1,876)	$(1,656)

Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2017	2016
Noncurrent deferred income tax asset (1)	73	42
Noncurrent deferred income tax liability (2)	(1,949)	(1,698)
Net deferred income tax liability	$(1,876)	$(1,656)

(1)	Included in other assets in the consolidated balance sheets.

(2)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2017 we had gross federal, state and international loss and credit carryforwards of $225 million, $1,406 million and $590 million, respectively, the tax effect of which is an aggregate deferred tax asset of $378 million. Substantially all of these carryforwards are available for at least three years. Approximately $223 million of the valuation allowance at June 30, 2017 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense. The increase in international loss carryforwards and valuation allowances are due to the realignment of foreign subsidiaries in anticipation of closing the acquisition of the Patient Recovery Business.
We had $417 million, $527 million and $542 million of unrecognized tax benefits at June 30, 2017, 2016 and 2015, respectively. The June 30, 2017, 2016 and 2015 balances include $268 million, $355 million and $357 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2017	2016	2015
Balance at beginning of fiscal year	$527	$542	$510
Additions for tax positions of the current year	29	22	15
Additions for tax positions of prior years	23	42	69
Reductions for tax positions of prior years	(8)	(48)	(42)
Settlements with tax authorities	(154)	(30)	(10)
Expiration of the statute of limitations	—	(1)	—
Balance at end of fiscal year	$417	$527	$542
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of

57	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of $0 million to $45 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2017, 2016 and 2015, we had $99 million, $145 million and $169 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During fiscal 2017 and 2015, we recognized $12 million and $24 million of expense for interest and penalties in income tax expense, respectively. During fiscal 2016, we recognized $9 million of benefit for interest and penalties in income tax expense.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. During the twelve months ended June 30, 2017, the IRS closed audits of fiscal years 2006 and 2007, which is reflected in our consolidated financial statements and in our evaluation of uncertain tax positions. The settlement had an immaterial impact to our provision for income taxes. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $142 million and $172 million at June 30, 2017 and 2016, respectively, and is included in other assets in the consolidated balance sheets.
8. Commitments, Contingent Liabilities and Litigation
Commitments
Operating Leases
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2017 for fiscal 2018 through 2022 and thereafter are as follows: $110 million, $94 million, $77 million, $59 million, $41 million and $107 million. Rental expense relating to operating leases was $159 million, $126 million and $104 million in fiscal 2017, 2016 and 2015, respectively. Sublease rental income was immaterial for all periods presented.
Generic Sourcing Venture With CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS for an initial term of 10 years. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of both companies. Due to the achievement of predetermined milestones, we are required to make quarterly payments of $45.6 million to CVS for the remainder of the initial term.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters.

We may be named from time to time in qui tam actions initiated by private third parties. In such actions, the private parties purport to act on behalf of federal or state governments, allege that false claims have been submitted for payment by the government and may receive an award if their claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own purporting to act on behalf of the government.
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters that we investigate internally, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption or anti-bribery laws. In addition, from time to time, we receive subpoenas or requests for information from various government agencies relating to our business or to the business of a customer, supplier or other industry participants. Internal investigations, subpoenas or requests for information could lead to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a quality or regulatory issue, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, action by regulators and product liability claims and lawsuits, including class actions. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
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

Cardinal Health | Fiscal 2017 Form 10-K	58

Notes to Financial Statements

disclosed, the West Virginia Attorney General had filed complaints in the Circuit Court of Boone County, West Virginia against a number of pharmaceutical wholesale distributors, including us, alleging, among other things, that, between 2007 and 2012, the distributors had failed to maintain effective controls to guard against diversion of controlled substances in West Virginia and had failed to report suspicious orders of controlled substances in accordance with the West Virginia Uniform Controlled Substances Act.
Opioid Lawsuits
As of August 8, 2017, 26 counties and municipalities in New York, Ohio, Oregon and West Virginia, as well as the Cherokee Nation, have filed lawsuits against pharmaceutical wholesale distributors (including us), pharmaceutical manufacturers and retail chains relating to the distribution of prescription opioid pain medications. The lawsuits, which have been filed in various federal, state and other courts, allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance and unjust enrichment, and seek equitable relief and monetary damages. We are vigorously defending ourselves in these lawsuits. Since these lawsuits are at early stages, we are unable to predict the outcome of these lawsuits or estimate a range of reasonably possible losses.
Product Liability Lawsuits
As of August 8, 2017, we are named as a defendant in 68 product liability lawsuits filed in Alameda County Superior Court in California involving claims by approximately 750 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 8 similar lawsuits involving claims by approximately 10 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
In fiscal 2017, we recorded an accrual of $79 million ($53 million, net of tax) for estimated losses and legal defense costs as an adjustment to pre-acquisition liabilities assumed in the Cordis acquisition. We record additional accruals for losses and legal defense costs as litigation (recoveries)/charges, net in our consolidated statements of earnings. At June 30, 2017, we had a total of $98 million, net of expected insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits, which includes the $79 million accrual referenced above. While we have recorded accruals based on our assessment of these matters, because these lawsuits are at early stages, we are unable to estimate a range of reasonably possible losses in excess of this accrued amount.
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of class action antitrust lawsuits, in which we were a class member, of $1 million, $80 million and $71 million during fiscal 2017, 2016 and 2015, respectively.
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

59	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

10. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$739	$—	$—	$739
Forward contracts (1)	—	(21)	—	(21)
Available-for-sale securities (2)	—	65	—	65
Other investments (3)	116	—	—	116
Liabilities:
Contingent consideration (4)	—	—	(32)	(32)

	2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$516	$—	$—	$516
Forward contracts (1)	—	19	—	19
Available-for-sale securities (2)	—	200	—	200
Other investments (3)	103	—	—	103
Liabilities:
Contingent consideration (4)	—	—	(19)	(19)

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

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2015	$53
Additions from acquisitions	7
Changes in fair value of contingent consideration (1)	(16)
Payment of contingent consideration	(25)
Balance at June 30, 2016	19
Additions from acquisitions	21
Changes in fair value of contingent consideration (1)	(5)
Payment of contingent consideration	(3)
Balance at June 30, 2017	$32

(1)	Amount is included in amortization and other acquisition-related costs in the consolidated statements of earnings.
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
We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and only enter into derivative instruments with major financial institutions that are investment grade or better. We do not have significant exposure to any one counterparty and we believe the risk of loss is remote. Additionally, we do not require collateral under these agreements.
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

Cardinal Health | Fiscal 2017 Form 10-K	60

Notes to Financial Statements

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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2017	2016
Assets:
Foreign currency contracts (1)	$3	$1
Pay-floating interest rate swaps (2)	—	33
Pay-floating interest rate swaps (1)	—	1
Total assets	$3	$35

Liabilities:
Foreign currency contracts (3)	$2	$3
Forward interest rate swaps (4)	—	10
Pay-floating interest rate swaps (3)	2	—
Pay-floating interest rate swaps (4)	19	—
Commodity contracts (3)	1	2
Commodity contracts (4)	—	1
Total liabilities	$24	$16
(1) Included in prepaid expenses and other in the consolidated balance sheets.
(2) Included in other assets in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.

(4)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
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
During fiscal 2017 and 2016 we entered into pay-floating interest rate swaps with total notional amounts of $700 million and $600 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets.
During fiscal 2017 and 2016 we terminated notional amounts of $600 million and $250 million, respectively, of pay-floating interest rate swaps that were previously designated as fair value hedges. In June 2017, $250 million of pay-floating interest rate swaps matured.

The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2017
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,813	Jun 2018	-	Sep 2025

	2016
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,963	Jun 2017	-	Sep 2025
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2017	2016	2015
Pay-floating interest rate swaps (1) (2)	$17	$23	$14
Fixed-rate debt (1)	(17)	(23)	(14)
(1) Included in interest expense, net in the consolidated statements of earnings.

(2)	Fiscal 2015 excludes $22 million fair value adjustment to the previously terminated interest rate swaps as a result of the December 2014 debt extinguishment as disclosed in Note 6.
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
During fiscal 2017 and 2016 we entered into forward interest rate swaps with a total notional amount of $700 million and $300 million, respectively, to hedge probable, but not firmly committed, future transactions associated with our debt.
Additionally, during fiscal 2017 we terminated $1.0 billion in forward interest rate swaps that were previously designated as cash-flow hedges. At June 30, 2017, we had no outstanding forward interest rate swaps.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2017 and 2016, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Euro, Thai baht, Mexican peso and Chinese renminbi.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.

61	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

The following tables summarize the outstanding cash flow hedges at June 30:

	2017
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	162	Jul 2017	-	Jun 2018
Commodity contracts	17	Jul 2017	-	Apr 2020

	2016
(in millions)	Notional Amount	Maturity Date
Forward interest rate swaps	$300	Jun 2018	-	Jun 2028
Foreign currency contracts	183	Jul 2016	-	Jun 2017
Commodity contracts	22	Jul 2016	-	Mar 2019
The following table summarizes the gain/(loss) included in AOCI for derivative instruments designated as cash flow hedges at June 30:

(in millions)	2017	2016
Forward interest rate swaps	$—	$(10)
Commodity contracts	(1)	(3)
Foreign currency contracts	—	(4)
The following table summarizes the gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2017	2016	2015
Foreign currency contracts (1)	$(1)	$1	$1
Foreign currency contracts (2)	(1)	5	4
Foreign currency contracts (3)	2	(3)	(2)
Commodity contracts (3)	(3)	(5)	(1)

(1)	Included in revenue in the consolidated statements of earnings.

(2)	Included in cost of products sold in the consolidated statements of earnings.

(3)	Included in SG&A expenses in the consolidated statements of earnings.
The amount of ineffectiveness associated with these derivative instruments was immaterial for all periods presented.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The principal currencies managed through foreign currency contracts are the Canadian dollar, Euro, Thai baht, British pound and Chinese renminbi.

The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2017
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$558	Jul 2017

	2016
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$492	Jul 2016
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2017	2016	2015
Foreign currency contracts (1)	$(5)	$(17)	$(45)

(1)	Included in other income, net in the consolidated statements of earnings.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2017 and 2016 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2017	2016
Estimated fair value	$10,713	$5,780
Carrying amount	10,395	5,539
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2017		2016
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$1,813	$(19)	$1,963	$34
Foreign currency contracts	720	1	675	(2)
Forward interest rate swaps	—	—	300	(10)
Commodity contracts	17	(1)	22	(3)

Cardinal Health | Fiscal 2017 Form 10-K	62

Notes to Financial Statements

12. Redeemable Noncontrolling Interests
In connection with the acquisition of a 71 percent ownership interest in naviHealth during fiscal 2016 as described in Note 2, we recognized redeemable noncontrolling interests with a fair value of $119 million at the acquisition date. Our ownership interest in naviHealth was 82 percent at both June 30, 2017 and 2016.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)	Redeemable Noncontrolling Interests
Balance at June 30, 2015	$—
Redeemable noncontrolling interests acquired	119
Net earnings attributable to redeemable noncontrolling interests	1
Net purchase of redeemable noncontrolling interests	(3)
Balance at June 30, 2016	117
Net earnings attributable to redeemable noncontrolling interests	4
Net purchase of redeemable noncontrolling interests	(3)
Balance at June 30, 2017	$118
13. Shareholders' Equity
At June 30, 2017 and 2016, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2017 and 2016.
We repurchased $2.3 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2017, 2016 and 2015, as described below. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2017, we repurchased 8.1 million common shares having an aggregate cost of $600 million. The average price paid per common share was $74.08.
During fiscal 2016, we repurchased 8.2 million common shares having an aggregate cost of $651 million. The average price paid per common share was $78.98.
During fiscal 2015, we repurchased 13.1 million common shares having an aggregate cost of $1.0 billion. The average price paid per common share was $79.02.

During fiscal 2017, we retired 37 million common shares in treasury. The retirement of these shares had no impact on total shareholders' equity; however, it did impact certain individual components of shareholders' equity as follows: $2.5 billion decrease in common shares in treasury, $302 million decrease in common shares, and $2.2 billion decrease in retained earnings.
Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in the balance of accumulated other comprehensive income/(loss) by component and in total:

(in millions)	Foreign Currency Translation Adjustments and other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2015	$(41)	$18	$(23)
Other comprehensive income/(loss), net before reclassifications	(82)	(9)	(91)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss, net of tax of $6 million	(82)	(11)	(93)
Balance at June 30, 2016	(123)	7	(116)
Other comprehensive income/(loss), before reclassifications	(25)	19	(6)
Amounts reclassified to earnings	—	(3)	(3)
Total comprehensive net loss of tax of $9 million attributable to Cardinal Health, Inc.	(25)	16	(9)
Balance at June 30, 2017	$(148)	$23	$(125)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during fiscal 2017 and 2016.

63	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

14. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2017	2016	2015
Earnings from continuing operations	$1,294	$1,431	$1,212
Net earnings attributable to noncontrolling interest	(6)	(4)	—
Net earnings from continuing operations attributable to Cardinal Health, Inc.	1,288	1,427	1,212
Earnings from discontinued operations, net of tax	—	—	3
Net earnings attributable to Cardinal Health, Inc.	$1,288	$1,427	$1,215

Weighted-average common shares–basic	317	327	332

Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	3	3	3
Weighted-average common shares–diluted	320	330	335

Basic earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.06	$4.36	$3.65
Discontinued operations	—	—	0.01
Net basic earnings per common share attributable to Cardinal Health, Inc.	$4.06	$4.36	$3.66

Diluted earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.03	$4.32	$3.61
Discontinued operations	—	—	0.01
Net diluted earnings per common share attributable to Cardinal Health, Inc.	$4.03	$4.32	$3.62
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive for fiscal 2017, 2016 and 2015 were 3 million, 2 million and 1 million, respectively.
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
The Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers to support the development, marketing, and distribution of specialty pharmaceutical products; operates nuclear pharmacies and radiopharmaceutical manufacturing facilities; provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers; and repackages generic pharmaceuticals and over-the-counter healthcare products. This segment also imports and distributes pharmaceuticals, over-the-counter healthcare and consumer products and provides specialty pharmacy and other services in China.
Our Medical segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States, Canada and China. This segment also distributes medical products to patients' homes and provides post-acute care management and transition services and software to hospitals, other healthcare providers and payers in the United States.
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2017	2016	2015
Pharmaceutical	$116,463	$109,131	$91,116
Medical	13,524	12,430	11,395
Total segment revenue	129,987	121,561	102,511
Corporate (1)	(11)	(15)	20
Total revenue	$129,976	$121,546	$102,531

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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

Cardinal Health | Fiscal 2017 Form 10-K	64

Notes to Financial Statements

returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $17 million, $34 million and $26 million for fiscal 2017, 2016 and 2015, respectively.
The following tables present segment profit by reportable segment and Corporate:

(in millions)	2017	2016	2015
Pharmaceutical	$2,187	$2,488	$2,094
Medical	572	457	433
Total segment profit	2,759	2,945	2,527
Corporate	(639)	(486)	(366)
Total operating earnings	$2,120	$2,459	$2,161
The following tables present depreciation and amortization and additions to property and equipment by reportable segment and Corporate:

(in millions)	2017	2016	2015
Pharmaceutical	$122	$128	$124
Medical	156	136	119
Corporate	439	377	208
Total depreciation and amortization	$717	$641	$451

(in millions)	2017	2016	2015
Pharmaceutical	$50	$88	$90
Medical	123	96	87
Corporate	214	281	123
Total additions to property and equipment	$387	$465	$300
The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2017	2016	2015
Pharmaceutical	$21,848	$20,662	$17,385
Medical	10,688	10,236	7,095
Corporate	7,576	3,224	5,662
Total assets	$40,112	$34,122	$30,142
The following tables present revenue and property and equipment, net by geographic area:

(in millions)	2017	2016	2015
United States	$125,006	$116,864	$98,435
International	4,970	4,682	4,096
Total revenue	$129,976	$121,546	$102,531

(in millions)	2017	2016	2015
United States	$1,623	$1,558	$1,327
International	256	238	179
Property and equipment, net	$1,879	$1,796	$1,506

16. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2017, 23 million shares remain available for future grants under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 9 million shares could be issued under awards other than stock options while 23 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest.
The following table provides total share-based compensation expense by type of award:

(in millions)	2017	2016	2015
Restricted share unit expense	$69	$69	$69
Employee stock option expense	19	21	21
Performance share unit expense	8	21	20
Total share-based compensation expense from continuing operations	$96	$111	$110
The total tax benefit related to share-based compensation was $34 million, $38 million and $38 million for fiscal 2017, 2016 and 2015, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	3	$59.69
Granted	1	83.89
Vested	(2)	54.29
Canceled and forfeited	—	—
Nonvested at June 30, 2016	2	71.73
Granted	1	82.34
Vested	(1)	69.23
Canceled and forfeited	—	—
Nonvested at June 30, 2017	2	$76.72

65	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

The following table provides additional data related to restricted share unit activity:

(in millions)	2017	2016	2015
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$73	$79	$77
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$64	$65	$61
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for periods ranging from seven to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2015	8	$46.50
Granted	1	84.11
Exercised	(2)	39.06
Canceled and forfeited	—	—
Outstanding at June 30, 2016	7	54.09
Granted	1	83.09
Exercised	(2)	37.79
Canceled and forfeited	—	—
Outstanding at June 30, 2017	6	$63.44
Exercisable at June 30, 2017	4	$52.86

The following table provides additional detail related to stock options:

(in millions, except per share amounts)	2017	2016	2015
Aggregate intrinsic value of outstanding options at period end	$109	$181	$281
Aggregate intrinsic value of exercisable options at period end	106	161	193
Aggregate intrinsic value of exercised options	73	63	132
Net proceeds from share-based compensation	26	6	72
Excess tax benefits from share based compensation	34	33	52
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	22	22	23
Total fair value of shares vested during the year	19	20	20
Weighted-average grant date fair value per stock option	16.67	17.40	15.80

(in years)	2017	2016	2015
Weighted-average remaining contractual life of outstanding options	7	6	6
Weighted-average remaining contractual life of exercisable options	6	5	5
Weighted-average period over which stock option compensation cost is expected to be recognized	2	2	2
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
The following table provides the range of assumptions used to estimate the fair value of stock options:

	2017			2016			2015
Risk-free interest rate	1.4%	-	2.0%	1.5%	-	1.9%	1.8%	-	2.1%
Expected volatility	24%			23%			26%
Dividend yield	2.2%	-	2.5%	1.8%	-	2.0%	1.7%	-	1.9%
Expected life in years	7			7			7
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range

Cardinal Health | Fiscal 2017 Form 10-K	66

Notes to Financial Statements

from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	0.9	$50.31
Granted	0.3	84.26
Vested (1)	(0.4)	39.81
Canceled and forfeited	—	—
Nonvested at June 30, 2016	0.8	63.96
Granted	0.2	83.19
Vested (2)	(0.4)	51.49
Canceled and forfeited	—	—
Nonvested at June 30, 2017	0.6	$77.83
(1) Vested based on achievement of 133 percent of the target performance goal.
(2) Vested based on achievement of 170 percent of the target performance goal.

The following table provides additional data related to performance share unit activity:

(in millions)	2017	2016	2015
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$13	$17	$16
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$19	$16	$8
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement savings plans was $49 million, $84 million and $91 million for fiscal 2017, 2016 and 2015, respectively.

17. Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for fiscal 2017 and 2016. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017
Revenue	$32,039	$33,150	$31,821	$32,966
Gross margin (1)	1,590	1,602	1,728	1,623
Distribution, selling, general and administrative expenses	920	910	960	983
Earnings from continuing operations	310	324	382	278
Earnings from discontinued operations, net of tax	—	—	—	—
Net earnings	310	324	382	278
Less: Net earnings attributable to noncontrolling interests	(1)	—	(1)	(4)
Net earnings attributable to Cardinal Health, Inc.	309	324	381	274

Net earnings from continuing operations attributable to Cardinal Health, Inc. per common share:
Basic	$0.97	$1.02	$1.21	$0.87
Diluted	0.96	1.02	1.20	0.86

(1)	Gross margin is impacted by LIFO benefit/(charges) of $9 million and ($9) million in the second and third quarter, respectively. We did not have LIFO benefits/(charges) in the fourth quarter.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016
Revenue	$28,055	$31,445	$30,662	$31,384
Gross margin (2)	1,579	1,609	1,689	1,665
Distribution, selling, general and administrative expenses	842	922	914	970
Earnings from continuing operations	384	326	386	335
Earnings from discontinued operations, net of tax	—	—	—	—
Net earnings	384	326	386	335
Less: Net earnings attributable to noncontrolling interests	(1)	—	—	(2)
Net earnings attributable to Cardinal Health, Inc.	383	326	386	333

Net earnings from continuing operations attributable to Cardinal Health, Inc. per common share:
Basic	$1.17	$0.99	$1.18	$1.03
Diluted	1.15	0.98	1.17	1.02

(2)	Gross margin is impacted by LIFO benefit/(charges) of ($39) million, ($12) million and $51 million in the second, third and fourth quarter, respectively.

67	Cardinal Health | Fiscal 2017 Form 10-K

Notes to Financial Statements

18. Subsequent Events
On July 29, 2017, we acquired the Patient Recovery Business from Medtronic for $6.1 billion in cash. We funded the acquisition using $4.5 billion in long-term debt issued in June 2017, cash on hand, $400 million in commercial paper and $300 million borrowed under our committed receivables sales facility program. The Patient Recovery Business manufactures 23 medical product categories sold into multiple healthcare channels, and includes numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition further expands the Medical segment's portfolio of self-manufactured products.
The information needed to perform a preliminary assessment of the fair value of assets acquired and liabilities assumed in the acquisition of the Patient Recovery Business was not available at the time these consolidated financial statements were prepared.
In July 2017, we redeemed our 1.7% notes due 2018 before maturity for $403 million, including a make-whole premium and accrued interest.

Cardinal Health | Fiscal 2017 Form 10-K	68

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts (1)

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (2)	Charged to Other Accounts (3)	Deductions (4)	Balance at End of Period
Fiscal 2017
Accounts receivable	$135	$59	$1	$(58)	$137
Finance notes receivable	19	3	—	(13)	9
Sales returns and allowances	386	2,285	—	(2,324)	347
Other	1	—	—	—	1
	$541	$2,347	$1	$(2,395)	$494

Fiscal 2016
Accounts receivable	$135	$72	$2	$(74)	$135
Finance notes receivable	14	6	—	(1)	19
Sales returns and allowances	305	2,207	—	(2,126)	386
Other	1	—	—	—	1
	$455	$2,285	$2	$(2,201)	$541

Fiscal 2015
Accounts receivable	$137	$59	$5	$(66)	$135
Finance notes receivable	18	—	—	(4)	14
Sales returns and allowances	273	1,988	—	(1,956)	305
Other	1	—	—	—	1
	$429	$2,047	$5	$(2,026)	$455

(1)	Amounts included herein pertain to the continuing operations of the Company.

(2)
Fiscal 2017, 2016 and 2015 include $5 million, $5 million and $7 million, respectively, for reserves related to customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings.

(3)	Recoveries of amounts provided for or written off in prior years were $1 million, $2 million and $1 million for fiscal 2017, 2016 and 2015, respectively.

(4)	Write-off of uncollectible accounts or actual sales returns.

69	Cardinal Health | Fiscal 2017 Form 10-K

Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers and Corporate Governance
The following is a list of our executive officers:

Name	Age	Position
George S. Barrett	62	Chairman and Chief Executive Officer
Michael C. Kaufmann	54	Chief Financial Officer
Donald M. Casey, Jr.	57	Chief Executive Officer, Medical segment
Jon L. Giacomin	52	Chief Executive Officer, Pharmaceutical segment
Michele A. M. Holcomb	49	Executive Vice President, Strategy and Corporate Development
Pamela O. Kimmet	59	Chief Human Resources Officer
Craig S. Morford	58	Chief Legal and Compliance Officer
Patricia B. Morrison	58	Executive Vice President, Customer Support Services and Chief Information Officer
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
Ms. Holcomb has served as Executive Vice President, Strategy and Corporate Development since January 2017. She joined us from Teva Pharmaceutical Industries Ltd., where she served as Senior Vice President, Strategy, Portfolio, Search, and Partnerships and Chief Operating Officer, Global R&D from October 2015 to December 2016, Senior Vice President, Chief Operating Officer, Global R&D from September 2012 to September 2015 and Vice President, Corporate Strategy and Operational Planning from April 2010 to September 2012.
Ms. Kimmet has served as Chief Human Resources Officer since June 2016. Prior to joining us, Ms. Kimmet served as Senior Vice President, Human Resources at Coca-Cola Enterprises, Inc. from October 2010 to June 2016.
Mr. Morford has served as Chief Legal and Compliance Officer since May 2009.
Ms. Morrison has served as Executive Vice President, Customer Support Services and Chief Information Officer since June 2011.
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
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2017 Annual Meeting of Shareholders (our “2017 Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Share Ownership Information” and “Corporate Governance.”

Cardinal Health | Fiscal 2017 Form 10-K	70

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below summarizes information relating to our equity compensation plans at June 30, 2017.

Equity Compensation Plan Information
Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options and Rights (#)		Weighted Average Exercise Price of Outstanding Options ($)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (#)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	9,320,347	(1)	$63.35 (1)	23,114,284 (2)
Equity compensation plans not approved by shareholders	4,203	(3)	— (3)	—
Total at June 30, 2017	9,324,550			23,114,284

(1)
In addition to stock options outstanding under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (the "2011 LTIP") and the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (the "2005 LTIP"), also includes 849,674 PSUs and 1,723,379 RSUs outstanding under the 2011 LTIP, 10,214 PSUs and 61,681 RSUs outstanding under the 2005 LTIP, and 167,471 RSUs outstanding under the 2007 Nonemployee Directors Equity Incentive Plan that are payable solely in common shares. PSUs and RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price. PSUs granted in fiscal 2015 are reported in this table at the actual amount that vested (133% of target). PSUs granted in fiscal 2016 and 2017 are reported in this table at the maximum payout level (200% of target) in accordance with SEC rules.

(2)
Reflects common shares available under the 2011 LTIP in the form of stock options and other stock-based awards. Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every common share issued; awards other than stock options are counted against the plan as two and one-half shares for every common share issued. This means that only 9,245,714 shares could be issued under awards other than stock options while 23,114,284 shares could be issued under stock options.

(3)
RSUs outstanding under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan that are payable solely in common shares. RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2017 Proxy Statement under the caption “Share Ownership Information.”

71	Cardinal Health | Fiscal 2017 Form 10-K

Exhibits

Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	69
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

Exhibit Number	Exhibit Description
2..1.1
Stock and Asset Purchase Agreement, dated March 1, 2015, between Ethicon, Inc. and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Current Report on Form 8-K filed on May 28, 2015, File No. 1-11373)

2.1.2
Letter Agreement, dated May 29, 2015, between Ethicon, Inc. and Cardinal Health, Inc. relating to mechanics of agreeing to purchase price allocation (incorporated by reference to Exhibit 2.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, File No. 1-11373)

2.1.3
Amendment No. 1, dated as of October 2, 2015, to the Stock and Asset Purchase Agreement, dated as of March 1, 2015, between Ethicon, Inc. and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 1-11373)

2.1.4
Letter Agreement, dated August 8, 2016, between Ethicon, Inc. and Cardinal Health, Inc. relating to pre-closing product registration transfer process for certain Day 2 Countries (incorporated by reference to Exhibit 2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 1-11373)

2.2.1
Stock and Asset Purchase Agreement, dated April 18, 2017, between Cardinal Health, Inc. and Medtronic plc (incorporated by reference to Exhibit 2.1 to Cardinal Health's Current Report on Form 8-K filed on April 18, 2017, File No. 1-11373)

2.2.2	Amendment No. 1, dated as of July 28, 2017, to Stock and Asset Purchase Agreement, dated April 18, 2017, between Cardinal Health, Inc. and Medtronic plc
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

4.2.2	Form of 4.625% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2010, File No. 1-11373)
4.2.3	Form of 1.900% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.4	Form of 3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.5	Form of 1.700% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.6	Form of 3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.7	Form of 4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.8	Form of 2.400% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)

Cardinal Health | Fiscal 2017 Form 10-K	72

Exhibits

4.2.9	Form of 3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.10	Form of 4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.11	Form of 1.950% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.12	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.13	Form of 4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.14	Form of 1.948% notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.15	Form of 2.616% notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.16	Form of Floating rate notes due 2022 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.17	Form of 3.079% notes due 2024 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.18	Form of 3.410% notes due 2027 (incorporated by reference to Exhibit 4.5 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.19	Form of 4.368% notes due 2047 (incorporated by reference to Exhibit 4.6 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
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
10.1.2
First Amendment to Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.1.3
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.4
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.1.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.1.6
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.7 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.1.7
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.8 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.1.8
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.9
Form of Amendment to Stock Option and Restricted Share Units Agreements under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan, the Cardinal Health, Inc. 2005 Long-Term Incentive Plan and the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.1.9 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.2.1	Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on November 7, 2016, File No. 1-11373)*
10.2.2	First Amendment to Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan*
10.2.3	Form of Nonqualified Stock Option Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan*
10.2.4	Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan*
10.2.5	Form of Performance Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan*
10.3.1
Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.3.2
First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.3
Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.4
Third Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.3.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.6
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.11 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.4.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

73	Cardinal Health | Fiscal 2017 Form 10-K

Exhibits

10.4.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.4.4
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5.7 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, File No. 1-11373)*

10.5.1
Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-11373)*

10.5.2
First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)*

10.6	Cardinal Health, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Periodic Report on Form 8-K filed on November 10, 2014, File No. 1-11373)*
10.7
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.8.1
Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 6, 2012, File No. 1-11373)*

10.8.2
Amendment, dated August 5, 2015, to Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.8.3
Aircraft Time Sharing Agreement, effective August 5, 2015, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.9
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.10
Confidentiality and Business Protection Agreement, effective as of April 9, 2012, between Cardinal Health, Inc. and Donald M. Casey Jr. (incorporated by reference to Exhibit 10.14.1 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.11
Confidentiality and Business Protection Agreement, effective as of September 9, 2014, between Cardinal Health, Inc. and Jon L. Giacomin (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)*

10.12.1
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.12.2
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual executive officers (incorporated by reference to Exhibit 10.39 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.13.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.3
Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.4
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.5
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.6
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.7
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.8
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.9
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.10
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.11
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.12
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.13
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.14
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.15
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.16
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

Cardinal Health | Fiscal 2017 Form 10-K	74

Exhibits

10.13.17
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.18
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.19
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.20
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.13.21
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.22
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.14.1
Amended and Restated Five-Year Credit Agreement, dated as of June 16, 2016, among Cardinal Health, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, Joint Lead Arranger and Joint Book Manager, Bank of America, N.A. as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Joint Lead Arranger and Joint Book Manager, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Joint Book Manager (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on June 21, 2016, File No. 1-11373)

10.14.2
Amendment No. 1, dated as of May 1, 2017, to Amended and Restated Five-Year Credit Agreement as of June 16, 2016 (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11373)

10.15
Commitment Letter, dated April 18, 2017, by and among Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC and Cardinal Health, Inc. (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on April 18, 2017, File No. 1-11373)

10.16.1
Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.16.2
First Amendment to Tax Matters Agreement, dated as of May 28, 2012, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.20.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

75	Cardinal Health | Fiscal 2017 Form 10-K

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	24
1A	Risk Factors	30
1B	Unresolved Staff Comments	N/A
2	Properties	34
3	Legal Proceedings	34
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
6	Selected Financial Data	21
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	22
8	Financial Statements and Supplementary Data	40
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	37
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	70
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
13	Certain Relationships and Related Transactions, and Director Independence	(b)
14	Principal Accounting Fees and Services	(c)

	Part IV
15	Exhibits, Financial Statement Schedules	72
16	Form 10-K Summary	N/A
	Signatures	77

N/A	Not applicable
(a)
The information called for by Item 11 of Form 10-K is incorporated by reference to our 2017 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

(b)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2017 Proxy Statement under the caption "Corporate Governance."
(c)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2017 Proxy Statement under the caption “Audit Committee Report and Audit Matters.”

Cardinal Health | Fiscal 2017 Form 10-K	76

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2017.

Cardinal Health, Inc.

By:	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 10, 2017.

Name	Title
/s/ GEORGE S. BARRETT	Chairman and Chief Executive Officer and Director (principal executive officer)
George S. Barrett

/s/ MICHAEL C. KAUFMANN	Chief Financial Officer (principal financial officer)
Michael C. Kaufmann

/s/ STUART G. LAWS	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Stuart G. Laws

/s/ DAVID J. ANDERSON	Director
David J. Anderson

/s/ COLLEEN F. ARNOLD	Director
Colleen F. Arnold

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ CLAYTON M. JONES	Director
Clayton M. Jones

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ DAVID P. KING	Director
David P. King

77	Cardinal Health | Fiscal 2017 Form 10-K