Form 10-Q
period 2017-09-30
CARDINAL HEALTH INC
filed 2017-11-07
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2017, was the following: 314,603,641

Cardinal Health Q1 Fiscal 2018 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a global, integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2018 and fiscal 2017 and to FY18 and FY17 are to the fiscal years ending or ended June 30, 2018 and June 30, 2017, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (our “2017 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at September 30, 2017 and June 30, 2017, and in our condensed consolidated statements of earnings for the three months ended September 30, 2017 and 2016. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2017 Form 10-K.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	2

MD&A	Overview

Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2017 increased 2 percent to $32.6 billion due to sales growth from specialty and pharmaceutical distribution customers, which was partially offset by the previously announced May 2017 expiration of a large pharmaceutical distribution mail order customer contract. Medical segment acquisitions also contributed to the increase in revenue during the three months ended September 30, 2017.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended September 30,
(in millions)	2017	2016	Change
GAAP	$262	$535	(51)%
Restructuring and employee severance	132	9
Amortization and other acquisition-related costs	183	122
Impairments and (gain)/loss on disposal of assets	1	3
Litigation (recoveries)/charges, net	32	1
Non-GAAP	$610	$669	(9)%
The sum of the components may not equal the total due to rounding.
During the three months ended September 30, 2017, GAAP operating earnings decreased 51 percent to $262 million and non-GAAP operating earnings decreased 9 percent to $610 million. The decrease in GAAP operating earnings was primarily due to contract termination restructuring costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model, increased amortization of acquisition-related intangible assets as a result of the Patient Recovery Business acquisition, and litigation charges. Our Pharmaceutical segment generics program performance, which includes the negative impact of generic pharmaceutical customer pricing changes offset by the benefits of Red Oak Sourcing, also contributed to the decrease in GAAP and non-GAAP operating earnings during the three months ended September 30, 2017.

3	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2017	2016	Change
GAAP	$0.36	$0.96	(63)%
Restructuring and employee severance	0.27	0.02
Amortization and other acquisition-related costs	0.40	0.25
Impairments and (gain)/loss on disposal of assets	—	0.01
Litigation (recoveries)/charges, net	0.06	—
Non-GAAP	$1.09	$1.24	(12)%
The sum of the components may not equal the total due to rounding.
During the three months ended September 30, 2017, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS") decreased 63 percent to $0.36 per share and non-GAAP diluted EPS decreased 12 percent to $1.09 per share. GAAP and non-GAAP diluted EPS decreased primarily due to the factors impacting GAAP and non-GAAP operating earnings and partly due to an increase in interest expense. The decrease in GAAP and non-GAAP diluted EPS was partially offset by a lower effective tax rate.

Cash and Equivalents

Our cash and equivalents balance was $1.2 billion at September 30, 2017 compared to $6.9 billion at June 30, 2017. The decrease in cash and equivalents during the three months ended September 30, 2017 was driven by $6.1 billion paid for acquisitions, net of cash acquired, $403 million to redeem our 1.7% notes due 2018, $150 million paid for share repurchases and $150 million paid in dividends, offset in part by net cash provided by operating activities of $1.2 billion.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	4

MD&A	Overview

Significant Developments in Fiscal 2018 and Trends

Acquisitions

On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The Patient Recovery Business manufactures 23 categories of medical products that are sold into multiple healthcare channels, and includes numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition further expands the Medical segment's portfolio of self-manufactured products. We funded the acquisition through $4.5 billion in new long-term debt, the use of existing cash, and borrowings under our existing credit arrangements.
Trends

Within our Pharmaceutical segment, we expect fiscal 2018 segment profit to be less than our fiscal 2017 segment profit due primarily to generic pharmaceutical customer pricing changes. However, as is generally the case, the frequency, timing, magnitude, and profit impact of pharmaceutical customer pricing changes and branded and generic pharmaceutical manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2018 could be more or less than we expect.
The acquisition of the Patient Recovery Business increased Medical segment revenue and profit during the three months ended September 30, 2017. Since the acquisition, which closed on July 29, 2017, only contributed to results for two months and also reflects an unfavorable impact from a fair value inventory step up, we expect the acquisition to increase Medical segment profit more significantly during the remainder of fiscal 2018 than it did during the three months ended September 30, 2017. During the three months ended September 30, 2017, the acquisition also increased amortization and other acquisition-related costs due to the size and complexity of the acquisition, and we expect increased amortization and other acquisition-related costs during the remainder of fiscal 2018.
During the three months ended September 30, 2017, the debt issued in June 2017 to fund a portion of the purchase price of the Patient Recovery Business acquisition increased our interest expense and we expect increased interest expense during the remainder of fiscal 2018.
We are exploring strategic alternatives for our China products and services distribution business. If we agree to sell the business, it is possible that we could recognize an impairment or loss.

5	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2017	2016	Change
Pharmaceutical	$28,920	$28,762	1%
Medical	3,724	3,279	14%
Total segment revenue	32,644	32,041	2%
Corporate	(3)	(2)	N.M.
Total revenue	$32,641	$32,039	2%

Pharmaceutical Segment
Pharmaceutical segment revenue increased slightly during the three months ended September 30, 2017 due to sales growth from specialty and pharmaceutical distribution customers, which was partially offset by the previously announced May 2017 expiration of a large pharmaceutical distribution mail order customer contract.

Medical Segment
Medical segment revenue growth for the three months ended September 30, 2017 was primarily due to contributions from acquisitions of $333 million, including the Patient Recovery Business.

Cost of Products Sold

Cost of products sold increased to $31.0 billion (2 percent) compared to the prior-year period, as a result of the same factors affecting the change in revenue and gross margin.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended September 30,
(in millions)	2017	2016	Change
Gross margin	$1,672	$1,590	5%
Gross margin during the three months ended September 30, 2017 increased $82 million (5 percent) versus the prior-year period. Acquisitions, including the Patient Recovery Business, increased gross margin by $97 million.

Gross margin rate grew 16 basis points during the three months ended September 30, 2017 due to acquisitions, including the Patient Recovery Business, and Pharmaceutical segment generics program performance. Gross margin rate was negatively impacted by changes in pharmaceutical distribution product mix.
Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2017	2016	Change
SG&A expenses	$1,062	$920	15%

The increase in SG&A expenses during the three months ended September 30, 2017 was due to acquisitions ($92 million), including the Patient Recovery Business, and the costs related to a multi-year project to replace certain Pharmaceutical segment finance and operating information systems.

7	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 14 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2017	2016	Change
Pharmaceutical	$467	$534	(13)%
Medical	129	127	1%
Total segment profit	596	661	(10)%
Corporate	(334)	(126)	165%
Total consolidated operating earnings	$262	$535	(51)%

Pharmaceutical Segment Profit
The decrease in Pharmaceutical segment profit during the three months ended September 30, 2017 was primarily due to our generic program performance, which includes the negative impact of generic pharmaceutical customer pricing changes offset by the benefits of Red Oak Sourcing. The costs related to a multi-year project to replace certain Pharmaceutical segment finance and operating information systems also contributed to the decrease in Pharmaceutical Segment profit during the three months ended September 30, 2017.

Medical Segment Profit
Medical segment profit grew slightly during the three months ended September 30, 2017. Acquisitions, which included the unfavorable cost of products sold impact from the fair value step up of inventory acquired with the Patient Recovery business, contributed to segment profit growth. The increase was mostly offset by the previously announced loss of a portion of a large distribution customer contract.
Corporate
As discussed further in sections that follow, the change in Corporate during the three months ended September 30, 2017 was due to contract termination restructuring costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model, amortization and other acquisition-related costs due to the Patient Recovery Business acquisition, and litigation charges.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions)	2017	2016
Restructuring and employee severance	$132	$9
Amortization and other acquisition-related costs	183	122
Impairments and (gain)/loss on disposal of assets, net	1	3
Litigation (recoveries)/charges, net	32	1
Restructuring and Employee Severance
The increase in restructuring and employee severance during the three months ended September 30, 2017 was primarily due to $125 million in contract termination costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $135 million and $101 million for the three months ended September 30, 2017 and 2016, respectively. The increase in amortization of acquisition-related intangible assets during the three months ended September 30, 2017 was largely due to the Patient Recovery Business acquisition. Transaction and integration costs associated with the Patient Recovery Business acquisition were $37 million for the three months ended September 30, 2017.
Litigation (Recoveries)/Charges, Net
The increase in litigation charges during the three months ended September 30, 2017 was due to an increase in estimated losses and legal defense costs associated with inferior vena cava (IVC) filter product liability claims.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2017	2016	Change
Other (income)/expense, net	$2	$(3)	N.M.
Interest expense, net	81	44	84%
Loss on extinguishment of debt	1	—	N.M.
Interest Expense, Net
Interest expense increased during the three months ended September 30, 2017 primarily due to $5.2 billion of new long-term debt issued in June 2017, $4.5 billion of which was used to fund the acquisition of the Patient Recovery Business in July 2017.
Provision for Income Taxes

During the three months ended September 30, 2017 and 2016, the effective tax rate was 34.2 percent and 37.3 percent, respectively. The decrease in the effective tax rate was due to the impact of discrete items.

9	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, dividends, and share repurchases. If we were to decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we might need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $1.2 billion at September 30, 2017 compared to $6.9 billion at June 30, 2017. At September 30, 2017, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the three months ended September 30, 2017, we deployed $6.1 billion for acquisitions, net of cash acquired, $403 million to redeem our 1.7% notes due 2018, $150 million for share repurchases and $150 million for cash dividends; net cash provided by operating activities was $1.2 billion, driven by the timing of certain vendor payments and other changes in working capital.
The cash and equivalents balance at September 30, 2017 included $576 million of cash held by subsidiaries outside of the United States.

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
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion revolving credit facility and a $1.0 billion committed receivables sales facility program. We also have a commercial paper program of up to $2.0 billion, backed by the revolving credit facility. In August 2017, we increased our revolving credit facility from $1.75 billion to $2.0 billion and in September 2017, we completed a corresponding increase to our commercial paper program from $1.75 billion to $2.0 billion. In August 2017, we also increased our committed receivables sales facility program from $700 million to $1.0 billion.
At September 30, 2017, we had no amounts outstanding under the revolving credit facility or the committed receivables sales facility program. During the three months ended September 30, 2017, we had maximum amounts outstanding under our committed receivables program and commercial paper program of $1.3 billion and an average daily amount outstanding of $405 million.
Our revolving credit facility and committed receivables sales facility program require us to maintain, as of the end of any calendar quarter,

a consolidated leverage ratio of no more than 4.25-to-1, which will be reduced over eighteen months back to 3.25-to-1. The ratio temporarily increased as result of our acquisition of the Patient Recovery Business. As of September 30, 2017, we were in compliance with this financial covenant.
Long-Term Obligations
During the three months ended September 30, 2017, we redeemed our 1.7% notes due 2018 for $403 million. At September 30, 2017, we had total long-term obligations of $10.0 billion. We plan to reduce our long-term obligations by approximately $500 million each year during fiscal 2018, 2019 and 2020 by paying off long-term obligations.
Funding for Acquisition of Patient Recovery Business
On July 29, 2017, we acquired the Patient Recovery Business from Medtronic plc for $6.1 billion in cash. We funded the acquisition through $4.5 billion in new long-term debt issued in June 2017, the use of existing cash and borrowings under existing credit arrangements.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	10

MD&A	Liquidity and Capital Resources

Capital Deployment

Capital Expenditures
Capital expenditures during the three months ended September 30, 2017 and 2016 were $67 million and $100 million, respectively.
Dividends
On August 9, 2017, our Board of Directors approved a quarterly dividend of $0.4624 per share, or $1.85 per share on an annualized basis, payable on October 15, 2017 to shareholders of record on October 2, 2017.

Share Repurchases
During the three months ended September 30, 2017, we repurchased $150 million of our common shares. We funded the repurchases with available cash and short-term borrowings. At September 30, 2017, we had $293 million remaining under our existing share repurchase program.
Acquisition of Patient Recovery Business
Described above under "Funding for Acquisition of Patient Recovery Business."

11	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2017 Form 10-K addresses our contractual obligations, critical accounting policies and sensitive accounting estimates, and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2017. There have been no subsequent material changes outside of the ordinary course of business to those items.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	12

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
The "Overview of Consolidated Results" section within MD&A in this Form 10-Q contains financial measures that are not calculated in accordance with GAAP.
In addition to analyzing our business based on financial information prepared in accordance with GAAP, we use these non-GAAP financial measures internally to evaluate our performance, engage in financial and operational planning and determine incentive compensation because we believe that these measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business. We provide these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on our financial and operating results on a year-over-year basis and in comparing our performance to that of our competitors. However, the non-GAAP financial measures that we use may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth below should be carefully evaluated.
Exclusions from Non-GAAP Financial Measures
Management believes it is useful to exclude the following items from the non-GAAP measures presented in this report for its own and for investors’ assessment of the business for the reasons identified below:

•
LIFO charges and credits are excluded because the factors that drive last-in first-out ("LIFO") inventory charges or credits, such as pharmaceutical manufacturer price appreciation or deflation and year-end inventory levels (which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end), are largely out of our control and cannot be accurately predicted. The exclusion of LIFO charges from non-GAAP metrics facilitates comparison of our current financial results to our historical financial results and to our peer group companies’ financial results.

•
Restructuring and employee severance costs are excluded because they relate to programs in which we fundamentally change our operations and because they are not part of the ongoing operations of our underlying business.

•
Amortization and other acquisition-related costs are excluded primarily for consistency with the presentation of the financial results of our peer group companies. Additionally, costs for amortization of acquisition-related intangible assets are non-cash amounts, which are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion facilitates comparison of historical, current and forecasted financial results. We also exclude other acquisition-related costs, which are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. These costs are also significantly impacted by the timing, complexity and size of acquisitions.

•
Impairments and gain or loss on disposal of assets are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and are inherently unpredictable in timing and amount, and in the case of impairments, are non-cash amounts, so their exclusion facilitates comparison of historical, current and forecasted financial results.

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

The tax effect for each of the items listed above is generally determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax and net impact of each item are presented with our GAAP to non-GAAP reconciliations.

13	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

Definitions
Growth rate calculation: growth rates in this Form 10-Q are determined by dividing the difference between current-period results and prior-period results by prior-period results.
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

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	14

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	First Quarter Fiscal 2018
GAAP	$262	(51)%	$178	$61	$115	(63)%	$0.36	(63)%
Restructuring and employee severance	132		132	47	85		0.27
Amortization and other acquisition-related costs	183		183	58	125		0.40
Impairments and (gain)/loss on disposal of assets	1		1	—	1		—
Litigation (recoveries)/charges, net	32		32	13	19		0.06
Loss on extinguishment of debt	—		1	1	—		—
Non-GAAP	$610	(9)%	$527	$180	$346	(13)%	$1.09	(12)%

	First Quarter Fiscal 2017
GAAP	$535	(14)%	$494	$184	$309	(19)%	$0.96	(17)%
Restructuring and employee severance	9		9	4	5		0.02
Amortization and other acquisition-related costs	122		122	40	82		0.25
Impairments and (gain)/loss on disposal of assets	3		3	1	2		0.01
Litigation (recoveries)/charges, net	1		1	—	1		—
Non-GAAP	$669	(9)%	$629	$229	$399	(13)%	$1.24	(10)%

[1]	attributable to Cardinal Health, Inc.
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.
There were no LIFO charges/(credits) during the periods presented.

15	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
As previously disclosed in our 2017 Form 10-K, as a result of the completion of the acquisition of the Patient Recovery Business, our exposure to market price changes for certain commodities as well as to both translational and transactional foreign exchange rate fluctuations has increased since the end of fiscal 2017. At the time of filing this Form 10-Q, we have not completed our analysis to quantify these impacts.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Legal Proceedings
The legal proceedings described in Note 8 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	16

Other

Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in our 2017 Form 10-K and our filings with the SEC since June 30, 2017. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
July 2017	183	$77.88	—	$443
August 2017	776,376	66.79	776,254	426
September 2017	1,433,328	68.50	1,432,736	293
Total	2,209,887	$67.90	2,208,990	$293

(1)	Reflects 183, 122 and 592 common shares purchased in July, August and September 2017, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On May 4, 2016, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2019. During the three months ended September 30, 2017, we repurchased 2.2 million common shares under this program. After these repurchases, we have $293 million available under this program.

17	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2017	2016
Revenue	$32,641	$32,039
Cost of products sold	30,969	30,449
Gross margin	1,672	1,590

Operating expenses:
Distribution, selling, general and administrative expenses	1,062	920
Restructuring and employee severance	132	9
Amortization and other acquisition-related costs	183	122
Impairments and (gain)/loss on disposal of assets, net	1	3
Litigation (recoveries)/charges, net	32	1
Operating earnings	262	535

Other (income)/expense, net	2	(3)
Interest expense, net	81	44
Loss on extinguishment of debt	1	—
Earnings before income taxes	178	494

Provision for income taxes	61	184
Net earnings	117	310
Less: Net earnings attributable to noncontrolling interests	(2)	(1)
Net earnings attributable to Cardinal Health, Inc.	$115	$309

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.36	$0.97
Diluted	0.36	0.96

Weighted-average number of common shares outstanding:
Basic	316	320
Diluted	318	322

Cash dividends declared per common share	$0.4624	$0.4489
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	18

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(in millions)	2017	2016
Net earnings	$117	$310

Other comprehensive income:
Foreign currency translation adjustments and other	40	(1)
Net unrealized gain/(loss) on derivative instruments, net of tax	(1)	1
Total other comprehensive income, net of tax	39	—

Total comprehensive income	156	310

Less: comprehensive income attributable to noncontrolling interests	(2)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$154	$309
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and equivalents	$1,181	$6,879
Trade receivables, net	8,382	8,048
Inventories, net	12,121	11,301
Prepaid expenses and other	2,041	2,117
Total current assets	23,725	28,345

Property and equipment, net	2,651	1,879
Goodwill and other intangibles, net	14,926	9,207
Other assets	638	681
Total assets	$41,940	$40,112

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,202	$17,906
Current portion of long-term obligations and other short-term borrowings	935	1,327
Other accrued liabilities	2,270	1,988
Total current liabilities	22,407	21,221

Long-term obligations, less current portion	9,068	9,068
Deferred income taxes and other liabilities	3,758	2,877

Redeemable noncontrolling interests	12	118

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares and 327 million shares at September 30, 2017 and June 30, 2017, respectively	2,674	2,697
Retained earnings	4,943	4,967
Common shares in treasury, at cost: 12 million shares and 11 million shares at September 30, 2017 and June 30, 2017, respectively	(853)	(731)
Accumulated other comprehensive loss	(86)	(125)
Total Cardinal Health, Inc. shareholders' equity	6,678	6,808
Noncontrolling interests	17	20
Total shareholders’ equity	6,695	6,828
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$41,940	$40,112
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	20

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net earnings	$117	$310

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	229	173
Loss on extinguishment of debt	1	—
Impairments and loss on sale of other investments	6	—
Impairments and loss on disposal of assets, net	1	3
Share-based compensation	17	23
Provision for bad debts	25	7
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(359)	(306)
Increase in inventories	(381)	(298)
Increase in accounts payable	1,296	279
Other accrued liabilities and operating items, net	229	(87)
Net cash provided by operating activities	1,181	104

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(6,139)	(9)
Additions to property and equipment	(67)	(100)
Purchase of available-for-sale securities and other investments	(3)	(52)
Proceeds from sale of available-for-sale securities and other investments	64	34
Proceeds from disposal of property and equipment	1	—
Proceeds from maturities of available-for-sale securities	—	17
Net cash used in investing activities	(6,144)	(110)

Cash flows from financing activities:
Payment of contingent consideration obligation	(15)	—
Net change in short-term borrowings	(6)	25
Purchase of noncontrolling interests	(3)	(10)
Reduction of long-term obligations	(402)	(1)
Proceeds from interest rate swap terminations	—	14
Net tax withholdings from share-based compensation	(18)	(9)
Excess tax benefits from share-based compensation	—	30
Dividends on common shares	(150)	(149)
Purchase of treasury shares	(150)	(250)
Net cash used in financing activities	(744)	(350)

Effect of exchange rates changes on cash and equivalents	9	1

Net decrease in cash and equivalents	(5,698)	(355)
Cash and equivalents at beginning of period	6,879	2,356
Cash and equivalents at end of period	$1,181	$2,001
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2018 and 2017 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2018 and June 30, 2017, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2018 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2018. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the "2017 Form 10-K").
Recent Financial Accounting Standards
In August 2017, the Financial Accounting Standards Board (the "FASB") issued accounting guidance which is intended to improve and simplify accounting rules around hedge accounting. The guidance will be effective for us in the first quarter of fiscal 2020 and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In March 2016, the FASB issued amended accounting guidance that changed the accounting for certain aspects of share-based compensation to employees. The guidance requires all income tax effects of share-based awards to be recognized in the statement of earnings as awards vest or are settled. Additionally, the guidance increases the amount employers can withhold in shares to cover employee income taxes without requiring liability classification and allows a policy election for accounting for forfeitures. The primary impact of adoption resulted in the recognition of excess tax benefits in the statement of earnings on a prospective basis, rather than as a component of equity. The impact on the presentation in the condensed consolidated statement of cash flows is also prospective. We adopted this guidance in the first quarter of fiscal 2018. The impact of adoption on the provision for income taxes on our condensed consolidated statement of earnings was immaterial. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards depends on our stock price at the date the awards vest.
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
We continue to make progress on our evaluation of the amended revenue recognition guidance, including identification of revenue streams and customer contract reviews. Our revenue is primarily distribution revenue, which we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. Although we are continuing to assess the impact of the amended guidance, we generally anticipate that the timing of recognition of distribution revenue will be substantially unchanged under the amended guidance.
2. Acquisitions
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The Patient Recovery Business manufactures 23 categories of medical products sold into multiple healthcare channels, and includes numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition further expands the Medical segment's portfolio of self-manufactured products. We closed the Patient Recovery Business acquisition in 28 principal countries on July 29, 2017, and acquired control of, as described in GAAP, and the rights to, the net economic benefit from the entire Patient Recovery Business in the remaining countries at the closing. We are in the process of transitioning legal ownership in the remaining non-

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	22

Notes to Financial Statements

principal countries, which we expect to complete by the end of calendar 2018. The results for the entire Patient Recovery Business in all countries are included in the condensed consolidated financial statements beginning July 29, 2017. We funded the acquisition through $4.5 billion in new long-term debt, the use of existing cash and borrowings under our existing credit arrangements.
Transaction and integration costs associated with the acquisition of the Patient Recovery business were $37 million during the three months ended September 30, 2017, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of the Patient Recovery Business is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition. The purchase price is subject to adjustment based on working capital requirements as set forth in the acquisition agreement.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The estimated fair value of the identifiable intangible assets was determined using income-based approaches, which includes market participant expectations of the cash flows that an asset could generate over its economic life, discounted back to present value using an appropriate rate of return. The weighted- average discount rate used to arrive at the present value of the identifiable intangible assets was 8.2 percent, and considers the inherent risk of each intangible asset relative to the internal rate of return and weighted-average cost of capital.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date for the Patient Recovery Business:

(in millions)	Patient Recovery Business
Identifiable intangible assets:
Customer relationships (1)	$1,712
Trade names (2)	186
Developed technology and other (3)	732
Total identifiable intangible assets acquired	2,630

Cash and equivalents	24
Inventories	434
Prepaid expenses and other	106
Property and equipment, net	807
Other accrued liabilities	(153)
Deferred income taxes and other liabilities	(873)
Total identifiable net assets acquired/(liabilities) assumed	2,975
Goodwill	3,103
Total net assets acquired	$6,078

(1)	The range of useful lives for customer relationships is 10 to 18 years.

(2)	The useful life of trade names is 15 years.

(3)	The useful life of developed technology is 15 years.

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three months ended September 30,
(in millions)	2017	2016
Employee-related costs (1)	$4	$7
Facility exit and other costs (2)	128	2
Total restructuring and employee severance	$132	$9

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of product distribution and lease contract termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

In September 2017, we entered into an agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model. The expected costs with this restructuring include $125 million, on a pre-tax basis, in contract termination costs. These costs are reflected in facility exit and other costs in the condensed consolidated statements of earnings during the three months ended September 30, 2017. The contract termination costs are expected to be paid before the end of fiscal 2018.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2017	$41	$—	$41
Additions	2	127	129
Payments and other adjustments	(9)	—	(9)
Balance at September 30, 2017	$34	$127	$161
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2017	$2,939	$4,282	$7,221
Goodwill acquired, net of purchase price adjustments	1	3,156	3,157
Foreign currency translation adjustments and other	11	30	41
Balance at September 30, 2017	$2,951	$7,468	$10,419
The increase in the Medical segment goodwill is primarily due to the Patient Recovery Business acquisition. Goodwill recognized in connection with the Patient Recovery Business acquisition primarily represents the expected benefits from certain synergies of integrating the business, the existing workforce of the acquired entity, and the expected growth from new customers.

23	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2017
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$61	$—	$61	N/A
Total indefinite-life intangibles	61	—	61	N/A

Definite-life intangibles:
Customer relationships	3,705	1,046	2,659	13
Trademarks, trade names, and patents	697	212	485	13
Developed technology and other	1,648	346	1,302	12
Total definite-life intangibles	6,050	1,604	4,446	13
Total other intangible assets	$6,111	$1,604	$4,507	N/A

	June 30, 2017
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$61	$—	$61
Total indefinite-life intangibles	61	—	61

Definite-life intangibles:
Customer relationships	1,966	967	999
Trademarks, trade names, and patents	509	195	314
Developed technology and other	916	304	612
Total definite-life intangibles	3,391	1,466	1,925
Total other intangible assets	$3,452	$1,466	$1,986
The increase in definite-life intangibles is primarily due to the Patient Recovery Business acquisition. Total amortization of intangible assets was $135 million and $101 million for the three months ended September 30, 2017 and 2016, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2018 through 2022 is as follows: $444 million, $563 million, $531 million, $458 million, and $421 million.

5. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	September 30, 2017	June 30, 2017
Treasury bills	$—	$25
International bonds	—	3
Corporate bonds	—	30
U.S. agency bonds	—	3
Asset-backed securities	—	3
International equity securities	—	1
Total available-for-sale securities	$—	$65
In July 2017, we liquidated our marketable securities. There were no unrealized gains or loss at September 30, 2017, and gross unrealized gains and losses were immaterial at June 30, 2017. During the three months ended September 30, 2017 and 2016, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments.
6. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
At September 30, 2017 and June 30, 2017, we had total long term obligations, including the current portion, of $10.0 billion and $10.4 billion, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $19.2 billion.
In June 2017, we issued additional debt with the aggregate principal amount of $5.2 billion to fund a portion of the acquisition of the Patient Recovery Business, to redeem the $400 million 1.7% Notes due 2018 and for general corporate purposes. In July 2017, we redeemed the $400 million 1.7% Notes due 2018. The notes issued in June 2017 were 1.948% Notes due 2019, 2.616% Notes due 2022, 3.079% Notes due 2024, 3.410% Notes due 2027, 4.368% Notes due 2047, and floating rate Notes due 2022.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion revolving credit facility and a $1.0 billion committed receivables sales facility program. At September 30, 2017, we had no amounts outstanding under the revolving credit facility or the committed receivables sales facility program.
In November 2016, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through November 1, 2019. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	24

Notes to Financial Statements

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
During the three months ended September 30, 2017 and 2016, the effective tax rate was 34.2 percent and 37.3 percent, respectively. The decrease in the effective tax rate was due to the impact of discrete items.
At September 30, 2017 and June 30, 2017, we had $410 million and $417 million of unrecognized tax benefits, respectively. The September 30, 2017 and June 30, 2017 balances include $266 million and $268 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At September 30, 2017 and June 30, 2017, we had $97 million and $99 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $35 million, exclusive of penalties and interest.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $144 million and $142 million at September 30, 2017 and June 30, 2017, respectively, and is included in other assets in the condensed consolidated balance sheets.

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
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption or anti-bribery laws. When we become aware of such possible compliance matters, we investigate internally and take appropriate corrective action. In addition, from time to time, we receive subpoenas or requests for information from various federal or state agencies relating to our business or to the business of a customer, supplier or other industry participants. Internal investigations, subpoenas or requests for information could lead to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a potential quality or regulatory issue, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, action by regulators and product liability claims and lawsuits, including class actions. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	25

Notes to Financial Statements

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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.
Opioid Lawsuits
As of October 30, 2017, 98 counties and municipalities, one state attorney general and one tribal entity have filed lawsuits against pharmaceutical wholesale distributors (including us) relating to the distribution of prescription opioid pain medications. Many of the lawsuits also include pharmaceutical manufacturers and retail chains. We are also a defendant in a purported class action lawsuit brought on behalf of unions and other health and welfare funds that paid for certain opioid prescriptions on behalf of their members. These lawsuits, which have been filed in various federal, state and other courts, allege violations of controlled substance laws and various other statutes as well as common law claims, including negligence, public nuisance and unjust enrichment, and seek equitable relief and monetary damages. We are vigorously defending ourselves in these lawsuits. Since these lawsuits are in early stages, we are unable to predict their outcome or estimate a range of reasonably possible losses.
In September 2017, we, along with other distributors, received a request for information related to an investigation being conducted by a group of approximately 40 U.S. state attorneys general. We also have received civil investigative demands, subpoenas or requests for information from several individual state attorneys general offices. These investigations are focused on the distribution of opioid medication. We are currently evaluating and responding to their requests.
Product Liability Lawsuits
As of October 30, 2017, we are named as a defendant in 90 product liability lawsuits filed in Alameda County Superior Court in California involving claims by approximately 1,030 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 15 similar lawsuits involving claims by approximately 25 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At September 30, 2017, we had a total of $129 million, net of expected insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits. While we have recorded accruals based on our assessment of these matters, because these lawsuits are in early stages, we are unable to estimate a range of reasonably possible losses in excess of this accrued amount.

9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,162	$—	$—	$1,162
Available-for-sale securities (2)	—	—	—	—
Other investments (3)	116	—	—	116
Liabilities:
Forward contracts (1)	—	(21)	—	(21)
Contingent consideration (4)	—	—	(23)	(23)

	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$739	$—	$—	$739
Available-for-sale securities (2)	—	65	—	65
Other investments (3)	116	—	—	116
Liabilities:
Forward contracts (1)	—	(21)	—	(21)
Contingent consideration (4)	—	—	(32)	(32)

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

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	26

Notes to Financial Statements

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2017	$32
Additions from acquisitions	5
Changes in fair value of contingent consideration (1)	—
Payment of contingent consideration	(15)
Balance at September 30, 2017	$23
The sum of the components may not equal the total due to rounding.

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
10. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2017 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three months ended September 30, 2017 and 2016.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2017 and June 30, 2017 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2017	June 30, 2017
Estimated fair value	$10,333	$10,713
Carrying amount	10,003	10,395
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Redeemable Noncontrolling Interests
In connection with the acquisition of a 71 percent ownership interest in naviHealth during fiscal 2016, we recognized redeemable noncontrolling interest with a fair value of $119 million at the acquisition date.
The noncontrolling interests are redeemable at the option of the third-party noncontrolling interests holders at any time after the two-year anniversary of the closing. During the three months ended September 30, 2017, certain third-party noncontrolling interest holders notified us of their intent to exercise their put right on the noncontrolling interest representing 16 percent of naviHealth with a carrying value of $103 million and a redemption value of $109 million.
Upon notification of the intent to exercise the put, the carrying value of the 16 percent of naviHealth became mandatorily redeemable and was reclassified to other accrued liabilities in the condensed consolidated balance sheet.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)	Redeemable Noncontrolling Interest
Balance at June 30, 2017	$118
Net earnings attributable to redeemable noncontrolling interests	1
Net purchase of redeemable noncontrolling interests	(103)
Adjustment of redeemable noncontrolling interests to redemption value	(5)
Balance at September 30, 2017	$12
In October 2017, we settled the $103 million mandatorily redeemable liability with cash, which resulted in our ownership interest in naviHealth increasing to 98 percent.
12. Shareholders' Equity
During the three months ended September 30, 2017, we repurchased 2.2 million common shares having an aggregate cost of $150 million. The average price paid per common share was $67.92. We funded the repurchases with available cash and short-term borrowings.
During the three months ended September 30, 2016, we repurchased 3.1 million common shares having an aggregate cost of $250 million. The average price paid per common share was $81.37. We funded the repurchases with available cash
The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(148)	$23	$(125)
Other comprehensive income/(loss), before reclassifications	40	(1)	39
Amounts reclassified to earnings	—	—	—
Other comprehensive income/(loss), net of tax	40	(1)	39
Balance at September 30, 2017	$(108)	$22	$(86)

27	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Notes to Financial Statements

Activity related to realized gains and losses on available-for-sale securities, as described in Note 5, was immaterial during the three months ended September 30, 2017. There were no unrealized gains and losses on available-for-sale securities at September 30, 2017.
13. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30,
(in millions)	2017	2016
Weighted-average common shares–basic	316	320
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	2	2
Weighted-average common shares–diluted	318	322
The potentially dilutive employee stock options, restricted share units, and performance share units that were antidilutive for the three months ended September 30, 2017 and 2016 were 5 million and 3 million, respectively.
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
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2017	2016
Pharmaceutical	$28,920	$28,762
Medical	3,724	3,279
Total segment revenue	32,644	32,041
Corporate (1)	(3)	(2)
Total revenue	$32,641	$32,039

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $5 million and $1 million for the three months ended September 30, 2017 and 2016, respectively.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2017	2016
Pharmaceutical	$467	$534
Medical	129	127
Total segment profit	596	661
Corporate	(334)	(126)
Total operating earnings	$262	$535
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2017	June 30, 2017
Pharmaceutical	$22,220	$21,848
Medical	18,055	10,688
Corporate	1,665	7,576
Total assets	$41,940	$40,112
15. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2017	2016
Restricted share unit expense	$18	$17
Employee stock option expense	5	5
Performance share unit expense	(6)	1
Total share-based compensation	$17	$23

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	28

Notes to Financial Statements

The total tax benefit related to share-based compensation was $6 million and $8 million for the three months ended September 30, 2017 and 2016, respectively. As of July 1, 2017, under ASU 2016-09, excess tax benefits, which are immaterial for the three months ended September 30, 2017, are prospectively recognized within the provision for income taxes on our condensed consolidated statements of earnings and prospectively recognized as operating activity on our condensed consolidated statement of cash flows.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2017	2	$76.72
Granted	1	66.44
Vested	(1)	79.53
Canceled and forfeited	—	—
Nonvested at September 30, 2017	2	$71.60
At September 30, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $117 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2017	6	$63.44
Granted	2	66.44
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at September 30, 2017	8	$64.30
Exercisable at September 30, 2017	5	$59.19
At September 30, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $35 million, which is expected to be recognized over a weighted-average period of two years.
The following tables provide additional detail related to stock options:

(in millions)	September 30, 2017	June 30, 2017
Aggregate intrinsic value of outstanding options at period end	$65	$109
Aggregate intrinsic value of exercisable options at period end	65	106

(in years)	September 30, 2017	June 30, 2017
Weighted-average remaining contractual life of outstanding options	7	7
Weighted-average remaining contractual life of exercisable options	6	6
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2017	0.6	$77.83
Granted	0.2	66.43
Vested (1)	(0.2)	71.57
Canceled and forfeited	—	—
Nonvested at September 30, 2017	0.6	$75.39
(1) Vested based on achievement of 133 percent of the target performance goal.
At September 30, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $18 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.

29	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
2.1
Amendment No. 1, dated as of July 28, 2017, to Stock and Asset Purchase Agreement, dated April 18, 2017, between Cardinal Health, Inc. and Medtronic plc (incorporated by reference to Exhibit 2.2.2 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 3017, File No. 1-11373)

2.2	Amendment No. 2, dated as of October 2, 2017, to Stock and Asset Purchase Agreement, dated as of March 2, 2015, by and between Ethicon, Inc. and Cardinal Health, Inc.
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
10.1.1
First Amendment to Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 3017, File No. 1-11373)

10.1.2
Form of Nonqualified Stock Option Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 3017, File No. 1-11373)

10.1.3
Form of Restricted Share Units Agreement under the Amended Cardinal Health 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 3017, File No. 1-11373)

10.1.4
Form of Performance Share Units Agreement under the Amended Cardinal Health 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 3017, File No. 1-11373)

10.2	Third Amendment to Issuing and Paying Agency Agreement, dated September 15, 2017, by and between Cardinal Health, Inc., and the Bank of New York Mellon
10.3
Amendment No. 2 to Amended and Restated Five-Year Credit Agreement, dated as of August 26, 2017, by and between Cardinal Health, Inc. and JPMorgan Chase Bank, N.A., individually and as administrative agent

10.4.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions Party thereto, the Managing Agents party thereto, and LC Banks party thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.4.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.4.3	Second Amendment, dated as of November 14, 2016, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013
10.4.4
Third Amendment, dated as of August 30, 2017, to the Fourth Amended and Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 31, 2017, File No. 1-11373)

10.5.1	Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC
10.5.2	Amendment No. 1, dated May 1, 2017, to Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016
12.1	Computation of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	30

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	18
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4	Controls and Procedures	16

	Part II. Other Information
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	30
	Signatures	32

N/A	Not applicable

31	Cardinal Health | Q1 Fiscal 2018 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 7, 2017	/s/ GEORGE S. BARRETT
George S. Barrett
Chairman and Chief Executive Officer

/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Financial Officer

Cardinal Health | Q1 Fiscal 2018 Form 10-Q	32