Form 10-Q
period 2017-12-31
CARDINAL HEALTH INC
filed 2018-02-08
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2018, was the following: 314,706,914.

Cardinal Health Q2 Fiscal 2018 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2018 and fiscal 2017 and to FY18 and FY17 are to the fiscal years ending or ended June 30, 2018 and June 30, 2017, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (our “2017 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at December 31, 2017 and June 30, 2017, and in our condensed consolidated statements of earnings for the three and six months ended December 31, 2017 and 2016. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2017 Form 10-K.

Overview of Consolidated Results
Revenue

During the three and six months ended December 31, 2017, revenue increased 6 percent to $35.2 billion and 4 percent to $67.8 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, partially offset by the previously announced May 2017 expiration of a large pharmaceutical distribution mail order customer contract. Medical segment acquisitions also contributed to the increase in revenue during the three and six months ended December 31, 2017.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	2

MD&A	Overview

GAAP and Non-GAAP Operating Earnings

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2017	2016	Change	2017	2016	Change
GAAP operating earnings	$399	$542	(26)%	$661	$1,076	(39)%
LIFO charges/(credits)	—	9		—	9
Restructuring and employee severance	21	7		153	16
Amortization and other acquisition-related costs	184	115		368	237
Impairments and (gain)/loss on disposal of assets	68	9		68	12
Litigation (recoveries)/charges, net	58	19		90	20
Non-GAAP operating earnings	$730	$701	4%	$1,340	$1,370	(2)%
The sum of the components may not equal the total due to rounding.
The decrease in GAAP operating earnings during the three months ended December 31, 2017 was primarily due to increased amortization of acquisition-related intangible assets as a result of the Patient Recovery Business acquisition; the write-down of the net assets held for sale from the divestiture of our China distribution business; litigation charges associated with inferior vena cava (IVC) filter product liability claims; performance from Cardinal Health Brand products; costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems; and Pharmaceutical segment generics program performance, which includes the negative impact of generic pharmaceutical customer pricing changes offset by the benefits of Red Oak Sourcing. These factors were partially offset by the segment profit contribution from acquisitions, including the Patient Recovery Business acquisition. In addition to the factors affecting GAAP earnings for the three months described above, the decrease in GAAP operating earnings during the six months ended December 31, 2017 includes contract termination restructuring costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
The increase in non-GAAP operating earnings during the three months ended December 31, 2017 was primarily due to contributions from acquisitions, including the Patient Recovery Business acquisition. These factors were largely offset by performance from Cardinal Health Brand products, costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems and Pharmaceutical segment generics program performance.
The decrease in non-GAAP operating earnings during the six months ended December 31, 2017 was primarily due to our Pharmaceutical segment generics program performance, costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems and performance from Cardinal Health Brand products. The decreases were partially offset by contributions from acquisitions, including the Patient Recovery Business acquisition.

3	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2017	2016	Change	2017	2016	Change
GAAP (1)	$3.33	$1.02	226%	$3.68	$1.97	87%
LIFO charges/(credits)	—	0.02		—	0.02
Restructuring and employee severance	0.07	0.01		0.34	0.03
Amortization and other acquisition-related costs	0.46	0.24		0.85	0.49
Impairments and (gain)/loss on disposal of assets	0.35	0.02		0.35	0.02
Litigation (recoveries)/charges, net	0.13	0.04		0.19	0.04
Transitional tax benefit, net	(2.83)	—		(2.82)	—
Non-GAAP (1)	$1.51	$1.34	13%	$2.60	$2.57	1%
The sum of the components may not equal the total due to rounding.

(1)	diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS")
During the three and six months ended December 31, 2017, GAAP diluted EPS increased primarily due to the net benefit from enactment of the U.S. Tax Cuts and Jobs Act ("Tax Act"), partially offset by the net impact of the factors impacting GAAP operating earnings and an increase in interest expense.
During the three months ended December 31, 2017, non-GAAP diluted EPS increased primarily due to the benefit of applying a lower U.S. federal statutory tax rate to U.S. pre-tax non-GAAP earnings as a result of the Tax Act and the net benefit of the factors impacting non-GAAP operating earnings, partially offset by an increase in interest expense.
During the six months ended December 31, 2017, non-GAAP diluted EPS increased primarily due to the benefit of applying a lower U.S. federal statutory tax rate to U.S. pre-tax non-GAAP earnings as a result of the Tax Act, largely offset by an increase in interest expense and the factors impacting non-GAAP operating earnings.
Cash and Equivalents

Our cash and equivalents balance was $1.2 billion at December 31, 2017 compared to $6.9 billion at June 30, 2017. The decrease in cash and equivalents during the six months ended December 31, 2017 was due to $6.1 billion paid for acquisitions, $403 million to redeem our 1.7% notes due 2018 and $296 million paid in dividends, offset in part by net cash provided by operating activities of $1.5 billion.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	4

MD&A	Overview

Significant Developments in Fiscal 2018 and Trends

Acquisitions and Divestitures

Patient Recovery Business Acquisition
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The Patient Recovery Business manufactures 23 categories of medical products that are sold into multiple healthcare channels, and include numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition further expanded the Medical segment's portfolio of self-manufactured products.
China Distribution Business Divestiture
On November 14, 2017, we announced that we signed a definitive agreement to sell our pharmaceutical and medical products distribution business in China ("China distribution business") to Shanghai Pharmaceuticals Holding Co., Ltd. The divestiture does not include Cardinal Health’s remaining businesses in China, including Cordis and its recently acquired Patient Recovery Business.
The transaction closed on February 1, 2018 with gross proceeds of $1.2 billion. The net proceeds are approximately $800 million after adjusting for third party indebtedness, taxes, and other transaction expenses and adjustments. In connection with the sale, during the three months ended December 31, 2017, we recognized a $67 million write-down of the net assets held for sale. The write-down is non-deductible for tax purposes. We also recognized estimated tax expense of $57 million related to the transaction.
Trends

Pharmaceutical Segment
Within our Pharmaceutical segment, we continue to expect fiscal 2018 segment profit to be less than our fiscal 2017 segment profit due primarily to generic pharmaceutical customer pricing changes. However, as is generally the case, the frequency, timing, magnitude, and profit impact of pharmaceutical customer pricing changes and branded and generic pharmaceutical manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2018 could be more or less than we expect.
Patient Recovery Business Acquisition
The acquisition of the Patient Recovery Business increased Medical segment revenue and profit during the three and six months ended December 31, 2017. We expect the acquisition to increase Medical segment profit more during the remainder of fiscal 2018 than it did during the six months ended December 31, 2017.
Tax Cuts and Jobs Act
The Tax Act was enacted on December 22, 2017. The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35 percent to 21 percent and requires companies to pay a one-time tax to repatriate, for U.S. purposes, earnings of certain foreign subsidiaries that were previously deferred for tax purposes. In addition, beginning July 1, 2018 for us, it limits certain deductions and creates new taxes on certain foreign sourced earnings. The rate change is effective at the beginning of calendar year 2018 and, as a result, we have a blended U.S. federal statutory tax rate of 28.1 percent for our fiscal year 2018.  The application of the lower federal tax rate to our year-to-date U.S. pre-tax earnings resulted in a tax benefit during the three months ended December 31, 2017.  Additionally, we recognized a $894 million net transitional tax benefit comprised of the remeasurement of our U.S. deferred tax assets and liabilities at the lower tax rate partially offset by the provisional expense for the repatriation tax.
We are still completing our accounting for the tax effects of the Tax Act because all of the necessary information is not currently available, prepared, or analyzed.  As such, the amounts we have recorded are provisional estimates and, as permitted by the SEC, we will continue to assess the impact of enactment of the Tax Act and we may record additional provisional amounts or adjustments to provisional amounts during the remainder of fiscal 2018 and in the first half of fiscal 2019.

5	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2017	2016	Change	2017	2016	Change
Pharmaceutical	$31,146	$29,743	5%	$60,066	$58,505	3%
Medical	4,044	3,410	19%	7,768	6,690	16%
Total segment revenue	35,190	33,153	6%	67,834	65,195	4%
Corporate	(4)	(3)	33%	(7)	(6)	17%
Total revenue	$35,186	$33,150	6%	$67,827	$65,189	4%

Pharmaceutical Segment
Pharmaceutical segment revenue growth for the three and six months ended December 31, 2017 was primarily due to $2.5 billion and $3.5 billion, respectively, of sales growth from pharmaceutical distribution and specialty pharmaceutical customers, partially offset by the previously announced May 2017 expiration of a large pharmaceutical distribution mail order customer contract.

Medical Segment
Medical segment revenue growth for the three and six months ended December 31, 2017 was primarily due to $545 million and $877 million, respectively, of contributions from acquisitions, including the Patient Recovery Business acquisition, and sales growth from new and existing customers.

Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2017 increased $1.8 billion (6 percent) and $2.3 billion (4 percent) compared to the prior-year periods, respectively, as a result of the same factors affecting the changes in revenue and gross margin.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2017	2016	Change	2017	2016	Change
Gross margin	$1,861	$1,602	16%	$3,533	$3,192	11%
Gross margin during the three and six months ended December 31, 2017 increased $259 million and $341 million, respectively, compared to the prior-year period primarily due to acquisitions ($235 million and $336 million, respectively), including the Patient Recovery Business acquisition.

Gross margin rate grew 46 and 31 basis points during the three and six months ended December 31, 2017, respectively, due to acquisitions, including the Patient Recovery Business acquisition, partially offset by the negative impact of changes in pharmaceutical distribution product mix.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2017	2016	Change	2017	2016	Change
SG&A expenses	$1,131	$910	24%	$2,193	$1,831	20%

The increase in SG&A expenses during the three and six months ended December 31, 2017 was due to acquisitions ($135 million and $225 million, respectively), including the Patient Recovery Business acquisition, and costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems.

7	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 15 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2017	2016	Change	2017	2016	Change
Pharmaceutical	$514	$537	(4)%	$981	$1,071	(8)%
Medical	220	159	38%	348	286	22%
Total segment profit	734	696	5%	1,329	1,357	(2)%
Corporate	(335)	(154)	118%	(668)	(281)	138%
Total consolidated operating earnings	$399	$542	(26)%	$661	$1,076	(39)%

Pharmaceutical Segment Profit
The decrease in Pharmaceutical segment profit during the three months ended December 31, 2017 was primarily due to costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems and our generic program performance, which includes the negative impact of generic pharmaceutical customer pricing changes partially offset by the benefits of Red Oak Sourcing. Performance from our specialty pharmaceutical products distribution and services business positively impacted Pharmaceutical segment profit.
The decrease in Pharmaceutical segment profit during the six months ended December 31, 2017 was primarily due to our generic program performance and costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems. Performance from our specialty pharmaceutical products distribution and services business positively impacted Pharmaceutical segment profit.

Medical Segment Profit
The increases in Medical segment profit during the three and six months ended December 31, 2017 were primarily due to acquisitions, which included the unfavorable cost of products sold impact from the fair value step up of inventory acquired with the Patient Recovery Business acquisition. The increases were partially offset by performance from Cardinal Health Brand products.
Corporate
The changes in Corporate during the three and six months ended December 31, 2017 were due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2017	2016	2017	2016
Restructuring and employee severance	$21	$7	$153	$16
Amortization and other acquisition-related costs	184	115	368	237
Impairments and (gain)/loss on disposal of assets, net	68	9	68	12
Litigation (recoveries)/charges, net	58	19	90	20
Restructuring and Employee Severance
The increase in restructuring and employee severance during the six months ended December 31, 2017 was primarily due to $125 million in contract termination costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $150 million and $95 million for the three months ended December 31, 2017 and 2016, respectively, and $285 million and $196 million for the six months ended December 31, 2017 and 2016, respectively. The increases in amortization of acquisition-related intangible assets during the three and six months ended December 31, 2017 were largely due to the Patient Recovery Business acquisition.

Transaction and integration costs associated with the Patient Recovery Business acquisition were $24 million and $61 million for the three and six months ended December 31, 2017, respectively.
Impairments and (gain)/loss on disposal of assets, net
During the three and six months ended December 31, 2017 we recognized a $67 million write-down of the assets held for sale from the divestiture of our China distribution business.
Litigation (Recoveries)/Charges, Net
The increases in litigation charges during the three and six months ended December 31, 2017 were due to an increase in estimated losses and legal defense costs associated with inferior vena cava (IVC) filter product liability claims.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2017	2016	Change	2017	2016	Change
Other (income)/expense, net	$(5)	$7	N.M.	$(4)	$3	N.M.
Interest expense, net	$87	$44	96%	$168	$88	91%
Loss on extinguishment of debt	$—	$—	N.M.	$2	$—	N.M.
Interest expense, net
The increases in interest expense during the three and six months ended December 31, 2017 was primarily due to increased debt issued in June 2017 to fund a portion of the purchase price of the Patient Recovery Business acquisition.
Provision for/(Benefit from) Income Taxes

During the three months ended December 31, 2017 and 2016, the effective tax rate was (231.9) percent and 34.0 percent, respectively. During the six months ended December 31, 2017 and 2016, the effective tax rate was (136.6) percent and 35.6 percent, respectively. The change in the effective tax rate for the three and six months ended December 31, 2017 compared to the prior periods is due to the net benefit from enactment of the Tax Act.
The net benefit from the Tax Act during the three and six months ended December 31, 2017 includes a provisional net tax benefit of $935 million related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate, the benefit from the impact of applying a lower federal tax rate to our year-to-date U.S. pre-tax earnings and a provisional tax expense of $41 million for the one-time repatriation tax applied to our undistributed foreign earnings.
Our effective tax rate also includes $57 million of tax expense recognized in connection with the sale of our China distribution business.

9	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, dividends and share repurchases. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $1.2 billion at December 31, 2017 compared to $6.9 billion at June 30, 2017. At December 31, 2017, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the six months ended December 31, 2017, we deployed $6.1 billion for acquisitions, net of cash acquired, $403 million to redeem our 1.7% notes due 2018, $296 million for cash dividends, $168 million for capital expenditures and $150 million on share repurchases; net cash provided by operating activities was $1.5 billion, driven primarily by net earnings. Additionally, we had $151 million outstanding under our commercial paper program as of December 31, 2017. The $802 million increase in net cash provided by operating activities during the six months ended December 31, 2017 compared to the prior-year period was primarily due to changes in working capital.
The cash and equivalents balance at December 31, 2017 included $538 million of cash held by subsidiaries outside of the United States.

As a result of the Tax Act, we have recognized a provisional amount of $41 million for the one-time U.S. repatriation tax on undistributed earnings of foreign subsidiaries. Though these foreign earnings have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of the Tax Act on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely reinvested. As such, no non-U.S. taxes were recorded at December 31, 2017. If we decide to repatriate these earnings in the future, we may be subject to certain non-U.S. taxes at that time. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the Tax Act.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program, which is backed by a $2.0 billion revolving credit facility, and a $1.0 billion committed receivables sales facility program.
At December 31, 2017, we had $151 million outstanding under our commercial paper program and no amounts outstanding under the revolving credit facility or the committed receivables sales facility program. During the six months ended December 31, 2017, we had maximum amounts outstanding under our commercial paper and committed receivables programs of $1.3 billion and an average daily amount outstanding of $381 million.
Our revolving credit facility and committed receivables sales facility programs require us to maintain, as of the end of any calendar quarter, a consolidated leverage ratio of no more than 4.25-to-1, which will reduce to 3.25-to-1 in March 2019. The ratio temporarily increased as result of our acquisition of the Patient Recovery Business. As of December 31, 2017, we were in compliance with this financial covenant.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	10

MD&A	Liquidity and Capital Resources

Capital Deployment

Capital Expenditures
Capital expenditures during the six months ended December 31, 2017 and 2016 were $168 million and $213 million, respectively.
Dividends
On November 8, 2017, our Board of Directors approved a quarterly dividend of $0.4624 per share, or $1.85 per share on an annualized basis, which was paid on January 15, 2018 to shareholders of record on January 2, 2018.
Share Repurchases
During the six months ended December 31, 2017, we repurchased $150 million of our common shares. We funded the repurchases with available cash and short term borrowings. At December 31, 2017, we had $293 million remaining under our existing share repurchase program. On February 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program that expires on December 31, 2020.

Funding for Acquisition of Patient Recovery Business
On July 29, 2017, we acquired the Patient Recovery Business from Medtronic plc for $6.1 billion in cash. We funded the acquisition through $4.5 billion in new long-term debt issued in June 2017, the use of existing cash and borrowings under existing credit arrangements.
China Distribution Business Divestiture
On February 1, 2018, we completed the divestiture of our China distribution business to Shanghai Pharmaceuticals Holding Co., Ltd. for gross proceeds of $1.2 billion. The net proceeds are approximately $800 million after adjusting for third-party indebtedness, taxes, and other transaction expenses and adjustments.

11	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2017 Form 10-K addresses our contractual obligations, critical accounting policies and sensitive accounting estimates and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2017. There have been no subsequent material changes outside of the ordinary course of business to those items, except for critical accounting policies and sensitive accounting estimates related to the assets held for sale classification of the China distribution business and the accounting effects resulting from the Tax Act as discussed further in Note 4 and Note 8, respectively, of the "Notes to Condensed Consolidated Financial Statements."

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	12

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
The "Overview of Consolidated Results" section within MD&A in this Form 10-Q contains financial measures that are not calculated in accordance with GAAP.
In addition to analyzing our business based on financial information prepared in accordance with GAAP, we use these non-GAAP financial measures internally to evaluate our performance, engage in financial and operational planning, and determine incentive compensation because we believe that these measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business. We provide these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on our financial and operating results on a year-over-year basis and in comparing our performance to that of our competitors. However, the non-GAAP financial measures that we use may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth below should be carefully evaluated.
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

•
Transitional tax benefit, net related to the Tax Cuts and Jobs Act is excluded because it results from the one-time impact during the one-year measurement period of a very significant change in the U.S. federal corporate tax rate and, due to the significant size of the benefit, obscures analysis of trends and financial performance. The transitional tax benefit includes the estimate for the re-measurement of deferred tax assets and liabilities due to the reduction of the U.S. federal corporate income tax rate and the repatriation tax on undistributed foreign earnings, both of which are subject to adjustment during an up to 12 month measurement period.

The tax effect for each of the items listed above, other than the transitional tax benefit item, is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax and net impact of each item are presented with our GAAP to non-GAAP reconciliations.

13	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

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
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, (5) litigation (recoveries)/charges, net, (6) loss on extinguishment of debt, each net of tax, and (7) transitional tax benefit, net.
Non-GAAP diluted EPS attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	14

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for/(Benefit from) Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2017
GAAP	$399	(26)%	$317	$(736)	$1,053	225%	$3.33	226%
Restructuring and employee severance	21		21	(2)	23		0.07
Amortization and other acquisition-related costs	184		184	41	143		0.46
Impairments and loss on disposal of assets	68		68	(43)	111		0.35
Litigation (recoveries)/charges, net	58		58	17	41		0.13
Transitional tax benefit, net[2]	—		—	894	(894)		(2.83)
Non-GAAP	$730	4%	$648	$171	$478	12%	$1.51	13%

	Three Months Ended December 31, 2016
GAAP	$542	(4)%	$491	$167	$324	—%	$1.02	4%
LIFO charges/(credits)	9		9	4	5		0.02
Restructuring and employee severance	7		7	2	5		0.01
Amortization and other acquisition-related costs	115		115	39	76		0.24
Impairments and loss on disposal of assets	9		9	3	6		0.02
Litigation (recoveries)/charges, net	19		19	7	12		0.04
Non-GAAP	$701	(4)%	$650	$222	$427	(1)%	$1.34	3%

	Six Months Ended December 31, 2017
GAAP	$661	(39)%	$495	$(675)	$1,168	85%	$3.68	87%
Restructuring and employee severance	153		153	45	108		0.34
Amortization and other acquisition-related costs	368		368	98	270		0.85
Impairments and loss on disposal of assets	68		68	(43)	111		0.35
Litigation (recoveries)/charges, net	90		90	30	60		0.19
Loss on extinguishment of debt	—		2	1	1		—
Transitional tax benefit, net[2]	—		—	894	(894)		(2.82)
Non-GAAP	$1,340	(2)%	$1,175	$350	$823	—%	$2.60	1%

	Six Months Ended December 31, 2016
GAAP	$1,076	(9)%	$985	$351	$633	(11)%	$1.97	(8)%
LIFO charges/(credits)	9		9	4	5		0.02
Restructuring and employee severance	16		16	6	10		0.03
Amortization and other acquisition-related costs	237		237	79	158		0.49
Impairments and (gain)/loss on disposal of assets	12		12	4	8		0.02
Litigation (recoveries)/charges, net	20		20	8	12		0.04
Non-GAAP	$1,370	(6)%	$1,279	$452	$826	(7)%	$2.57	(4)%

[1]	attributable to Cardinal Health, Inc.

[2]
Reflects the estimated net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries.  We have not yet completed our analysis of the impact of the Tax Act and, as such, these amounts are provisional estimates and we may record additional provisional amounts or adjustments to the provisional amounts in future periods. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for more information on the Tax Act.

The sum of the components may not equal the total due to rounding.
We generally apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

15	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
As previously disclosed in our 2017 Form 10-K, as a result of the completion of the acquisition of the Patient Recovery Business, our exposure to both translational and transactional foreign exchange rate fluctuations has increased since the end of fiscal 2017. At the time of filing this Form 10-Q, we have not completed our analysis to quantify these impacts. Our direct exposure to market price changes for commodities has increased by approximately $108 million as a result of the completion of the acquisition of the Patient Recovery Business.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Legal Proceedings
The legal proceedings described in Note 9 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
October 2017	144	$66.06	—	$293
November 2017	148	59.38	—	293
December 2017	177	61.50	—	293
Total	469	$62.23	—	$293

(1)	Reflects 144, 148 and 177 common shares purchased in October, November and December 2017, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On May 4, 2016, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2019. On February 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program that expires on December 31, 2020.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	16

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2017	2016	2017	2016
Revenue	$35,186	$33,150	$67,827	$65,189
Cost of products sold	33,325	31,548	64,294	61,997
Gross margin	1,861	1,602	3,533	3,192

Operating expenses:
Distribution, selling, general and administrative expenses	1,131	910	2,193	1,831
Restructuring and employee severance	21	7	153	16
Amortization and other acquisition-related costs	184	115	368	237
Impairments and loss on disposal of assets, net	68	9	68	12
Litigation (recoveries)/charges, net	58	19	90	20
Operating earnings	399	542	661	1,076

Other (income)/expense, net	(5)	7	(4)	3
Interest expense, net	87	44	168	88
Loss on extinguishment of debt	—	—	2	—
Earnings before income taxes	317	491	495	985

Provision for/(benefit from) income taxes	(736)	167	(675)	351
Net earnings	1,053	324	1,170	634

Less: Net earnings attributable to noncontrolling interests	—	—	(2)	(1)
Net earnings attributable to Cardinal Health, Inc.	$1,053	$324	$1,168	$633

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$3.35	$1.02	$3.70	$1.99
Diluted	3.33	1.02	3.68	1.97

Weighted-average number of common shares outstanding:
Basic	315	318	315	319
Diluted	316	319	317	321

Cash dividends declared per common share	$0.4624	$0.4489	$0.9248	$0.8978
See notes to condensed consolidated financial statements.

17	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2017	2016	2017	2016
Net earnings	$1,053	$324	$1,170	$634

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(9)	(78)	31	(80)
Net unrealized gain/(loss) on derivative instruments, net of tax	—	24	(1)	26
Total other comprehensive income/(loss), net of tax	(9)	(54)	30	(54)

Total comprehensive income	1,044	270	1,200	580

Less: comprehensive income attributable to noncontrolling interests	—	—	(2)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$1,044	$270	$1,198	$579
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	18

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and equivalents	$1,249	$6,879
Trade receivables, net	7,664	8,048
Inventories, net	12,087	11,301
Prepaid expenses and other	1,972	2,117
Assets held for sale	2,216	—
Total current assets	25,188	28,345

Property and equipment, net	2,547	1,879
Goodwill and other intangibles, net	14,366	9,207
Other assets	804	681
Total assets	$42,905	$40,112

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,194	$17,906
Current portion of long-term obligations and other short-term borrowings	702	1,327
Other accrued liabilities	1,890	1,988
Liabilities related to assets held for sale	1,339	—
Total current liabilities	23,125	21,221

Long-term obligations, less current portion	9,057	9,068
Deferred income taxes and other liabilities	3,091	2,877

Redeemable noncontrolling interests	13	118

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at December 31, 2017 and June 30, 2017, respectively	2,694	2,697
Retained earnings	5,848	4,967
Common shares in treasury, at cost: 12 million shares and 11 million shares at December 31, 2017 and June 30, 2017, respectively	(848)	(731)
Accumulated other comprehensive loss	(95)	(125)
Total Cardinal Health, Inc. shareholders' equity	7,599	6,808
Noncontrolling interests	20	20
Total shareholders’ equity	7,619	6,828
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$42,905	$40,112
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net earnings	$1,170	$634

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	520	339
Loss on extinguishment of debt	2	—
Impairments and loss on sale of other investments	6	3
Impairments and loss on disposal of assets, net	68	12
Share-based compensation	40	47
Provision for bad debts	49	29
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(617)	(146)
Increase in inventories	(995)	(1,294)
Increase in accounts payable	2,107	1,563
Other accrued liabilities and operating items, net	(890)	(529)
Net cash provided by operating activities	1,460	658

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(6,141)	(11)
Additions to property and equipment	(168)	(213)
Purchase of available-for-sale securities and other investments	(6)	(125)
Proceeds from sale of available-for-sale securities and other investments	65	72
Proceeds from maturities of available-for-sale securities	—	39
Proceeds from divestitures and disposal of property and equipment and held for sale assets	1	1
Net cash used in investing activities	(6,249)	(237)

Cash flows from financing activities:
Payment of contingent consideration obligation	(17)	—
Net change in short-term borrowings	155	33
Purchase of noncontrolling interests	(106)	(12)
Proceeds from long-term obligations, net of issuance costs	3	—
Reduction of long-term obligations	(403)	(60)
Proceeds from interest rate swap terminations	—	14
Net tax proceeds/(withholdings) from share-based compensation	(16)	—
Excess tax benefits from share-based compensation	—	32
Dividends on common shares	(296)	(293)
Purchase of treasury shares	(150)	(600)
Net cash used in financing activities	(830)	(886)

Effect of exchange rates changes on cash and equivalents	7	(10)
Cash reclassified to assets held for sale	(18)	—

Net decrease in cash and equivalents	(5,630)	(475)
Cash and equivalents at beginning of period	6,879	2,356
Cash and equivalents at end of period	$1,249	$1,881
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	20

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
In January 2017, the FASB issued amended accounting guidance that simplifies the accounting for goodwill impairment by eliminating the step of measuring a goodwill impairment by estimating the implied fair value of goodwill. Instead, goodwill impairment will be measured as the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of goodwill. We adopted this guidance in the second quarter of fiscal 2018. The adoption did not have an impact on our condensed consolidated financial statements.
In March 2016, the FASB issued amended accounting guidance that changed the accounting for certain aspects of share-based compensation to employees. The guidance requires all income tax effects of share-based awards to be recognized in the statement of earnings as awards vest or are settled. Additionally, the guidance increases the amount employers can withhold in shares to cover employee income taxes without requiring liability classification and allows a policy election for accounting for forfeitures. The primary impact of adoption is the recognition of excess tax benefits in the statement of earnings on a prospective basis, rather than as a component of equity. The impact on the presentation in the condensed consolidated statement of cash flows is also prospective. We adopted this guidance in the first quarter of fiscal 2018. The impact of adoption on the provision for/(benefit from) income taxes on our condensed consolidated statement of earnings was immaterial. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for/(benefit from) income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards depends on our stock price at the date the awards vest or settle.
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and the options for adoption.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition which is effective for us in the first quarter of fiscal 2019. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent considerations, performance obligations and licensing, and certain scope improvements and practical expedients.
We continue to make progress on our evaluation of the amended revenue recognition guidance. Our revenue is primarily distribution revenue, which we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. Although we are continuing to assess the impact of the amended guidance, we generally anticipate that the timing of recognition of distribution revenue will be substantially

21	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Notes to Financial Statements

unchanged under the amended guidance and we do not expect the adoption of the amended accounting guidance to have a material impact on our consolidated financial statements. During the remainder of fiscal 2018 we will quantify the impact of adoption, if any, and implement any required changes to processes to meet the new accounting, reporting and disclosure requirements and will update our internal controls and policies accordingly. Additionally, we are continuing to evaluate our method of adoption.
2. Acquisitions
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The Patient Recovery Business manufactures 23 categories of medical products sold into multiple healthcare channels, and includes numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition further expanded the Medical segment's portfolio of self-manufactured products. We closed the Patient Recovery Business acquisition in 28 principal countries on July 29, 2017, and acquired control of, for GAAP purposes, and the rights to, the net economic benefit from the entire Patient Recovery Business in the remaining countries at the closing. We are in the process of transitioning legal ownership in the remaining non-principal countries, which we expect to complete by the end of calendar 2018. The results for the entire Patient Recovery Business in all countries are included in the condensed consolidated financial statements beginning July 29, 2017. We funded the acquisition through $4.5 billion in new long-term debt, existing cash and borrowings under our existing credit arrangements.
Transaction and integration costs associated with the acquisition of the Patient Recovery business were $24 million and $61 million during the three and six months ended December 31, 2017, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date for the Patient Recovery Business:

(in millions)	Patient Recovery Business
Identifiable intangible assets:
Customer relationships (1)	$1,733
Trade names (2)	187
Developed technology and other (3)	732
Total identifiable intangible assets acquired	2,652

Cash and equivalents	22
Inventories	426
Prepaid expenses and other	249
Property and equipment, net	752
Other accrued liabilities	(307)
Deferred income taxes and other liabilities	(851)
Total identifiable net assets acquired/(liabilities assumed)	2,943
Goodwill	3,137
Total net assets acquired	$6,080

(1)	The range of useful lives for customer relationships is 10 to 18 years.

(2)	The useful life of trade names is 15 years.

(3)	The useful life of developed technology is 15 years.
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended December 31,
(in millions)	2017	2016
Employee-related costs (1)	$15	$6
Facility exit and other costs (2)	6	1
Total restructuring and employee severance	$21	$7

	Six Months Ended December 31,
(in millions)	2017	2016
Employee-related costs (1)	$19	$13
Facility exit and other costs (2)	134	3
Total restructuring and employee severance	$153	$16

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

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

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	22

Notes to Financial Statements

These costs are reflected in facility exit and other costs in the condensed consolidated statement of earnings during the six months ended December 31, 2017. We paid $65 million of the contract termination fee during the three months ended December 31, 2017 and the remaining $60 million during January 2018.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2017	$41	$—	$41
Additions	11	130	141
Payments and other adjustments	(16)	(66)	(82)
Balance at December 31, 2017	$36	$64	$100
4. Assets Held for Sale
We classify assets and liabilities (the “disposal group”) as held for sale when management commits to a plan to sell the disposal group in its present condition and at a price that is reasonable in relation to its current fair value. We also consider whether an active program to locate a buyer has been initiated and if it is probable that the sale will occur within one year without significant changes to the plan to sell. Upon classification of the disposal group as held for sale, we test the assets for impairment and cease related depreciation and amortization.
In November 2017, we signed a definitive agreement with Shanghai Pharmaceuticals Holding Co., Ltd. to sell our pharmaceutical and medical products distribution business in China ("China distribution business") for gross proceeds of $1.2 billion. The transaction closed on February 1, 2018 for net proceeds of approximately $800 million after adjusting for third party indebtedness, taxes, and other transaction expenses and adjustments.
During the three months ended December 31, 2017, we met the criteria for the related assets and liabilities of the China distribution business to be classified as held for sale. We determined that the sale of the China distribution business does not meet the criteria to be classified as discontinued operations. The China distribution business primarily operates within our Pharmaceutical segment, with a smaller portion operating within our Medical segment.
At December 31, 2017, the book value of the disposal group exceeded its fair value less cost to sell. Accordingly, we recognized a $67 million write-down on the disposal group in impairments and loss on disposal of assets in our condensed consolidated statement of earnings. This write-down includes a $2 million gain related to currency translation adjustments in accumulated other comprehensive income. The write-down is non-deductible for tax purposes. We also recognized provisional tax expense of $57 million related to the transaction. See Note 8 for additional information regarding income taxes.

The following table presents information related to the assets and liabilities that were classified as held for sale at December 31, 2017 in the condensed consolidated balance sheets:

(in millions)	December 31, 2017
Trade Receivables, net	$952
Inventories, net	622
Goodwill and other intangibles, net	448
Other assets	261
Impairment of assets held for sale	(67)
Total assets held for sale	2,216

Accounts Payable	818
Current portion of long-term obligations and other short term borrowings	397
Other liabilities	124
Total liabilities related to assets held for sale	$1,339
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2017	$2,939	$4,282	$7,221
Goodwill acquired, net of purchase price adjustments	1	3,187	3,188
Foreign currency translation adjustments and other	14	9	23
Reclassified to assets held for sale	(333)	(54)	(387)
Balance at December 31, 2017	$2,621	$7,424	$10,045
The increase in the Medical segment goodwill is primarily due to the Patient Recovery Business acquisition. Goodwill recognized in connection with the Patient Recovery Business acquisition primarily represents the expected benefits from certain synergies of integrating the business, the existing workforce of the acquired entity, and the expected growth from new customers.
During the three months ended December 31, 2017, goodwill of $387 million was reclassified to assets held for sale in connection with the sale of our China distribution business, discussed further in Note 4.

23	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2017
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$62	$—	$62	N/A
Total indefinite-life intangibles	62	—	62	N/A

Definite-life intangibles:
Customer relationships	3,614	1,074	2,540	13
Trademarks, trade names and patents	686	224	462	14
Developed technology and other	1,648	391	1,257	12
Total definite-life intangibles	5,948	1,689	4,259	13
Total other intangible assets	$6,010	$1,689	$4,321	N/A

	June 30, 2017
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$61	$—	$61
Total indefinite-life intangibles	61	—	61

Definite-life intangibles:
Customer relationships	1,966	967	999
Trademarks, trade names and patents	509	195	314
Developed technology and other	916	304	612
Total definite-life intangibles	3,391	1,466	1,925
Total other intangible assets	$3,452	$1,466	$1,986
The increase in definite-life intangibles is primarily due to the Patient Recovery Business acquisition. Total amortization of intangible assets was $152 million and $95 million for the three months ended December 31, 2017 and 2016, respectively, and $287 million and $196 million for the six months ended December 31, 2017 and 2016, respectively. For acquisitions closed on or before December 31, 2017, estimated annual amortization of intangible assets for the remainder of fiscal 2018 through 2022 is as follows: $289 million, $553 million, $522 million, $450 million and $417 million.
During the three months ended December 31, 2017, other intangible assets of $61 million were transferred to assets held for sale in connection with the sale of our China distribution business, discussed further in Note 4.
6. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	December 31, 2017	June 30, 2017
Current available-for-sale securities:
Treasury bills	$—	$25
International bonds	—	3
Corporate bonds	—	30
U.S. agency bonds	—	3
Asset-backed securities	—	3
International equity securities	—	1
Total available-for-sale securities	$—	$65
In July 2017, we liquidated our marketable securities. There were no unrealized gains or loss at December 31, 2017, and gross unrealized gains and losses were immaterial at June 30, 2017. During the six months ended December 31, 2017 and 2016, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments.
7. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
At December 31, 2017 and June 30, 2017, we had total long term obligations, including the current portion and other short-term borrowings, of $9.8 billion and $10.4 billion, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $19.2 billion.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program, which is backed by a $2.0 billion revolving credit facility and a $1.0 billion committed receivables sales facility program. At December 31, 2017, we had $151 million outstanding under the commercial paper program and no amounts outstanding under the revolving credit facility and committed receivables sales facility program.

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	24

Notes to Financial Statements

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
8. Income Taxes
Fluctuations in our provision for/(benefit from) income taxes as a percentage of pretax earnings (“effective tax rate”) are generally due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items. In our second quarter ending December 31, 2017 new U.S. tax legislation, as discussed further below, was the primary driver of fluctuations.
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year 2018 financial results in two primary ways. First, effective as of January 1, 2018, the Tax Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent. Second, it requires companies to pay a one-time U.S. repatriation tax on certain undistributed earnings of foreign subsidiaries. Because our fiscal year ends in June, we have a blended U.S. Federal statutory tax rate for fiscal 2018 of 28.1 percent under the Tax Act. The Tax Act also establishes new tax provisions that will affect us beginning July 1, 2018 including, (1) eliminating the U.S. manufacturing deduction; (2) establishing new limitations on deductible interest expense and certain executive compensation; (3) eliminating the corporate alternative minimum tax; (4) creating the base erosion anti-abuse tax; (5) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (6) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
Regarding the new GILTI tax rules, we are allowed to make an accounting policy election to either (1) treat taxes due on future GILTI exclusions in U.S. taxable income as a current period expense when incurred or (2) reflect such portion of the future GILTI exclusions in U.S. taxable income that relate to existing basis differences in our measurement of deferred taxes. Our analysis of the new GILTI rules and how they may impact us is incomplete. Accordingly, we have not made a policy election regarding the treatment of the GILTI tax.
Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) allowing companies to use provisional estimates to record the effects of the Tax Act. SAB 118 also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act.
We are still completing our accounting for the tax effects of the Tax Act because all the necessary information is not currently available,

prepared, or analyzed. As permitted by SAB 118, we have made reasonable estimates of the effects of the Tax Act on our financial results. As we complete our analysis of the accounting for the tax effects of enactment of the Tax Act, we may record additional provisional amounts or adjustments to provisional amounts as discrete items in future periods.
Remeasurement of Deferred Tax Assets and Liabilities
As a result of the enactment of a lower tax rate, we remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. While we are still analyzing certain aspects of the Tax Act and refining our calculations, we have recorded a provisional net benefit of $935 million in the three months ended December 31, 2017 related to this required remeasurement. The provisional estimate is based on currently available information related to deferred tax assets and liabilities which is subject to change as additional information becomes available, prepared, and analyzed.
Repatriation Tax on Undistributed Foreign Earnings
In connection with the required one-time U.S. repatriation tax on undistributed earnings of foreign subsidiaries, we recorded a provisional tax expense of $41 million in the three months ended December 31, 2017. The Tax Act permits the payment of this tax over an eight-year period beginning in fiscal 2019. Though these foreign earnings have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of the Tax Act on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely reinvested. The repatriation tax is based on currently available information and technical guidance related to the new tax law. The provisional estimate will be updated when additional information related to undistributed foreign earnings, foreign taxes and foreign cash and equivalents becomes available, prepared and analyzed.
Effective Tax Rate
During the three months ended December 31, 2017 and 2016, the effective tax rate was (231.9) percent and 34.0 percent, respectively. During the six months ended December 31, 2017 and 2016, the effective tax rate was (136.6) percent and 35.6 percent, respectively. The change in the effective tax rate for the three and six months ended December 31, 2017 compared to the prior periods is due to the net benefit from enactment of the Tax Act.
The net benefit from the Tax Act during the three and six months ended December 31, 2017 includes the aforementioned provisional net tax benefit of $935 million related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate, the benefit from the impact of applying a lower federal tax rate to year-to-date U.S. pre-tax earnings and the provisional tax expense of $41 million based on the one-time repatriation tax applied to our undistributed foreign earnings.
Our effective tax rate also includes $57 million of tax expense recognized in connection with the sale of our China distribution business.
Unrecognized Tax Benefits
At December 31, 2017 and June 30, 2017, we had $520 million and $417 million of unrecognized tax benefits, respectively. The

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	25

Notes to Financial Statements

December 31, 2017 and June 30, 2017, balances include $277 million and $268 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2017 and June 30, 2017, we had $125 million and $99 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $30 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $146 million and $142 million at December 31, 2017 and June 30, 2017, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business from Medtronic plc, we have an indemnification receivable of $136 million recognized as of December 31, 2017. Under the purchase agreement, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to our acquisition of the Patient Recovery Business. In January 2018, Medtronic plc paid $85 million of this amount to us which we placed on deposit with the IRS.
9. Commitments, Contingent Liabilities and Litigation
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our condensed consolidated statements of earnings.
Opioid Lawsuits
Pharmaceutical wholesale distributors, including us, have been named as defendants in a number of lawsuits relating to the distribution of prescription opioid pain medications. These lawsuits, which have been filed in various federal, state and other courts, allege violations of controlled substance laws and various other statutes as

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	26

Notes to Financial Statements

well as common law claims, including negligence, public nuisance and unjust enrichment, and seek equitable relief and monetary damages. Many of these lawsuits also name pharmaceutical manufacturers, retail chains and other entities as defendants.
As of February 2, 2018, we are named as a defendant in 343 lawsuits in 36 jurisdictions. The plaintiffs in these lawsuits include 317 counties, municipalities and other entities; two state attorneys general; and 23 union and other health and welfare funds and hospital systems and other health care providers. Of these lawsuits, ten are purported class actions. In December 2017, all federal lawsuits (298 as of February 2, 2018) were ordered to be transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Ohio. We are vigorously defending ourselves in these lawsuits. Since these lawsuits are in early stages, we are unable to predict their outcome or estimate a range of reasonably possible losses.
In addition to the two state attorneys general who have sued us, we, along with other distributors, have, since September 2017, received requests related to an investigation being conducted by a group of 39 U.S. state attorneys general relating to the distribution of opioid medication. This investigation is part of a broader investigation of pharmaceutical manufacturers and distributors. We also have received civil investigative demands, subpoenas or requests for information from nine individual state attorneys general offices. We are cooperating with these investigations.
Product Liability Lawsuits
As of February 2, 2018, we are named as a defendant in 112 product liability lawsuits filed in Alameda County Superior Court in California involving claims by approximately 1,362 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 17 lawsuits involving similar claims by approximately 28 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At December 31, 2017, we had a total of $184 million, net of expected insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits. While we have recorded accruals based on our assessment of these matters, because these lawsuits are in early stages, we are unable to estimate a range of reasonably possible losses in excess of this accrued amount.

10. Fair Value Measurements
Assets and (liabilities) measured on a recurring basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Available-for-sale securities (2)	—	—	—	—
Other investments (3)	122	—	—	122
Liabilities:
Forward contracts (1)	—	(33)	—	(33)
Contingent consideration (4)	—	—	(21)	(21)

	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$739	$—	$—	$739
Available-for-sale securities (2)	—	65	—	65
Other investments (3)	116	—	—	116
Liabilities:
Forward contracts (1)	—	(21)	—	(21)
Contingent consideration (4)	—	—	(32)	(32)

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

27	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Notes to Financial Statements

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2017	$32
Additions from acquisitions	5
Changes in fair value of contingent consideration (1)	—
Payment of contingent consideration	(17)
Balance at December 31, 2017	$21
The sum of the components may not equal the total due to rounding.

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Assets and (liabilities) measured on a nonrecurring basis
Assets and liabilities held for sale of $2.2 billion and $1.3 billion, respectively, at December 31, 2017 are related to the sale of our China distribution business that closed on February 1, 2018. There were no assets or liabilities held for sale at June 30, 2017. These estimated fair values utilized Level 3 unobservable inputs based on expected sales proceeds following a competitive bidding process. See Note 4 for additional information regarding assets and liabilities held for sale.
11. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2017 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three and six months ended December 31, 2017 and 2016.
During the six months ended December 31, 2017 and 2016, we entered into pay-floating interest rate swaps with a total notional amounts of $350 million and $100 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheet.
During the six months ended December 31, 2016, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at December 31, 2017 and June 30, 2017 approximate fair value due to their short-term maturities.

The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2017	June 30, 2017
Estimated fair value	$9,801	$10,713
Carrying amount	9,759	10,395
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
During the six months ended December 31, 2017, certain third-party noncontrolling interest holders exercised their put right on the noncontrolling interest representing 16 percent of naviHealth with a redemption value of $103 million and a carrying value of $109 million, which we settled in cash. As a result of this settlement, our ownership in naviHealth increased to 98 percent.
The following table summarizes activity in redeemable noncontrolling interests:

(in millions)	Redeemable Noncontrolling Interest
Balance at June 30, 2017	$118
Net earnings attributable to redeemable noncontrolling interests	2
Net purchase of redeemable noncontrolling interests	(103)
Adjustment of redeemable noncontrolling interests to redemption value	(4)
Balance at December 31, 2017	$13
13. Shareholders' Equity
During the six months ended December 31, 2017, we repurchased 2.2 million common shares having an aggregate cost of $150 million. The average price paid per common share was $67.92. We funded the repurchases with available cash and short-term borrowings.
During the six months ended December 31, 2016, we repurchased 8.1 million common shares having an aggregate cost of $600 million. The average price paid per common share was $74.08. We funded the repurchases with available cash.
The common shares repurchased are held in treasury to be used for general corporate purposes.
During the six months ended December 31, 2016, we retired 37 million common shares in treasury. The retirement of these shares had no impact on total shareholders' equity; however, it did impact certain individual components of shareholders' equity as follows: $2.5

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	28

Notes to Financial Statements

billion decrease in common shares in treasury, $302 million decrease in common shares, and $2.2 billion decrease in retained earnings.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(148)	$23	$(125)
Other comprehensive income/(loss), before reclassifications	31	(1)	30
Amounts reclassified to earnings	—	—	—
Other comprehensive income/(loss), net of tax	31	(1)	30
Balance at December 31, 2017	$(117)	$22	$(95)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 6, was immaterial during the six months ended December 31, 2017.
14. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31,
(in millions)	2017	2016
Weighted-average common shares–basic	315	318
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	1
Weighted-average common shares–diluted	316	319

	Six Months Ended December 31,
(in millions)	2017	2016
Weighted-average common shares–basic	315	319
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	2
Weighted-average common shares–diluted	317	321
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 7 million and 4 million for the three months ended December 31, 2017 and 2016, respectively, and 6 million and 3 million for the six months ended December 31, 2017 and 2016, respectively.

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
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2017	2016
Pharmaceutical	$31,146	$29,743
Medical	4,044	3,410
Total segment revenue	35,190	33,153
Corporate (1)	(4)	(3)
Total revenue	$35,186	$33,150

	Six Months Ended December 31,
(in millions)	2017	2016
Pharmaceutical	$60,066	$58,505
Medical	7,768	6,690
Total segment revenue	67,834	65,195
Corporate (1)	(7)	(6)
Total revenue	$67,827	$65,189

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
We do not allocate the following items to our segments: last-in first-out, or ("LIFO"), inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other income, net; interest expense, net; loss on extinguishment of debt; and provision for/(benefit from) income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We

29	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Notes to Financial Statements

encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $6 million and $1 million for the three months ended December 31, 2017 and 2016, respectively, and $11 million and $2 million for the six months ended December 31, 2017 and 2016, respectively.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2017	2016
Pharmaceutical	$514	$537
Medical	220	159
Total segment profit	734	696
Corporate	(335)	(154)
Total operating earnings	$399	$542

	Six Months Ended December 31,
(in millions)	2017	2016
Pharmaceutical	$981	$1,071
Medical	348	286
Total segment profit	1,329	1,357
Corporate	(668)	(281)
Total operating earnings	$661	$1,076
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2017	June 30, 2017
Pharmaceutical	$23,014	$21,848
Medical	17,993	10,688
Corporate	1,898	7,576
Total assets	$42,905	$40,112
16. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2017	2016
Restricted share unit expense	$16	$17
Employee stock option expense	5	5
Performance share unit expense	2	2
Total share-based compensation	$23	$24

	Six Months Ended December 31,
(in millions)	2017	2016
Restricted share unit expense	$34	$34
Employee stock option expense	10	10
Performance share unit expense	(4)	3
Total share-based compensation	$40	$47
The total tax benefit related to share-based compensation was $5 million and $8 million for the three months ended December 31, 2017 and 2016, respectively, and $11 million and $16 million for the six months ended December 31, 2017 and 2016, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2017	2	$76.72
Granted	1	66.10
Vested	(1)	79.80
Canceled and forfeited	—	—
Nonvested at December 31, 2017	2	$67.92
At December 31, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $107 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2017	6	$63.44
Granted	2	66.44
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at December 31, 2017	8	$64.28
Exercisable at December 31, 2017	5	$59.14
At December 31, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $31 million, which is expected to be recognized over

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	30

Notes to Financial Statements

a weighted-average period of two years. The following tables provide additional detail related to stock options:

(in millions)	December 31, 2017	June 30, 2017
Aggregate intrinsic value of outstanding options at period end	$47	$109
Aggregate intrinsic value of exercisable options at period end	47	106

(in years)	December 31, 2017	June 30, 2017
Weighted-average remaining contractual life of outstanding options	7	7
Weighted-average remaining contractual life of exercisable options	6	6
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2017	0.6	$77.83
Granted	0.2	66.43
Vested (1)	(0.2)	71.57
Canceled and forfeited	—	—
Nonvested at December 31, 2017	0.6	$75.14
(1) Vested based on achievement of 133 percent of the target performance goal.

At December 31, 2017, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $16 million, which is expected to be recognized over a weighted-average period of two years if targets are achieved.
17. Subsequent Events
On February 1, 2018, we closed on the sale of our China distribution business to Shanghai Pharmaceuticals Holding Co., Ltd. for gross proceeds of $1.2 billion and net proceeds of approximately $800 million. The information needed to calculate the loss on sale was not available at the time these condensed consolidated financial statements were prepared. We estimated the loss as of December 31, 2017 to be $67 million, which we recognized as a write-down on the disposal group in impairments and loss on disposal of assets in our condensed consolidated statement of earnings.
On January 3, 2018, we paid the remaining $60 million of the contract termination fee related to the agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.

31	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
2.1
Amendment No. 2, dated as of October 2, 2017, to Stock and Asset Purchase Agreement, dated as of March 2, 2015, by and between Ethicon, Inc. and Cardinal Health, Inc. (incorporated by reference to Exhibit 2.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

2.2	Letter Agreement, dated November 21, 2017, by and between Cardinal Health, Inc. and Medtronic plc
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on June 30, 2016, File No. 1-11373)
10.1	Form of Directors' Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan
10.2	Second Amendment, effective as of January 1, 2018, to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016
10.3
Letter Agreement, dated November 5, 2017, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on November 6, 2017, File No. 1-11373)

10.4	Confidentiality and Business Protection Agreement, effective as of November 6, 2017, between Cardinal Health, Inc. and Jorge M. Gomez
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	32

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	17
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4	Controls and Procedures	16

	Part II. Other Information
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	32
	Signatures	34

N/A	Not applicable

33	Cardinal Health | Q2 Fiscal 2018 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 8, 2018	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JORGE M. GOMEZ
Jorge M. Gomez
Chief Financial Officer

Cardinal Health | Q2 Fiscal 2018 Form 10-Q	34