Form 10-Q
period 2018-03-31
CARDINAL HEALTH INC
filed 2018-05-09
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of April 30, 2018, was the following: 310,685,049.

Cardinal Health Q3 Fiscal 2018 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2018 and fiscal 2017 are to the fiscal years ending or ended June 30, 2018 and June 30, 2017, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (our “2017 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at March 31, 2018 and June 30, 2017, and in our condensed consolidated statements of earnings for the three and nine months ended March 31, 2018 and 2017. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2017 Form 10-K.

Overview of Consolidated Results
Revenue

During the three and nine months ended March 31, 2018, revenue increased 6 percent to $33.6 billion and 5 percent to $101.5 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, partially offset by the previously announced May 2017 expiration of a large pharmaceutical distribution mail order customer contract. The Patient Recovery Business acquisition also contributed to the increase in revenue during the three and nine months ended March 31, 2018.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	2

MD&A	Overview

GAAP and Non-GAAP Operating Earnings

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2018	2017	Change	2018	2017	Change
GAAP operating earnings	$546	$605	(10)%	$1,206	$1,681	(28)%
LIFO charges/(credits)	—	(9)		—	—
Restructuring and employee severance	2	15		155	31
Amortization and other acquisition-related costs	175	128		543	365
Impairments and (gain)/loss on disposal of assets	(6)	2		62	15
Litigation (recoveries)/charges, net	64	18		155	37
Non-GAAP operating earnings	$781	$759	3%	$2,121	$2,129	—%
The sum of the components may not equal the total due to rounding.
The decrease in GAAP operating earnings during the three months ended March 31, 2018 was primarily due to increased amortization of acquisition-related intangible assets as a result of the Patient Recovery Business acquisition; litigation charges associated with inferior vena cava (IVC) filter product liability claims; performance from Cardinal Health Brand products; and a modest, negative impact from our Pharmaceutical segment generic program. These factors were partially offset by contributions from the Patient Recovery Business acquisition.
The decrease in GAAP operating earnings during the nine months ended March 31, 2018 was primarily due to increased amortization of acquisition-related intangible assets as a result of the Patient Recovery Business acquisition; contract termination restructuring costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model; litigation charges associated with inferior vena cava (IVC) filter product liability claims; a modest, negative impact from our Pharmaceutical segment generic program; performance from Cardinal Health Brand products; the loss on sale from the divestiture of our China distribution business; and the costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems. These factors were partially offset by contributions from the Patient Recovery Business acquisition.
The increase in non-GAAP operating earnings during the three months ended March 31, 2018 was primarily due to contributions from the Patient Recovery Business acquisition, partially offset by performance from Cardinal Health Brand products, primarily Cordis performance, and a modest, negative impact from our Pharmaceutical segment generic program.
The decrease in non-GAAP operating earnings during the nine months ended March 31, 2018 was primarily due to performance from our Pharmaceutical segment generics program, performance from Cardinal Health Brand products and costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems. These were largely offset by contributions from the Patient Recovery Business acquisition.

3	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2018	2017	Change	2018	2017	Change
GAAP (1)	$0.81	$1.20	(33)%	$4.50	$3.17	42%
LIFO charges/(credits)	—	(0.02)		—	—
Restructuring and employee severance	0.06	0.03		0.40	0.06
Amortization and other acquisition-related costs	0.42	0.27		1.27	0.76
Impairments and (gain)/loss on disposal of assets	0.02	0.01		0.38	0.03
Litigation (recoveries)/charges, net	0.14	0.03		0.33	0.07
Transitional tax benefit, net	(0.06)	—		(2.88)	—
Non-GAAP (1)	$1.39	$1.53	(9)%	$3.99	$4.10	(3)%
The sum of the components may not equal the total due to rounding.

(1)	diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS")
During the three months ended March 31, 2018, GAAP diluted EPS decreased primarily due to a higher effective tax rate and an increase in interest expense. The higher effective tax rate is due to a change in discrete items, a reduction in projected Cordis income and its impact on jurisdictional mix encompassing U.S. and international operations, partially offset by the net benefit from enactment of the U.S. Tax Cuts and Jobs Act ("Tax Act").
During the nine months ended March 31, 2018, GAAP diluted EPS increased primarily due to the net benefit from enactment of the Tax Act, which includes a provisional net benefit of $952 million related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate, as well as the benefit from applying a lower federal tax rate to our year-to-date U.S. pre-tax earnings and a provisional tax expense of $41 million for a one-time repatriation tax applied to undistributed foreign earnings. This net tax benefit was partially offset by an increase in interest expense.
During the three months ended March 31, 2018, non-GAAP diluted EPS decreased primarily due to a higher non-GAAP effective tax rate and an increase in interest expense, partially offset by the net benefit of the factors impacting non-GAAP operating earnings.
During the nine months ended March 31, 2018, non-GAAP diluted EPS decreased primarily due to an increase in interest expense, partially offset by the benefit of applying a lower U.S. federal statutory tax rate to U.S. pre-tax non-GAAP earnings as a result of the Tax Act.
Cash and Equivalents

Our cash and equivalents balance was $2.2 billion at March 31, 2018 compared to $6.9 billion at June 30, 2017. The decrease in cash and equivalents during the nine months ended March 31, 2018 was due to $6.1 billion paid for acquisitions, $436 million paid in dividends, $450 million paid for share repurchases and $403 million paid to redeem our 1.7% notes due 2018. These were offset in part by net cash of $2.2 billion provided by operating activities and $861 million of net cash proceeds from the sale of our China distribution business.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	4

MD&A	Overview

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
China Distribution Business Divestiture
During the three months ended March 31, 2018, we completed the divestiture of our pharmaceutical and medical products distribution business in China (the "China distribution business") to Shanghai Pharmaceuticals Holding Co., Ltd. for gross proceeds of $1.2 billion. The net proceeds were $861 million after adjusting for third party indebtedness and preliminary transaction adjustments. The net proceeds are not reflective of tax obligations due in connection with the sale, for which we have recorded a liability of $57 million. In connection with the divestiture, we recognized a net loss of $60 million, which is comprised of the $67 million disposal group write-down which was recognized during the three months ended December 31, 2017 when we entered into the definitive agreement to sell the business, offset by a $7 million gain recognized during the three months ended March 31, 2018 resulting from fluctuations in working capital and foreign currency exchange rates.
Trends

Segment Performance for the Remainder of Fiscal 2018 and for Fiscal 2019
Within our Medical segment Cordis business, we expect continued operating cost and inventory challenges to negatively impact segment profit for the remainder of fiscal 2018.
Within our Pharmaceutical segment, we expect customer pricing changes to negatively impact segment profit for the remainder of fiscal 2018 and for fiscal 2019. We also expect fiscal 2019 to be negatively impacted by the previously-announced loss of a large pharmaceutical distribution customer. As is generally the case, the frequency, timing, magnitude, and profit impact of customer pricing changes, branded and generic pharmaceutical manufacturer pricing changes and customer wins and losses are uncertain and their impact on segment profit for the remainder of fiscal 2018 and for fiscal 2019 could be more or less than we expect.
Tax Cuts and Jobs Act
The Tax Act was enacted in December 2017. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent and requires companies to pay a one-time tax to repatriate, for U.S. purposes, earnings of certain foreign subsidiaries that were previously deferred for tax purposes. In addition, beginning in our fiscal year 2019, it limits certain deductions and creates new taxes on certain foreign sourced earnings. The rate change was effective at the beginning of calendar year 2018 and, as a result, we have a blended U.S. federal statutory tax rate of 28.1 percent for our fiscal year 2018. The application of the lower federal tax rate to our year-to-date U.S. pre-tax earnings resulted in a tax benefit during the nine months ended March 31, 2018. We expect the lower federal statutory rate to have a significant positive impact on earnings per share in our fiscal year 2019. Additionally, we recognized a $911 million provisional net transitional tax benefit during the nine months ended March 31, 2018, comprised of the remeasurement of our U.S. deferred tax assets and liabilities at the lower tax rate partially offset by the expense for the repatriation tax.
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

5	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2018	2017	Change	2018	2017	Change
Pharmaceutical	$29,720	$28,406	5%	$89,786	$86,911	3%
Medical	3,916	3,418	15%	11,684	10,107	16%
Total segment revenue	33,636	31,824	6%	101,470	97,018	5%
Corporate	(3)	(3)	—%	(10)	(8)	25%
Total revenue	$33,633	$31,821	6%	$101,460	$97,010	5%

Pharmaceutical Segment
Pharmaceutical segment revenue growth was primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $2.6 billion and $6.1 billion during the three and nine months ended March 31, 2018, respectively. The increases were partially offset by the previously announced May 2017 expiration of a large pharmaceutical distribution mail order customer contract and the February 2018 divestiture of our China distribution business.

Medical Segment
Medical segment revenue growth for the three months ended March 31, 2018 was primarily due to $526 million of contributions from acquisitions, which primarily includes the Patient Recovery Business acquisition.
Medical segment revenue growth for the nine months ended March 31, 2018 was primarily due to $1.4 billion of contributions from acquisitions, which primarily includes the Patient Recovery Business acquisition, and sales growth from new and existing customers.

Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2018 increased $1.6 billion (5 percent) and $3.9 billion (4 percent) compared to the prior-year periods, respectively, as a result of the same factors affecting the changes in revenue and gross margin.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2018	2017	Change	2018	2017	Change
Gross margin	$1,913	$1,728	11%	$5,446	$4,921	11%
Gross margin during the three and nine months ended March 31, 2018 increased $185 million and $525 million, respectively, compared to the prior-year periods primarily due to acquisitions ($232 million and $568 million, respectively), which primarily includes the Patient Recovery Business acquisition.

Gross margin rate grew 26 and 30 basis points during the three and nine months ended March 31, 2018, respectively, due to acquisitions, which primarily includes the Patient Recovery Business acquisition, partially offset by the negative impact of changes in pharmaceutical distribution product mix.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2018	2017	Change	2018	2017	Change
SG&A expenses	$1,132	$960	18%	$3,325	$2,792	19%

The increase in SG&A expenses during the three and nine months ended March 31, 2018 was largely due to acquisitions ($142 million and $367 million, respectively), which primarily includes the Patient Recovery Business acquisition. The increase in SG&A expenses during the nine months ended March 31, 2018 also includes costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems.

7	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 15 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2018	2017	Change	2018	2017	Change
Pharmaceutical	$596	$611	(3)%	$1,576	$1,682	(6)%
Medical	199	148	34%	548	435	26%
Total segment profit	795	759	5%	2,124	2,117	—%
Corporate	(249)	(154)	62%	(918)	(436)	111%
Total consolidated operating earnings	$546	$605	(10)%	$1,206	$1,681	(28)%

Pharmaceutical Segment Profit
Pharmaceutical segment profit during the three months ended March 31, 2018 was adversely impacted by our generic program performance, which includes the negative impact of generic pharmaceutical customer pricing changes partially offset by the benefits of Red Oak Sourcing. Performance from our specialty pharmaceutical products distribution and services business positively impacted Pharmaceutical segment profit.
The decrease in Pharmaceutical segment profit during the nine months ended March 31, 2018 was primarily due to our generic program performance and the costs related to our multi-year project to replace certain Pharmaceutical segment finance and operating information systems. Performance from our specialty pharmaceutical products distribution and services business positively impacted Pharmaceutical segment profit.

Medical Segment Profit
The increase in Medical segment profit during the three months ended March 31, 2018 was due to acquisitions, which primarily includes the Patient Recovery Business acquisition. The increase was partially offset by performance from the Cordis business, and to a lesser extent, performance from other Cardinal Health Brand products.
The increase in Medical segment profit during the nine months ended March 31, 2018 was primarily due to acquisitions, which included the unfavorable cost of products sold impact from the fair value step up of inventory acquired with the Patient Recovery Business acquisition. The increase was partially offset by performance from the Cordis business, and to a lesser extent, performance from other Cardinal Health Brand products.
The performance from the Cordis business for both periods primarily reflects operating costs and inventory reserves.
Corporate
The changes in Corporate during the three and nine months ended March 31, 2018 were due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2018	2017	2018	2017
Restructuring and employee severance	$2	$15	$155	$31
Amortization and other acquisition-related costs	175	128	543	365
Impairments and (gain)/loss on disposal of assets, net	(6)	2	62	15
Litigation (recoveries)/charges, net	64	18	155	37
Restructuring and Employee Severance
The increase in restructuring and employee severance during the nine months ended March 31, 2018 was primarily due to $125 million in contract termination costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $149 million and $96 million for the three months ended March 31, 2018 and 2017, respectively, and $434 million and $291 million for the nine months ended March 31, 2018 and 2017, respectively. The increases in amortization of acquisition-related intangible assets during the three and nine months ended March 31, 2018 were largely due to the Patient Recovery Business acquisition.
Transaction and integration costs associated with the Patient Recovery Business acquisition were $25 million and $85 million for the three and nine months ended March 31, 2018, respectively.

Impairments and (gain)/loss on disposal of assets, net
During the nine months ended March 31, 2018 we recognized a net loss of $60 million related to the divestiture of our China distribution business. This loss is comprised of the $67 million disposal group write-down which was recognized during the three months ended December 31, 2017 when we entered into the definitive agreement to sell the business, offset by a $7 million gain recognized during the three months ended March 31, 2018 resulting from fluctuations in working capital and foreign currency exchange rates.
Litigation (Recoveries)/Charges, Net
The increases in litigation charges during the three and nine months ended March 31, 2018 were due to an increase in estimated losses and legal defense costs associated with inferior vena cava (IVC) filter product liability claims.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2018	2017	Change	2018	2017	Change
Other (income)/expense, net	$(2)	$(5)	N.M.	$(6)	$(2)	N.M.
Interest expense, net	$84	$46	83%	$251	$134	87%
Loss on extinguishment of debt	$—	$—	N.M.	$2	$—	N.M.
Interest expense, net
The increases in interest expense during the three and nine months ended March 31, 2018 were primarily due to new debt issued in June 2017 to fund a portion of the purchase price of the Patient Recovery Business acquisition.

9	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

MD&A	Results of Operations

Provision for/(Benefit from) Income Taxes

During the three months ended March 31, 2018 and 2017, the effective tax rate was 45.1 percent and 32.3 percent, respectively. The effective tax rate for the three months ended March 31, 2018 was negatively impacted by a reduction in projected Cordis income and its impact on jurisdictional mix encompassing U.S. and international operations, as well as net unfavorable discrete items of $18 million, partially offset by the favorable impact of the lower U.S. federal income tax rate from enactment of the Tax Act. The effective tax rate for the three months ended March 31, 2017 was impacted by net favorable discrete items of $31 million.
During the nine months ended March 31, 2018 and 2017, the effective tax rate was (48.6) percent and 34.4 percent, respectively. The effective tax rate for the nine months ended March 31, 2018 was favorably impacted by the provisional net benefit from enactment of the Tax Act.

The provisional net benefit from the Tax Act during the three and nine months ended March 31, 2018 includes a provisional net tax benefit of $18 million and $952 million, respectively, related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate, the benefit from the impact of applying a lower federal tax rate to our year-to-date U.S. pre-tax earnings and a provisional tax expense of $41 million for the one-time repatriation tax applied to our undistributed foreign earnings.
Our effective tax rate for the nine months ended March 31, 2018 also includes $57 million of tax expense recognized during the three months ended December 31, 2017 in connection with the sale of our China distribution business.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	10

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $2.2 billion at March 31, 2018 compared to $6.9 billion at June 30, 2017. At March 31, 2018, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the nine months ended March 31, 2018, we deployed $6.1 billion for acquisitions, net of cash acquired, $450 million on share repurchases, $436 million for dividends, $403 million to redeem our 1.7% notes due 2018 and $246 million for capital expenditures. This was partially offset by net cash of $2.2 billion provided by operating activities and the $861 million of net proceeds from the divestiture of the China distribution business. The $1.8 billion increase in net cash provided by operating activities during the nine months ended March 31, 2018 compared to $460 million in the prior-year period was primarily due to changes in working capital.
The cash and equivalents balance at March 31, 2018 includes $614 million of cash held by subsidiaries outside of the United States.

Though our foreign earnings as of December 31, 2017 have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of the Tax Act on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely reinvested. As such, no non-U.S. taxes were recorded at March 31, 2018. If we decide to repatriate these earnings in the future, we may be subject to certain non-U.S. taxes at that time. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the Tax Act.
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
At March 31, 2018, we had no amounts outstanding under the commercial paper program, revolving credit facility or the committed receivables sales facility program. During the nine months ended March 31, 2018, we had maximum amounts outstanding under our commercial paper and committed receivables programs of $1.7 billion and an average daily amount outstanding of $363 million.
Our revolving credit facility and committed receivables sales facility programs require us to maintain, as of the end of any calendar quarter, a consolidated leverage ratio of no more than 4.25-to-1, which will reduce to 3.25-to-1 in March 2019. The ratio temporarily increased as a result of our acquisition of the Patient Recovery Business. As of March 31, 2018, we were in compliance with this financial covenant.

11	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

MD&A	Liquidity and Capital Resources

Capital Deployment

Capital Expenditures
Capital expenditures during the nine months ended March 31, 2018 and 2017 were $246 million and $293 million, respectively.
Dividends
On February 7, 2018, our Board of Directors approved a quarterly dividend of $0.4624 per share, or $1.85 per share on an annualized basis, which was paid on April 15, 2018 to shareholders of record on April 2, 2018.
Share Repurchases
During the three months ended March 31, 2018, we repurchased $300 million of our common shares pursuant to an accelerated share repurchase ("ASR") program, which was completed in March 2018. See Note 13 of the "Notes to condensed consolidated financial statements" for additional information. During the nine months ended March 31, 2018, we repurchased $450 million of our common shares. We funded the repurchases with available cash and short term borrowings.
On February 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program that expires on December 31, 2020. At March 31, 2018, we had $993 million remaining under that program.

Funding for Acquisition of Patient Recovery Business
On July 29, 2017, we acquired the Patient Recovery Business from Medtronic plc for $6.1 billion in cash. We funded the acquisition through $4.5 billion in new long-term debt issued in June 2017, the use of existing cash and borrowings under existing credit arrangements.
China Distribution Business Divestiture
On February 1, 2018, we completed the divestiture of our China distribution business to Shanghai Pharmaceuticals Holding Co., Ltd. for gross proceeds of $1.2 billion. The net proceeds were $861 million after adjusting for third-party indebtedness and preliminary transaction adjustments. The net proceeds are not reflective of tax obligations due in connection with the sale, for which we have recorded a liability of $57 million. The purchase price is subject to adjustment based on working capital requirements as set forth in the definitive agreement.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	12

MD&A	Other Items

Other Items
The MD&A in our 2017 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2017. There have been no subsequent material changes outside of the ordinary course of business to those items.
Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is concerned with material changes in critical accounting policies and sensitive accounting estimates between the periods specified in our condensed consolidated balance sheets at March 31, 2018 and June 30, 2017. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2017 Form 10-K. There have been no changes to our critical accounting policies and sensitive accounting estimates, except related to Goodwill detailed below and the accounting effects resulting from the Tax Act as discussed further in Note 8, respectively, of the "Notes to Condensed Consolidated Financial Statements."
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ. In this section, we describe the significant policies applied in preparing our consolidated financial statements that management believes are the most dependent on estimates and assumptions for goodwill impairment testing.
Goodwill

In January 2017, the Financial Accounting Standards Board issued amended accounting guidance that simplifies the accounting for goodwill impairment by eliminating the step of measuring a goodwill impairment by estimating the implied fair value of goodwill. Instead, goodwill impairment will be measured as the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of goodwill. We adopted this guidance in the second quarter of fiscal 2018. For further discussion of accounting policies, see Critical Accounting Policies and Sensitive Accounting Estimates and Note 1 of the “Notes to Consolidated Financial Statements” contained in our 2017 Form 10-K.
Purchased goodwill is tested for impairment at least annually. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, then a quantitative test is performed. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount.
Goodwill impairment testing involves judgment, including the identification of reporting units, qualitative evaluation of events and circumstances to determine if it is more likely than not that an impairment exists, and, if necessary, the estimation of the fair value of the applicable reporting unit. Our qualitative evaluation considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Medical Unit Goodwill Qualitative Assessment
The divisions of our Medical operating segment, excluding our Cardinal Health at Home and naviHealth divisions, form a single reporting unit (“Medical Unit”). In connection with classification of the China distribution business as assets held for sale in the second quarter of fiscal 2018, we performed a quantitative assessment for goodwill impairment of our Medical Unit and determined that the fair value exceeded its carrying value by approximately 8 percent, and therefore no impairment was recognized. The goodwill balance for our Medical Unit was $5.7 billion at March 31, 2018.
Due to indications of lower than expected fiscal 2018 profit for the Medical Unit, particularly within our Cordis business, we performed a qualitative assessment for goodwill impairment of our Medical Unit as of March 31, 2018. A qualitative goodwill impairment assessment is an inherently judgmental process that depends on the critical evaluation of various factors that may individually or in the aggregate indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our qualitative assessment considered factors, both positive and negative, that differ from the analysis that we conducted in the second quarter of fiscal 2018, including, as a positive factor, lower U.S. Federal taxes from the enactment of the Tax Act, and as a negative factor, the decrease in expected profits. In weighing the totality of the positive and negative factors, and considering the result of corroborating quantitative sensitivity analyses, we concluded that it is not more likely than not that the fair value of the Medical Unit is less than its carrying amount and therefore a quantitative assessment is not required.

13	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

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

•
Transitional tax benefit, net related to the Tax Cuts and Jobs Act is excluded because it results from the one-time impact during the one-year measurement period of a very significant change in the U.S. federal corporate tax rate and, due to the significant size of the benefit, obscures analysis of trends and financial performance. The transitional tax benefit includes the initial estimate and measurement period adjustments for the re-measurement of deferred tax assets and liabilities due to the reduction of the U.S. federal corporate income tax rate and the repatriation tax on undistributed foreign earnings, both of which are subject to adjustment during an up to 12 month measurement period.

The tax effect for each of the items listed above, other than the transitional tax benefit item, is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax and net impact of each item are presented with our GAAP to non-GAAP reconciliations.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	14

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

15	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Effective Tax Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2018
GAAP	$546	(10)%	$464	$209	$255	(33)%	45.1%	$0.81	(33)%
Restructuring and employee severance	2		2	(17)	19			0.06
Amortization and other acquisition-related costs	175		175	44	131			0.42
Impairments and loss on disposal of assets	(6)		(6)	(14)	8			0.02
Litigation (recoveries)/charges, net	64		64	21	43			0.14
Transitional tax benefit, net[2]	—		—	17	(17)			(0.06)
Non-GAAP	$781	3%	$700	$262	$437	(10)%	37.5%	$1.39	(9)%

	Three Months Ended March 31, 2017
GAAP	$605	(8)%	$564	$182	$381	(1)%	32.3%	$1.20	3%
LIFO charges/(credits)	(9)		(9)	(4)	(5)			(0.02)
Restructuring and employee severance	15		15	6	9			0.03
Amortization and other acquisition-related costs	128		128	41	87			0.27
Impairments and loss on disposal of assets	2		2	—	2			0.01
Litigation (recoveries)/charges, net	18		18	7	11			0.03
Non-GAAP	$759	(4)%	$718	$232	$485	3%	32.3%	$1.53	7%

	Nine Months Ended March 31, 2018
GAAP	$1,206	(28)%	$959	$(466)	$1,422	40%	(48.6)%	$4.50	42%
Restructuring and employee severance	155		155	29	126			0.40
Amortization and other acquisition-related costs	543		543	143	400			1.27
Impairments and loss on disposal of assets	62		62	(57)	119			0.38
Litigation (recoveries)/charges, net	155		155	51	104			0.33
Loss on extinguishment of debt	—		2	1	1			—
Transitional tax benefit, net[2]	—		—	911	(911)			(2.88)
Non-GAAP	$2,121	—%	$1,875	$612	$1,261	(4)%	32.6%	$3.99	(3)%

	Nine Months Ended March 31, 2017
GAAP	$1,681	(9)%	$1,549	$533	$1,014	(7)%	34.4%	$3.17	(4)%
LIFO charges/(credits)	—		—	—	—			—
Restructuring and employee severance	31		31	12	19			0.06
Amortization and other acquisition-related costs	365		365	120	245			0.76
Impairments and (gain)/loss on disposal of assets	15		15	4	11			0.03
Litigation (recoveries)/charges, net	37		37	14	23			0.07
Non-GAAP	$2,129	(5)%	$1,997	$684	$1,311	(4)%	34.2%	$4.10	—%

[1]	attributable to Cardinal Health, Inc.

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

The sum of the components may not equal the total due to rounding.
We generally apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	16

Other

Quantitative and Qualitative Disclosures About Market Risk
As previously disclosed in our 2017 Form 10-K, as a result of the completion of the acquisition of the Patient Recovery Business, our exposure to market price changes for commodities and to both translational and transactional foreign exchange rate fluctuations has increased since the end of fiscal 2017.
As previously disclosed, our annual direct exposure to market price changes for commodities has increased by approximately $100 million as a result of the completion of the acquisition of the Patient Recovery Business. At the time of filing this Form 10-Q, we have not completed our analysis to quantify the increase to our foreign exchange transactional exposure. As a result of the Patient Recovery Business acquisition and the divestiture of the China distribution business, our income statement translational exposure has increased by approximately $100 million.
In addition, our total foreign exchange exposure related to intercompany financing transactions and certain other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment is now approximately $580 million. We use foreign currency economic (non-designated) hedge contracts to offset the remeasurement impact of this exposure.
For further discussion of our programs to manage interest rate risk, currency exchange risk and commodity price risk, see Note 11 of the “Notes to Consolidated Financial Statements” contained in our 2017 Form 10-K.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The public health crisis involving the abuse of prescription opioid pain medication could negatively affect our business.
Our Pharmaceutical segment distributes prescription opioid pain medications. In recent years, the abuse of prescription opioid pain medication has received heightened public attention. These developments heighten a number of risks that we face and may present new risks that could adversely affect our operations or financial condition.
A significant number of counties, municipalities and other plaintiffs including state attorneys general have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors (including us) and retail chains relating to the manufacturing, marketing and distribution of prescription opioid pain medications. In addition, we are currently being investigated by a number of other states for the same activities and may be named as a defendant in additional lawsuits in the future. We are vigorously defending ourselves in these lawsuits. The defense and resolution of current and future lawsuits could adversely affect our results of operations and financial condition or have adverse reputational or operational effects on our business. See Note 9 of the “Notes to Condensed Consolidated Financial Statements" regarding these matters.
Other legislative, regulatory or industry measures to address the misuse of prescription opioid medications could affect our business in ways that we may not be able to predict. For example, in April 2018, the State of New York created an aggregate $100 million annual

17	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Other

assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. The initial payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017. We are not currently able to estimate the portion of this assessment that will be assessed against us for calendar years 2017 or 2018. In addition, other states are considering legislation that could require us to pay taxes on the distribution of opioid medications in those states. These proposed bills vary in the tax amounts and the means of calculation. Liabilities for taxes or assessments under any such laws will have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted.
Unfavorable publicity regarding the use or misuse of opioid prescription pain medications and the role of wholesale distributors in the supply chain of such prescription medications, as well as the continued proliferation of the opioid lawsuits, investigations, regulations and legislative actions discussed above could adversely affect our reputation or results of operations.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
January 2018	225	$73.40	—	$293
February 2018	3,564,234	67.34	3,564,004	1,053
March 2018	767,766	78.17	767,538	993
Total	4,332,225	$69.26	4,331,542	$993

(1)	Reflects 225, 230 and 228 common shares purchased in January, February and March 2018, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
In the third quarter of fiscal 2018, we purchased $300 million of our common shares under an accelerated share repurchase ("ASR") program, which began on February 14, 2018 and was completed on March 21, 2018. We repurchased 4.3 million shares under the ASR at an average price paid per share of $69.26. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

(3)
On May 4, 2016, our Board of Directors approved a $1.0 billion share repurchase program that was completed in March 2018. On February 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program that expires on December 31, 2020.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	18

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2018	2017	2018	2017
Revenue	$33,633	$31,821	$101,460	$97,010
Cost of products sold	31,720	30,093	96,014	92,089
Gross margin	1,913	1,728	5,446	4,921

Operating expenses:
Distribution, selling, general and administrative expenses	1,132	960	3,325	2,792
Restructuring and employee severance	2	15	155	31
Amortization and other acquisition-related costs	175	128	543	365
Impairments and (gain)/loss on disposal of assets, net	(6)	2	62	15
Litigation (recoveries)/charges, net	64	18	155	37
Operating earnings	546	605	1,206	1,681

Other (income)/expense, net	(2)	(5)	(6)	(2)
Interest expense, net	84	46	251	134
Loss on extinguishment of debt	—	—	2	—
Earnings before income taxes	464	564	959	1,549

Provision for/(benefit from) income taxes	209	182	(466)	533
Net earnings	255	382	1,425	1,016

Less: Net earnings attributable to noncontrolling interests	—	(1)	(3)	(2)
Net earnings attributable to Cardinal Health, Inc.	$255	$381	$1,422	$1,014

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.81	$1.21	$4.52	$3.19
Diluted	0.81	1.20	4.50	3.17

Weighted-average number of common shares outstanding:
Basic	313	316	314	318
Diluted	315	318	316	320

Cash dividends declared per common share	$0.4624	$0.4489	$1.3872	$1.3467
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2018	2017	2018	2017
Net earnings	$255	$382	$1,425	$1,016

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	110	33	141	(47)
Amounts reclassified to earnings	(23)	—	(23)	—
Net unrealized gain/(loss) on derivative instruments, net of tax	3	2	2	27
Total other comprehensive income/(loss), net of tax	90	35	120	(20)

Total comprehensive income	345	417	1,545	996

Less: comprehensive income attributable to noncontrolling interests	—	(1)	(3)	(2)
Total comprehensive income attributable to Cardinal Health, Inc.	$345	$416	$1,542	$994
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	20

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and equivalents	$2,175	$6,879
Trade receivables, net	7,671	8,048
Inventories, net	11,962	11,301
Prepaid expenses and other	1,705	2,117
Total current assets	23,513	28,345

Property and equipment, net	2,521	1,879
Goodwill and other intangibles, net	14,299	9,207
Other assets	698	681
Total assets	$41,031	$40,112

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,741	$17,906
Current portion of long-term obligations and other short-term borrowings	551	1,327
Other accrued liabilities	2,135	1,988
Total current liabilities	21,427	21,221

Long-term obligations, less current portion	9,027	9,068
Deferred income taxes and other liabilities	3,027	2,877

Redeemable noncontrolling interests	12	118

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at March 31, 2018 and June 30, 2017, respectively	2,710	2,697
Retained earnings	5,958	4,967
Common shares in treasury, at cost: 16 million shares and 11 million shares at March 31, 2018 and June 30, 2017, respectively	(1,126)	(731)
Accumulated other comprehensive loss	(5)	(125)
Total Cardinal Health, Inc. shareholders' equity	7,537	6,808
Noncontrolling interests	1	20
Total shareholders’ equity	7,538	6,828
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$41,031	$40,112
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net earnings	$1,425	$1,016

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	779	525
Loss on extinguishment of debt	2	—
Impairments and loss on sale of other investments	6	4
Impairments and loss on disposal of assets, net	62	15
Share-based compensation	64	73
Provision for bad debts	76	46
Change in fair value of contingent consideration obligation	(2)	—
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(632)	(107)
Increase in inventories	(865)	(1,010)
Increase in accounts payable	1,635	225
Other accrued liabilities and operating items, net	(336)	(327)
Net cash provided by operating activities	2,214	460

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(6,142)	(113)
Additions to property and equipment	(246)	(293)
Purchase of available-for-sale securities and other investments	(7)	(188)
Proceeds from sale of available-for-sale securities and other investments	65	115
Proceeds from maturities of available-for-sale securities	—	49
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	862	1
Net cash used in investing activities	(5,468)	(429)

Cash flows from financing activities:
Payment of contingent consideration obligation	(22)	(3)
Net change in short-term borrowings	(50)	25
Purchase of noncontrolling interests	(106)	(12)
Proceeds from long-term obligations, net of issuance costs	3	—
Reduction of long-term obligations	(403)	(60)
Proceeds from interest rate swap terminations	—	14
Net tax proceeds/(withholdings) from share-based compensation	(3)	20
Excess tax benefits from share-based compensation	—	37
Dividends on common shares	(436)	(435)
Purchase of treasury shares	(450)	(600)
Net cash used in financing activities	(1,467)	(1,014)

Effect of exchange rates changes on cash and equivalents	17	(5)

Net decrease in cash and equivalents	(4,704)	(988)
Cash and equivalents at beginning of period	6,879	2,356
Cash and equivalents at end of period	$2,175	$1,368
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	22

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
Recent Financial Accounting Standards
In March 2018, the Financial Accounting Standards Board (the "FASB") issued amended accounting guidance to codify guidance pursuant to SEC staff accounting bulletin 118 (“SAB 118”), which was issued in connection with the Tax Cuts and Jobs Act (the “Tax Act”) of December 2017. The guidance allows companies to use provisional estimates to record the effects of the Tax Act and also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act. We adopted this guidance in the second quarter of fiscal 2018 when it was initially issued as SAB 118. We are still completing our accounting for the tax effects of the Tax Act because all the necessary information is not currently available, prepared, or analyzed. As such, we have made reasonable estimates of the effects of the Tax Act on our financial results. As we complete our analysis of the accounting for the tax effects of enactment of the Tax Act, we may record additional provisional amounts or adjustments to provisional amounts as discrete items in future periods. See Note 8 for additional information regarding income taxes.
In August 2017, the FASB issued accounting guidance which is intended to improve and simplify accounting rules around hedge accounting. The guidance will be effective for us in the first quarter of fiscal 2020 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to equipment. We are continuing to evaluate the impact of this standard on our consolidated financial statements and the methods of adoption.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition which is effective for us in the first quarter of

23	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Notes to Financial Statements

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
During fiscal 2018 we have made significant progress on our evaluation and assessment of the amended revenue recognition guidance. Our revenue is primarily distribution revenue, which we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. Although our preliminary assessment is subject to change prior to our adoption of the amended guidance in the first quarter of fiscal 2019, we generally anticipate that the timing of recognition of distribution revenue will be substantially unchanged under the amended guidance and we do not expect the adoption of the amended accounting guidance to have a material impact on our consolidated financial statements.
During the remainder of fiscal 2018 we will implement any additional required changes to processes to meet the new accounting, reporting and disclosure requirements, conclude the update of our internal controls and policies, and finalize our method of adoption.
2. Acquisitions
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The Patient Recovery Business manufactures 23 categories of medical products sold into multiple healthcare channels, and includes numerous industry-leading brands, such as Curity, Kendall, Dover, Argyle and Kangaroo. The acquisition further expanded the Medical segment's portfolio of self-manufactured products. We closed the Patient Recovery Business acquisition in 28 principal countries on July 29, 2017, and acquired control of, for GAAP purposes, and the rights to the net economic benefit from the entire Patient Recovery Business in the remaining countries at the closing. We are in the process of transitioning legal ownership in the remaining non-principal countries, which we expect to complete by the end of calendar 2018. The results for the entire Patient Recovery Business in all countries are included in the condensed consolidated financial statements beginning July 29, 2017. We funded the acquisition through $4.5 billion in new long-term debt, existing cash and borrowings under our existing credit arrangements.
Transaction and integration costs associated with the acquisition of the Patient Recovery business were $25 million and $85 million during the three and nine months ended March 31, 2018,

respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
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
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date for the Patient Recovery Business:

(in millions)	Patient Recovery Business
Identifiable intangible assets:
Customer relationships (1)	$1,733
Trade names (2)	187
Developed technology and other (3)	732
Total identifiable intangible assets acquired	2,652

Cash and equivalents	22
Inventories	426
Prepaid expenses and other	252
Property and equipment, net	756
Other accrued liabilities	(307)
Deferred income taxes and other liabilities	(865)
Total identifiable net assets acquired/(liabilities assumed)	2,936
Goodwill	3,144
Total net assets acquired	$6,080

(1)	The range of useful lives for customer relationships is 10 to 18 years.

(2)	The useful life of trade names is 15 years.

(3)	The useful life of developed technology is 15 years.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	24

Notes to Financial Statements

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended March 31,
(in millions)	2018	2017
Employee-related costs (1)	$(1)	$14
Facility exit and other costs (2)	3	1
Total restructuring and employee severance	$2	$15

	Nine Months Ended March 31,
(in millions)	2018	2017
Employee-related costs (1)	$18	$27
Facility exit and other costs (2)	137	4
Total restructuring and employee severance	$155	$31

(1)
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs during transition periods and changes to related estimates.

(2)
Facility exit and other costs primarily consist of product distribution and lease contract termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

In September 2017, we entered into an agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model. The costs with this restructuring include $125 million, on a pre-tax basis, in contract termination costs.
These costs are reflected in facility exit and other costs in the condensed consolidated statement of earnings during the nine months ended March 31, 2018. We paid $65 million of the contract termination fee during November 2017 and we paid the remaining $60 million of the contract termination fee in January 2018.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2017	$41	$—	$41
Additions	8	131	139
Payments and other adjustments	(31)	(127)	(158)
Balance at March 31, 2018	$18	$4	$22
4. Divestitures
In November 2017, we signed a definitive agreement with Shanghai Pharmaceuticals Holding Co., Ltd. to sell our pharmaceutical and medical products distribution business in China ("China distribution business") for gross proceeds of $1.2 billion. The transaction closed on February 1, 2018 for net proceeds of $861 million after adjusting for third party indebtedness and preliminary transaction adjustments. The net proceeds are not reflective of tax obligations due in connection with the sale, for which we have recorded a liability of $57 million. The purchase price is subject to adjustment based on working capital requirements as set forth in the definitive agreement, which would impact the loss related to this divestiture.
We determined that the sale of the China distribution business does not meet the criteria to be classified as discontinued operations. The China distribution business primarily operated within our Pharmaceutical segment, and a smaller portion operated within our Medical segment.
During the nine months ended March 31, 2018, we recognized a net loss of $60 million related to this divestiture. This loss is comprised of the $67 million disposal group write-down recognized during the six months ended December 31, 2017, offset by a $7 million gain recognized during the three months ended March 31, 2018 resulting from fluctuations in working capital, debt and foreign currency from December 31, 2017 to the date of close.
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2017	$2,939	$4,282	$7,221
Goodwill acquired, net of purchase price adjustments	1	3,194	3,195
Foreign currency translation adjustments and other	28	55	83
Goodwill divested with the sale of our China distribution business	(347)	(54)	(401)
Balance at March 31, 2018	$2,621	$7,477	$10,098
The increase in the Medical segment goodwill is primarily due to the Patient Recovery Business acquisition. Goodwill recognized in connection with the Patient Recovery Business acquisition primarily represents the expected benefits from certain synergies of integrating the business, the existing workforce of the acquired entity, and the expected growth from new customers.
During the nine months ended March 31, 2018, goodwill was reduced by $401 million in connection with the sale of our China distribution business, discussed further in Note 4.

25	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2018
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$62	$—	$62	N/A
Total indefinite-life intangibles	62	—	62	N/A

Definite-life intangibles:
Customer relationships	3,625	1,162	2,463	15
Trademarks, trade names and patents	684	237	447	15
Developed technology and other	1,669	440	1,229	12
Total definite-life intangibles	5,978	1,839	4,139	14
Total other intangible assets	$6,040	$1,839	$4,201	N/A

	June 30, 2017
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$61	$—	$61
Total indefinite-life intangibles	61	—	61

Definite-life intangibles:
Customer relationships	1,966	967	999
Trademarks, trade names and patents	509	195	314
Developed technology and other	916	304	612
Total definite-life intangibles	3,391	1,466	1,925
Total other intangible assets	$3,452	$1,466	$1,986
The increase in definite-life intangibles is primarily due to the Patient Recovery Business acquisition. Total amortization of intangible assets was $148 million and $96 million for the three months ended March 31, 2018 and 2017, respectively, and $435 million and $291 million for the nine months ended March 31, 2018 and 2017, respectively. For acquisitions closed on or before March 31, 2018, estimated annual amortization of intangible assets for the remainder of fiscal 2018 through 2022 is as follows: $139 million, $554 million, $523 million, $451 million and $418 million.
During the nine months ended March 31, 2018, other intangible assets were reduced by $62 million in connection with the sale of our China distribution business, discussed further in Note 4.

6. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. We held the following investments in marketable securities at fair value at:

(in millions)	March 31, 2018	June 30, 2017
Current available-for-sale securities:
Treasury bills	$—	$25
International bonds	—	3
Corporate bonds	—	30
U.S. agency bonds	—	3
Asset-backed securities	—	3
International equity securities	—	1
Total available-for-sale securities	$—	$65
In July 2017, we liquidated our marketable securities. There were no unrealized gains or losses at March 31, 2018, and gross unrealized gains and losses were immaterial at June 30, 2017. During the nine months ended March 31, 2018 and 2017, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary impairments.
7. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
At March 31, 2018 and June 30, 2017, we had total long term obligations, including the current portion and other short-term borrowings, of $9.6 billion and $10.4 billion, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $18.7 billion.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program, which is backed by a $2.0 billion revolving credit facility and a $1.0 billion committed receivables sales facility program. At March 31, 2018, we had nothing outstanding under the commercial paper program and no amounts outstanding under the revolving credit facility and committed receivables sales facility program.
In November 2016, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through November 1, 2019. CHF was organized for the sole purpose

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	26

Notes to Financial Statements

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
Remeasurement of Deferred Tax Assets and Liabilities
As a result of the enactment of a lower tax rate, we remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. While we are still analyzing certain aspects of the Tax Act and refining our calculations, we have recorded a measurement period adjustment to our provisional net benefit of $18 million in the three months ended March 31, 2018, for a total provisional net benefit of $952 million in the nine months ended March 31, 2018, related to this required remeasurement. The provisional estimate is based on currently available information related to deferred tax assets and liabilities which is subject to change as additional information becomes available, prepared, and analyzed.
Repatriation Tax on Undistributed Foreign Earnings
In connection with the required one-time U.S. repatriation tax on undistributed earnings of foreign subsidiaries, we recorded no additional adjustment during the three months ended March 31, 2018 to the provisional tax expense of $41 million for the nine months ended March 31, 2018. The Tax Act permits the payment of this tax over an eight-year period beginning in fiscal 2019. Though these foreign earnings have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of the Tax Act on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely reinvested. The repatriation tax is based on currently available information and technical guidance related to the new tax law. The provisional estimate will be updated when additional information related to undistributed foreign earnings, foreign taxes and foreign cash and equivalents becomes available, prepared and analyzed.
Effective Tax Rate
During the three months ended March 31, 2018 and 2017, the effective tax rate was 45.1 percent and 32.3 percent, respectively. The effective tax rate for the three months ended March 31, 2018 was negatively impacted by a reduction in projected Cordis income and its impact on jurisdictional mix encompassing U.S. and international operations, as well as net unfavorable discrete items of $18 million, partially offset by the favorable impact of the lower U.S. federal income tax rate from enactment of the Tax Act. The effective tax rate for the three months ended March 31, 2017 was impacted by net favorable discrete items of $31 million.
During the nine months ended March 31, 2018 and 2017, the effective tax rate was (48.6) percent and 34.4 percent, respectively. The effective tax rate for the nine months ended March 31, 2018 was favorably impacted by the provisional net benefit from enactment of the Tax Act.
The provisional net benefit from the Tax Act during the three and nine months ended March 31, 2018 includes the aforementioned remeasurement of our deferred tax assets and liabilities to the new federal statutory rate provisional measurement period adjustment of $18 million and net tax benefit of $952 million, respectively, the benefit from the impact of applying a lower federal tax rate to year-to-date U.S. pre-tax earnings and $41 million provisional tax expense for the one-time repatriation tax applied to our undistributed foreign earnings.
Our effective tax rate for the nine months ended March 31, 2018 also includes $57 million of tax expense recognized during the three months ended December 31, 2017 in connection with the sale of our China distribution business.
Unrecognized Tax Benefits
At March 31, 2018 and June 30, 2017, we had $426 million and $417 million of unrecognized tax benefits, respectively. The March 31, 2018 and June 30, 2017 balances include $264 million and $268 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.

27	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Notes to Financial Statements

At March 31, 2018 and June 30, 2017, we had $106 million and $99 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $148 million and $142 million at March 31, 2018 and June 30, 2017, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $34 million at March 31, 2018.
9. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture with CVS Health Corporation ("CVS Health")
Red Oak Sourcing, LLC ("Red Oak Sourcing") is a U.S.-based generic pharmaceutical sourcing venture with CVS Health for an initial term through June 2024. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of its participants. Due to the achievement of predetermined milestones, we are required to make quarterly payments of $45.6 million to CVS Health for the initial term.
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
Opioid Lawsuits
Pharmaceutical wholesale distributors, including us, have been named as defendants in hundreds of lawsuits relating to the distribution of prescription opioid pain medications. These lawsuits have been filed in various federal, state, and other courts by a variety of plaintiffs, which are primarily counties, municipalities and political subdivisions from 46 states. Plaintiffs also include four state attorneys general, unions and other health and welfare funds, hospital systems and other healthcare providers. Of these lawsuits, 21 are purported class actions. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as negligence, public nuisance, unjust

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	28

Notes to Financial Statements

enrichment as well as violations of controlled substance laws and various other statutes. Many also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
The vast majority of these lawsuits have been filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Ohio. In April 2018, the court, among other things, ordered that motions to dismiss in a number of these lawsuits be briefed from June through August 2018 and that three lawsuits proceed to trial in March 2019 depending on the court's ruling on those motions. As part of these proceedings, we have been discussing with various parties and other stakeholders, including state attorneys general, possible prospective non-monetary injunctive relief and other solutions that we and others in the healthcare system either have already undertaken or may undertake in the future to help alleviate the national opioid epidemic.
We are vigorously defending ourselves in all of these opioid lawsuits. Since all of the above-referenced lawsuits are in early stages, we are unable to predict their outcome or estimate a range of reasonably possible losses.
In addition, 39 state attorneys general have formed a multi-state task force to investigate the manufacturing, distribution, dispensing and prescribing practices of opioid medications. We have received requests related to this multi-state investigation, as well as civil investigative demands, subpoenas or requests for information from these and other state attorneys general offices. We are cooperating with the offices conducting these investigations.
Product Liability Lawsuits
As of May 1, 2018, we are named as a defendant in 137 product liability lawsuits filed in Alameda County Superior Court in California involving claims by approximately 1,607 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 16 lawsuits involving similar claims by approximately 17 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At March 31, 2018, we had a total of $247 million, net of expected insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits. While we have recorded accruals based on our assessment of these matters, because these lawsuits are in early stages, we are unable to estimate a range of reasonably possible losses in excess of this accrued amount.

10. Fair Value Measurements
Assets and (liabilities) measured on a recurring basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$548	$—	$—	$548
Available-for-sale securities (1)	—	—	—	—
Other investments (2)	115	—	—	115
Liabilities:
Forward contracts (3)	—	(58)	—	(58)
Contingent consideration (4)	—	—	(14)	(14)

	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$739	$—	$—	$739
Available-for-sale securities (1)	—	65	—	65
Other investments (2)	116	—	—	116
Liabilities:
Forward contracts (3)	—	(21)	—	(21)
Contingent consideration (4)	—	—	(32)	(32)

(1)
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the condensed consolidated balance sheets. Observable Level 2 inputs such as quoted prices for similar securities, interest rate spreads, yield curves and credit risk are used to determine the fair value. See Note 6 for additional information regarding available-for-sale securities.

(2)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds primarily invest in the equity securities of companies with large market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

(3)
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

29	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Notes to Financial Statements

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2017	$32
Additions from acquisitions	5
Changes in fair value of contingent consideration (1)	(2)
Payment of contingent consideration	(22)
Balance at March 31, 2018	$14
The sum of the components may not equal the total due to rounding.

(1)	Amount is included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
11. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to fair value through earnings at the end of each period. Our derivative and hedging programs are consistent with those described in the 2017 Form 10-K. The amount of ineffectiveness associated with these derivative instruments was immaterial for the three and nine months ended March 31, 2018 and 2017.
During the nine months ended March 31, 2018 and 2017, we entered into pay-floating interest rate swaps with total notional amounts of $650 million and $100 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheet.
During the nine months ended March 31, 2017, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at March 31, 2018 and June 30, 2017 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2018	June 30, 2017
Estimated fair value	$9,576	$10,713
Carrying amount	9,578	10,395
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
In August 2017, certain third-party noncontrolling interest holders exercised their put right on the noncontrolling interest representing 16 percent of naviHealth with a redemption value of $103 million and a carrying value of $109 million. We settled the put in September and our ownership in naviHealth increased to 98 percent.
The following table summarizes activity in redeemable noncontrolling interests:

(in millions)	Redeemable Noncontrolling Interest
Balance at June 30, 2017	$118
Net earnings attributable to redeemable noncontrolling interests	2
Net purchase of redeemable noncontrolling interests	(103)
Adjustment of redeemable noncontrolling interests to redemption value	(5)
Balance at March 31, 2018	$12
13. Shareholders' Equity
During the nine months ended March 31, 2018, we repurchased 6.5 million common shares having an aggregate cost of $450 million. The average price paid per share was $68.81. We funded the repurchases with available cash and short-term borrowings. These repurchases include $300 million purchased under an accelerated share repurchase ("ASR") program, which began on February 14, 2018 and was completed on March 21, 2018. We repurchased 4.3 million shares under the ASR at an average price paid per share of $69.26.
During the nine months ended March 31, 2017, we repurchased 8.1 million common shares having an aggregate cost of $600 million. The average price paid per common share was $74.08. We funded the repurchases with available cash.
The common shares repurchased are held in treasury to be used for general corporate purposes.
During the nine months ended March 31, 2017, we retired 37 million common shares in treasury. The retirement of these shares had no impact on total shareholders' equity; however, it did impact certain individual components of shareholders' equity as follows: $2.5 billion decrease in common shares in treasury, $302 million decrease in common shares, and $2.2 billion decrease in retained earnings.

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	30

Notes to Financial Statements

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(148)	$23	$(125)
Other comprehensive income/(loss), before reclassifications	141	2	143
Amounts reclassified to earnings	(23)	—	(23)
Other comprehensive income/(loss), net of tax	118	2	120
Balance at March 31, 2018	$(30)	$25	$(5)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 6, was immaterial during the nine months ended March 31, 2018.
14. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31,
(in millions)	2018	2017
Weighted-average common shares–basic	313	316
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	2
Weighted-average common shares–diluted	315	318

	Nine Months Ended March 31,
(in millions)	2018	2017
Weighted-average common shares–basic	314	318
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	2
Weighted-average common shares–diluted	316	320
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 5 million and 3 million for the three months ended March 31, 2018 and 2017, respectively, and 5 million and 3 million for the nine months ended March 31, 2018 and 2017, respectively.

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
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2018	2017
Pharmaceutical	$29,720	$28,406
Medical	3,916	3,418
Total segment revenue	33,636	31,824
Corporate (1)	(3)	(3)
Total revenue	$33,633	$31,821

	Nine Months Ended March 31,
(in millions)	2018	2017
Pharmaceutical	$89,786	$86,911
Medical	11,684	10,107
Total segment revenue	101,470	97,018
Corporate (1)	(10)	(8)
Total revenue	$101,460	$97,010

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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

31	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Notes to Financial Statements

encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $7 million and $2 million for the three months ended March 31, 2018 and 2017, respectively, and $17 million and $4 million for the nine months ended March 31, 2018 and 2017, respectively.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2018	2017
Pharmaceutical	$596	$611
Medical	199	148
Total segment profit	795	759
Corporate	(249)	(154)
Total operating earnings	$546	$605

	Nine Months Ended March 31,
(in millions)	2018	2017
Pharmaceutical	$1,576	$1,682
Medical	548	435
Total segment profit	2,124	2,117
Corporate	(918)	(436)
Total operating earnings	$1,206	$1,681
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2018	June 30, 2017
Pharmaceutical	$20,573	$21,848
Medical	17,746	10,688
Corporate	2,712	7,576
Total assets	$41,031	$40,112
16. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2018	2017
Restricted share unit expense	$20	$18
Employee stock option expense	7	4
Performance share unit expense	(4)	3
Total share-based compensation	$24	$25
The sum of the components may not equal the total due to rounding.

	Nine Months Ended March 31,
(in millions)	2018	2017
Restricted share unit expense	$56	$53
Employee stock option expense	17	14
Performance share unit expense	(9)	6
Total share-based compensation	$64	$73
The total tax benefit related to share-based compensation was $8 million and $9 million for the three months ended March 31, 2018 and 2017, respectively, and $20 million and $25 million for the nine months ended March 31, 2018 and 2017, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2017	2	$76.72
Granted	1	66.13
Vested	(1)	79.23
Canceled and forfeited	—	—
Nonvested at March 31, 2018	2	$71.97
At March 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $73 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2017	6	$63.44
Granted	2	66.44
Exercised	(1)	43.08
Canceled and forfeited	—	—
Outstanding at March 31, 2018	7	$64.82
Exercisable at March 31, 2018	5	$59.55
At March 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $26 million, which is expected to be recognized over

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	32

Notes to Financial Statements

a weighted-average period of two years. The following tables provide additional detail related to stock options:

(in millions)	March 31, 2018	June 30, 2017
Aggregate intrinsic value of outstanding options at period end	$46	$109
Aggregate intrinsic value of exercisable options at period end	46	106

(in years)	March 31, 2018	June 30, 2017
Weighted-average remaining contractual life of outstanding options	7	7
Weighted-average remaining contractual life of exercisable options	6	6
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2017	0.6	$77.83
Granted	0.2	66.43
Vested (1)	(0.2)	71.57
Canceled and forfeited	(0.2)	—
Nonvested at March 31, 2018	0.4	$66.14
(1) Vested based on achievement of 133 percent of the target performance goal.
At March 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $9 million, which is expected to be recognized over a weighted-average period of two years if targets are achieved.

17. Subsequent Events
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Act (the “OSA”). The OSA created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Each licensed manufacturer and distributor will be required to pay a portion of the assessment based on its ratable share, as determined by the state, of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year. The initial payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017.
We accrue for contingencies if it is probable that a liability has been incurred and the amount can be reasonably estimated. At this time, we are unable to estimate amounts which we will owe under the OSA for calendar year 2017 or 2018 because the information necessary to determine our share of the assessment is not yet available.

33	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
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
10.1
Second Amendment, effective as of January 1, 2018, to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, File No. 1-11373)

10.2	Aircraft Time Sharing Agreement, effective as of February 8, 2018, by and between Cardinal Health, Inc. and Michael C. Kaufmann
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	34

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	19
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4	Controls and Procedures	17

	Part II. Other Information
Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	34
	Signatures	36

N/A	Not applicable

35	Cardinal Health | Q3 Fiscal 2018 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 9, 2018	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JORGE M. GOMEZ
Jorge M. Gomez
Chief Financial Officer

Cardinal Health | Q3 Fiscal 2018 Form 10-Q	36