Form 10-K
period 2018-06-30
CARDINAL HEALTH INC
filed 2018-08-22
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 1-11373

Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0958666
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7000 Cardinal Place, Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)

(614) 757-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares (without par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates or registrant on December 31, 2017, was the following: $19,248,647,885.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2018, was the following: 308,828,810.

Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2018 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2018 Form 10-K

1	Cardinal Health | Fiscal 2018 Form 10-K

Introduction

Introduction

References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health" and similar pronouns refer to Cardinal Health, Inc. and its majority-owned subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30.  References to fiscal 2019, 2018, 2017, 2016, 2015 and 2014 and to the fiscal years ended June 30, 2019, 2018, 2017, 2016, 2015 and 2014, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2018.
Non-GAAP Financial Measures
In this report, including in the "Fiscal 2018 Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this report.
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

Cardinal Health | Fiscal 2018 Form 10-K	2

MD&A	Results of Operations

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

Medical Segment

Our Medical segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada. This segment also distributes medical products to patients' homes in the United States through our Cardinal Health at Home division.

3	Cardinal Health | Fiscal 2018 Form 10-K

MD&A	Results of Operations

Consolidated Results
Fiscal 2018 Overview

Revenue
Revenue for fiscal 2018 was $136.8 billion, a 5 percent increase from the prior year, due primarily to sales growth from pharmaceutical distribution and specialty pharmaceutical customers. The Patient Recovery Business acquisition also contributed to the increase in revenue in fiscal 2018.
GAAP and Non-GAAP Operating Earnings

(in millions)	2018	2017	Change
GAAP	$126	$2,120	(94)%
Restructuring and employee severance	176	56
Amortization and other acquisition-related costs	707	527
Impairments and (gain)/loss on disposal of assets	1,417	18
Litigation (recoveries)/charges, net	159	48
Non-GAAP	$2,585	$2,769	(7)%
The sum of the components may not equal the total due to rounding.
During fiscal 2018, GAAP operating earnings decreased 94 percent to $126 million and non-GAAP operating earnings decreased 7 percent to $2.6 billion.
The decrease in GAAP operating earnings was primarily due to a non-cash goodwill impairment charge related to our Medical segment; increased amortization of acquisition-related intangible assets as a result of the Patient Recovery Business acquisition; contract termination restructuring costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model; performance from Cardinal Health Brand products, primarily Cordis; performance from our Pharmaceutical segment generics program;  litigation charges associated with inferior vena cava (IVC) filter product liability claims; and the adverse impact of pharmaceutical customer contract renewals. These factors were partially offset by contributions from the Patient Recovery Business acquisition.
The decrease in non-GAAP operating earnings was primarily due to performance from Cardinal Health Brand products, primarily Cordis; performance from our Pharmaceutical segment generics program; and the adverse impact of pharmaceutical customer contract renewals. These factors were partially offset by contributions from the Patient Recovery Business acquisition.

Cardinal Health | Fiscal 2018 Form 10-K	4

MD&A	Results of Operations

GAAP and Non-GAAP Diluted EPS

($ per share)	2018	2017	Change
GAAP	$0.81	$4.03	(80)%
Restructuring and employee severance	0.48	0.11
Amortization and other acquisition-related costs	1.69	1.13
Impairments and (gain)/loss on disposal of assets	4.64	0.04
Litigation (recoveries)/charges, net	0.35	0.09
Transitional tax benefit, net	(2.97)	$—
Non-GAAP	$5.00	$5.40	(7)%
The sum of the components may not equal the total due to rounding.
During fiscal 2018, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS") decreased 80 percent to $0.81 and non-GAAP diluted EPS decreased 7 percent to $5.00.
Fiscal 2018 GAAP diluted EPS decreased primarily due to the factors impacting GAAP operating earnings and increased interest expense. These were partially offset by the net benefit from the U.S. Tax Cuts and Jobs Act ("Tax Act"), which includes a provisional transitional tax benefit of $936 million as well as the benefit from applying a lower federal tax rate to our U.S. pre-tax earnings.
Fiscal 2018 non-GAAP diluted EPS decreased primarily due to the factors impacting non-GAAP operating earnings and an increase in interest expense, partially offset by the benefit of applying a lower U.S. federal statutory tax rate under the Tax Act to U.S. pre-tax non-GAAP earnings.
Cash and Equivalents
Our cash and equivalents balance was $1.8 billion at June 30, 2018 compared to $6.9 billion at June 30, 2017. The decrease in cash and equivalents during fiscal 2018 was due to $6.1 billion paid for acquisitions, $954 million paid for debt repayments, $581 million paid in dividends, $550 million paid for share repurchases and $384 million paid for capital expenditures. These cash decreases were offset in part by $2.8 billion of net cash provided by operating activities and $861 million of cash proceeds from the sale of our China distribution business.

5	Cardinal Health | Fiscal 2018 Form 10-K

MD&A	Results of Operations

Significant Developments in Fiscal 2018 and Trends

Acquisitions and Divestitures

Patient Recovery Business Acquisition
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The acquisition further expanded the Medical segment's portfolio of Cardinal Health Brand products.
China Distribution Business Divestiture
During fiscal 2018 we completed the divestiture of our pharmaceutical and medical products distribution business in China (the "China distribution business") to Shanghai Pharmaceuticals Holding Co., Ltd. for proceeds of $861 million (after adjusting for third party indebtedness and preliminary transaction adjustments). The proceeds are not reflective of tax obligations due in connection with the sale, for which we have recorded a liability of $59 million. We recognized a pre-tax loss of $41 million related to this divestiture.
naviHealth Divestiture
In June 2018, we signed a securities purchase agreement and a contribution and rollover agreement with investor entities controlled by Clayton, Dubilier & Rice ("CD&R") to sell our ownership interest in naviHealth for proceeds of $736 million (after adjusting for certain fees and expenses) and a 44% equity interest in a partnership that owns naviHealth. We also have certain call rights to reacquire naviHealth. We do not expect a cash tax impact from this transaction because the capital gain will be offset by capital loss carry-forwards. The transaction closed on August 1, 2018. We expect to record a pre-tax gain of more than $500 million in the first quarter of fiscal 2019.
Trends

Within our Pharmaceutical segment, we expect fiscal 2019 segment profit to be less than our fiscal 2018 segment profit due to the adverse impact of customer contract renewals, generics program performance, and the previously announced loss of a large pharmaceutical distribution customer. Our generics program performance includes the negative impact of generic pharmaceutical customer pricing changes partially offset by the benefits of Red Oak Sourcing. As is generally the case, the frequency, timing, magnitude and profit impact of pharmaceutical customer pricing changes and branded and generic pharmaceutical manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2019 could be more or less than we expect.
The acquisition of the Patient Recovery Business increased Medical segment revenue and profit during fiscal 2018. We expect the acquisition to increase Medical segment profit further during fiscal 2019 due to the one additional month of results and the fiscal 2018 negative impact of the inventory fair value step up.  We also expect the acquisition will increase amortization and acquisition-related costs in fiscal 2019 due to the size and complexity of the acquisition.
The performance of our Cordis business within our Medical segment declined significantly due to inventory challenges and increased operating costs in fiscal 2018. We expect Cordis performance to stabilize in fiscal 2019.
In early fiscal 2019, we implemented certain enterprise-wide cost-saving measures, which we expect to reduce our future operating expenses.
Tax Cuts and Jobs Act
The Tax Act was enacted in December 2017. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent and required companies to pay a one-time tax to repatriate, for U.S. purposes, earnings of certain foreign subsidiaries that were previously deferred for tax purposes. The rate change was effective at the beginning of calendar year 2018 and the application of the lower federal tax rate to our U.S. pre-tax earnings resulted in a significant favorable impact to our tax provision in fiscal 2018. Additionally, we recognized a $936 million provisional net transitional tax benefit during fiscal 2018, consisting of the remeasurement of our U.S. deferred tax assets and liabilities at the lower tax rate partially offset by the expense for the repatriation tax. We expect the lower federal statutory rate to be more beneficial in fiscal 2019 than in 2018; however, beginning in fiscal 2019, the Tax Act limits certain deductions and creates new taxes on certain foreign sourced earnings, which will offset some of the additional benefit.
We are still completing our accounting for the tax effects of the Tax Act because all of the necessary information is not currently available, prepared, or analyzed.  As such, the amounts we have recorded are provisional estimates and, as permitted by the SEC, we will continue to assess the impact of enactment of the Tax Act and we may record additional provisional amounts or adjustments to provisional amounts during the first half of fiscal 2019.

Cardinal Health | Fiscal 2018 Form 10-K	6

MD&A	Results of Operations

Results of Operations
Revenue

	Revenue			Change
(in millions)	2018	2017	2016	2018	2017
Pharmaceutical	$121,241	$116,463	$109,131	4%	7%
Medical	15,581	13,524	12,430	15%	9%
Total segment revenue	136,822	129,987	121,561	5%	7%
Corporate	(13)	(11)	(15)	N.M.	N.M.
Total revenue	$136,809	$129,976	$121,546	5%	7%

Fiscal 2018 Compared to Fiscal 2017

Pharmaceutical Segment
Fiscal 2018 Pharmaceutical segment revenue grew primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $9.4 billion. The increases were partially offset by the previously announced May 2017 expiration of a large pharmaceutical distribution mail order customer contract and the February 2018 divestiture of our China distribution business.
Medical Segment
Fiscal 2018 Medical segment revenue grew mainly due to $1.9 billion of contributions from acquisitions, which primarily consists of the Patient Recovery Business acquisition.

Fiscal 2017 Compared to Fiscal 2016

Pharmaceutical Segment
Fiscal 2017 Pharmaceutical segment revenue grew primarily due to sales growth from the addition of OptumRx and from other pharmaceutical distribution customers, including branded pharmaceutical price appreciation, all of which increased revenue by $7.0 billion.
Medical Segment
Fiscal 2017 Medical segment revenue grew primarily due to sales growth from new and existing customers and $212 million in contributions from acquisitions.
Cost of Products Sold

Cost of products sold for fiscal 2018 and 2017 increased $6.2 billion (5 percent) and $8.4 billion (7 percent) compared to the prior-year periods, respectively, as a result of the same factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Fiscal 2018 Form 10-K

MD&A	Results of Operations

Gross Margin

	Consolidated Gross Margin			Change
(in millions)	2018	2017	2016	2018	2017
Gross margin	$7,181	$6,544	$6,543	10%	—%
Fiscal 2018 Compared to Fiscal 2017

Fiscal 2018 consolidated gross margin increased $637 million (10 percent) and was favorably impacted by acquisitions ($809 million), which primarily consists of the Patient Recovery Business acquisition.
Gross margin rate grew during fiscal 2018, mainly due to acquisitions, which primarily consists of the Patient Recovery Business acquisition. Gross margin rate growth was partially offset by the negative impact of changes in pharmaceutical distribution product mix and performance in our Cordis business due to inventory challenges and increased manufacturing costs.

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
Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses			Change
(in millions)	2018	2017	2016	2018	2017
SG&A expenses	$4,596	$3,775	$3,648	22%	3%

Fiscal 2018 Compared to Fiscal 2017

Fiscal 2018 SG&A expenses increased mainly due to acquisitions ($524 million), which primarily consists of the Patient Recovery Business acquisition, and enterprise-wide compensation related items.

Fiscal 2017 Compared to Fiscal 2016

Fiscal 2017 SG&A expenses increased primarily due to acquisitions ($112 million) and costs related to a multi-year project to replace certain Pharmaceutical segment finance and operating information systems, partially offset by reduced enterprise-wide incentive compensation.

Cardinal Health | Fiscal 2018 Form 10-K	8

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 16 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings			Change
(in millions)	2018	2017	2016	2018	2017
Pharmaceutical	$1,992	$2,187	$2,488	(9)%	(12)%
Medical	662	572	457	16%	25%
Total segment profit	2,654	2,759	2,945	(4)%	(6)%
Corporate	(2,528)	(639)	(486)	296%	31%
Total consolidated operating earnings	$126	$2,120	$2,459	(94)%	(14)%
Fiscal 2018 Compared to Fiscal 2017

Pharmaceutical Segment Profit
Fiscal 2018 Pharmaceutical segment profit decreased largely due to our generics program performance and the adverse impact of customer contract renewals. Our generics program performance includes the negative impact of generic pharmaceutical customer pricing changes partially offset by the benefits of Red Oak Sourcing. Performance from our specialty pharmaceutical products distribution and services business positively impacted Pharmaceutical segment profit.
Medical Segment Profit
Fiscal 2018 Medical segment profit increased largely due to acquisitions, inclusive of the unfavorable cost of products sold impact from the fair value step up of inventory acquired with the Patient Recovery Business acquisition. The increase was partially offset by performance from the Cordis business, and to a lesser extent, performance from other Cardinal Health Brand products. The performance from the Cordis business primarily reflects inventory challenges and increased operating costs.
Corporate
The changes in Corporate during fiscal 2018 are due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

Fiscal 2017 Compared to Fiscal 2016

Pharmaceutical Segment Profit
Fiscal 2017 Pharmaceutical segment profit decreased largely due to our generic program performance. The previously disclosed loss of a large pharmaceutical distribution customer, the adverse impact of customer contract renewals and reduced levels of branded pharmaceutical price appreciation also contributed to the decrease in Pharmaceutical segment profit.
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
Corporate
The changes in Corporate during fiscal 2017 are due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

9	Cardinal Health | Fiscal 2018 Form 10-K

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

(in millions)	2018	2017	2016
Restructuring and employee severance	$176	$56	$25
Amortization and other acquisition-related costs	707	527	459
Impairments and (gain)/loss on disposal of assets, net	1,417	18	21
Litigation (recoveries)/charges, net	159	48	(69)
Restructuring and Employee Severance
The increase in restructuring and employee severance during fiscal 2018 was primarily due to $125 million in contract termination costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $574 million, $395 million and $355 million for fiscal 2018, 2017 and 2016, respectively. The increase in amortization of acquisition-related intangible assets during fiscal 2018 was largely due to the Patient Recovery Business acquisition.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $109 million and $54 million during fiscal 2018 and 2017, respectively.

Impairments and (gain)/loss on disposal of assets, net
During the fourth quarter of fiscal 2018, we recognized a $1.4 billion non-cash goodwill impairment charge related to our Medical segment, as discussed further in Note 5 of the "Notes to Consolidated Financial Statements." There was no tax benefit related to this goodwill impairment charge.
Litigation (Recoveries)/Charges, Net
The increases in litigation charges during fiscal 2018 and 2017 were due to an increase in estimated losses and legal defense costs associated with inferior vena cava (IVC) filter product liability claims.
During fiscal 2016, we received and recognized income of $80 million from settlements of class action antitrust lawsuits in which we were a class member.

Earnings/(loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

	Earnings/(loss) Before Income Taxes			Change
(in millions)	2018	2017	2016	2018	2017
Other (income)/expense, net	$23	$(5)	$5	N.M.	N.M.
Interest expense, net	329	201	178	64%	13%
Loss on extinguishment of debt	2	—	—	N.M.	N.M.

Interest Expense, Net
Fiscal 2018 interest expense increased primarily due to new debt issued in June 2017 to fund a portion of the purchase price of the Patient Recovery Business acquisition.

Cardinal Health | Fiscal 2018 Form 10-K	10

MD&A	Results of Operations

Provision for Income Taxes

Generally, fluctuations in the effective tax rate are due to changes in the distribution of income among taxing jurisdictions with differing income tax rates and other reconciling items.
The fluctuations in the effective tax rate from fiscal 2017 to fiscal 2018 are primarily due to net benefits from the enactment of the Tax Act, the impact of nondeductible goodwill impairment charges, an increase in valuation allowances and a benefit from a capital loss due to international legal entity reorganization. The significant increase in valuation allowances were related to capital losses, credit carryforwards and net operating loss carryforwards in U.S. federal, U.S. state and international jurisdictions that will not likely be realized. A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 8 of the "Notes to Consolidated Financial Statements" for additional information):

	2018 (1)	2017 (2)	2016 (2)
Provision at Federal statutory rate	28.1%	35.0%	35.0%
State and local income taxes, net of federal benefit	(16.0)	1.0	1.5
Foreign tax rate differential	(48.4)	(7.3)	(0.6)
Nondeductible/nontaxable items	(10.2)	0.2	1.0
Goodwill impairment	(124.7)	—	—
Tax Act	410.9	—	—
Capital loss	71.4	—	—
Change in valuation allowances	(76.9)	7.7	0.1
Foreign tax credits	27.3	(1.6)	(0.1)
China tax	(25.8)	—	—
Other	(21.9)	(2.3)	0.2
Effective income tax rate	213.8%	32.7%	37.1%

(1)	The effective income tax rate for fiscal 2018 represents an income tax benefit tax rate.

(2)	The effective income tax rates for fiscal 2017 and 2016 represents income tax expense tax rates.
Fiscal 2018

The fiscal 2018 effective income tax rate was impacted by various items including benefits from the enactment of the Tax Act, the impact of nondeductible goodwill impairment charges, changes in valuation allowances and a benefit from a capital loss due to an international legal entity reorganization.
The net benefit from the Tax Act for fiscal 2018 includes a provisional net tax benefit of $977 million related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate, the benefit from the impact of applying a lower federal tax rate to our year-to-date U.S. pre-tax earnings and a provisional tax expense of $41 million for the one-time repatriation tax applied to our undistributed foreign earnings.
Our effective tax rate for fiscal 2018 also includes $59 million of tax expense recognized in connection with the sale of our China distribution business.
Ongoing Audits
The IRS is currently conducting audits of fiscal years 2008 through 2014.

Fiscal 2017 and Fiscal 2016

The fiscal 2017 effective income tax rate was favorably impacted by the realignment of foreign subsidiaries in anticipation of closing the acquisition of the Patient Recovery Business and also from deductions related to U.S. production activities. The state and local income tax rate decreased primarily due to resolutions with state taxing authorities.
The fiscal 2016 effective income tax rate was favorably impacted by the state and local income tax rate, which decreased due to resolutions with state taxing authorities and a shift in the distribution of income among jurisdictions. The foreign tax rate differential decreased primarily due to the deferred tax benefits recognized in fiscal 2015.

11	Cardinal Health | Fiscal 2018 Form 10-K

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $1.8 billion at June 30, 2018 compared to $6.9 billion at June 30, 2017. The decrease in cash and equivalents during fiscal 2018 was due to $6.1 billion deployed for acquisitions during the year, $954 million used for debt repayments, $581 million paid in dividends, $550 million paid for share repurchases and $384 million paid for capital expenditures, offset in part by $2.8 billion net cash provided by operating activities and $861 million of proceeds from the divestiture of the China distribution business. Net cash provided by operating activities increased by $1.6 billion from fiscal 2017 primarily due to working capital changes in part as a result of timing of customer and vendor payments related to the new Pharmaceutical segment finance and operating information systems. At June 30, 2018, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
In August 2018, we completed the sale of our interest in naviHealth to CD&R and received proceeds of $736 million (after adjusting for certain fees and expenses) and a 44% equity interest in a partnership that owns naviHealth.
The increase in cash and equivalents during fiscal 2017 of $4.5 billion was due to proceeds from a $5.2 billion debt issuance and $1.2 billion provided by operating activities, partially offset by $600 million paid for share repurchases, $577 million paid in dividends, $387 million paid in capital expenditures and $310 million in debt repayments. The $1.8 billion decrease in net cash provided by operating activities in fiscal 2017 was primarily due to an increase in working capital as a result of changes in timing of customer and vendor payments, some of which related to implementation of the new Pharmaceutical segment finance and operating information systems.

The decrease in cash and equivalents during fiscal 2016 of $2.2 billion was due to $3.6 billion deployed for acquisitions, $651 million paid for share repurchases, $512 million paid in dividends and $465 million paid in capital expenditures, partially offset by net cash provided by operating activities of $3.0 billion, which was positively impacted by increased net earnings and working capital improvements.
The cash and equivalents balance at June 30, 2018 included $557 million of cash held by subsidiaries outside of the United States. Though our foreign earnings as of December 31, 2017 have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of the Tax Act on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely reinvested. As such, no non-U.S. taxes related to repatriation were recorded at June 30, 2018. If we decide to repatriate these earnings in the future, we may be subject to certain non-U.S. taxes at that time. See Note 8 of the "Notes to Consolidated Financial Statements" for additional information on the Tax Act.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2018 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility program. At June 30, 2018, we had no amounts outstanding under our revolving credit facility or our committed receivables sales facility program. Under our commercial paper and committed receivables programs, we had maximum amounts outstanding of $1.7 billion and an average daily amount outstanding of $277 million during fiscal 2018. Our revolving credit facility and committed receivables sales facility programs require us to maintain, as of the end of any calendar quarter, a consolidated leverage ratio of no more than 4.25-to-1, which will reduce to 3.25-to-1 in March 2019. As of June 30, 2018, we were in compliance with this financial covenant.

Cardinal Health | Fiscal 2018 Form 10-K	12

MD&A	Liquidity and Capital Resources

Long-Term Obligations
In June 2018, we repaid our $550 million 1.95% Notes due 2018 in full at maturity. At June 30, 2018, we had total long-term obligations of $8.0 billion. In fiscal 2018 we sold our China distribution business, including its debt which was $378 million as of June 30, 2017. See Note 4 of the “Notes to Consolidated Financial Statements” for further discussion of this divestiture.
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

Funding for Acquisition of Medtronic's Patient Recovery Business
On July 29, 2017, we acquired the Patient Recovery Business from Medtronic for $6.1 billion in cash. We funded the acquisition through$4.5 billion in new long-term debt issued in June 2017, the use of existing cash and borrowings under existing credit arrangements.
Risk Management
We use interest rate swaps, foreign currency contracts and commodity contracts to manage our exposure to cash flow variability. We also use interest rate swaps to protect the value of our debt and use foreign currency forward contracts to protect the value of our existing and forecasted foreign currency assets and liabilities. See the "Quantitative and Qualitative Disclosures About Market Risk" section as well as Note 1 and Note 12 of the “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives as well as foreign currency, interest rate and commodity exposures.
Capital Deployment

Capital Expenditures
Capital expenditures during fiscal 2018, 2017 and 2016 were $384 million, $387 million and $465 million, respectively.
We expect capital expenditures in fiscal 2019 to be between $360 million and $390 million primarily for information technology projects, growth projects in our core business and for integration of the acquisition of the Patient Recovery Business.
Dividends
During fiscal 2018, we paid quarterly dividends totaling $1.85 per share, an increase of 3 percent from fiscal 2017.
On May 9, 2018, our Board of Directors approved a quarterly dividend of $0.4763 per share, or $1.91 per share on an annualized basis, which was paid on July 15, 2018 to shareholders of record on July 2, 2018.
On August 8, 2018, our Board of Directors approved a quarterly dividend of $0.4763 per share, or $1.91 per share on an annualized basis, which will be paid on October 15, 2018 to shareholders of record on October 1, 2018.

Share Repurchases
During fiscal 2018, we repurchased $550 million of our common shares. We funded the repurchases with available cash and short-term borrowing. At June 30, 2018, we had $893 million remaining under our existing $1.0 billion share repurchase program.
On August 16, 2018 we entered into an accelerated share repurchase program ("ASR") to purchase shares of our common stock for an aggregate purchase price of $600 million and received an initial delivery of 9.5 million shares of common stock using a reference price of $50.45. The program is expected to conclude in the second quarter of fiscal 2019.
During fiscal 2017, we repurchased $600 million of our common shares. We funded the repurchases with available cash.
Acquisition of Medtronic's Patient Recovery Business
Described above under "Funding for Acquisition of Medtronic's Patient Recovery Business."

13	Cardinal Health | Fiscal 2018 Form 10-K

MD&A	Other

Contractual Obligations
At June 30, 2018, our contractual obligations, including estimated payments due by period, are as follows:

(in millions)	2019	2020 to 2021	2022 to 2023	There-after	Total
Long-term debt and short-term borrowings (1)	$999	$964	$2,259	$4,783	$9,005
Interest on long-term debt	303	531	420	2,068	3,322
Capital lease obligations (2)	2	4	2	—	8
Operating leases (3)	113	174	99	103	489
Purchase obligations and other payments (4)	534	501	382	196	1,613
Total contractual obligations (5)	$1,951	$2,174	$3,162	$7,150	$14,437

(1)
Represents maturities of our long-term debt obligations and other short-term borrowings excluding capital lease obligations described below. See Note 7 of the “Notes to Consolidated Financial Statements” for further information.

(2)	Represents maturities of our capital lease obligations included within long-term obligations in our consolidated balance sheets.

(3)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms as described in Note 9 of the “Notes to Consolidated Financial Statements.”

(4)
A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments of $45.6 million that we are required to pay CVS Health Corporation ("CVS") in connection with Red Oak Sourcing and will be in place for the remaining six years of the agreement. See Note 9 of the “Notes to Consolidated Financial Statements” for additional information.

(5)
Long-term liabilities, such as unrecognized tax benefits, deferred taxes and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 8 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.

Off-Balance Sheet Arrangements
We had no significant "off-balance sheet arrangements" at June 30, 2018, as that term is defined in the SEC rules.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Cardinal Health | Fiscal 2018 Form 10-K	14

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2018, would result in an increase or decrease in bad debt expense of $8 million. We believe the reserve maintained and expenses recorded in fiscal 2018 are appropriate.

At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. The following table presents information regarding the allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2018	2017	2016
Allowance for doubtful accounts at beginning of period	$137	$135	$135
Charged to costs and expenses	114	60	74
Reduction to allowance for customer deductions and write-offs	(111)	(58)	(74)
Allowance for doubtful accounts at end of period	$139	$137	$135
Allowance as a percentage of customer receivables	1.8%	1.7%	1.8%
Allowance as a percentage of revenue	0.10%	0.11%	0.11%
The sum of the components may not equal the total due to rounding.
Inventories

A substantial portion of our inventories (56 percent at both June 30, 2018 and 2017) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Inventories.
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

We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2018 or 2017 because inventories valued at LIFO were $92 million and $46 million higher than the average cost value at June 30, 2018 and 2017, respectively. We do not record inventories in excess of replacement cost. As such, we did not record a LIFO reserve in fiscal 2018 and 2017.
Our remaining inventory that is not valued at the lower of LIFO or market is stated at the lower of cost, using the first-in, first-out method, or market. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $147 million and $76 million at June 30, 2018 and 2017, respectively. The increase in the reserves for excess and obsolete inventory during fiscal 2018 was driven by increased inventory reserves within our Medical segment Cordis business and the Patient Recovery acquisition.

15	Cardinal Health | Fiscal 2018 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.
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
Goodwill and Other Indefinite-Lived Intangible Assets

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
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (which are components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division); Nuclear Pharmacy Services division; Medical operating segment (excluding our Cardinal Health at Home division and naviHealth division) (“Medical Unit”); Cardinal Health at Home division; and naviHealth division.
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
Our determination of estimated fair value of our reporting units is based on a combination of the income-based and market-based approaches (using discount rates ranging from 8.5 percent to 13.5 percent). We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units.
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
We performed annual impairment testing in fiscal 2018, 2017 and 2016 and, with the exception of our Medical Unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. As discussed further in Note 5 of the "Notes to Consolidated Financial Statements," during the fourth quarter of fiscal 2018 we recognized a $1.4 billion goodwill impairment charge related to our Medical Unit, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings. The impairment was primarily driven by inventory and cost challenges within our Cordis business which furthered in the fourth quarter of fiscal 2018. There was no tax benefit related to the goodwill impairment charge. If the fair value of the Medical Unit were to decline below its carrying value in subsequent periods, additional impairment would be recognized in those periods. For any of our other reporting units, there would not have been an impairment for fiscal 2018 if we raised the discount rate by 1 percent.

Cardinal Health | Fiscal 2018 Form 10-K	16

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

The impairment test for indefinite-lived intangibles other than goodwill (primarily IPR&D) involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. Our qualitative evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.
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

Vendor reserves were $45 million and $50 million at June 30, 2018 and 2017, respectively. Approximately 69 percent of the vendor reserve at the end of fiscal 2018 pertained to the Pharmaceutical segment compared to 77 percent at the end of fiscal 2017. The reserve balance will fluctuate due to variations in outstanding claims from period-to-period, timing of resolutions and specific vendor issues.
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
Self-insurance accruals include an estimate for expected settlements on pending claims, defense costs, administrative fees, claims adjustment costs and an estimate for claims incurred but not reported. For certain types of exposures, we develop the estimate of expected ultimate costs to settle each claim based on specific information related to each claim if available. Other estimates are based on an assessment of outstanding claims, historical analysis and current payment trends. For claims incurred but not reported, the liabilities are calculated and derived in accordance with generally accepted actuarial practices or using an estimated lag period.
We regularly review contingencies and self-insurance accruals to determine whether our accruals and related disclosures are adequate. Examples of such contingencies include the New York Opioid Stewardship Act, various lawsuits related to the distribution of prescription opioid pain medications and the Cordis IVC filter lawsuits. The amount of loss may differ from these estimates. See Note 9 of the “Notes to Consolidated Financial Statements” for additional information regarding loss contingencies and product liability lawsuits.

17	Cardinal Health | Fiscal 2018 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Provision for Income Taxes

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
The following table presents information about our tax position at June 30:

(in millions)	2018	2017
Total deferred income tax assets (1)	$848	$692
Valuation allowance for deferred income tax assets (2)	(412)	(237)
Net deferred income tax assets	436	455
Total deferred income tax liabilities	(2,213)	(2,331)
Net deferred income tax liability	$(1,777)	$(1,876)

(1)	Total deferred income tax assets included $526 million and $378 million of loss and tax credit carryforwards at June 30, 2018 and 2017, respectively.

(2)	The valuation allowance primarily relates to federal, state and international loss and credit carryforwards for which the ultimate realization of future benefits is uncertain.
Expiring or unusable loss and credit carryforwards and the required valuation allowances are adjusted quarterly when it is more likely than not that at least a portion of the respective deferred tax assets will not be realized. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described above. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.
Our assumptions and estimates around uncertain tax positions require significant judgment; the actual amount of tax benefit related to uncertain tax positions may differ from these estimates. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information regarding unrecognized tax benefits.
We believe that our estimates for the valuation allowances against deferred tax assets and unrecognized tax benefits are appropriate based on current facts and circumstances. The amount we ultimately pay when matters are resolved may differ from the amounts accrued. Changes in our current estimates due to unanticipated market conditions, tax law changes or other factors could have a material effect on our ability to utilize deferred tax assets. For a further discussion on Provision for Income Taxes, see Note 8 of the “Notes to the Consolidated Financial Statements.”
The calculation of our tax liabilities includes estimates for uncertainties in the application of broad and complex changes to the U.S. tax code as per the Tax Cuts and Jobs Act ("the Tax Act") as enacted by the United States government on December 22, 2017. Although we are still completing our accounting for the tax effects of the Tax Act, we have made reasonable estimates and recorded provisional amounts based on management judgment and our current understanding of the Tax Act which is subject to further interpretation by the Internal Revenue Service ("IRS"). See Note 8 of the “Notes to Consolidated Financial Statements” for additional information regarding the Tax Act.
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
We analyze historical data to estimate option exercise behaviors and post-vesting forfeitures. The expected life of the options granted, which represents the length of time in years that the options granted are expected to be outstanding, is calculated from the option valuation model. Expected volatilities are based on implied volatility from traded options on our common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (up to ten years).
Forfeiture estimates for all types of awards are adjusted as circumstances change and ultimately reflect actual forfeitures when an award vests. Actual forfeitures in future reporting periods could be higher or lower than our current estimates.
Compensation expense for nonvested performance share units depends on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. See Note 17 of the "Notes to Consolidated Financial Statements" for additional information regarding share-based compensation.

Cardinal Health | Fiscal 2018 Form 10-K	18

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2018 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP. In addition to analyzing our business based on financial information prepared in accordance with GAAP, we use these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning, and determine incentive compensation because we believe that these measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business. We provide these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on our financial and operating results on a year-over-year basis and in comparing our performance to that of our competitors. However, the non-GAAP financial measures that we use may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth below should be carefully evaluated.
Exclusions from Non-GAAP Financial Measures
Management believes it is useful to exclude the following items from the non-GAAP measures presented in this report for its own and for investors’ assessment of the business for the reasons identified below:

•
LIFO charges and credits are excluded because the factors that drive last-in first-out ("LIFO") inventory charges or credits, such as pharmaceutical manufacturer price appreciation or deflation and year-end inventory levels (which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end), are largely out of our control and cannot be accurately predicted. The exclusion of LIFO charges and credits from non-GAAP metrics facilitates comparison of our current financial results to our historical financial results and to our peer group companies’ financial results.

•	Restructuring and employee severance costs are excluded because they are not part of the ongoing operations of our underlying business.

•
Amortization and other acquisition-related costs, which include transaction costs, integration costs, and changes in the fair value of contingent consideration obligations, are excluded primarily for consistency with the presentation of the financial results of our peer group companies. Additionally, costs for amortization of acquisition-related intangible assets are non-cash amounts, which are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion facilitates comparison of historical, current and forecasted financial results. We also exclude other acquisition-related costs, which are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. These costs are also significantly impacted by the timing, complexity and size of acquisitions.

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

•
Loss on extinguishment of debt is excluded because it does not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt extinguishment transactions.

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

19	Cardinal Health | Fiscal 2018 Form 10-K

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
Non-GAAP Net Earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, (5) litigation (recoveries)/charges, net, (6) loss on extinguishment of debt, each net of tax, and (7) transitional tax benefit related to the Tax Cuts and Jobs Act.
Non-GAAP effective tax rate: (provision for income taxes adjusted for (1) LIFO charges/(credits), (2) restructuring and employee severance, (3) amortization and other acquisition-related costs, (4) impairments and (gain)/loss on disposal of assets, (5) litigation (recoveries)/charges, net, (6) loss on extinguishment of debt, and (7) transitional tax benefit, (net) divided by (earnings before income taxes adjusted for the first six items).
Non-GAAP diluted EPS attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Fiscal 2018 Form 10-K	20

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for Income Taxes	Net Earnings[1,2]	Net Earnings/(Loss)[1,2] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1,2] Growth Rate
	Fiscal Year 2018
GAAP	$126	(94)%	$(228)	$(487)	$259	(80)%	$0.81	(80)%
Restructuring and employee severance	176		176	25	151		0.48
Amortization and other acquisition-related costs	707		707	176	531		1.69
Impairments and loss on disposal of assets[4]	1,417		1,417	(44)	1,461		4.64
Litigation (recoveries)/charges, net	159		159	48	111		0.35
Loss on extinguishment of debt	—		2	1	1		—
Transitional tax benefit, net[3]	—		—	936	(936)		(2.97)
Non-GAAP	$2,585	(7)%	$2,233	$655	$1,578	(9)%	$5.00	(7)%

	Fiscal Year 2017
GAAP	$2,120	(14)%	$1,924	$630	$1,288	(10)%	$4.03	(7)%
Restructuring and employee severance	56		56	20	36		0.11
Amortization and other acquisition-related costs	527		527	165	362		1.13
Impairments and loss on disposal of assets	18		18	6	12		0.04
Litigation (recoveries)/charges, net	48		48	19	29		0.09
Non-GAAP	$2,769	(4)%	$2,572	$839	$1,727	—%	$5.40	3%

	Fiscal Year 2016
GAAP	$2,459	14%	$2,276	$845	$1,427	18%	$4.32	20%
Restructuring and employee severance	25		25	9	16		0.05
Amortization and other acquisition-related costs	459		459	143	316		0.96
Impairments and (gain)/loss on disposal of assets	21		21	6	15		0.04
Litigation (recoveries)/charges, net	(69)		(69)	(27)	(42)		(0.13)
Non-GAAP	$2,895	17%	$2,711	$976	$1,732	18%	$5.24	20%

	Fiscal Year 2015
GAAP	$2,161	15%	$1,967	$755	$1,212	4%	$3.61	7%
Restructuring and employee severance	44		44	15	29		0.09
Amortization and other acquisition-related costs	281		281	100	181		0.54
Impairments and (gain)/loss on disposal of assets	(19)		(19)	(10)	(9)		(0.03)
Litigation (recoveries)/charges, net	5		5	(14)	19		0.06
Loss on extinguishment of debt	—		60	23	37		0.11
Non-GAAP	$2,472	16%	$2,339	$870	$1,469	11%	$4.38	14%

	Fiscal Year 2014
GAAP	$1,885	89%	$1,798	$635	$1,163	247%	$3.37	247%
Restructuring and employee severance	31		31	11	20		0.06
Amortization and other acquisition-related costs	223		223	79	144		0.42
Impairments and (gain)/loss on disposal of assets	15		15	5	10		0.03
Litigation (recoveries)/charges, net	(21)		(21)	(8)	(13)		(0.04)
Non-GAAP	$2,133	4%	$2,047	$722	$1,324	3%	$3.84	3%

[1]	from continuing operations

[2]	attributable to Cardinal Health, Inc.

[3]
Reflects the estimated net transitional benefit from the re-measurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries.  We have not yet completed our analysis of the impact of the Tax Act and, as such, these amounts are provisional estimates and we may record additional provisional amounts or adjustments to the provisional amounts in future periods.

[4]	Fiscal year 2018 includes a goodwill impairment charge of $1.4 billion related to our Medical segment. There was no tax benefit related to this goodwill impairment charge.

The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

21	Cardinal Health | Fiscal 2018 Form 10-K

Selected Financial Data

Selected Financial Data
The consolidated financial data below includes all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and MD&A.

(in millions, except per common share amounts)	2018[1,2]	2017	2016	2015	2014
Earnings Data:
Revenue	$136,809	$129,976	$121,546	$102,531	$91,084

Operating earnings	126	2,120	2,459	2,161	1,885

Earnings from continuing operations	259	1,294	1,431	1,212	1,163
Earnings/(loss) from discontinued operations, net of tax	—	—	—	3	3
Net earnings	259	1,294	1,431	1,215	1,166
Less: Net earnings attributable to noncontrolling interests	(3)	(6)	(4)	—	—
Net earnings attributable to Cardinal Health, Inc.	$256	$1,288	$1,427	$1,215	$1,166

Basic earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$0.82	$4.06	$4.36	$3.65	$3.41
Discontinued operations	—	—	—	0.01	0.01
Net basic earnings per common share attributable to Cardinal Health, Inc.	$0.82	$4.06	$4.36	$3.66	$3.42

Diluted earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$0.81	$4.03	$4.32	$3.61	$3.37
Discontinued operations	—	—	—	0.01	0.01
Net diluted earnings per common share attributable to Cardinal Health, Inc.	$0.81	$4.03	$4.32	$3.62	$3.38

Cash dividends declared per common share	$1.8635	$1.8091	$1.6099	$1.4145	$1.2500

Balance Sheet Data:
Total assets	$39,951	$40,112	$34,122	$30,142	$26,033
Long-term obligations, less current portion	8,012	9,068	4,952	5,211	3,171
Total Cardinal Health, Inc. shareholders' equity	6,059	6,808	6,554	6,256	6,401
1During the fourth quarter of fiscal 2018, we recognized a non-cash goodwill impairment charge of $1.4 billion related to our Medical segment. There was no tax benefit related to this goodwill impairment charge.
2During fiscal 2018, the United States enacted the Tax Cuts and Jobs Act. See Note 8 for more information.

Cardinal Health | Fiscal 2018 Form 10-K	22

Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity price-related changes. We maintain a hedging program to manage volatility related to some of these market exposures which employs operational, economic, and derivative financial instruments in order to mitigate risk. See Note 1 and Note 12 of the “Notes to Consolidated Financial Statements” for further discussion regarding our use of derivative instruments.
Foreign Exchange Rate Sensitivity

By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. The following foreign currencies represent the principal drivers of our foreign exchange exposure: Canadian dollar, Euro, Thai baht, Mexican peso and Chinese renminbi.
We apply a Value-At-Risk ("VAR") methodology to our transactional and translational exposures. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. At the end of each fiscal year we perform sensitivity analyses on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Applying a VAR methodology to our transactional exposure and including the impact of our hedging program, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $26 million, which is based on a one-year horizon and a 95 percent confidence level. Under the same methodology, at June 30, 2017, our potential maximum loss in earnings for the upcoming fiscal year was estimated to be $19 million.
Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Applying a VAR methodology to our translational exposure, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $9 million, which is based on a one-year horizon and a 95 percent confidence level. Under the same methodology, at June 30, 2017, our potential maximum loss in earnings for the upcoming fiscal year was estimated to be $14 million.
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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. This analysis assumes a hypothetical 50 basis point change in interest rates. At June 30, 2018 and 2017, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change was $15 million and $16 million, respectively.
We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2018, a hypothetical increase or decrease of 50 basis points in interest rates would result in no change in the estimated fair value. At June 30, 2017, a hypothetical increase or decrease of 50 basis points in interest rates would result in a potential increase or decrease of $1 million in the estimated fair value.

23	Cardinal Health | Fiscal 2018 Form 10-K

Disclosures about Market Risk

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2018 increased approximately $190 million from June 30, 2017 primarily due to the acquisition of the Patient Recovery Business. At June 30, 2018 and 2017, we had hedged a portion of these direct commodity exposures (see Note 12 of the “Notes to Consolidated Financial Statements” for further discussion).

Our forecasted direct commodity exposures for the upcoming fiscal years were $424 million and $234 million at June 30, 2018 and 2017, respectively. The potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts, for the upcoming fiscal year were $42 million and $23 million at June 30, 2018 and 2017, respectively. The hypothetical offsetting impact of hedges in both periods was minimal. In prior years, we forecasted both direct and indirect exposure to commodity pricing changes. Beginning in fiscal 2018, we began only estimating direct exposure because it is the primary way that we view and manage commodity risk. Under the prior methodology, our exposure in fiscal 2017 for the next fiscal year was estimated to be $411 million and the potential gain/loss was $41 million.

Cardinal Health | Fiscal 2018 Form 10-K	24

Business

Business
General

Cardinal Health, Inc. is a global integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency from hospital to home.
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

•
through its Specialty Solutions division, distributes specialty pharmaceutical products to hospitals and other healthcare providers and provides consulting, patient support and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers; and

•
operates nuclear pharmacies and manufacturing facilities through its Nuclear Pharmacy Services division, which manufactures, prepares and delivers radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and physician offices. This division also contract manufactures a radiopharmaceutical treatment (Xofigo) and holds the North American rights to manufacture and distribute Lymphoseek, a radiopharmaceutical diagnostic imaging agent.

See Note 16 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2018, 2017 and 2016.

Pharmaceutical Distribution
Our Pharmaceutical Distribution division’s gross margin includes margin from our generic pharmaceutical program, from distribution services agreements with branded pharmaceutical manufacturers and from over-the-counter healthcare and consumer products. It also includes manufacturer cash discounts.
Margin from our generic pharmaceutical program includes price discounts and rebates from manufacturers and may in some instances include price appreciation. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a product, because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time.
Margin from distribution services agreements with branded pharmaceutical manufacturers is derived primarily from compensation we receive for providing a range of distribution and related services to manufacturers. Our compensation typically is a percentage of the wholesale acquisition cost that is set by manufacturers. In addition, under a limited number of agreements, branded pharmaceutical price appreciation, which is determined by the manufacturers, also serves as part of our compensation.
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

25	Cardinal Health | Fiscal 2018 Form 10-K

Business

Medical Segment

Our Medical segment manufactures and sources Cardinal Health branded medical, surgical and laboratory products, including cardiovascular and endovascular products; wound care products; single-use surgical drapes, gowns and apparel; exam and surgical gloves; and fluid suction and collection systems. We further expanded this segment's portfolio of Cardinal Health Brand products through the acquisition of the Patient Recovery Business from Medtronic in July 2017, which includes incontinence, wound care, enteral feeding, urology, operating room supply, electrode and needle, syringe and sharps disposal product lines. Our Cardinal Health Brand products are sold directly or through third-party distributors in the United States, Canada, Europe, Asia and other markets.
The Medical segment also distributes a broad range of national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada.

This segment also distributes medical products to patients' homes in the United States through our Cardinal Health at Home division.
This segment also assembles and sells sterile and non-sterile procedure kits. It also provides supply chain services, including spend management, distribution management and inventory management services, to healthcare providers.
naviHealth Partnership
In August 2018, we entered into a partnership with CD&R through which we own 44% of the ownership interests in the naviHealth business. naviHealth partners with health plans, hospital systems, physician groups and other healthcare providers to manage post-acute care through value-based programs.
See Note 16 of the “Notes to Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2018, 2017 and 2016.

Acquisitions and Divestitures

Acquisitions
We have acquired a number of businesses over the years that have enhanced our core strategic areas of Cardinal Health Brand medical products, generic pharmaceutical distribution and services, specialty pharmaceutical products and services, international and post-acute care. We expect to continue to pursue additional acquisitions in the future.
During the last five fiscal years, we completed the following three large acquisitions:

Date	Company	Location	Lines of Business	Acquisition Price (in billions)
07/17	Patient Recovery Business of Medtronic, plc	Mansfield, MA	Patient Care, Deep Vein Thrombosis and Nutritional Insufficiency	$6.1
10/15	Cordis business of Johnson & Johnson	Fremont, CA	Cardiovascular and endovascular products	$1.9
07/15	The Harvard Drug Group	Livonia, MI	Pharmaceutical product distribution	$1.1
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
Divestitures
Over the past year, we have also completed several divestitures, including, in February 2018, selling our pharmaceutical and medical products distribution business in China to Shanghai Pharmaceuticals Holding Co., Ltd. for proceeds of $861 million (after adjusting for third party indebtedness and preliminary transaction adjustments).
Additionally, in August 2018, we completed the sale of our ownership interest in naviHealth, Inc. to investor entities controlled by CD&R for proceeds of $736 million (after adjusting for certain fees and expenses) and a 44% equity interest in a partnership that owns the naviHealth business.
We had acquired our ownership interest in naviHealth through a series of transactions, beginning in fiscal 2016, when we acquired a 71% ownership interest. As of the end of fiscal 2018, we owned 98% of the interests in naviHealth.

Cardinal Health | Fiscal 2018 Form 10-K	26

Business

Customers

Our largest customers, CVS and OptumRx accounted for 25 percent and 11 percent of our fiscal 2018 revenue, respectively. In the aggregate, our five largest customers, including CVS and OptumRx, accounted for 47 percent of our fiscal 2018 revenue. Our pharmaceutical distribution agreements with CVS extend through June 2019.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across all of our businesses, collectively accounted for 22 percent of our revenue in fiscal 2018.
Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 29 percent of our revenue during fiscal 2018, but no single supplier’s products accounted for more than 8 percent of revenue.
Competition

We operate in a highly competitive environment in the distribution of pharmaceuticals and consumer healthcare products. We also operate in a highly competitive environment in the development, manufacturing and distribution of medical devices and surgical products. We compete on many levels, including price, service offerings, support services, breadth of product lines and product quality and efficacy.
In the Pharmaceutical segment, we compete with wholesale distributors with national reach, including McKesson Corporation and AmerisourceBergen Corporation, regional wholesale distributors, self-warehousing chains, specialty distributors, third-party logistics companies, companies that provide specialty pharmaceutical services and nuclear pharmacies, among others. In addition, the Pharmaceutical segment has experienced competition from a number of organizations offering generic pharmaceuticals, including telemarketers. We also compete with manufacturers that sell their products directly.
In the Medical segment, we compete with many diversified healthcare companies and national medical product distributors, such as Medline Industries, Inc., Owens & Minor, Inc. and Becton, Dickinson and Company, as well as regional medical product distributors and companies that are focused on specific product categories. We also compete with companies that distribute medical products to patients' homes and third-party logistics companies.
Employees

At June 30, 2018, we had approximately 32,300 employees in the United States and approximately 17,900 employees outside of the United States.
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

27	Cardinal Health | Fiscal 2018 Form 10-K

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

•	state health departments, insurance departments, Medicaid departments or other comparable state agencies;

•	state boards of pharmacy and other controlled substance authorities;

•	the U.S. Nuclear Regulatory Commission (the “NRC”);

•	the U.S. Federal Trade Commission (the "FTC");

•	U.S. Customs and Border Protection; and

•	agencies comparable to those listed above in markets outside the United States.
These regulatory agencies have a variety of civil, administrative and criminal sanctions at their disposal for failure to comply with applicable legal or regulatory requirements. They can suspend our ability to manufacture and distribute products, initiate product recalls, seize products or impose criminal, civil and administrative sanctions.
Distribution
State Boards of Pharmacy, FDA, DEA and various other state authorities regulate the marketing, purchase, storage and distribution of pharmaceutical and medical products under various federal and state statutes including the federal Prescription Drug Marketing Act of 1987, Drug Quality and Security Act of 2013 (the “DQSA”), and Controlled Substances Act (the "CSA"). The CSA governs the sale, packaging, storage and distribution of controlled substances. Wholesale distributors of controlled substances must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the CSA. They must also comply with state requirements relating to controlled substances that differ from state to state.
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

Cardinal Health | Fiscal 2018 Form 10-K	28

Business

and transfer of personal data. The EU General Data Protection Regulation ("GDPR") includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the EU to comply with EU privacy and data protection rules.
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
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act or "Track and Trace," establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to prevent the introduction of counterfeit, adulterated or mislabeled drugs. The first phase of implementation began in 2015, and upon full implementation in 2023, we and other supply chain stakeholders will participate in an electronic, interoperable, prescription drug tracing system. In addition, the FDA also has issued regulations requiring most medical device labeling to bear a unique device identifier. These regulations are being phased in through 2020. The MDR finalized in the EU in 2017 also introduces a new unique device identifier requirement with a three-year transition period.
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
Similarly, we are subject to U.S. and foreign laws concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other foreign anti-bribery laws. Among other things, these laws generally prohibit companies and their intermediaries from offering, promising or making payments to officials of foreign governments for the purpose of obtaining or retaining business.

29	Cardinal Health | Fiscal 2018 Form 10-K

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
We offer market payment terms to our customers.
Revenue and Long-Lived Assets by Geographic Area

See Note 16 of the “Notes to Consolidated Financial Statements” for revenue and long-lived assets by geographic area.

Cardinal Health | Fiscal 2018 Form 10-K	30

Risk Factors

Risk Factors
The risks described below could materially and adversely affect our results of operations, financial condition, liquidity or cash flows. These are not the only risks we face. Our businesses also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
We could continue to suffer the adverse effects of competitive pressures.
As described in greater detail in the "Business" section, we operate in markets that are highly competitive and dynamic. In addition, competitive pressures in our pharmaceutical and medical distribution may be increased by new business models, new entrants, new regulations, or changes in consumer demand.  Our businesses face continued pricing pressure from these factors, which adversely affects our margins. If we are unable to offset margin reductions caused by these pricing pressures through steps such as sourcing or cost control measures, additional service offerings and sales of higher margin products, our results of operations could continue to be adversely affected.
Our Pharmaceutical segment’s generic pharmaceutical program may continue to be adversely affected by pricing changes and fewer product launches.
The performance of our Pharmaceutical segment’s generic pharmaceutical program declined in fiscal 2018 and 2017 and is expected to decline in fiscal 2019.  The decline has been due to generic pharmaceutical customer pricing deflation and less benefit from new generic pharmaceutical launches, which have more than offset the benefits from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS.  If we continue to be unable to offset this decline, our Pharmaceutical segment profit and consolidated operating earnings will continue to be adversely affected.
The extent and magnitude of generic pharmaceutical pricing changes is uncertain in future fiscal years and may vary from what we anticipate. Similarly, the number of new generic pharmaceutical launches also varies from year to year, and the margin impact of these launches varies from product to product. Finally, the benefit from Red Oak Sourcing could be less than we anticipate.
CVS is a large customer that generates a significant amount of our revenue.
Our sales and credit concentration is significant. CVS accounted for 25 percent of our fiscal 2018 revenue and 22 percent of our gross trade receivable balance at June 30, 2018. Our pharmaceutical distribution agreements with CVS expire in June 2019. If CVS does not renew our agreements, renews our agreements at a reduced price or significantly reduces its purchases from us, our results of operations and financial condition could be adversely affected.
Changes in manufacturer approaches to pricing branded pharmaceutical products could have an adverse effect on our Pharmaceutical segment’s margins.
Our compensation under contractual arrangements with manufacturers for the purchase of branded pharmaceutical products is set as a percentage of the wholesale acquisition cost set by the manufacturer. Sales prices of branded pharmaceutical products to our customers generally are a percentage discount from wholesale acquisition cost.
In recent years, pharmaceutical manufacturers have generally increased the wholesale acquisition cost of their branded pharmaceuticals each year. In May 2018, the U.S. government announced plans to, among other things, adopt policies to encourage manufacturers to limit increases in (or reduce) wholesale acquisition cost. If manufacturers change their historical approach to setting and increasing wholesale acquisition cost and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our Pharmaceutical segment profit and consolidated operating earnings could be adversely affected.
Our Pharmaceutical segment’s margins under a limited number of our distribution services agreements with branded pharmaceutical manufacturers are affected by prices established by the manufacturers.
Our distribution services agreements with branded pharmaceutical manufacturers generally provide that we receive fees from the manufacturers to compensate us for services we provide them.  Under a limited number of agreements, branded pharmaceutical price appreciation, which is determined by the manufacturers currently also serves as a part of our compensation. If manufacturers decide not to increase prices or to implement only small increases and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our margins could be adversely affected.
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

31	Cardinal Health | Fiscal 2018 Form 10-K

Risk Factors

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
Our global operations are required to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with any of these laws, we could suffer civil or criminal sanctions.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions.

The Tax Act was enacted in December 2017. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent and required companies to pay a one-time tax to repatriate, for U.S. purposes, earnings of certain foreign subsidiaries that were previously deferred for tax purposes. In addition, beginning in our fiscal year 2019, the Tax Act limits certain deductions and creates new taxes on certain foreign sourced earnings. While we generally expect the impact of the Tax Act to be positive, it is possible that the limitation of certain deductions and the creation of new taxes could be more detrimental to us than anticipated.
From time to time, initiatives are proposed in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate or tax payments. Specific initiatives that may impact us include the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid.
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

Cardinal Health | Fiscal 2018 Form 10-K	32

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
From time to time, our businesses perform business process improvements or infrastructure modernizations or use service providers for key systems and processes, such as receiving and processing customer orders, customer service and accounts payable. If any of these initiatives are not successfully or efficiently implemented or maintained, they could adversely affect our business and our internal control over financial reporting.
Our business relies on the secure transmission, storage and hosting of patient-identifiable health information, financial information and other sensitive information relating to our customers, company and workforce. We have programs in place to detect, contain and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, hardware, software or applications developed internally or procured from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties also may attempt to gain access to our or a service provider's systems or facilities through fraud, trickery or other forms of deception. Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information and the new EU general data protection regulation (GDPR).
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
For example, we are subject to a number of lawsuits and investigations related to the national health crisis involving the abuse of opioid pain medication as described below in the Risk Factor titled "The public health crisis involving the abuse of prescription opioid pain medication could negatively affect our business" and in Note 9 to the "Notes to Consolidated Financial Statements."
Additionally, some of the products that we distribute or manufacture have been and may in the future be alleged to cause personal injury, subjecting us to product liability claims. For example, we are a defendant in product liability lawsuits that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. We have accrued an amount for losses and legal defense costs related to these lawsuits, which are discussed in Note 9 of the “Notes to Consolidated Financial Statements." Any settlement of or judgment for a product liability claim that is not covered by insurance and is in excess of any prior accruals could adversely affect our results of operations and financial condition.
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

33	Cardinal Health | Fiscal 2018 Form 10-K

Risk Factors

A significant number of counties, municipalities and other plaintiffs, including a number of state attorneys general, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors (including us), retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications. In addition, we are currently being investigated by about 40 other states for the same activities and may be named as a defendant in additional lawsuits in the future. We are vigorously defending ourselves in these lawsuits. The defense and resolution of current and future lawsuits could adversely affect our results of operations and financial condition or have adverse reputational or operational effects on our business. See Note 9 of the "Notes to the Consolidated Financial Statements" for more information regarding these matters.
Other legislative, regulatory or industry measures related to the public health crisis could affect our business in ways that we may not be able to predict. For example, in April 2018, the State of New York created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. In addition, legislation has been proposed in some states that, if enacted, could require distributors to pay taxes on the distribution of opioid medications in those states. These proposed bills vary in the tax amounts and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations unless we are able to mitigate them through operational changes or commercial arrangements where permitted.
Unfavorable publicity regarding the abuse or misuse of prescription opioid pain medications and the role of wholesale distributors in the supply chain of such prescription medications, as well as the continued proliferation of the opioid lawsuits, investigations, regulations and legislative actions discussed above could adversely affect our reputation and results of operations.
Our ability to manage and complete acquisitions and divestitures could impact our strategic objectives and financial condition.
An important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. In fiscal 2018, we spent $6.1 billion to acquire other businesses including, in July 2017, the acquisition of the Patient Recovery Business from Medtronic for $6.1 billion and divested our China distribution business as well as our majority interest in naviHealth.
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
When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. We could also experience greater dis-synergies than expected and the impact of the divestiture on our results of operations could be greater than anticipated.
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
As a result of our international operations, we have exposure to economic, political and currency risks, including changes in tariffs.
We conduct our operations in various regions of the world outside of the United States, including Europe, Asia and Latin America. Global developments can affect our business in many ways. Our global operations are affected by local economic environments, including inflation, recession and competition. Additionally, divergent or unfamiliar regulatory systems and labor markets also can increase the risks and burdens of operating in numerous countries.
Changes or uncertainty in U.S. or foreign policy, including any changes or uncertainty with respect to U.S. or international trade

Cardinal Health | Fiscal 2018 Form 10-K	34

Risk Factors

policies or tariffs, also can disrupt our global operations, as well as our customers and suppliers, in a particular location and may require us to spend more money to source certain products or materials that we purchase.
In addition, we conduct our business in U.S. dollars and various functional currencies of our foreign subsidiaries. Changes in foreign currency exchange rates could adversely affect our financial results, which are reported in U.S. dollars. We may not be able to hedge to protect us against these exposures, and any hedges may not successfully mitigate these exposures.
Our goodwill may be further impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. This year, as a result of the required annual test, we have recorded a $1.4 billion impairment to goodwill within our Medical segment. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. In addition to the impairment to goodwill in our Medical segment, it is possible that we may record significant charges related to other business units or we may record additional charges in our Medical segment, which charge or charges could adversely affect our results of operations. See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.

35	Cardinal Health | Fiscal 2018 Form 10-K

Properties and Legal Proceedings

Properties
In the United States and Puerto Rico, at June 30, 2018, the Pharmaceutical segment operated 24 primary pharmaceutical distribution facilities and one national logistics center; seven specialty distribution facilities; and more than 140 nuclear pharmacy and radiopharmaceutical manufacturing facilities. The Medical segment operated more than 70 medical-surgical distribution, assembly, manufacturing and other operating facilities in the United States and Puerto Rico. Our U.S. operating facilities are located in 45 states.
Outside the United States and Puerto Rico, at June 30, 2018, our Medical segment operated 25 facilities in Canada, Costa Rica, the Dominican Republic, Germany, Ireland, Japan, Malaysia, Malta, Mexico and Thailand that engage in manufacturing, distribution or research.

At June 30, 2018, we owned more than 75 operating facilities and leased more than 200 operating facilities around the world. Our principal executive offices are headquartered in an owned building located at 7000 Cardinal Place in Dublin, Ohio.
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

Cardinal Health | Fiscal 2018 Form 10-K	36

Market for Registrant's Common Equity

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.” The following table reflects the range of the reported high and low closing prices of our common shares as reported on the New York Stock Exchange Composite Tape and the per share dividends declared for the fiscal years ended June 30, 2018 and 2017 and paid quarterly. It also reflects the range of the reported high and low closing prices of our common shares from July 1, 2018 through the period ended on July 31, 2018 and the per share dividends declared from July 1, 2018 through the period ended on July 31, 2018:

	High	Low	Dividends Declared
Fiscal 2017
Quarter Ended:
September 30, 2016	$84.92	$75.26	$0.4489
December 31, 2016	76.71	65.17	0.4489
March 31, 2017	83.80	72.47	0.4489
June 30, 2017	82.71	71.18	0.4624

Fiscal 2018
Quarter Ended:
September 30, 2017	$78.69	$64.36	$0.4624
December 31, 2017	68.24	55.00	0.4624
March 31, 2018	75.23	61.22	0.4624
June 30, 2018	65.82	48.83	0.4763

Fiscal 2019	$50.80	$48.80	$—
At July 31, 2018 there were approximately 7,817 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
April 2018	292	$63.07	—	$993
May 2018	449,113	52.22	448,675	970
June 2018	1,433,537	53.41	1,433,244	893
Total	1,882,942	$53.13	1,881,919	$893

(1)	Reflects 292, 438 and 293 common shares purchased in April, May and June 2018, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On February 7, 2018 our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2020. During the three months ended June 30, 2018, we repurchased two million common shares under this program at June 30, 2018. We have $893 million available under this program. On August 16, 2018 we entered into an ASR program to purchase shares of our common stock for an aggregate purchase price of $600 million and received an initial delivery of 9.5 million shares of common stock using a reference price of $50.45. The program is expected to conclude in the second quarter of fiscal 2019.

37	Cardinal Health | Fiscal 2018 Form 10-K

Market for Registrant's Common Equity

Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 on June 30, 2013, based on the market prices at the end of each fiscal year through and including June 30, 2018, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

	June 30
	2013	2014	2015	2016	2017	2018
Cardinal Health, Inc.	$100.00	$148.12	$183.83	$174.87	$178.80	$115.63
S&P 500 Index	100.00	124.60	133.84	139.17	164.06	187.62
S&P 500 Healthcare Index	100.00	130.09	161.53	158.26	177.99	190.64

Cardinal Health | Fiscal 2018 Form 10-K	38

Reports

Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2018.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
On July 29, 2017, we completed the acquisition of the Patient Recovery business. As permitted by guidelines established by the SEC, management excluded the Patient Recovery business from the scope of its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018. The Patient Recovery business constituted 17% and 11% of our total and net assets, respectively, as of June 30, 2018 and approximately 2% of our revenue for the fiscal year then ended.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

39	Cardinal Health | Fiscal 2018 Form 10-K

Reports

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.
As indicated in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Patient Recovery Business, which is included in the 2018 consolidated financial statements of the Company and constituted 17% and 11% of total and net assets, respectively; as of June 30, 2018 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Patient Recovery Business.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Cardinal Health, Inc. and subsidiaries as of June 30, 2018 and 2017 and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 22, 2018

Cardinal Health | Fiscal 2018 Form 10-K	40

Reports

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 22, 2018

41	Cardinal Health | Fiscal 2018 Form 10-K

Financial Statements

Financial Statements and Supplementary Data

Cardinal Health | Fiscal 2018 Form 10-K	42

Financial Statements

Consolidated Statements of Earnings

(in millions, except per common share amounts)	2018	2017	2016
Revenue	$136,809	$129,976	$121,546
Cost of products sold	129,628	123,432	115,003
Gross margin	7,181	6,544	6,543

Operating expenses:
Distribution, selling, general and administrative expenses	4,596	3,775	3,648
Restructuring and employee severance	176	56	25
Amortization and other acquisition-related costs	707	527	459
Impairments and (gain)/loss on disposal of assets, net	1,417	18	21
Litigation (recoveries)/charges, net	159	48	(69)
Operating earnings	126	2,120	2,459

Other (income)/expense, net	23	(5)	5
Interest expense, net	329	201	178
Loss on extinguishment of debt	2	—	—
Earnings/(loss) before income taxes	(228)	1,924	2,276

Provision for/(benefit from) income taxes	(487)	630	845
Net earnings	259	1,294	1,431

Less: Net earnings attributable to noncontrolling interests	(3)	(6)	(4)
Net earnings attributable to Cardinal Health, Inc.	$256	$1,288	$1,427

Earnings per common share attributable to Cardinal Health, Inc.
Basic	$0.82	$4.06	$4.36
Diluted	0.81	4.03	4.32

Weighted-average number of common shares outstanding:
Basic	313	317	327
Diluted	315	320	330
The accompanying notes are an integral part of these consolidated statements.

43	Cardinal Health | Fiscal 2018 Form 10-K

Financial Statements

Consolidated Statements of Comprehensive Income

(in millions)	2018	2017	2016
Net earnings	$259	$1,294	$1,431

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	58	(25)	(82)
Amounts reclassified to earnings	(23)	—	—
Net unrealized gain/(loss) on derivative instruments, net of tax	(2)	16	(11)
Total other comprehensive income/(loss), net of tax	33	(9)	(93)

Total comprehensive income	292	1,285	1,338

Less: comprehensive income attributable to noncontrolling interests	(3)	(6)	(4)
Total comprehensive income attributable to Cardinal Health, Inc.	$289	$1,279	$1,334
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2018 Form 10-K	44

Financial Statements

Consolidated Balance Sheets

	June 30
(in millions)	2018	2017
Assets
Current assets:
Cash and equivalents	$1,763	$6,879
Trade receivables, net	7,800	8,048
Inventories, net	12,308	11,301
Prepaid expenses and other	1,926	2,117
Assets held for sale	756	—
Total current assets	24,553	28,345

Property and equipment, net	2,487	1,879
Goodwill and other intangibles, net	12,229	9,207
Other assets	682	681
Total assets	$39,951	$40,112

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,677	$17,906
Current portion of long-term obligations and other short-term borrowings	1,001	1,327
Other accrued liabilities	2,002	$1,988
Liabilities related to assets held for sale	213	—
Total current liabilities	22,893	21,221

Long-term obligations, less current portion	8,012	9,068
Deferred income taxes and other liabilities	2,975	2,877

Redeemable noncontrolling interests	12	118

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at June 30, 2018 and June 30, 2017, respectively	2,730	2,697
Retained earnings	4,645	4,967
Common shares in treasury, at cost: 18 million shares and 11 million shares at June 30, 2018 and June 30, 2017, respectively	(1,224)	(731)
Accumulated other comprehensive loss	(92)	(125)
Total Cardinal Health, Inc. shareholders' equity	6,059	6,808
Noncontrolling interests	—	20
Total shareholders’ equity	6,059	6,828
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$39,951	$40,112
The accompanying notes are an integral part of these consolidated statements.

45	Cardinal Health | Fiscal 2018 Form 10-K

Financial Statements

Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2015	364	$3,003	$5,521	(36)	$(2,245)	$(23)	$—	$6,256
Net earnings			1,427				3	1,430
Other comprehensive loss, net of tax						(93)		(93)
Purchase of noncontrolling interests							(7)	(7)
Employee stock plans activity, including tax benefit of $33 million	—	7		2	137			144
Treasury shares acquired				(8)	(651)			(651)
Dividends declared			(529)					(529)
Other							21	21
Balance at June 30, 2016	364	3,010	6,419	(42)	(2,759)	(116)	17	6,571
Net earnings			1,288				2	1,290
Other comprehensive loss, net of tax						(9)		(9)
Purchase of noncontrolling interests							(1)	(1)
Employee stock plans activity, including tax benefit of $34 million	—	(11)		2	167			156
Treasury shares acquired				(8)	(600)			(600)
Dividends declared			(580)					(580)
Other			(1)				2	1
Retirement of Treasury Shares	(37)	(302)	(2,159)	37	2,461			—
Balance at June 30, 2017	327	2,697	4,967	(11)	(731)	(125)	20	6,828
Net earnings			256				(1)	255
Other comprehensive loss, net of tax						33		33
Purchase and divestiture of noncontrolling interests							(19)	(19)
Employee stock plans activity, including tax benefit of $10 million	—	33		1	57			90
Treasury shares acquired				(8)	(550)			(550)
Dividends declared			(584)					(584)
Other			6					6
Balance at June 30, 2018	327	$2,730	$4,645	(18)	$(1,224)	$(92)	$—	$6,059
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2018 Form 10-K	46

Financial Statements

Consolidated Statements of Cash Flows

(in millions)	2018	2017	2016
Cash flows from operating activities:
Net earnings	$259	$1,294	$1,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,032	717	641
Loss on extinguishment of debt	2	—	—
Impairments and loss on sale of other investments	6	4	—
Impairments and loss on disposal of assets, net	1,417	18	21
Share-based compensation	85	96	111
Provision for/(benefit from) deferred income taxes	(1,012)	291	87
Provision for bad debts	111	63	73
Change in fair value of contingent consideration obligation	(2)	(5)	(16)
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(871)	(665)	(866)
Increase in inventories	(1,211)	(673)	(1,179)
Increase in accounts payable	2,574	564	2,815
Other accrued liabilities and operating items, net	378	(520)	(147)
Net cash provided by operating activities	2,768	1,184	2,971
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(6,142)	(132)	(3,614)
Additions to property and equipment	(384)	(387)	(465)
Purchase of available-for-sale securities and other investments	(9)	(194)	(200)
Proceeds from sale of available-for-sale securities and other investments	65	228	136
Proceeds from maturities of available-for-sale securities	—	77	50
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	862	3	13
Net cash used in investing activities	(5,608)	(405)	(4,080)
Cash flows from financing activities:
Payment of contingent consideration obligation	(35)	(3)	(25)
Net change in short-term borrowings	(50)	3	26
Purchase of noncontrolling interests	(106)	(12)	(10)
Reduction of long-term obligations	(954)	(310)	(6)
Proceeds from interest rate swap terminations	—	14	—
Proceeds from long-term obligations, net of issuance costs	3	5,171	—
Net tax proceeds/(withholding) from share-based compensation	(3)	26	6
Excess tax benefits from share-based compensation	—	34	33
Dividends on common shares	(581)	(577)	(512)
Purchase of treasury shares	(550)	(600)	(651)
Net cash provided by/(used in) financing activities	(2,276)	3,746	(1,139)
Effect of exchange rates changes on cash and equivalents	4	(2)	(12)
Cash reclassified to assets held for sale	(4)	—	—
Net increase/(decrease) in cash and equivalents	(5,116)	4,523	(2,260)
Cash and equivalents at beginning of period	6,879	2,356	4,616
Cash and equivalents at end of period	$1,763	$6,879	$2,356
Supplemental Information:
Cash payments for interest	$320	$200	$174
Cash payments for income taxes	425	686	635
The accompanying notes are an integral part of these consolidated statements.

47	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Cardinal Health, Inc. is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. The company provides medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. References to “we”, “our” and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2018, 2017 and 2016 in these consolidated financial statements are to the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
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
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation and reserves, business combinations, goodwill and other intangible asset impairment, vendor reserves, loss contingencies, self-insurance accruals, income taxes and share-based compensation. Actual amounts could ultimately differ from these estimated amounts.
Cash Equivalents
We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables and Allowance for Doubtful Accounts
Trade receivables are presented net of an allowance for doubtful accounts of $139 million and $137 million at June 30, 2018 and 2017, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $136 million (current portion $26 million) and $171 million (current portion $53 million) at June 30, 2018 and 2017, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $7 million and $9 million at June 30, 2018 and 2017, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
Concentrations of Credit Risk
We maintain cash depository accounts with major banks, and we invest in high quality, short-term liquid instruments, and in marketable securities. Our short-term liquid instruments mature within three months and we have not historically incurred any related losses. Investments in marketable debt securities consist of a portfolio of high-grade instruments. Such investments are made only in instruments issued by highly-rated institutions, whose financial condition we monitor. We had none of these investments at June 30, 2018.
Our trade receivables and finance notes and related accrued interest are exposed to a concentration of credit risk with certain large customers and with customers in the retail and healthcare sectors. Credit risk can be affected by changes in reimbursement and other economic pressures impacting the healthcare industry. With respect to customers in the retail and healthcare sectors, such credit risk is limited due to supporting collateral and the diversity of the customer base, including its wide geographic dispersion. We perform regular credit evaluations of our customers’ financial conditions and maintain reserves for losses through the established allowance for doubtful accounts. Historically, such losses have been within our expectations. Refer to the "Receivables and Allowance for Doubtful Accounts" section within this Note for additional information on the accounting treatment of reserves for allowance for doubtful accounts.
Major Customers
CVS Health Corporation ("CVS") and OptumRx, are our only customers that individually account for at least 10 percent of revenue and gross trade receivables. These customers are primarily serviced through our Pharmaceutical segment.

Cardinal Health | Fiscal 2018 Form 10-K	48

Notes to Financial Statements

The following table summarizes historical percent of revenue and gross trade receivables from CVS and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2018	2017	2016	2018	2017
CVS	25%	23%	25%	22%	20%
OptumRx	11%	11%	7%	4%	1%
Our pharmaceutical distribution contract with OptumRx began in fiscal 2016 and did not exceed 10 percent until fiscal 2017.
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 22 percent, 21 percent and 17 percent of revenue for fiscal 2018, 2017 and 2016, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A substantial portion of our inventories (56 percent at both June 30, 2018 and 2017) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2018 or 2017 because inventories valued at LIFO were $92 million and $46 million higher than the average cost value at June 30, 2018 and 2017, respectively. We do not record inventories in excess of replacement cost. As such, we did not record any changes in our LIFO reserve in fiscal 2018 and 2017.
Our remaining inventory that is not valued at the lower of LIFO or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $147 million and $76 million at June 30, 2018 and 2017, respectively. The increase in the reserves for excess and obsolete inventory during fiscal 2018 was driven by increased Cordis inventory reserves and the Patient Recovery acquisition. We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory and age of on-hand inventory.
Cash Discounts
Manufacturer cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold as inventory is sold.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Property and equipment held for sale are recorded at the lower of cost or fair value less cost to sell. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts.
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization expense of $446 million, $314 million and $277 million for fiscal 2018, 2017 and 2016, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2018	2017
Land, building and improvements	$2,115	$1,637
Machinery and equipment	3,006	2,860
Furniture and fixtures	139	130
Total property and equipment, at cost	5,260	4,627
Accumulated depreciation and amortization	(2,773)	(2,748)
Property and equipment, net	$2,487	$1,879
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 4 percent at June 30, 2018. The amount of capitalized interest was immaterial for all periods presented.
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

49	Cardinal Health | Fiscal 2018 Form 10-K

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
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear Pharmacy Services division); Nuclear Pharmacy Services division; Medical operating segment (excluding our Cardinal Health at Home division and naviHealth division) (“Medical Unit”); Cardinal Health at Home division; and naviHealth division.
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.5 percent to 13.5 percent.

Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including forecasted operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2018, 2017 and 2016 and with the exception of our Medical Unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. As discussed further in Note 5 of the "Notes to Consolidated Financial Statements," during the fourth quarter of fiscal 2018 we recognized a $1.4 billion goodwill impairment charge related to our Medical Unit, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings. There was no tax benefit related to this goodwill impairment charge.
The impairment test for indefinite-lived intangibles other than goodwill (primarily IPR&D) involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. Our qualitative evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.
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

Cardinal Health | Fiscal 2018 Form 10-K	50

Notes to Financial Statements

occur within one year without significant changes to the plan to sell. Upon classification of the disposal group as held for sale, we test the assets for impairment and cease related depreciation and amortization.
Investments
Investments in non-marketable equity securities are accounted for under either the cost or equity method of accounting and are included in other assets in the consolidated balance sheets. For investments in which we can exercise significant influence, we use the equity method of accounting. Our share of the earnings and losses was immaterial, both individually and in the aggregate, for all periods presented and is recorded in other income, net in the consolidated statements of earnings. We closely monitor our investments for other-than-temporary impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
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
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. Adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $45 million and $50 million at June 30, 2018 and 2017, respectively, excluding third-party returns. See Third-Party Returns section within this Note for a description of third-party returns.
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
Loss Contingencies and Self-Insurance
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also self-insure for employee healthcare, general liability, certain product liability matters, auto liability, property and workers' compensation. Self-insurance accruals include an estimate for expected settlements or pending claims, defense costs, administrative fees, claim adjustment costs and an estimate for claims incurred but not reported. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies and other liabilities is highly subjective and requires judgments about future events. We regularly review contingencies and our self-insurance accruals to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. We recognize these estimated loss contingencies, income from favorable resolution of litigation and certain defense costs in litigation (recoveries)/charges in our consolidated statements of earnings. See Note 9 for additional information regarding loss contingencies and product liability lawsuits.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. We assess the realizability of deferred tax assets on a quarterly basis and provide a valuation allowance for deferred tax assets when it is more likely than not that at least a portion of the deferred tax assets will not be realized. The realizability of deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction and also considers all available positive and negative evidence.
Deferred taxes for non-U.S. liabilities are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are indefinitely reinvested.
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
Other Accrued Liabilities
Other accrued liabilities represent various current obligations, including certain accrued operating expenses and taxes payable.

51	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income and net assets that is not attributable to Cardinal Health, Inc.
The redeemable noncontrolling interests relate to our ownership interest in naviHealth Holdings, LLC ("naviHealth"), which we acquired during fiscal 2016. The redeemable noncontrolling interests are redeemable at the option of the third-party noncontrolling interest holders at any time after the two-year anniversary of the closing, or earlier if a trigger event occurs. As such, the noncontrolling interests have been presented as redeemable noncontrolling interests in our consolidated balance sheets. The noncontrolling interests will be adjusted each period for net earnings and dividends attributable to the noncontrolling interests and changes in the noncontrolling ownership interests, if any. An additional adjustment to the carrying value of the noncontrolling interests may be required if the redemption value under the terms of the agreement exceeds the carrying value. Changes in the carrying value of the noncontrolling interests related to a change in the redemption value will be recorded through retained earnings and will not affect net earnings attributable to Cardinal Health, Inc. See Note 13 for additional information regarding redeemable noncontrolling interests.
In June 2018, we signed a securities purchase agreement and a contribution and rollover agreement with investor entities controlled by Clayton, Dubilier & Rice ("CD&R") to sell our ownership interest in naviHealth. For more information on this divestiture see Note 4.
Share-Based Compensation
Share-based compensation provided to employees is recognized in the consolidated statements of earnings based on the grant date fair value of the awards. The fair value of stock options is determined on the grant date using a lattice valuation model. The fair value of restricted share units and performance share units is determined by the grant date market price of our common shares. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. The compensation expense recognized for share-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. All income tax effects of share-based awards are recognized in the statement of earnings as awards vest or are settled. We classify share-based compensation expense in distribution, selling, general and administrative ("SG&A") expenses to correspond with the same line item as the majority of the cash compensation paid to employees. If awards are modified in connection with a restructuring activity, the incremental share-based compensation expense is classified in restructuring and employee severance. See Note 17 for additional information regarding share-based compensation.
Dividends
We paid cash dividends per common share of $1.85, $1.80 and $1.55 in fiscal 2018, 2017 and 2016, respectively.

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
Revenue for deliveries that are directly shipped to customers from the manufacturer when we act as an intermediary in the ordering and delivery of products is recorded gross. This is in accordance with accounting standards addressing reporting revenue on a gross basis as a principal versus on a net basis as an agent. This revenue is recorded on a gross basis since we incur credit risk from the customer, are primarily responsible for fulfillment, bear the risk of loss for incomplete shipments and do not receive a separate fee or commission for the transaction and, as such, are the primary obligor. Revenue from these sales is recognized when title transfers to the customer and we have no further obligation to provide services related to such merchandise.
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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2018 and 2017, the accrual for estimated sales returns and allowances was $479 million and $347 million, respectively, the impact of which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.4 billion, $2.3 billion and $2.2 billion, for fiscal 2018, 2017 and 2016, respectively.
Third-Party Returns
We generally do not accept non-merchantable pharmaceutical product returns from our customers, so many of our customers return non-merchantable pharmaceutical products to the manufacturer through third parties. Since our customers generally do not have a direct relationship with manufacturers, our vendors pass the value of such returns to us (usually in the form of an accounts payable

Cardinal Health | Fiscal 2018 Form 10-K	52

Notes to Financial Statements

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
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings. Shipping and handling costs include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $543 million, $496 million and $504 million, for fiscal 2018, 2017 and 2016, respectively. Revenue received for shipping and handling was immaterial for all periods presented.
Restructuring and Employee Severance
Restructuring activities are programs that are not part of the ongoing operations of our underlying business, such as closing and consolidating facilities, changing the way we manufacture or distribute our products, moving manufacturing of a product to another location, changes in production or business process outsourcing or insourcing, employee severance (including rationalizing headcount or other significant changes in personnel) and realigning operations (including realignment of the management structure in response to changing market conditions). See Note 3 for additional information regarding our restructuring activities.
Amortization and Other Acquisition-Related Costs
We classify certain costs incurred in connection with acquisitions as amortization and other acquisition-related costs in our consolidated statements of earnings. These costs consist of amortization of acquisition-related intangible assets, transaction costs, integration costs and changes in the fair value of contingent consideration obligations. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations and, in the case of the Cordis and Patient Recovery businesses, to stand-up the systems and processes needed to support an expanded geographic footprint. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in amortization and other acquisition-related costs. See Note 5 for additional information regarding amortization of acquisition-related intangible assets and Note 11 for additional information regarding contingent consideration.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2018 and 2017 are presented in Note 14. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in the respective financial statement line item.
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

Level 1 -	Observable prices in active markets for identical assets and liabilities.

Level 2 -	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
See Note 11 for additional information regarding fair value measurements.
Recent Financial Accounting Standards
In March 2018, the Financial Accounting Standards Board (the "FASB") issued amended accounting guidance to codify guidance

53	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

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
In August 2017, the FASB issued accounting guidance which is intended to improve and simplify accounting rules around hedge accounting. The guidance will be effective for us in the first quarter of fiscal 2020 and early adoption is permitted. While we are currently evaluating the timing of adoption, we do not expect the impact of this standard to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued amended accounting guidance that changed the accounting for certain aspects of share-based compensation to employees. The guidance requires all income tax effects of share-based awards to be recognized in the statement of earnings as awards vest or are settled. Additionally, the guidance increases the amount employers can withhold in shares to cover employee income taxes without requiring liability classification and allows a policy election for accounting for forfeitures. The primary impact of adoption is the recognition of excess tax benefits in the statement of earnings on a prospective basis, rather than as a component of equity. The impact on the presentation in the consolidated statement of cash flows is also prospective. We adopted this guidance in the first quarter of fiscal 2018. The impact of adoption on the provision for/(benefit from) income taxes on our consolidated statement of earnings was immaterial. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for/(benefit from) income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards depends on our stock price at the date the awards vest or settle.
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance will be effective for us in the first quarter of fiscal 2020 and we expect to elect the practical expedient which will allow us to not apply the amended lease accounting guidance to comparative periods that will be presented. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to equipment.

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
During fiscal 2018 we finalized our evaluation and assessment of the amended revenue recognition guidance. Our revenue is primarily distribution revenue, which we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. The timing of recognition of our distribution revenue will be unchanged under the amended guidance. The adoption of the amended accounting guidance will not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued final guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance will be effective for us in the first quarter of fiscal 2019 and the impact of this new guidance is dependent on future events.
In February 2017, the FASB clarified the guidance on how to account for the derecognition of nonfinancial assets (e.g., real estate, land, buildings, intangibles) and in-substance nonfinancial assets once an entity adopts the new revenue recognition guidance that is discussed in more detail above. The guidance also defines what constitutes an in-substance nonfinancial asset. This guidance will be effective for us in the first quarter of fiscal 2019. We anticipate the adoption of this guidance will not impact our consolidated financial statements.
In January 2017, the FASB issued amended accounting guidance that simplifies the accounting for goodwill impairment by eliminating the step of measuring a goodwill impairment by estimating the implied fair value of goodwill. Instead, goodwill impairment will be measured as the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. We adopted this guidance in the second quarter of fiscal 2018. During the fourth quarter of fiscal 2018, we measured the Medical Unit's impairment at the amount by which the reporting unit's carrying value exceeded its fair value, resulting in an impairment charge of $1.4 billion. Refer to Note 5 for further discussion.
Also in January 2017, the FASB issued new accounting guidance that changes the definition of a business when evaluating whether a set of transferred assets and activities is considered a business. This

Cardinal Health | Fiscal 2018 Form 10-K	54

Notes to Financial Statements

guidance will be effective for us in the first quarter of fiscal 2019. The impact of adoption is dependent on future events.
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
2. Acquisitions
During fiscal 2018, we completed several acquisitions, the most significant of which is the Patient Recovery Business described in more detail below. The pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The Patient Recovery Business manufactures 23 categories of medical products sold into multiple healthcare channels. The acquisition further expanded the Medical segment's portfolio of self-manufactured products. We closed the Patient Recovery Business acquisition in 28 principal countries on July 29, 2017, and acquired control of, for GAAP purposes, and the rights to the net economic benefit from the entire Patient Recovery Business in the remaining countries at the closing. We are in the process of transitioning legal ownership in the remaining non-principal countries, which we expect to complete in early calendar 2019.

The results for the entire Patient Recovery Business in all countries are included in the consolidated financial statements beginning July 29, 2017. We funded the acquisition through $4.5 billion in long-term debt, existing cash and borrowings under our existing credit arrangements.
Transaction and integration costs associated with the acquisition of the Patient Recovery business were $109 million during the fiscal year ended June 30, 2018 and are included in amortization and other acquisition-related costs in the consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of the Patient Recovery Business is not yet finalized and is subject to adjustment as we complete the valuation analysis for this acquisition.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The estimated fair value of the identifiable intangible assets was determined using income-based approaches, which includes market participant expectations of the cash flows that an asset could generate over its economic life, discounted back to present value using an appropriate rate of return. The weighted- average discount rate used to arrive at the present value of the identifiable intangible assets was 8.0 percent, and considers the inherent risk of each intangible asset relative to the internal rate of return and weighted-average cost of capital.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date for the Patient Recovery Business:

(in millions)	Patient Recovery Business
Identifiable intangible assets:
Customer relationships (1)	$1,733
Trade names (2)	187
Developed technology and other (3)	732
Total identifiable intangible assets acquired	2,652

Cash and equivalents	22
Inventories	425
Prepaid expenses and other	252
Property and equipment, net	741
Other accrued liabilities	(322)
Deferred income taxes and other liabilities	(982)
Total identifiable net assets acquired/(liabilities assumed)	2,788
Goodwill	3,292
Total net assets acquired	$6,080

(1)	The range of useful lives for customer relationships is 10 to 18 years.

(2)	The useful life of trade names is 15 years.

(3)	The useful life of developed technology is 15 years.

55	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

(in millions)	2018	2017	2016
Employee-related costs (1)	$34	$51	$15
Facility exit and other costs (2)	142	5	10
Total restructuring and employee severance	$176	$56	$25

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.

(2)
Facility exit and other costs primarily consist of product distribution and lease contract termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

In September 2017, we entered into an agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model. The costs with this restructuring include $125 million, on a pre-tax basis, of contract termination costs which have been paid and are reflected in facility exit and other costs in the consolidated statement of earnings during the fiscal year ended 2018.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2016	$15	$1	$16
Additions	43	1	44
Payments and other adjustments	(17)	(2)	(19)
Balance at June 30, 2017	41	—	41
Additions	19	131	150
Payments and other adjustments	(36)	(127)	(163)
Balance at June 30, 2018	$24	$4	$28
4. Divestitures and Assets Held for Sale
China Divestiture
In February 2018, we sold our pharmaceutical and medical products distribution business in China ("China distribution business") for proceeds of $861 million (after adjusting for third party indebtedness and preliminary transaction adjustments) to Shanghai Pharmaceuticals Holding Co., Ltd. The proceeds are not reflective of tax obligations due in connection with the sale, for which we have recorded a liability of $59 million. The purchase price is subject to adjustment based on working capital requirements as set forth in the definitive agreement, which would impact the loss related to this divestiture.

We determined that the sale of the China distribution business does not meet the criteria to be classified as discontinued operations. The China distribution business primarily operated within our Pharmaceutical segment, and a smaller portion operated within our Medical segment.
During the fiscal year ended 2018, we recognized a pre-tax loss of $41 million related to this divestiture.
naviHealth Assets Held for Sale
In June 2018, we entered into a Securities Purchase Agreement and related Contribution and Rollover Agreement with investor entities controlled by CD&R. Pursuant to those agreements, on August 1, 2018, we sold our 98% ownership interest in naviHealth Holdings, LLC in exchange for proceeds of $736 million (after adjusting for certain fees and expenses) and a 44% equity interest in a partnership that owns 100% of the equity interest of naviHealth. We also have certain call rights to reacquire naviHealth.
Upon signing the agreement, we met the criteria for the related assets and liabilities of naviHealth to be classified as held for sale. At June 30, 2018, we determined that the fair value less cost to sell exceeded the book value of the disposal group and there were no other indicators of asset impairment. We recognized a provisional tax benefit of $12 million related to the transaction during the three months ended June 30, 2018. See Note 8 for additional information regarding income taxes. We determined that the sale of naviHealth does not meet the criteria to be classified as discontinued operations. The naviHealth business operated within our Medical segment.
The following table presents information related to the assets and liabilities that were classified as held for sale at June 30, 2018 in the consolidated balance sheets:

(in millions)	June 30, 2018
Trade Receivables, net	$74
Goodwill and other intangibles, net	642
Other assets	40
Total assets held for sale	$756
Deferred revenue	35
Deferred income taxes	38
Other liabilities	140
Total liabilities related to assets held for sale	$213

Cardinal Health | Fiscal 2018 Form 10-K	56

Notes to Financial Statements

5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical (2)	Total
Balance at June 30, 2016	$2,919	$4,248	$7,167
Goodwill acquired, net of purchase price adjustments	29	35	64
Foreign currency translation adjustments and other	(9)	(1)	(10)
Balance at June 30, 2017	2,939	4,282	7,221
Goodwill acquired, net of purchase price adjustments	1	3,342	3,343
Foreign currency translation adjustments and other	28	6	34
Goodwill divested with the sale of our China distribution business	(347)	(54)	(401)
naviHealth goodwill reclassified to assets held for sale	—	(509)	(509)
Impairment	—	(1,372)	(1,372)
Balance at June 30, 2018	$2,621	$5,695	$8,316

(1)	At June 30, 2018 and 2017, the Pharmaceutical segment accumulated goodwill impairment loss was $829 million.

(2)	At June 30, 2018, the Medical segment accumulated goodwill impairment loss was $1.4 billion. The Medical segment had no accumulated goodwill impairment loss at June 30, 2017.
The increase in the Medical segment goodwill during fiscal 2018 is primarily due to the Patient Recovery Business acquisition. Goodwill recognized in connection with the Patient Recovery Business acquisition primarily represents the expected benefits from certain synergies of integrating the business, the existing workforce of the acquired entity, and the expected growth from new customers. See Note 2 for further discussion of this acquisition.
In conjunction with the preparation of our consolidated financial statements for fiscal 2018, we recently completed our annual quantitative goodwill impairment test, which we perform annually in the fourth quarter. This quantitative test resulted in a $1.4 billion goodwill impairment charge related to our Medical Unit, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings. The impairment was primarily driven by inventory and cost challenges within our Cordis business which furthered in the fourth quarter of fiscal 2018. This impairment charge does not impact our liquidity, cash flows from operations, or compliance with debt covenants. There was no tax benefit related to the goodwill impairment charge. The goodwill balance for our Medical Unit, after recognizing the impairment, was $4.3 billion at June 30, 2018.
Using a combination of income and market-based approaches (using a discount rate of 8.5 percent), the carrying amount exceeded the fair value and resulted in an impairment of $1.4 billion for the Medical unit. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
During fiscal 2018, goodwill was also reduced by $401 million and $509 million in connection with the sale of our China distribution business and reclassification of naviHealth's assets and liabilities to held for sale, respectively.
See Note 4 for further discussion of this divestiture and assets held for sale.
Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2018
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$62	$—	$62	N/A
Total indefinite-life intangibles	62	—	62	N/A
Definite-life intangibles:
Customer relationships	3,513	1,191	2,322	15
Trademarks, trade names and patents	667	246	421	15
Developed technology and other	1,562	454	1,108	12
Total definite-life intangibles	5,742	1,891	3,851	14
Total other intangible assets	$5,804	$1,891	$3,913	N/A

	2017
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$61	$—	$61
Total indefinite-life intangibles	61	—	61
Definite-life intangibles:
Customer relationships	1,966	967	999
Trademarks, trade names and patents	509	195	314
Developed technology and other	916	304	612
Total definite-life intangibles	3,391	1,466	1,925
Total other intangible assets	$3,452	$1,466	$1,986
Total amortization of intangible assets was $574 million, $395 million and $355 million for fiscal 2018, 2017 and 2016, respectively. The estimated annual amortization for intangible assets for fiscal 2019 through 2023 is as follows: $529 million, $501 million, $430 million, $398 million and $348 million.
During fiscal 2018, other intangible assets were reduced by $62 million and $133 million in connection with the sale of our China distribution business and reclassification of naviHealth's assets and liabilities to held for sale, respectively.

57	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

See Note 4 for further discussions of this divestiture and assets held for sale.
6. Available-for-Sale Securities
We invest in marketable securities, which are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. We held the following investments in marketable securities at fair value at June 30:

(in millions)	2018	2017
Current available-for-sale securities:
Treasury bills	—	25
International bonds	—	3
Corporate bonds	—	30
U.S. agency bonds	—	3
Asset-backed securities	—	3
International equity securities	—	1
Total available-for-sale securities	$—	$65
In July 2017, we liquidated our marketable securities. There were no unrealized gains or losses at June 30, 2018 and unrealized gains and losses were immaterial at June 30, 2017. During fiscal 2018, 2017 and 2016, gross realized gains and losses were immaterial and we did not recognize any other-than-temporary-impairments.

7. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2018	2017
1.7% Notes due 2018	$—	$400
1.95% Notes due 2018	—	547
1.948% Notes due 2019	998	996
2.4% Notes due 2019	448	453
4.625% Notes due 2020	514	519
2.616% Notes due 2022	1,143	1,142
3.2% Notes due 2022	243	248
Floating Rate Notes due 2022	348	347
3.2% Notes due 2023	525	544
3.079% Notes due 2024	742	744
3.5% Notes due 2024	390	396
3.75% Notes due 2025	460	481
3.41% Notes due 2027	1,340	1,340
4.6% Notes due 2043	346	346
4.5% Notes due 2044	342	341
4.9% Notes due 2045	445	445
4.368% Notes due 2047	594	594
7.0% Debentures due 2026	124	124
Other obligations	11	388
Total	9,013	10,395
Less: current portion of long-term obligations and other short-term borrowings	1,001	1,327
Long-term obligations, less current portion	$8,012	$9,068
(1) Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2019 through 2023 and thereafter are as follows: $1.0 billion, $452 million, $516 million, $1.7 billion, $526 million and $4.8 billion.

Cardinal Health | Fiscal 2018 Form 10-K	58

Notes to Financial Statements

Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $19.7 billion.
In June 2018, we repaid the full principal of the 1.95% Notes due 2018 at maturity for $550 million. In July 2017, we redeemed the 1.7% Notes due 2018 early in full with a portion of the proceeds from the June 2017 issuance for $400 million.
In June 2017, we issued additional debt with the aggregate principal amount of $5.2 billion to fund a portion of the acquisition of the Patient Recovery Business from Medtronic, which closed on July 29, 2017, to redeem the 1.7% Notes due 2018 and for general corporate purposes. The notes issued in conjunction with the acquisition are 1.948% Notes due 2019, 2.616% Notes due 2022, 3.079% Notes due 2024, 3.41% Notes due 2027, 4.368% Notes due 2047, and floating rate Notes due 2022. The amount of the notes issued net of discounts, premiums, mark-to-market of any interest rate swaps and debt issuance costs was $5.2 billion.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion revolving credit facility and a $1.0 billion committed receivables sales facility program, which we increased in August 2017 from $1.75 billion to $2.0 billion. In November 2016, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through November 1, 2019. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
We also maintain a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. At June 30, 2018, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $24 million and $20 million at June 30, 2018 and 2017, respectively. We also had no amounts outstanding under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $34 million and $46 million at June 30, 2018 and 2017, respectively. Under our commercial paper and committed receivables programs, we had a maximum amount outstanding of $1.7 billion and an average daily amount outstanding of $277 million during fiscal 2018. We had no amounts outstanding under the commercial paper program as of June 30, 2018.
Our revolving credit facility and committed receivables sales facility program require us to maintain, as of the end of any calendar quarter, a consolidated leverage ratio of no more than 4.25-to-1, which will reduce to 3.25-to-1 in March 2019. As of June 30, 2018, we were in compliance with these financial covenants.
We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $8 million and $690 million at June 30, 2018 and 2017, respectively. The $11 million and $388 million balance of other obligations at June 30, 2018 and 2017, respectively, consisted of short-term borrowings and capital leases.
In fiscal 2018 we sold our China distribution business, including its debt which was $378 million as of June 30, 2017. See Note 4 for further discussion of this divestiture.
8. Income Taxes
Earnings/(loss) before Income Taxes and Provision for Income Taxes
The following table summarizes earnings/(loss) before income taxes:

(in millions)	2018	2017	2016
U.S. operations	$391	$1,772	$2,050
Non-U.S. operations	(619)	152	226
Earnings/(loss) before income taxes	$(228)	$1,924	$2,276
The following table summarizes the components of provision for/(benefit from) income taxes:

(in millions)	2018	2017	2016
Current:
Federal	$341	$273	$633
State and local	41	10	52
Non-U.S.	143	56	73
Total current	$525	$339	$758

Deferred:
Federal	$(1,003)	$258	$96
State and local	16	37	12
Non-U.S.	(25)	(4)	(21)
Total deferred	(1,012)	291	87
Provision for/(benefit from) income taxes	$(487)	$630	$845

59	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

Effective Tax Rate
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate:

	2018 (1)	2017 (2)	2016 (2)
Provision at Federal statutory rate	28.1%	35.0%	35.0%
State and local income taxes, net of federal benefit	(16.0)	1.0	1.5
Foreign tax rate differential	(48.4)	(7.3)	(0.6)
Nondeductible/nontaxable items	(10.2)	0.2	1.0
Goodwill impairment	(124.7)	—	—
Tax Act	410.9	—	—
Capital loss	71.4	—	—
Change in valuation allowances	(76.9)	7.7	0.1
Foreign tax credits	27.3	(1.6)	(0.1)
China tax related to divestiture	(25.8)	—	—
Other	(21.9)	(2.3)	0.2
Effective income tax rate	213.8%	32.7%	37.1%

(1)	The effective income tax rate for fiscal 2018 represents an income tax benefit tax rate.

(2)	The effective income tax rates for fiscal 2017 and 2016 represents income tax expense tax rates.
The income tax benefit rate in fiscal 2018 was 213.8% compared to income tax expense rates of 32.7% in fiscal 2017 and 37.1% in fiscal 2016. Fluctuations in the effective tax rates are primarily due to net benefits from the enactment of the Tax Act, the impact of nondeductible goodwill impairment charges, and a benefit from a capital loss due to international legal entity reorganization. There were also changes in valuation allowances related to capital losses, credit carryforwards and net operating loss carryforwards in U.S. federal, U.S. state and international jurisdictions.
On December 22, 2017, the United States enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year 2018 financial results in two primary ways. First, effective as of January 1, 2018, the Tax Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent. Second, it requires companies to pay a one-time U.S. repatriation tax on certain undistributed earnings of foreign subsidiaries. Because our fiscal year ends in June, we have a blended U.S. Federal statutory tax rate for fiscal 2018 of 28.1 percent under the Tax Act. The Tax Act also establishes new tax provisions that will affect us beginning July 1, 2018 including, (1) eliminating the U.S. manufacturing deduction; (2) establishing new limitations on deductible interest expense and certain executive compensation; (3) eliminating the corporate alternative minimum tax; (4) creating the base erosion anti-abuse tax; (5) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (6) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
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
As a result of the enactment of a lower tax rate, we remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. While we are still analyzing certain aspects of the Tax Act and refining our calculations, we have recorded a provisional net benefit of $977 million related to this required remeasurement. The provisional estimate is based on currently available information related to deferred tax assets and liabilities which is subject to change as additional information becomes available, prepared, and analyzed.
At June 30, 2018, we had $110 million of undistributed earnings from non-U.S. subsidiaries. In connection with the required one-time U.S. repatriation tax on undistributed earnings of foreign subsidiaries, we recorded a provisional tax expense of $41 million which may change when our calculation is complete. The Tax Act permits the payment of this tax in eight installments over an eight-year period beginning in fiscal 2019. Though these foreign earnings have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of the Tax Act on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely reinvested. The repatriation tax is based on currently available information and technical guidance related to the new tax law. The provisional estimate will be updated when additional information related to undistributed foreign earnings, foreign taxes and foreign cash and equivalents becomes available, prepared and analyzed.
Our effective tax rate was unfavorably impacted by goodwill impairment charges related to our Medical operating segment for the portion attributable to nondeductible goodwill for income tax purposes.
On June 28, 2018, we executed an international legal entity reorganization. This transaction resulted in a US capital loss and a tax benefit of $163 million. Due to the uncertainty of the future utilization of the capital loss, we recorded a valuation allowance of $72 million on the carryforward.
We had other changes in valuation allowances related to federal credits and various international and state net operating losses that we believe are more likely than not to expire unutilized.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.
The following table presents the components of the deferred income tax assets and liabilities at June 30:

Cardinal Health | Fiscal 2018 Form 10-K	60

Notes to Financial Statements

(in millions)	2018	2017
Deferred income tax assets:
Receivable basis difference	$41	$42
Accrued liabilities	110	125
Share-based compensation	40	53
Loss and tax credit carryforwards	526	378
Deferred tax assets related to uncertain tax positions	30	51
Other	101	43
Total deferred income tax assets	848	692
Valuation allowance for deferred income tax assets	(412)	(237)
Net deferred income tax assets	$436	$455

Deferred income tax liabilities:
Inventory basis differences	$(1,103)	$(1,578)
Property-related	(176)	(183)
Goodwill and other intangibles	(934)	(570)
Total deferred income tax liabilities	$(2,213)	$(2,331)
Net deferred income tax liability	$(1,777)	$(1,876)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2018	2017
Noncurrent deferred income tax asset (1)	37	73
Noncurrent deferred income tax liability (2)	(1,814)	(1,949)
Net deferred income tax liability	$(1,777)	$(1,876)

(1)	Included in other assets in the consolidated balance sheets.

(2)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2018 we had gross federal, state and international loss and credit carryforwards of $794 million, $2.0 billion and $1.1 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $526 million. Substantially all of these carryforwards are available for at least three years. Approximately $379 million of the valuation allowance at June 30, 2018 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
Unrecognized Tax Benefits
We had $423 million, $417 million and $527 million of unrecognized tax benefits at June 30, 2018, 2017 and 2016, respectively. The June 30, 2018, 2017 and 2016 balances include $262 million, $268 million and $355 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2018	2017	2016
Balance at beginning of fiscal year	$417	$527	$542
Additions for tax positions of the current year	15	29	22
Additions for tax positions of prior years (1)	141	23	42
Reductions for tax positions of prior years	(40)	(8)	(48)
Settlements with tax authorities (1)	(99)	(154)	(30)
Expiration of the statute of limitations (1)	(11)	—	(1)
Balance at end of fiscal year	$423	$417	$527

(1)
Included in additions for tax positions of prior years is $110 million related to exposures acquired as part of the Patient Recovery Business for which we are indemnified. Settlements of $81 million related to the Patient Recovery Business as well as $11 million of statute expirations.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of $0 million to $35 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2018, 2017 and 2016, we had $110 million, $99 million and $145 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During fiscal 2018 and 2017, we recognized $8 million and $12 million of expense for interest and penalties in income tax expense, respectively. During fiscal 2016, we recognized $9 million of benefit for interest and penalties in income tax expense.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $151 million and $142 million at June 30, 2018 and 2017, respectively, and is included in other assets in the consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $21 million at June 30, 2018 and is included in Other assets in the consolidated balance sheet.

61	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

9. Commitments, Contingent Liabilities and Litigation
Commitments
Operating Leases
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2018 for fiscal 2019 through 2023 and thereafter are as follows: $113 million, $97 million, $77 million, $58 million, $41 million and $103 million. Rental expense relating to operating leases was $172 million, $159 million and $126 million in fiscal 2018, 2017 and 2016, respectively. Sublease rental income was immaterial for all periods presented.
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
Contingencies
New York Opioid Stewardship Act
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Act (the "OSA"). The OSA created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Each licensed manufacturer and distributor will be required to pay a portion of the assessment based on its ratable share, as determined by the state, of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year. The initial payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017.
We accrue for contingencies if it is probable that a liability has been incurred and the amount can be reasonably estimated. At this time, we believe that it is probable that we owe an amount under the OSA for calendar years 2017 and 2018, but we are unable to estimate the amount because of uncertainties with respect to the implementation of the assessment and because the information necessary to determine our share of the assessment is not yet available.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our consolidated statements of earnings.
Opioid Lawsuits
Pharmaceutical wholesale distributors, including us, have been named as defendants in over 1,000 lawsuits relating to the distribution of prescription opioid pain medications. These lawsuits have been filed in various federal, state, and other courts by a variety of plaintiffs, which are primarily counties, municipalities and political subdivisions from 48 states. Plaintiffs also include state attorneys general, unions and other health and welfare funds, hospital systems and other healthcare providers. Of these lawsuits, 32 are purported class actions. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as negligence, public nuisance, unjust enrichment as well as violations of controlled substance laws and various other

Cardinal Health | Fiscal 2018 Form 10-K	62

Notes to Financial Statements

statutes. Many also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
The vast majority of these lawsuits have been filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Ohio. The court, among other things, ordered that three lawsuits proceed to trial in 2019 depending on the outcome of pre-trial motions. As a part of these proceedings, distributors have engaged in preliminary discussions with various parties, including state attorneys general, regarding possible resolution structures.
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
We are vigorously defending ourselves in all of these opioid matters. Since all of the above-referenced lawsuits and investigations are in early stages, we are unable to predict their outcome or estimate a range of reasonably possible losses.
Product Liability Lawsuits
As of August 20, 2018, we are named as a defendant in 174 product liability lawsuits filed in Alameda County Superior Court in California involving claims by approximately 1,918 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 20 lawsuits involving similar claims by approximately 21 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At June 30, 2018, we had a total of $259 million, net of expected insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits. While we have recorded accruals based on our assessment of these matters, because these lawsuits are in early stages, we are unable to estimate a range of reasonably possible losses in excess of this accrued amount.
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
11. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$200	$—	$—	$200
Other investments (2)	117	—	—	117
Liabilities:
Contingent consideration (3)	—	—	(1)	(1)
Forward contracts (4)	—	(76)	—	(76)

	2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$739	$—	$—	$739
Available-for-sale securities (1)	—	65	—	65
Other investments (2)	116	—	—	116
Liabilities:
Contingent consideration (3)	—	—	(32)	(32)
Forward contracts (4)	—	(21)	—	(21)

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

63	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

(4)
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

The following table presents those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in millions)	Contingent Consideration Obligation
Balance at June 30, 2016	$19
Additions from acquisitions	21
Changes in fair value of contingent consideration (1)	(5)
Payment of contingent consideration	(3)
Balance at June 30, 2017	32
Additions from acquisitions	5
Changes in fair value of contingent consideration (1)	(2)
Payment of contingent consideration	(35)
Balance at June 30, 2018	$1
The sum of the components may not equal the total due to rounding.

(1)	Amount is included in amortization and other acquisition-related costs in the consolidated statements of earnings.
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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2018	2017
Assets:
Foreign currency contracts (1)	$3	$3
Commodity contracts (1)	2	—
Total assets	$5	$3

Liabilities:
Foreign currency contracts (3)	$3	$2
Pay-floating interest rate swaps (2)	78	19
Pay-floating interest rate swaps (3)	$—	$2
Commodity contracts (3)	—	1
Total liabilities	$81	$24
(1) Included in prepaid expenses and other in the consolidated balance sheets.

(2)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.

(3)	Included in other accrued liabilities in the consolidated balance sheets.
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
During fiscal 2018 and 2017 we entered into pay-floating interest rate swaps with total notional amounts of $1.1 billion and $700 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets.

Cardinal Health | Fiscal 2018 Form 10-K	64

Notes to Financial Statements

During fiscal 2017 we terminated notional amounts of $600 million of pay-floating interest rate swaps that were previously designated as fair value hedges. During fiscal 2018 and 2017, $550 million and $250 million, respectively, of pay-floating interest rate swaps matured.
The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2018
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$2,313	Nov 2019	-	Sep 2025

	2017
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,813	Jun 2018	-	Sep 2025
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2018	2017	2016
Pay-floating interest rate swaps (1)	$11	$17	$23
Fixed-rate debt (1)	(11)	(17)	(23)
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
During fiscal 2017 we entered into forward interest rate swaps with a total notional amount of $700 million to hedge probable, but not firmly committed, future transactions associated with our debt.
During fiscal 2017 we terminated $1.0 billion in forward interest rate swaps that were previously designated as cash-flow hedges.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2018 and 2017, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Thai baht, Euro, and Mexican peso.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.

The following tables summarize the outstanding cash flow hedges at June 30:

	2018
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$124	Jul 2018	-	Jun 2019
Commodity contracts	12	Jul 2018	-	Oct 2020

	2017
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$162	Jul 2017	-	Jun 2018
Commodity contracts	17	Jul 2017	-	Apr 2020
The following table summarizes the gain/(loss) included in AOCI for derivative instruments designated as cash flow hedges at June 30:

(in millions)	2018	2017
Commodity contracts	2	(1)
Foreign currency contracts	(2)	—
The following table summarizes the gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2018	2017	2016
Foreign currency contracts (1)	$1	$(1)	$1
Foreign currency contracts (2)	—	(1)	5
Foreign currency contracts (3)	(2)	2	(3)
Commodity contracts (3)	—	(3)	(5)

(1)	Included in revenue in the consolidated statements of earnings.

(2)	Included in cost of products sold in the consolidated statements of earnings.

(3)	Included in SG&A expenses in the consolidated statements of earnings.
The amount of ineffectiveness associated with these derivative instruments was immaterial for all periods presented.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The principal currencies managed through foreign currency contracts are the Euro, Canadian dollar, British pound, Japanese yen, and Chinese renminbi.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2018
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$550	Jul 2018	-	Jun 2019

65	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

	2017
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$558	Jul 2017
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2018	2017	2016
Foreign currency contracts (1)	$(5)	$(5)	$(17)

(1)	Included in other income, net in the consolidated statements of earnings.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2018 and 2017 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2018	2017
Estimated fair value	$8,852	$10,713
Carrying amount	9,013	10,395
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2018		2017
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$2,313	$(78)	$1,813	$(19)
Foreign currency contracts	674	—	720	1
Commodity contracts	12	—	17	(1)
13. Redeemable Noncontrolling Interests
In connection with the acquisition of a 71 percent ownership interest in naviHealth during fiscal 2016, we recognized redeemable noncontrolling interests with a fair value of $119 million at the acquisition date.
In August 2017, certain third-party noncontrolling interest holders exercised their put right on the noncontrolling interest representing 16 percent of naviHealth with a redemption value of $103 million and a carrying value of $109 million. We settled the put in September 2017 and our ownership in naviHealth increased to 98 percent, up from 82 percent at June 30, 2017 and 2016.
In June 2018, we entered into a Securities Purchase Agreement and related Contribution and Rollover Agreement to sell our 98 percent ownership interest in naviHealth, which closed on August 1, 2018. See Note 4 and Note 19 for more information.

The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)	Redeemable Noncontrolling Interests
Balance at June 30, 2016	$117
Net earnings attributable to redeemable noncontrolling interests	4
Net purchase of redeemable noncontrolling interests	(3)
Balance at June 30, 2017	118
Net earnings attributable to redeemable noncontrolling interest	2
Net purchase of redeemable noncontrolling interests	(103)
Adjustment of redeemable noncontrolling interests to redemption value	(5)
Balance at June 30, 2018	$12
14. Shareholders' Equity
At June 30, 2018 and 2017, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2018 and 2017.
We repurchased $1.8 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2018, 2017 and 2016, as described below. We funded the repurchases with available cash and short term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2018, we repurchased 8.4 million common shares having an aggregate cost of $550 million. The average price paid per common share was $65.30. These repurchases include $300 million purchased under an accelerated share repurchase ("ASR") program, which began on February 14, 2018 and was completed on March 21, 2018. We repurchased 4.3 million shares under the ASR at an average price paid per share of $69.26.
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

Cardinal Health | Fiscal 2018 Form 10-K	66

Notes to Financial Statements

shareholders' equity as follows: $2.5 billion decrease in common shares in treasury, $302 million decrease in common shares, and $2.2 billion decrease in retained earnings.
Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in the balance of accumulated other comprehensive income/(loss) by component and in total:

(in millions)	Foreign Currency Translation Adjustments and other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2016	$(123)	$7	$(116)
Other comprehensive income/(loss), net before reclassifications	(25)	19	(6)
Amounts reclassified to earnings	—	(3)	(3)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax of $9 million	(25)	16	(9)
Balance at June 30, 2017	(148)	23	(125)
Other comprehensive income/(loss), before reclassifications	58	—	58
Amounts reclassified to earnings	(23)	(2)	(25)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax of $1 million	35	(2)	33
Balance at June 30, 2018	$(113)	$21	$(92)
Activity related to realized and unrealized gains and losses on available-for-sale securities, as described in Note 6, was immaterial during fiscal 2018 and 2017.
15. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2018	2017	2016
Net earnings	$259	$1,294	$1,431
Net earnings attributable to noncontrolling interest	(3)	(6)	(4)
Net earnings attributable to Cardinal Health, Inc.	$256	$1,288	$1,427
Weighted-average common shares–basic	313	317	327
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	2	3	3
Weighted-average common shares–diluted	315	320	330
Basic earnings per common share attributable to Cardinal Health, Inc.:	$0.82	$4.06	$4.36
Diluted earnings per common share attributable to Cardinal Health, Inc.:	0.81	4.03	4.32

The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive for fiscal 2018, 2017 and 2016 were 6 million, 3 million and 2 million, respectively.
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
Our Medical segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. We further expanded this segment's portfolio of manufactured products through the acquisition of the Patient Recovery Business from Medtronic in July 2017, which includes incontinence, wound care, enteral feeding, urology, operating room supply, electrode and needle, syringe and sharps disposal product lines. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada .
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2018	2017	2016
Pharmaceutical	$121,241	$116,463	$109,131
Medical	15,581	13,524	12,430
Total segment revenue	136,822	129,987	121,561
Corporate (1)	(13)	(11)	(15)
Total revenue	$136,809	$129,976	$121,546

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general, and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate

67	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

management, corporate finance, financial and customer care shared services, human resources, information technology, and legal and compliance. The results attributable to noncontrolling interests of consolidated entities are recorded within segment profit. Corporate expenses are allocated to the segments based on headcount, level of benefit provided, and other ratable allocation methodologies.
We do not allocate the following items to our segments: LIFO inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other income/expense, net; interest expense, net; loss on extinguishment of debt; and provision for/(benefit from) income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. We encourage our segments and corporate functions to identify investment projects that will promote innovation and provide future returns. As approval decisions for such projects are dependent upon executive management, the expenses for such projects are often retained at Corporate. Investment spending within Corporate was $43 million, $17 million and $34 million for fiscal 2018, 2017 and 2016, respectively.
The following tables present segment profit by reportable segment and Corporate:

(in millions)	2018	2017	2016
Pharmaceutical	$1,992	$2,187	$2,488
Medical	662	572	457
Total segment profit	2,654	2,759	2,945
Corporate	(2,528)	(639)	(486)
Total operating earnings	$126	$2,120	$2,459
The following tables present depreciation and amortization and additions to property and equipment by reportable segment and Corporate:

(in millions)	2018	2017	2016
Pharmaceutical	$156	$122	$128
Medical	278	156	136
Corporate	598	439	377
Total depreciation and amortization	$1,032	$717	$641

(in millions)	2018	2017	2016
Pharmaceutical	$58	$50	$88
Medical	127	123	96
Corporate	199	214	281
Total additions to property and equipment	$384	$387	$465

The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2018	2017	2016
Pharmaceutical	$21,421	$21,848	$20,662
Medical	16,066	10,688	10,236
Corporate	2,464	7,576	3,224
Total assets	$39,951	$40,112	$34,122
The following tables present revenue and property and equipment, net by geographic area:

(in millions)	2018	2017	2016
United States	$132,526	$125,006	$116,864
International	4,283	4,970	4,682
Total revenue	$136,809	$129,976	$121,546

(in millions)	2018	2017	2016
United States	$1,950	$1,623	$1,558
International	537	256	238
Property and equipment, net	$2,487	$1,879	$1,796
17. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2018, 19 million shares remain available for future grants under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 8 million shares could be issued under awards other than stock options while 19 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest.
The following table provides total share-based compensation expense by type of award:

(in millions)	2018	2017	2016
Restricted share unit expense	$73	$69	$69
Employee stock option expense	22	19	21
Performance share unit expense	(10)	8	21
Total share-based compensation expense	$85	$96	$111
The total tax benefit related to share-based compensation was $23 million, $34 million and $38 million for fiscal 2018, 2017 and 2016, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.

Cardinal Health | Fiscal 2018 Form 10-K	68

Notes to Financial Statements

The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2016	2	$71.73
Granted	1	82.34
Vested	(1)	69.23
Canceled and forfeited	—	—
Nonvested at June 30, 2017	2	76.72
Granted	1	65.97
Vested	(1)	78.92
Canceled and forfeited	—	—
Nonvested at June 30, 2018	2	$71.58
The following table provides additional data related to restricted share unit activity:

(in millions)	2018	2017	2016
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$78	$73	$79
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$65	$64	$65
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for a period up to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2016	7	$54.09
Granted	1	83.09
Exercised	(2)	37.79
Canceled and forfeited	—	—
Outstanding at June 30, 2017	6	63.44
Granted	2	66.39
Exercised	(1)	43.12
Canceled and forfeited	—	—
Outstanding at June 30, 2018	7	$64.50
Exercisable at June 30, 2018	5	$59.60

The following table provides additional detail related to stock options:

(in millions, except per share amounts)	2018	2017	2016
Aggregate intrinsic value of outstanding options at period end	$13	$109	$181
Aggregate intrinsic value of exercisable options at period end	13	106	161
Aggregate intrinsic value of exercised options	14	73	63
Net proceeds/(withholding) from share-based compensation	(3)	26	6
Excess tax benefits from share based compensation	10	34	33
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	17	22	22
Total fair value of shares vested during the year	19	19	20
Weighted-average grant date fair value per stock option	13.50	16.67	17.40

(in years)	2018	2017	2016
Weighted-average remaining contractual life of outstanding options	7	7	6
Weighted-average remaining contractual life of exercisable options	5	6	5
Weighted-average period over which stock option compensation cost is expected to be recognized	2	2	2
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
The following table provides the range of assumptions used to estimate the fair value of stock options:

	2018			2017			2016
Risk-free interest rate	2.1%			1.4%	-	2.0%	1.5%	-	1.9%
Expected volatility	25%			24%			23%
Dividend yield	2.7%	-	2.8%	2.2%	-	2.5%	1.8%	-	2.0%
Expected life in years	7			7			7

69	Cardinal Health | Fiscal 2018 Form 10-K

Notes to Financial Statements

Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2016	0.8	$63.96
Granted	0.2	83.19
Vested (1)	(0.4)	51.49
Canceled and forfeited	—	—
Nonvested at June 30, 2017	0.6	77.83
Granted	0.2	66.43
Vested (2)	(0.2)	71.57
Canceled and forfeited	(0.2)	—
Nonvested at June 30, 2018	0.4	$66.13
(1) Vested at 170 percent of the target performance share units granted.
(2) Vested at 133 percent of the target performance share units granted.

The following table provides additional data related to performance share unit activity:

(in millions)	2018	2017	2016
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$1	$13	$17
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$14	$19	$16
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement savings plans was $129 million, $49 million and $84 million for fiscal 2018, 2017 and 2016, respectively.

18. Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for fiscal 2018 and 2017. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018
Revenue	$32,641	$35,186	$33,633	$35,349
Gross margin (1)	1,672	1,861	1,913	1,735
Distribution, selling, general and administrative expenses	1,062	1,131	1,132	1,270
Net earnings/(loss) (2)	117	1,053	255	(1,166)
Less: Net earnings attributable to noncontrolling interests	(2)	—	—	—
Net earnings/(loss) attributable to Cardinal Health, Inc.	115	1,053	255	(1,166)

Net earnings/(loss) attributable to Cardinal Health, Inc. per common share:
Basic	$0.36	$3.35	$0.81	$(3.76)
Diluted (3)	0.36	3.33	0.81	(3.76)

(1)	Gross margin was not impacted by LIFO benefit/(charges) in fiscal 2018.

(2)
During the fourth quarter of fiscal 2018, we recognized a goodwill impairment charge of $1.4 billion related to our Medical segment. There was no tax benefit related to this goodwill impairment charge.

(3)
Due to the net loss during the fourth quarter of fiscal 2018, dilutive potential common shares have not been included in the denominator of the dilutive per share computation due to their antidilutive effect.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017
Revenue	$32,039	$33,150	$31,821	$32,966
Gross margin (4)	1,590	1,602	1,728	1,623
Distribution, selling, general and administrative expenses	920	910	960	983
Net earnings	310	324	382	278
Less: Net earnings attributable to noncontrolling interests	(1)	—	(1)	(4)
Net earnings attributable to Cardinal Health, Inc.	309	324	381	274

Net earnings attributable to Cardinal Health, Inc. per common share:
Basic	$0.97	$1.02	$1.21	$0.87
Diluted	0.96	1.02	1.20	0.86

(4)	Gross margin is impacted by LIFO benefit/(charges) of $9 million and $(9) million in the second and third quarter, respectively. We did not have LIFO benefits/(charges) in the fourth quarter.

Cardinal Health | Fiscal 2018 Form 10-K	70

Notes to Financial Statements

19. Subsequent Events
In June 2018, we entered into a Securities Purchase Agreement and related Contribution and Rollover Agreement with investor entities controlled by CD&R. Pursuant to those agreements, on August 1, 2018, we sold our 98% ownership interest in naviHealth in exchange for proceeds of $736 million (after adjusting for certain fees and expenses) and a 44% equity interest in a partnership that owns 100% of the equity interest of naviHealth. We also have certain call rights to reacquire naviHealth.
On August 16, 2018 we entered into an ASR program to purchase shares of our common stock for an aggregate purchase price of $600 million and received an initial delivery of 9.5 million shares of common stock using a reference price of $50.45. The program is expected to conclude in the second quarter of fiscal 2019.

71	Cardinal Health | Fiscal 2018 Form 10-K

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts (1)

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2018
Accounts receivable	$137	$113	$1	$(111)	$139
Finance notes receivable	9	(2)	—	—	7
Sales returns and allowances	347	2,402	—	(2,270)	479
Other	1	—	—	—	1
	$494	$2,513	$1	$(2,381)	$626

Fiscal 2017
Accounts receivable	$135	$59	$1	$(58)	$137
Finance notes receivable	19	3	—	(13)	9
Sales returns and allowances	386	2,285	—	(2,324)	347
Other	1	—	—	—	1
	$541	$2,347	$1	$(2,395)	$494

Fiscal 2016
Accounts receivable	$135	$72	$2	$(74)	$135
Finance notes receivable	14	6	—	(1)	19
Sales returns and allowances	305	2,207	—	(2,126)	386
Other	1	—	—	—	1
	$455	$2,285	$2	$(2,201)	$541

(1)
Fiscal 2018, 2017 and 2016 include $3 million, $5 million and $5 million, respectively, for reserves related to customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings.

(2)	Recoveries of amounts provided for or written off in prior years were $1 million, $1 million and $2 million for fiscal 2018, 2017 and 2016, respectively.

(3)	Write-off of uncollectible accounts or actual sales returns.
The sum of the components may not equal the total due to rounding.

Cardinal Health | Fiscal 2018 Form 10-K	72

Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers and Corporate Governance
The following is a list of our executive officers:

Name	Age	Position
George S. Barrett	63	Executive Chairman of the Board
Michael C. Kaufmann	55	Chief Executive Officer
Jorge M. Gomez	50	Chief Financial Officer
Jon L. Giacomin	53	Chief Executive Officer, Medical segment
Michele A. M. Holcomb	50	Executive Vice President, Strategy and Corporate Development
Pamela O. Kimmet	60	Chief Human Resources Officer
Craig S. Morford	59	Chief Legal and Compliance Officer
Patricia B. Morrison	59	Executive Vice President, Customer Support Services and Chief Information Officer
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Barrett has served as Executive Chairman of the Board since January 2018. Prior to that, he served as Chairman and Chief Executive Officer from August 2009. He will retire in November 2018.
Mr. Kaufmann has served as Chief Executive Officer since January 2018. From November 2014 through December 2017, he served as Chief Financial Officer. From August 2009 until November 2014, he served as Chief Executive Officer, Pharmaceutical segment.
Mr. Gomez has served as Chief Financial Officer since January 2018. From June 2015 through December 2017, he served as Senior Vice President and CFO, Medical Segment. From February 2012 until June 2015, he was Senior Vice President and CFO, Pharmaceutical segment.
Mr. Giacomin has served as Chief Executive Officer, Medical segment since February 2018. From November 2014 to February 2018, he served as Chief Executive Officer, Pharmaceutical segment. From January 2011 until November 2014, he served as President, U.S. Pharmaceutical Distribution.
Ms. Holcomb has served as Executive Vice President, Strategy and Corporate Development since January 2017. She joined us from Teva Pharmaceutical Industries Ltd., where she served as Senior Vice President, Strategy, Portfolio, Search, and Partnerships and Chief Operating Officer, Global R&D from October 2015 to December 2016 and Senior Vice President, Chief Operating Officer, Global R&D from September 2012 to September 2015.
Ms. Kimmet has served as Chief Human Resources Officer since June 2016. Prior to joining us, Ms. Kimmet served as Senior Vice President, Human Resources at Coca-Cola Enterprises, Inc. from October 2010 to June 2016.
Mr. Morford has served as Chief Legal and Compliance Officer since May 2009.
Ms. Morrison has served as Executive Vice President, Customer Support Services and Chief Information Officer since June 2011. She will retire on September 1, 2018.
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
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2018 Annual Meeting of Shareholders (our “2018 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”

73	Cardinal Health | Fiscal 2018 Form 10-K

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below summarizes information relating to our equity compensation plans at June 30, 2018.

Equity Compensation Plan Information
Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options and Rights (#)		Weighted Average Exercise Price of Outstanding Options ($)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (#)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	10,320,017	(1)	$64.50 (1)	19,305,951 (2)
Equity compensation plans not approved by shareholders	4,203	(3)	— (3)	—
Total at June 30, 2018	10,324,220			19,305,951

(1)
In addition to stock options outstanding under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (the "2011 LTIP") and the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (the "2005 LTIP"), also includes 827,766 PSUs and 2,165,340 RSUs outstanding under the 2011 LTIP, 10,241 PSUs and 61,861 RSUs outstanding under the 2005 LTIP, and 165,024 RSUs outstanding under the 2007 Nonemployee Directors Equity Incentive Plan that are payable solely in common shares. PSUs and RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price. PSUs granted in fiscal 2015 are not reported in this table because they expired without any shares vesting. PSUs granted in fiscal 2016 and 2017 are reported in this table at the maximum payout level (200% of target) in accordance with SEC rules.

(2)
Reflects common shares available under the 2011 LTIP in the form of stock options and other stock-based awards. Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every common share issued; awards other than stock options are counted against the plan as two and one-half shares for every common share issued. This means that only 7,722,380 shares could be issued under awards other than stock options while 19,305,951 shares could be issued under stock options.

(3)
RSUs outstanding under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan that are payable solely in common shares. RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2018 Proxy Statement under the caption “Share Ownership Information.”

Cardinal Health | Fiscal 2018 Form 10-K	74

Exhibits

Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	72
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

Exhibit Number	Exhibit Description
2.1.1
Stock and Asset Purchase Agreement, dated April 18, 2017, between Cardinal Health, Inc. and Medtronic plc (incorporated by reference to Exhibit 2.1 to Cardinal Health's Current Report on Form 8-K filed on April 18, 2017, File No. 1-11373)

2.1.2
Amendment No. 1, dated as of July 28, 2017, to Stock and Asset Purchase Agreement, dated April 18, 2017, between Cardinal Health, Inc. and Medtronic plc (incorporated by reference to Exhibit 2.2.2 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 2017, File No. 1-11373)

2.1.3
Letter Agreement, dated November 21, 2017, by and between Cardinal Health, Inc. and Medtronic, plc (incorporated by reference to Exhibit 2.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, File No. 1-11373)

3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

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

4.2.2	Form of 4.625% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2010, File No. 1-11373)
4.2.3	Form of 3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.4	Form of 1.700% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.5	Form of 3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.6	Form of 4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.7	Form of 2.400% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.8	Form of 3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.9	Form of 4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.10	Form of 1.950% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.11	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)

75	Cardinal Health | Fiscal 2018 Form 10-K

Exhibits

4.2.12	Form of 4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.13	Form of 1.948% notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.14	Form of 2.616% notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.15	Form of Floating rate notes due 2022 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.16	Form of 3.079% notes due 2024 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.17	Form of 3.410% notes due 2027 (incorporated by reference to Exhibit 4.5 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.18	Form of 4.368% notes due 2047 (incorporated by reference to Exhibit 4.6 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
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

10.1.7
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*

10.1.8
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
10.2.2
First Amendment to Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.3
Form of Nonqualified Stock Option Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.4
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.5
Form of Performance Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.6
Form of Directors Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, File No. 1-11373)

10.3.1
Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.3.2
First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.3
Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.4
Third Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.4.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.5.1
Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-11373)*

10.5.2
First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)*

10.5.3
Second Amendment, effective as of January 1, 2018, to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, File No. 1-11373)

Cardinal Health | Fiscal 2018 Form 10-K	76

Exhibits

10.6
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.7.1
Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 6, 2012, File No. 1-11373)*

10.7.2
Amendment, dated August 5, 2015, to Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.7.3
Aircraft Time Sharing Agreement, effective August 5, 2015, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.7.4
Letter Agreement, dated November 5, 2017, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on November 6, 2017, File No. 1-11373)

10.8.1
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.8.2
Aircraft Time Sharing Agreement, effective as of February 8, 2018, by and between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-11373)

10.9
Confidentiality and Business Protection Agreement, effective as of April 9, 2012, between Cardinal Health, Inc. and Donald M. Casey Jr. (incorporated by reference to Exhibit 10.14.1 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)*

10.10
Confidentiality and Business Protection Agreement, effective as of September 9, 2014, between Cardinal Health, Inc. and Jon L. Giacomin (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)*

10.11
Confidentiality and Business Protection Agreement, effective as of November 6, 2017, between Cardinal Health, Inc. and Jorge M. Gomez (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 , File No. 1-11373)

10.12.1	Confidentiality and Business Protection Agreement, effective as of June 28, 2018, between Cardinal Health, Inc. and Patricia B. Morrison
10.12.2	Letter Agreement, dated July 17, 2018, between Cardinal Health, Inc. and Patricia B. Morrison
10.13.1
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.13.2
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual executive officers (incorporated by reference to Exhibit 10.39 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.14.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.3
Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.14.4
Third Amendment to Issuing and Paying Agency Agreement, dated September 15, 2017, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.14.5
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.6
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.7
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.8
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.14.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.12
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.14.13
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.14.14
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.15
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.16
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.14.17
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

77	Cardinal Health | Fiscal 2018 Form 10-K

Exhibits

10.14.18
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.14.19
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.20
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.14.21
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.14.22
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.14.23
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.15.1
Amended and Restated Five-Year Credit Agreement, dated as of June 16, 2016, among Cardinal Health, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, Joint Lead Arranger and Joint Book Manager, Bank of America, N.A. as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Joint Lead Arranger and Joint Book Manager, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Joint Book Manager (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on June 21, 2016, File No. 1-11373)

10.15.2
Amendment No. 1, dated as of May 1, 2017, to Amended and Restated Five-Year Credit Agreement as of June 16, 2016 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11373)

10.15.3
Amendment No. 2 to Amended and Restated Five-Year Credit Agreement, dated as of August 26, 2017, by and between Cardinal Health, Inc. and JPMorgan Chase Bank, N.A., individually and as administrative agent (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.16.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions Party thereto, the Managing Agents party thereto, and LC Banks party thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.16.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.16.3
Second Amendment, dated as of November 14, 2016, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.4.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.16.4
Third Amendment, dated as of August 30, 2017, to the Fourth Amended and Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 31, 2017, File No. 1-11373)

10.17.1
Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.5.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.17.2
Amendment No. 1 to Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.5.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373

10.18.1
Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.18.2
First Amendment to Tax Matters Agreement, dated as of May 28, 2012, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.20.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

Cardinal Health | Fiscal 2018 Form 10-K	78

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	25
1A	Risk Factors	31
1B	Unresolved Staff Comments	N/A
2	Properties	36
3	Legal Proceedings	36
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
6	Selected Financial Data	22
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	23
8	Financial Statements and Supplementary Data	42
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	39
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	73
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
13	Certain Relationships and Related Transactions, and Director Independence	(b)
14	Principal Accounting Fees and Services	(c)

	Part IV
15	Exhibits, Financial Statement Schedules	75
16	Form 10-K Summary	N/A
	Signatures	80

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2018 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2018 Proxy Statement under the caption "Corporate Governance."
(c)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2018 Proxy Statement under the caption “Audit Committee Matters.”

79	Cardinal Health | Fiscal 2018 Form 10-K

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2018.

Cardinal Health, Inc.

By:	/s/ MICHAEL C. KAUFMANN
MICHAEL C. KAUFMANN
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 22, 2018.

Name	Title
/s/ MICHAEL C. KAUFMANN	Chief Executive Officer and Director (principal executive officer)
Michael C. Kaufmann

/s/ JORGE M. GOMEZ	Chief Financial Officer (principal financial officer)
Jorge M. Gomez

/s/ STUART G. LAWS	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Stuart G. Laws

/s/ GEORGE S. BARRETT	Executive Chairman of the Board
George S. Barrett

/s/ DAVID J. ANDERSON	Director
David J. Anderson

/s/ COLLEEN F. ARNOLD	Director
Colleen F. Arnold

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ CLAYTON M. JONES	Director
Clayton M. Jones

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ DAVID P. KING	Director
David P. King

Cardinal Health | Fiscal 2018 Form 10-K	80