Form 10-Q
period 2018-09-30
CARDINAL HEALTH INC
filed 2018-11-08
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2018, was the following: 297,941,326

Cardinal Health Q1 Fiscal 2019 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a global, integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2019 and fiscal 2018 and to FY19 and FY18 are to the fiscal years ending or ended June 30, 2019 and June 30, 2018, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and various accruals and estimates. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (our “2018 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at September 30, 2018 and June 30, 2018, and in our condensed consolidated statements of earnings for the three months ended September 30, 2018 and 2017. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2018 Form 10-K.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	2

MD&A	Overview

Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2018 increased 8 percent to $35.2 billion due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, partially offset by the February 2018 divestiture of our China distribution business.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended September 30,
(in millions)	2018	2017	Change
GAAP	$816	$262	211%
State opioid assessment related to prior fiscal years	29	—
Restructuring and employee severance	32	132
Amortization and other acquisition-related costs	156	183
Impairments and (gain)/loss on disposal of assets	(511)	1
Litigation (recoveries)/charges, net	19	32
Non-GAAP	$542	$610	(11)%
The sum of the components may not equal the total due to rounding.
During the three months ended September 30, 2018, GAAP operating earnings increased 211 percent to $816 million and non-GAAP operating earnings decreased 11 percent to $542 million. The increase in GAAP operating earnings was primarily due to a $508 million gain from the divestiture of our naviHealth Holdings, LLC ("naviHealth") business. The decrease in non-GAAP operating earnings was primarily due to performance from our Pharmaceutical segment generics program, the adverse impact of pharmaceutical customer contract renewals and increased costs related to Cardinal Health Brand products, including Cordis. These factors were partially offset by the beneficial comparison to the prior-year fair value step-up of inventory acquired with the Patient Recovery Business.

3	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2018	2017	Change
GAAP	$1.94	$0.36	439%
State opioid assessment related to prior fiscal years	0.07	—
Restructuring and employee severance	0.08	0.27
Amortization and other acquisition-related costs	0.39	0.40
Impairments and (gain)/loss on disposal of assets	(1.23)	—
Litigation (recoveries)/charges, net	0.05	0.06
Non-GAAP	$1.29	$1.09	18%
The sum of the components may not equal the total due to rounding.
During the three months ended September 30, 2018, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS") increased 439 percent to $1.94 per share and non-GAAP diluted EPS increased 18 percent to $1.29 per share. GAAP diluted EPS increased primarily due to the factors impacting GAAP operating earnings, the benefit from applying a lower federal tax rate to our U.S. pre-tax earnings under the U.S. Tax Cuts and Jobs Act ("Tax Act") and the positive impact of discrete tax items, largely related to international legal entity changes. Non-GAAP diluted EPS increased primarily due to the benefit from applying a lower federal tax rate to our U.S. pre-tax earnings under the Tax Act and the positive impact of discrete tax items, largely related to international legal entity changes. The increase in non-GAAP diluted EPS was partially offset by the factors impacting non-GAAP operating earnings.

Cash and Equivalents

Our cash and equivalents balance was $2.0 billion at September 30, 2018 compared to $1.8 billion at June 30, 2018. The increase in cash and equivalents during the three months ended September 30, 2018 was due to $737 million of cash proceeds from the sale of our naviHealth business and net cash provided by operating activities of $365 million, offset in part by $600 million paid for share repurchases and $150 million paid in dividends.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	4

MD&A	Overview

Significant Developments in Fiscal 2018 and Trends
Divestitures

In August 2018, we sold our 98 percent ownership interest in naviHealth in exchange for cash proceeds of $737 million and a 44 percent equity interest in a partnership that owns 100 percent of naviHealth. We also have certain call rights to reacquire naviHealth. We recognized a pre-tax gain of $508 million related to this divestiture during the three months ended September 30, 2018.
Trends

U.S. Tax Cuts and Jobs Act
The Tax Act was enacted in December 2017. The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35 percent to 21 percent and requires companies to pay a one-time tax to repatriate, for U.S. purposes, earnings of certain foreign subsidiaries that were previously deferred for tax purposes. The rate change was effective at the beginning of calendar year 2018, and we expect the lower federal statutory rate to be more beneficial in fiscal 2019 than in fiscal 2018. Beginning in fiscal 2019, we are subject to new limitations on certain deductions and taxes on certain foreign sourced earnings, which will offset some of the additional benefit.
We are still completing our accounting for the tax effects of the Tax Act because all of the necessary information is not currently available, prepared, or analyzed.  As such, the amounts we have recorded are provisional estimates and, as permitted by the SEC, we will continue to assess the impact of enactment of the Tax Act. We may also record additional provisional amounts or adjustments to provisional amounts through December 2018.

5	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2018	2017	Change
Pharmaceutical	$31,416	$28,920	9%
Medical	3,801	3,724	2%
Total segment revenue	39,018	32,644	20%
Corporate	(4)	(3)	N.M.
Total revenue	$35,213	$32,641	8%

Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three months ended September 30, 2018 due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $3.4 billion. The increases were partially offset by the February 2018 divestiture of our China distribution business.
Medical Segment
Medical segment revenue growth for the three months ended September 30, 2018 was primarily due to sales growth from new and existing customers. The net impact of acquisitions and divestitures did not meaningfully impact revenue for the three months ended September 30, 2018.
Cost of Products Sold

Cost of products sold increased to $33.5 billion (8 percent) compared to the prior-year period, due to the factors affecting the change in revenue and gross margin.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended September 30,
(in millions)	2018	2017	Change
Gross margin	$1,667	$1,672	—%
Gross margin during the three months ended September 30, 2018 was essentially flat versus the prior-year period.
Gross margin rate declined 39 basis points during the three months ended September 30, 2018 mainly due to changes in pharmaceutical distribution product mix, the adverse impact of pharmaceutical customer contract renewals and Pharmaceutical segment generics program performance. Gross margin rate was positively impacted by the net impact of acquisitions and divestitures, which includes the Patient Recovery Business acquisition and the divestitures of our China distribution and naviHealth businesses.
Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2018	2017	Change
SG&A expenses	$1,155	$1,062	9%

During the three months ended September 30, 2018, SG&A expenses increased $48 million due to opioid-related costs, which include an assessment on prescription opioid medications that were sold or distributed in New York state and other opioid-matter legal defense expenses. The assessment includes $29 million related to sales of prescription opioid medications that were sold or distributed in fiscal years prior to fiscal 2019. See the "Explanation and Reconciliation of Non-GAAP Measures" and Note 9 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.

7	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 14 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2018	2017	Change
Pharmaceutical	$409	$467	(12)%
Medical	135	129	5%
Total segment profit	544	596	(9)%
Corporate	272	(334)	(181)%
Total consolidated operating earnings	$816	$262	211%

Pharmaceutical Segment Profit
The decrease in Pharmaceutical segment profit during the three months ended September 30, 2018 was primarily due to the adverse impact of our generics program performance and customer contract renewals. Performance from our specialty pharmaceutical products distribution and services business positively impacted Pharmaceutical segment profit.
Medical Segment Profit
The increase in Medical segment profit during the three months ended September 30, 2018 was primarily due to the beneficial comparison to the prior-year fair value step-up of inventory acquired with the Patient Recovery Business. The increase was largely offset by increased costs related to Cardinal Health Brand products, including Cordis. We expect Cordis operating performance to improve in fiscal 2019.
The net impact of acquisitions and divestitures did not meaningfully impact Medical segment profit for the three months ended September 30, 2018.
Corporate
The changes in Corporate during the three months ended September 30, 2018 are due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions)	2018	2017
Restructuring and employee severance	$32	$132
Amortization and other acquisition-related costs	156	183
Impairments and (gain)/loss on disposal of assets, net	(511)	1
Litigation (recoveries)/charges, net	19	32
Restructuring and Employee Severance
During the three months ended September 30, 2018, we recognized $26 million of employee-related severance costs in connection with our implementation of certain enterprise-wide cost-saving measures.
During the three months ended September 30, 2017, we incurred $125 million of contract termination costs to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $133 million and $135 million for the three months ended September 30, 2018 and 2017, respectively. Transaction and integration costs associated with the Patient Recovery Business acquisition were $22 million and $37 million for the three months ended September 30, 2018 and 2017, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the three months ended September 30, 2018, we recognized a pre-tax gain of $508 million related to the divestiture of our naviHealth business.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2018	2017	Change
Other (income)/expense, net	$3	$2	N.M.
Interest expense, net	77	81	(5)%
Loss on extinguishment of debt	—	1	N.M.
Provision for Income Taxes

During the three months ended September 30, 2018 and 2017, the effective tax rate was 19.4 percent and 34.2 percent, respectively. The reduction in the effective tax rate from fiscal 2018 to fiscal 2019 is primarily due to net benefits from the enactment of the Tax Act and the positive impact of discrete tax items, largely related to international legal entity changes.

9	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $2.0 billion at September 30, 2018 compared to $1.8 billion at June 30, 2018. At September 30, 2018, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
In August 2018, we completed the sale of our interest in naviHealth and received proceeds of $737 million and a 44 percent equity interest in a partnership that owns naviHealth. During the three months ended September 30, 2018, net cash provided by operating activities was $365 million, driven by net earnings and changes in working capital, and we deployed $600 million for share repurchases and $150 million for cash dividends.
The cash and equivalents balance at September 30, 2018 included $621 million of cash held by subsidiaries outside of the United States. Though our foreign earnings as of December 31, 2017 have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of the Tax Act on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely reinvested. As such, no non-U.S. taxes related to repatriation were recorded at September 30, 2018. If we decide to repatriate these earnings in the future, we may be subject to certain non-U.S. taxes at that time. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the Tax Act.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2018 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2018, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. Under our commercial paper and committed receivables programs, we had maximum amounts outstanding of $785 million and an average daily amount outstanding of $41 million during three months ended September 30, 2018. Our revolving credit facility and committed receivables sales facilities require us to maintain, as of September 30, 2018, a consolidated leverage ratio of no more than 3.75-to-1. As of September 30, 2018, we were in compliance with our financial covenants.

On November 6, 2018, we increased the maximum consolidated leverage ratio permitted under our revolving credit and committed receivables facilities prospectively to provide that, as of the end of any calendar quarter, our maximum consolidated leverage ratio may be no more than 4.25-to-1. The maximum ratio will reduce to 4.00-to-1 in September 2019, to 3.75-to-1 in March 2020 and to 3.25-to-1 in September 2020.
Long-Term Debt
At September 30, 2018, we had total long-term obligations, including the current portion and other short-term borrowings, of $9.0 billion.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	10

MD&A	Liquidity and Capital Resources

Capital Deployment

Capital Expenditures
Capital expenditures during the three months ended September 30, 2018 and 2017 were $58 million and $67 million, respectively.
Dividends
On May 9, 2018, our Board of Directors approved a quarterly dividend of $0.4763 per share, or $1.91 per share on an annualized basis, which was paid on July 15, 2018 to shareholders of record on July 2, 2018.
On August 8, 2018, our Board of Directors approved a quarterly dividend of $0.4763 per share, or $1.91 per share on an annualized basis, which was paid on October 15, 2018 to shareholders of record on October 1, 2018.
On November 7, 2018, our Board of Directors approved a quarterly dividend of $0.4763 per share, or $1.91 per share on an annualized basis, payable on January 15, 2019 to shareholders of record on January 2, 2019.
Share Repurchases

During the three months ended September 30, 2018, we deployed $600 million to purchase our common shares under an accelerated share repurchase ("ASR") program. We funded the ASR program with available cash and short-term borrowings. At September 30, 2018, we had $413 million remaining under our existing share repurchase program. In October 2018, we received the final delivery of 2.0 million shares, which reduced the amount remaining under our existing share repurchase program to $293 million. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on our ASR program.
On November 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program, which expires on December 31, 2021.

11	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2018 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2018. There have been no subsequent material changes outside of the ordinary course of business to those items.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	12

MD&A	Other Items

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheets at June 30, 2018. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2018 Form 10-K.
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
Goodwill

Purchased goodwill is tested for impairment annually or when indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, then a quantitative test is performed. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component).
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
Medical Unit Goodwill Qualitative Assessment
During the fourth quarter of fiscal 2018, we recorded a $1.4 billion goodwill impairment within our Medical segment. Although we believe the assumptions used to arrive at the estimate of fair value during the fourth quarter of fiscal 2018 continue to be reasonable and appropriate, changes in key assumptions during fiscal 2019, including a failure to meet expected earnings or other financial plans, or other unanticipated events and circumstances, such as a rise in interest rates or a significant change in industry or economic trends, may affect future estimates. Adverse changes in key assumptions may result in a further decline in fair value below the carrying value in the future and an additional impairment in our Medical segment in future periods, which could adversely affect our results of operations.

13	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Overview of Consolidated Results" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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

•
State opioid assessment related to prior fiscal years is the portion of the New York State assessment for prescription opioid medications that were sold or distributed in periods prior to fiscal 2019 and is excluded from non-GAAP financial measures because it relates to sales in prior fiscal years and inclusion would obscure analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while the New York law will require us to make payments on an ongoing basis, the portion of the assessment related to sales in periods prior to fiscal 2019 is a one-time, nonrecurring item.

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

•
Transitional tax benefit, net related to the Tax Cuts and Jobs Act is excluded because it results from the one-time impact during the one-year measurement period of a very significant change in the U.S. federal corporate tax rate and, due to the significant size of the benefit, obscures analysis of trends and financial performance. The transitional tax benefit includes the initial estimate and measurement period adjustments for the re-measurement of deferred tax assets and liabilities due to the reduction of the U.S. federal corporate income tax rate and the repatriation tax on undistributed foreign earnings, both of which are subject to adjustment through December 2018.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	14

Explanation and Reconciliation of Non-GAAP Financial Measures

The tax effect for each of the items listed above, other than the transitional tax benefit item, is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax and net impact of each item are presented with our GAAP to non-GAAP reconciliations.
Definitions
Growth rate calculation: growth rates in this report are determined by dividing the difference between current-period results and prior-period results by prior-period results.
Non-GAAP distribution, selling, general and administrative expenses or Non-GAAP SG&A: distribution, selling, general and administrative expenses, excluding state opioid assessment related to prior fiscal years.
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) impairments and (gain)/loss on disposal of assets, and (6) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) impairments and (gain)/loss on disposal of assets, (6) litigation (recoveries)/charges, net, and (7) loss on extinguishment of debt.
Non-GAAP Net Earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) impairments and (gain)/loss on disposal of assets, (6) litigation (recoveries)/charges, net, (7) loss on extinguishment of debt, each net of tax, and (8) transitional tax benefit related to the Tax Cuts and Jobs Act.
Non-GAAP effective tax rate: (provision for income taxes adjusted for (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) impairments and (gain)/loss on disposal of assets, (6) litigation (recoveries)/charges, net, (7) loss on extinguishment of debt, and (8) transitional tax benefit, (net) divided by (earnings before income taxes adjusted for the first seven items).
Non-GAAP diluted EPS attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

15	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	SG&A1	SG&A1 Growth Rate	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[2]	Net Earnings[2] Growth Rate	Diluted EPS[2]	Diluted EPS[2] Growth Rate
	First Quarter Fiscal 2019
GAAP	$1,155	9%	$816	211%	$736	$142	$593	416%	$1.94	439%
State opioid assessment related to prior fiscal years	(29)		29		29	8	21		0.07
Restructuring and employee severance	—		32		32	8	24		0.08
Amortization and other acquisition-related costs	—		156		156	36	120		0.39
Impairments and (gain)/loss on disposal of assets	—		(511)		(511)	(134)	(377)		(1.23)
Litigation (recoveries)/charges, net	—		19		19	5	14		0.05
Non-GAAP	$1,126	6%	$542	(11)%	$461	$65	$396	14%	$1.29	18%

	First Quarter Fiscal 2018
GAAP	$1,062	15%	$262	(51)%	$178	$61	$115	(63)%	$0.36	(63)%
Restructuring and employee severance	—		132		132	47	85		0.27
Amortization and other acquisition-related costs	—		183		183	58	125		0.40
Impairments and (gain)/loss on disposal of assets	—		1		1	—	1		—
Litigation (recoveries)/charges, net	—		32		32	13	19		0.06
Loss on extinguishment of debt	—		—		1	1	—		—
Non-GAAP	$1,062	15%	$610	(9)%	$527	$180	$346	(13)%	$1.09	(12)%

[1]	Distribution, selling, general and administrative expenses.

[2]	attributable to Cardinal Health, Inc.
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.
There were no LIFO charges/(credits) during the periods presented.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	16

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2018 Form 10-K since the end of fiscal 2018 through September 30, 2018.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Legal Proceedings
The legal proceedings described in Note 9 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.

17	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Other

Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in our 2018 Form 10-K and our filings with the SEC since June 30, 2018. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2, 3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
July 2018	262	$49.79	—	$893
August 2018	9,515,969	50.45	9,514,371	413
September 2018	303	53.30	—	413
Total	9,516,534	$50.45	9,514,371	$413

(1)	Reflects 262, 1,598 and 303 common shares purchased in July, August and September 2018, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On August 16, 2018 we entered into an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $600 million and received an initial delivery of 9.5 million common shares using a reference price of $50.45. The program completed on October 25, 2018 and we received a final delivery of 2.0 million common shares. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

(3)
On February 7, 2018 our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2020. On November 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program that expires on December 31, 2021.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	18

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2018	2017
Revenue	$35,213	$32,641
Cost of products sold	33,546	30,969
Gross margin	1,667	1,672

Operating expenses:
Distribution, selling, general and administrative expenses	1,155	1,062
Restructuring and employee severance	32	132
Amortization and other acquisition-related costs	156	183
Impairments and (gain)/loss on disposal of assets, net	(511)	1
Litigation (recoveries)/charges, net	19	32
Operating earnings	816	262

Other (income)/expense, net	3	2
Interest expense, net	77	81
Loss on extinguishment of debt	—	1
Earnings before income taxes	736	178

Provision for income taxes	142	61
Net earnings	594	117

Less: Net earnings attributable to noncontrolling interests	(1)	(2)
Net earnings attributable to Cardinal Health, Inc.	$593	$115

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.95	$0.36
Diluted	1.94	0.36

Weighted-average number of common shares outstanding:
Basic	305	316
Diluted	306	318

Cash dividends declared per common share	$0.4763	$0.4624
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(in millions)	2018	2017
Net earnings	$594	$117

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(3)	40
Net unrealized gain/(loss) on derivative instruments, net of tax	(1)	(1)
Total other comprehensive income/(loss), net of tax	(4)	39

Total comprehensive income	590	156

Less: comprehensive income attributable to noncontrolling interests	(1)	(2)
Total comprehensive income attributable to Cardinal Health, Inc.	$589	$154
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	20

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and equivalents	$2,045	$1,763
Trade receivables, net	8,082	7,800
Inventories, net	12,481	12,308
Prepaid expenses and other	1,837	1,926
Assets held for sale	—	756
Total current assets	24,445	24,553

Property and equipment, net	2,436	2,487
Goodwill and other intangibles, net	12,093	12,229
Investments	394	50
Other assets	643	632
Total assets	$40,011	$39,951

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,236	$19,677
Current portion of long-term obligations and other short-term borrowings	1,002	1,001
Other accrued liabilities	1,819	2,002
Liabilities related to assets held for sale	—	213
Total current liabilities	23,057	22,893

Long-term obligations, less current portion	7,999	8,012
Deferred income taxes and other liabilities	3,042	2,975

Redeemable noncontrolling interests	—	12

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at September 30, 2018 and June 30, 2018, respectively	2,590	2,730
Retained earnings	5,097	4,645
Common shares in treasury, at cost: 27 million shares and 18 million shares at September 30, 2018 and June 30, 2018, respectively	(1,678)	(1,224)
Accumulated other comprehensive loss	(96)	(92)
Total shareholders’ equity	5,913	6,059
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$40,011	$39,951
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net earnings	$594	$117

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	245	229
Impairments and (gain)/loss on sale of investments	2	6
Impairments and (gain)/loss on disposal of assets, net	(511)	1
Share-based compensation	19	17
Provision for bad debts	21	16
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	(302)	(359)
(Increase)/decrease in inventories	(178)	(381)
Increase/(decrease) in accounts payable	559	1,296
Other accrued liabilities and operating items, net	(84)	239
Net cash provided by operating activities	365	1,181

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(6,139)
Additions to property and equipment	(58)	(67)
Purchase of available-for-sale securities and other investments	(4)	(3)
Proceeds from sale of available-for-sale securities and other investments	1	64
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	740	1
Net cash provided by/(used in) investing activities	679	(6,144)

Cash flows from financing activities:
Payment of contingent consideration obligation	—	(15)
Net change in short-term borrowings	—	(6)
Purchase of noncontrolling interests	—	(3)
Reduction of long-term obligations	(1)	(402)
Net tax proceeds/(withholdings) from share-based compensation	(13)	(18)
Dividends on common shares	(150)	(150)
Purchase of treasury shares	(600)	(150)
Net cash used in financing activities	(764)	(744)

Effect of exchange rates changes on cash and equivalents	2	9

Net increase/(decrease) in cash and equivalents	282	(5,698)
Cash and equivalents at beginning of period	1,763	6,879
Cash and equivalents at end of period	$2,045	$1,181
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	22

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Refer to Note 6 for further information on our equity method investments.
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2019 and 2018 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2019 and June 30, 2018, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. To conform to the current year presentation, certain prior year amounts have been reclassified. In addition, financial results presented for this fiscal 2019 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2019. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "2018 Form 10-K").
Recent Financial Accounting Standards
In March 2018, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance to codify SEC staff accounting bulletin 118 (“SAB 118”), which was issued in connection with the Tax Cuts and Jobs Act (the “Tax Act”) of December 2017. The guidance allows companies to use provisional estimates to record the effects of the Tax Act and also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act. We adopted this guidance in the second quarter of fiscal 2018 when it was initially issued as SAB 118. We are still completing our accounting for the tax effects of the Tax Act because all the necessary information is not currently available, prepared or analyzed. As such, we have made reasonable estimates of the effects of the Tax Act on our financial results. As we complete our analysis of the accounting for the tax effects of enactment of the Tax Act, we may record additional provisional amounts or adjustments to provisional amounts as discrete items in the three months ended December 31, 2018. See Note 8 for additional information regarding income taxes.
In August 2017, the FASB issued accounting guidance which is intended to improve and simplify accounting rules around hedge accounting. We early adopted this guidance in the first quarter of fiscal 2019 as permitted by the guidance. The adoption did not have a material impact on our condensed consolidated financial statements.
In October 2016, the FASB issued amended accounting guidance that requires an entity to recognize the income tax effect of intercompany sales and transfers of assets other than inventory at the time that the transfer occurs rather than when the asset is sold to a third party. This amendment became effective for us in the first quarter of fiscal 2019. The adoption did not have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued accounting guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to contingent consideration payments made after a business combination, distributions received from equity method investees, debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. We adopted this guidance in the first quarter of fiscal 2019. The adoption did not have a material impact on our condensed consolidated statements of cash flows.
In June 2016, the FASB issued amended accounting guidance that will require entities to measure credit losses on trade and other receivables, held-to-maturity debt securities, loans and other instruments using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts. This guidance also requires that credit losses on available-for-sale debt securities with unrealized losses be recognized as allowances rather than as deductions in the amortized cost of the securities. This guidance will be effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of adoption on our condensed consolidated financial statements.
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset but recognize expenses on their income statements in a manner similar to today’s

23	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Notes to Financial Statements

accounting. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. We will adopt this guidance when it is effective for us in the first quarter of fiscal 2020 and we expect to elect the practical expedient which will allow us to not apply the amended lease accounting guidance to comparative periods that will be presented. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to equipment. We anticipate that the adoption of the amended lease guidance will result in an increase to the assets and liabilities on our condensed consolidated balance sheet, but we are continuing to evaluate the impact of this standard on our condensed consolidated financial statements and the methods of adoption.
In January 2016, the FASB issued amended accounting guidance intended to improve the recognition and measurement of financial instruments. The amended guidance primarily changes the accounting for equity investments, financial liabilities under the fair value option, the method for assessing the realizability of deferred tax assets related to available-for-sale securities and the presentation and disclosure requirements for financial instruments. We adopted the amended guidance in the first quarter of fiscal 2019 and are using the net asset value ("NAV") practical expedient for certain fund assets previously accounted for using the equity and cost methods. The amended accounting guidance did not have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued amended accounting guidance related to revenue recognition which we adopted in the first quarter of fiscal 2019 using the modified retrospective method and that we applied to customer contracts that were not completed as of June 30, 2018. This guidance is based on the principle that revenue is recognized in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services to customers. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent considerations, performance obligations and licensing, and certain scope improvements and practical expedients.
Our revenue is primarily distribution revenue related to the distribution of pharmaceutical and medical products, which we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise.
The adoption of the amended accounting guidance did not have a material impact on our condensed consolidated financial statements. We did not record any material contract assets, contract liabilities, or deferred contract costs in our condensed consolidated balance sheets upon adopting the amended accounting guidance.
We elected the practical expedient to expense costs to obtain a contract when incurred when the amortization period would have been one year or less. Additionally, we have elected the practical expedients to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed and for contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. See Note 14 for additional information regarding our revenue recognition.
2. Acquisitions
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The acquisition further expands our Medical segment's portfolio of self-manufactured products.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $22 million and $37 million during the three months ended September 30, 2018 and 2017, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the fair value of assets acquired and liabilities assumed for the acquisition of the Patient Recovery Business was finalized during the three months ended September 30, 2018, resulting in goodwill of $3.3 billion. There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for the Patient Recovery Business acquisition from those disclosed in our fiscal 2018 Form 10-K.
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three months ended September 30,
(in millions)	2018	2017
Employee-related costs (1)	$29	$4
Facility exit and other costs (2)	3	128
Total restructuring and employee severance	$32	$132

(1)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.

(2)
Facility exit and other costs primarily consist of product distribution and lease contract termination costs, accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring our delivery of information technology infrastructure services.

In early fiscal 2019, we implemented certain enterprise-wide cost-saving measures, which we expect to reduce our future operating expenses. As a result, we incurred employee-related severance costs of $26 million, on a pre-tax basis, which are reflected in restructuring and employee severance in the condensed

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	24

Notes to Financial Statements

consolidated statements of earnings for the three months ended September 30, 2018.
In fiscal 2018, we entered into an agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model. The costs associated with this restructuring included $125 million, on a pre-tax basis, in contract termination costs that were paid during fiscal 2018. These costs are reflected in restructuring and employee severance in the condensed consolidated statements of earnings during the three months ended September 30, 2017.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2018	$24	$4	$28
Additions	26	2	28
Payments and other adjustments	(5)	(1)	(6)
Balance at September 30, 2018	$45	$5	$50
4. Divestitures
In August 2018, we sold our 98 percent ownership interest in naviHealth Holdings, LLC ("naviHealth") to investor entities controlled by Clayton, Dubilier & Rice in exchange for cash proceeds of $737 million (after adjusting for certain fees and expenses) and a 44 percent equity interest in a partnership that owns 100 percent of the equity interest of naviHealth. We also have certain call rights to reacquire naviHealth. Refer to Note 6 for further discussion regarding this investment.
During the three months ended September 30, 2018, we recognized a pre-tax gain of $508 million related to this divestiture in impairments and (gain)/loss on disposal of assets in our condensed consolidated statement of earnings. This gain includes our initial recognition of an equity method investment for $358 million and the derecognition of redeemable noncontrolling interests of $12 million. The tax expense as a result of this transaction will be approximately $130 million. We determined that the sale of the naviHealth business does not meet the criteria to be classified as discontinued operations. The naviHealth business operated within our Medical segment.

5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2018	$2,621	$5,695	$8,316
Goodwill acquired, net of purchase price adjustments	—	6	6
Foreign currency translation adjustments and other	—	(3)	(3)
Balance at September 30, 2018	$2,621	$5,698	$8,319
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2018
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$59	$—	$59	N/A
Total indefinite-life intangibles	59	—	59	N/A

Definite-life intangibles:
Customer relationships	3,512	1,272	2,240	14
Trademarks, trade names and patents	667	258	409	14
Developed technology and other	1,560	494	1,066	11
Total definite-life intangibles	5,739	2,024	3,715	13
Total other intangible assets	$5,798	$2,024	$3,774	N/A

25	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Notes to Financial Statements

	June 30, 2018
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$62	$—	$62
Total indefinite-life intangibles	62	—	62

Definite-life intangibles:
Customer relationships	3,513	1,191	2,322
Trademarks, trade names and patents	667	246	421
Developed technology and other	1,562	454	1,108
Total definite-life intangibles	5,742	1,891	3,851
Total other intangible assets	$5,804	$1,891	$3,913
Total amortization of intangible assets was $133 million and $135 million for the three months ended September 30, 2018 and 2017, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2019 through 2023 is as follows: $396 million, $501 million, $433 million, $398 million, and $349 million.
6. Investments
Investments in non-marketable equity securities are accounted for under the fair value, equity or net asset value method of accounting and are included in investments in the condensed consolidated balance sheets. For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Our share of the earnings and losses are recorded in other income, net in the condensed consolidated statements of earnings. We closely monitor our investments for other-than-temporary impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
In connection with the naviHealth divestiture discussed in Note 4, we obtained a 44 percent equity interest in a partnership that owns 100 percent of the equity interest of naviHealth. We accounted for this investment initially at its fair value using Level 3 unobservable inputs based on expected sales proceeds following a competitive bidding process. Accordingly, we initially recognized a $358 million equity method investment during the three months ended September 30, 2018.
We are accounting for this investment using the equity method of accounting and on a one-month reporting lag. Our proportionate share of naviHealth's net loss for the three months ended September 30, 2018 was immaterial. Our proportionate share includes only one month of naviHealth's results due to the divestiture occurring in August and as a result of the one-month reporting lag. During the three months ended September 30, 2018 we received a non-cash distribution of $14 million in the form of the partnership's payment for certain of our divestiture transaction costs directly to the applicable third-party. At September 30, 2018 the carrying value of this investment was $344 million.
7. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long term obligations, including the current portion and other short-term borrowings, of $9.0 billion at both September 30, 2018 and June 30, 2018. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $20.2 billion.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility.
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
Our revolving credit facility and committed receivables sales facility require us to maintain, as of September 30, 2018, a consolidated leverage ratio of no more than 3.75-to-1. As of September 30, 2018, we were in compliance with our financial covenants. On November 6, 2018, we increased the maximum consolidated leverage ratio permitted under our revolving credit and committed receivables facilities prospectively to provide that, as of the end of any calendar quarter, our maximum consolidated leverage ratio may be no more than 4.25-to-1. The maximum ratio will reduce to 4.00-to-1 in September 2019, to 3.75-to-1 in March 2020 and to 3.25-to-1 in September 2020.
8. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected fiscal 2018 and will incrementally affect our fiscal year 2019 financial results in several ways. First, the U.S. statutory tax rate in fiscal 2019 is reduced to 21 percent. Second, the Tax Act established new tax provisions that affected us beginning July 1, 2018 including, (1) eliminating the U.S.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	26

Notes to Financial Statements

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
In fiscal 2018 we recorded provisional estimates for the remeasurement of our deferred tax assets and liabilities and the amount of the repatriation tax on undistributed foreign earnings. We did not adjust these provisional amounts during the three months ended September 30, 2018, but we did provide estimates for other provisions of the Tax Act beginning July 1, 2018. We intend to update and finalize our provisional estimates by December 2018.
Effective Tax Rate
During the three months ended September 30, 2018 and 2017, the effective tax rate was 19.4 percent and 34.2 percent, respectively. The reduction in the effective tax rate from fiscal 2018 to fiscal 2019 is primarily due to net benefits from the enactment of the Tax Act and the positive impact of discrete tax items, largely related to international legal entity changes.
Unrecognized Tax Benefits
We had $423 million of unrecognized tax benefits at September 30, 2018 and June 30, 2018. The September 30, 2018 and June 30, 2018 balances include $262 million of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
At September 30, 2018 and June 30, 2018, we had $114 million and $110 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $153 million and $151 million at September 30, 2018 and June 30, 2018, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition. The indemnification receivable was $21 million at September 30, 2018 and June 30, 2018 and is included in other assets in the condensed consolidated balance sheet.
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
New York Opioid Stewardship Act
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Act (the "OSA"). The OSA created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Each licensed manufacturer and distributor is required to pay a portion of the assessment based on its ratable share, as determined by the state, of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year. The initial payment is due on January 1, 2019 for opioids sold or distributed during calendar year 2017. The Healthcare Distribution Alliance and other parties have filed lawsuits challenging the constitutionality of the law and seeking an injunction against its enforcement.
In October, we received notices from the New York Department of Health (the "Department") of our estimated payment amount for calendar year 2017. The Department noted that it is still validating reported data and the final amount owed could vary significantly from this estimated payment amount.

27	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Notes to Financial Statements

We accrue for contingencies if it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2018, we recorded an aggregate accrual of $34 million for calendar year 2017 and the first three quarters of calendar year 2018 based on the estimated payment amount. This is our best estimate of the OSA payments owed at September 30, 2018.
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
Opioid Lawsuits
Pharmaceutical wholesale distributors, including us, have been named as defendants in over 1,000 lawsuits relating to the distribution of prescription opioid pain medications. These lawsuits have been filed in various federal, state, and other courts by a variety of plaintiffs, primarily counties, municipalities and other political subdivisions from 48 states. Plaintiffs also include state attorneys general, unions and other health and welfare funds, hospital systems and other healthcare providers. Of these lawsuits, 50 are purported class actions. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as negligence, public nuisance, unjust enrichment as well as violations of controlled substance laws and various other statutes. Many also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the United States District Court for the Northern District of Ohio. The court, among other things, ordered that three lawsuits be set for trial in 2019. In connection with these proceedings, distributors have engaged in preliminary discussions with various parties, including state attorneys general, regarding possible resolution structures.
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
We are vigorously defending ourselves in all of these opioid matters. Given the uncertainty surrounding these lawsuits and investigations and their early stages, we are unable to predict their outcome or estimate a range of reasonably possible losses.
Product Liability Lawsuits
As of October 30, 2018, we are named as a defendant in 198 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 2,218 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 19 similar lawsuits involving claims by approximately 20 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	28

Notes to Financial Statements

At September 30, 2018, we had a total of $268 million, net of estimated insurance recoveries of $10 million, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the condensed consolidated balance sheets. During the three-months ended September 30, 2018, we refined the methodology used to estimate probable losses and have developed a range of estimated losses. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $459 million, net of estimated insurance recoveries of $10 million.
10. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Other investments (1)	$120	$—	$—	$120
Liabilities:
Forward contracts (2)	—	(89)	—	(89)

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$200	$—	$—	$200
Other investments (1)	117	—	—	117
Liabilities:
Forward contracts (2)	—	(76)	—	(76)

(1)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds primarily invest in the equity securities of companies with large market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

(2) The fair value of interest rate swaps, foreign currency contracts and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other and deferred income taxes and other liabilities within the condensed consolidated balance sheets.
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
Currency Exchange Risk Management
We conduct business in several major international currencies and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce volatility in earnings, cash flow and net investments in certain subsidiaries to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses.
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three months ended September 30, 2018 and 2017, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.

29	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Notes to Financial Statements

Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three months ended September 30, 2018 and 2017.
All gains and losses currently included within accumulated other comprehensive loss associated with the Company’s foreign exchange forward contracts to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in European subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In the three months ended September 30, 2018, the Company entered into a €200 million cross-currency swap maturing in 2023.
Cross-currency swaps designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of accumulated other comprehensive loss until the sale or substantial liquidation of the underlying net investments. To the extent the cross-currency swaps designated as net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There were no gains or losses from net investment hedges recorded in other comprehensive income during the quarter ended September 30, 2018. There was no ineffectiveness in our net investment hedges during the three months ended September 30, 2018.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded $1 million expense and $1 million income in the three months ended September 30, 2018 and 2017, respectively. The principal currencies managed through foreign currency contracts are the Euro, Canadian dollar, British pound, Japanese yen, and Chinese renminbi.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2018 and June 30, 2018 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2018	June 30, 2018
Estimated fair value	$8,858	$8,852
Carrying amount	9,001	9,013
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
12. Shareholders' Equity
During the three months ended September 30, 2018, we repurchased 9.5 million common shares having an aggregate cost of $480 million. The average price paid per common share was $50.45. This repurchase was the initial delivery of shares in a $600 million accelerated share repurchase ("ASR") program, which began on August 16, 2018 and was completed on October 25, 2018 when we received the final delivery of 2.0 million common shares. The number of shares ultimately received was based on the volume weighted average price during the term of the ASR program. This was funded with available cash and short-term borrowings.
During the three months ended September 30, 2017, we repurchased 2.2 million common shares having an aggregate cost of $150 million. The average price paid per common share was $67.92. We funded the repurchases with available cash and short-term borrowings.
The common shares repurchased are held in treasury to be used for general corporate purposes.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	30

Notes to Financial Statements

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(113)	$21	$(92)
Other comprehensive income/(loss), before reclassifications	(3)	—	(3)
Amounts reclassified to earnings	—	(2)	(2)
Other comprehensive income/(loss), net of tax	(3)	(2)	(5)
Balance at September 30, 2018	$(116)	$19	$(96)
The sum of components may not equal the total due to rounding.
13. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30,
(in millions)	2018	2017
Weighted-average common shares–basic	305	316
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	1	2
Weighted-average common shares–diluted	306	318
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive for the three months ended September 30, 2018 and 2017 were 6 million and 5 million, respectively.
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
Revenue
Our Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers to support the development, marketing, and distribution of specialty pharmaceutical products; operates nuclear pharmacies and radiopharmaceutical manufacturing facilities; provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers; and repackages generic pharmaceuticals and over-the-counter healthcare products.
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
Revenue in both segments is primarily related to the distribution of pharmaceutical and medical products, which we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. Service revenues are recognized over the period that services are provided to the customer. Revenues derived from services are not material for either segment for all periods presented.
We are generally the principal in a transaction, therefore our revenue is primarily recorded on a gross basis. When we are a principal in a transaction, we have determined that we control the ability to direct the use of the product or service prior to transfer to a customer, are primarily responsible for fulfilling the promise to provide the product or service to our customer, have discretion in establishing prices, and ultimately control the transfer of the product or services provided to the customer.
Revenue is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, discounts, rebates and other variable consideration. Sales returns are recorded based on estimates using historical data. Shipping and handling costs are primarily included in SG&A expenses in our condensed consolidated statements of earnings and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer.  Shipping and handling costs incurred after control has transferred to the customer are treated as fulfillment costs. As of September 30, 2018, assets recorded for the right to recover products from customers and the associated refund liabilities for return allowances were not material.

31	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Notes to Financial Statements

The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2018	2017
Pharmaceutical	$31,416	$28,920
Medical	3,801	3,724
Total segment revenue	39,018	32,644
Corporate (1)	(4)	(3)
Total revenue	$35,213	$32,641

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents disaggregated revenue within our two reportable segments:

Three Months Ended September 30,
(in millions)	2018
Pharmaceutical distribution and specialty	$31,209
Nuclear Precision Health Services (1)	207
Pharmaceutical segment revenue	31,416
Medical distribution and products (2)	3,380
Cardinal Health At Home	421
Medical segment revenue	3,801
Total segment revenue	39,018
Corporate (3)	(4)
Total revenue	$35,213

(1)	Our Nuclear Precision Health Services division was formerly referred to as our Nuclear Pharmacy Services division.

(2)	Comprised of all Medical segment businesses except for Cardinal Health At Home division.

(3)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

Three Months Ended September 30,
(in millions)	2018
United States	$38,046
International	972
Total segment revenue	39,018
Corporate (1)	(4)
Total revenue	$35,213

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial, and customer care shared services, human resources, information technology, and legal and compliance, which are allocated to the segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.
We do not allocate the following items to our segments: last-in first-out, or ("LIFO"), inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; state opioid assessment related to prior fiscal years; other income, net; interest expense, net; loss on extinguishment of debt; and provision for/(benefit from) income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $7 million and $5 million for the three months ended September 30, 2018 and 2017, respectively.
In connection with the naviHealth divestiture discussed in Note 4, we recognized a pre-tax gain of $508 million during the three months ended September 30, 2018, which was retained at Corporate.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2018	2017
Pharmaceutical	$409	$467
Medical	135	129
Total segment profit	544	596
Corporate	272	(334)
Total operating earnings	$816	$262
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2018	June 30, 2018
Pharmaceutical	$21,733	$21,421
Medical	15,670	16,066
Corporate	2,608	2,464
Total assets	$40,011	$39,951
15. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	32

Notes to Financial Statements

The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2018	2017
Restricted share unit expense	$14	$18
Employee stock option expense	4	5
Performance share unit expense	1	(6)
Total share-based compensation	$19	$17
The total tax benefit related to share-based compensation was $5 million and $6 million for the three months ended September 30, 2018 and 2017, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2018	2	$71.58
Granted	2	50.28
Vested	(1)	75.95
Canceled and forfeited	—	—
Nonvested at September 30, 2018	3	$57.60
At September 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $123 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2018	7	$64.50
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at September 30, 2018	7	$64.36
Exercisable at September 30, 2018	6	$62.90

At September 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $4 million, which is expected to be recognized over a weighted-average period of one year.
The following tables provide additional detail related to stock options:

(in millions)	September 30, 2018	June 30, 2018
Aggregate intrinsic value of outstanding options at period end	$23	$13
Aggregate intrinsic value of exercisable options at period end	23	13

(in years)	September 30, 2018	June 30, 2018
Weighted-average remaining contractual life of outstanding options	6	7
Weighted-average remaining contractual life of exercisable options	6	5
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2018	0.4	$66.13
Granted	0.4	50.25
Vested (1)	(0.1)	84.27
Canceled and forfeited	—	—
Nonvested at September 30, 2018	0.6	$50.50
The sum of the components may not equal the total due to rounding.
(1) No payout was made because the threshold performance goal was not met.
At September 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $21 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.

33	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
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
10.1
Letter Agreement, dated July 17, 2018, between Cardinal Health, Inc. and Patricia B. Morrison (incorporated by reference to Exhibit 10.12.2 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 2018, File No. 1-11373)

10.2	Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on September 26, 2018, File No. 1-11373)
10.3
Amendment No. 3 to Amended and Restated Five-Year Credit Agreement, dated as of November 6, 2018, by and between Cardinal Health, Inc. and JPMorgan Chase Bank, N.A., individually and as administrative agent

10.4	Amendment No. 2 to Seventh Amended and Restated Performance Guaranty, dated as of November 6, 2018, among Cardinal Health, Inc., Cardinal Health Funding, LLC, and MUFG Bank, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	34

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	19
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4	Controls and Procedures	17

	Part II. Other Information
Item 1	Legal Proceedings	17
Item 1A	Risk Factors	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	34
	Signatures	36

N/A	Not applicable

35	Cardinal Health | Q1 Fiscal 2019 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 8, 2018	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JORGE M. GOMEZ
Jorge M. Gomez
Chief Financial Officer

Cardinal Health | Q1 Fiscal 2019 Form 10-Q	36