Form 10-Q
period 2018-12-31
CARDINAL HEALTH INC
filed 2019-02-07
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2019, was the following: 298,016,653.

Cardinal Health Q2 Fiscal 2019 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (our “2018 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at December 31, 2018 and June 30, 2018, and in our condensed consolidated statements of earnings for the three and six months ended December 31, 2018 and 2017. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2018 Form 10-K.

Overview of Consolidated Results
Revenue

During the three and six months ended December 31, 2018, revenue increased 7 percent to $37.7 billion and 8 percent to $73.0 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, partially offset by the February 2018 divestiture of our China distribution business.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	2

MD&A	Overview

GAAP and Non-GAAP Operating Earnings

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2018	2017	Change	2018	2017	Change
GAAP operating earnings	$504	$399	26%	$1,320	$661	100%
State opioid assessment related to prior fiscal years	(29)	—		—	—
Restructuring and employee severance	12	21		44	153
Amortization and other acquisition-related costs	157	184		314	368
Impairments and (gain)/loss on disposal of assets	8	68		(503)	68
Litigation (recoveries)/charges, net	(15)	58		3	90
Non-GAAP operating earnings	$637	$730	(13)%	$1,178	$1,340	(12)%
The sum of the components may not equal the total due to rounding.
The increase in GAAP operating earnings during the three months ended December 31, 2018 was primarily due to favorable changes in litigation recoveries and charges, the beneficial comparison to the prior-year write-down of the assets held for sale from the divestiture of our China distribution business and growth from our specialty pharmaceutical products distribution and services business. These positive factors were partially offset by the negative impact of our Pharmaceutical segment generics program performance.
The increase in GAAP operating earnings during the six months ended December 31, 2018 was primarily due to a $508 million gain from the divestiture of our naviHealth Holdings, LLC ("naviHealth") business and the same factors impacting GAAP operating earnings during the three months ended December 31, 2018. The beneficial comparisons to the prior-year $125 million of contract termination costs to transition the distribution of our Medical segment surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model and the prior-year fair value step-up of inventory acquired with the Patient Recovery Business also contributed to the increase in GAAP operating earnings during the six months ended December 31, 2018.
The decrease in non-GAAP operating earnings during the three months and six ended December 31, 2018 was primarily due to the negative impact of our Pharmaceutical segment generics program performance, increased costs related to Cardinal Health Brand products and the adverse impact of pharmaceutical customer contract renewals. These factors were partially offset by growth from our specialty pharmaceutical products distribution and services business and the beneficial comparison to the prior-year fair value step-up of inventory acquired with the Patient Recovery Business.

3	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2018	2017	Change	2018	2017	Change
GAAP (1)	$0.93	$3.33	(72)%	$2.88	$3.68	(22)%
State opioid assessment related to prior fiscal years	(0.07)	—		—	—
Restructuring and employee severance	0.03	0.07		0.11	0.34
Amortization and other acquisition-related costs	0.40	0.46		0.79	0.85
Impairments and (gain)/loss on disposal of assets	0.02	0.35		(1.22)	0.35
Litigation (recoveries)/charges, net	(0.04)	0.13		0.01	0.19
Transitional tax benefit, net	0.01	(2.83)		0.01	(2.82)
Non-GAAP (1)	$1.29	$1.51	(15)%	$2.58	$2.60	(1)%
The sum of the components may not equal the total due to rounding.

(1)	diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS")
During the three months ended December 31, 2018, GAAP diluted EPS decreased primarily due to transitional tax benefits related to the enactment of the U.S. Tax Cuts and Jobs Act ("Tax Act") in the prior year.
During the six months ended December 31, 2018, GAAP diluted EPS decreased primarily due to transitional tax benefits related to the enactment of the Tax Act in the prior year, partially offset by the factors impacting GAAP operating earnings and the benefit from a lower share count as a result of share repurchases.
During the three months ended December 31, 2018, non-GAAP diluted EPS decreased primarily due to the factors impacting non-GAAP operating earnings.
During the six months ended December 31, 2018, non-GAAP diluted EPS was down slightly. The factors impacting non-GAAP operating earnings were offset by the benefits from applying a lower federal tax rate to our U.S. pre-tax earnings under the Tax Act, discrete tax items and a lower share count as a result of share repurchases.
Cash and Equivalents

Our cash and equivalents balance was $2.2 billion at December 31, 2018 compared to $1.8 billion at June 30, 2018. The increase in cash and equivalents during the six months ended December 31, 2018 was due to $737 million of net cash proceeds from the sale of our naviHealth business and $736 million provided by operating activities, offset in part by $600 million paid for share repurchases and $293 million paid in dividends.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	4

MD&A	Overview

Significant Developments in Fiscal 2019

Divestitures

In August 2018, we sold our 98 percent ownership interest in naviHealth in exchange for cash proceeds of $737 million and a 44 percent equity interest in a partnership that owns 100 percent of naviHealth. We also have certain call rights to reacquire naviHealth. We recognized a pre-tax gain of $508 million related to this divestiture during the six months ended December 31, 2018.

5	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2018	2017	Change	2018	2017	Change
Pharmaceutical	$33,740	$31,146	8%	$65,155	$60,066	8%
Medical	4,006	4,044	(1)%	7,807	7,768	1%
Total segment revenue	37,746	35,190	7%	72,962	67,834	8%
Corporate	(6)	(4)	50%	(9)	(7)	29%
Total revenue	$37,740	$35,186	7%	$72,953	$67,827	8%
Pharmaceutical Segment
Pharmaceutical segment revenue growth was primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $3.4 billion and $6.7 billion during the three and six months ended December 31, 2018, respectively. The increase due to sales growth was partially offset by the February 2018 divestiture of our China distribution business.
Medical Segment
Medical segment revenue decreased slightly during the three months ended December 31, 2018 due to the divestitures of our China distribution and naviHealth businesses, largely offset by sales growth from existing customers.
Medical segment revenue increased slightly during the six months ended December 31, 2018 due to sales growth from existing customers and contributions from the Patient Recovery Business acquisition, largely offset by the divestitures of our China distribution and naviHealth businesses.
Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2018 increased $2.7 billion (8 percent) and $5.3 billion (8 percent) compared to the respective prior-year periods as a result of the factors affecting the changes in revenue and gross margin.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2018	2017	Change	2018	2017	Change
Gross margin	$1,730	$1,861	(7)%	$3,397	$3,533	(4)%
Gross margin decreased $131 million and $136 million during the three and six months ended December 31, 2018, respectively, primarily due to lower gross margin rate, partially offset by sales growth from our specialty pharmaceutical products distribution and services business.
Gross margin rate declined 71 and 55 basis points during the three and six months ended December 31, 2018, respectively, mainly due to changes in product mix, lower contribution from our Pharmaceutical segment generics program and the adverse impact of pharmaceutical customer contract renewals. Gross margin rate during the six months ended December 31, 2018 was positively impacted by the net impact of acquisitions and divestitures, which includes the Patient Recovery Business acquisition and the divestitures of our China distribution and naviHealth businesses.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2018	2017	Change	2018	2017	Change
SG&A expenses	$1,064	$1,131	(6)%	$2,219	$2,193	1%
During the three months ended December 31, 2018, SG&A expenses benefited from the impact of divestitures and the reversal of the amount we accrued in the first quarter of fiscal 2019 for the New York Opioid Stewardship Act assessment for opioids sold or distributed in New York state. In December 2018, the U.S. Federal District Court ruled the New York Opioid Stewardship Act was unconstitutional.
During the six months ended December 31, 2018, SG&A expenses increased slightly due to certain costs to exit transition service agreements for our Patient Recovery Business and opioid-matter legal defense expenses, partially offset by the beneficial impact of divestitures.
See Note 9 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act and opioid lawsuits.

7	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 14 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2018	2017	Change	2018	2017	Change
Pharmaceutical	$443	$514	(14)%	$851	$981	(13)%
Medical	188	220	(14)%	323	348	(7)%
Total segment profit	631	734	(14)%	1,174	1,329	(12)%
Corporate	(127)	(335)	(62)%	146	(668)	(122)%
Total consolidated operating earnings	$504	$399	26%	$1,320	$661	100%
Pharmaceutical Segment Profit
Pharmaceutical segment profit during the three and six months ended December 31, 2018 was adversely impacted by our generics program performance and customer contract renewals. The decreases were partially offset by growth from our specialty pharmaceutical products distribution and services business.
Medical Segment Profit
The decreases in Medical segment profit during the three and six months ended December 31, 2018 were primarily due to increased costs related to Cardinal Health Brand products. The decreases were partially offset by the net impact of acquisitions and divestitures, which includes the beneficial comparison to the prior-year fair value step-up of inventory acquired with the Patient Recovery Business.
Corporate
The changes in Corporate during the three and six months ended December 31, 2018 were due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2018	2017	2018	2017
Restructuring and employee severance	$12	$21	$44	$153
Amortization and other acquisition-related costs	157	184	314	368
Impairments and (gain)/loss on disposal of assets, net	8	68	(503)	68
Litigation (recoveries)/charges, net	(15)	58	3	90
Restructuring and Employee Severance
During the three and six months ended December 31, 2018, we recognized $8 million and $34 million, respectively, of employee-related severance costs in connection with enterprise-wide cost-saving measures that began in fiscal 2019.
During the six months ended December 31, 2017, we incurred $125 million of contract termination costs to transition the distribution of our Medical segment surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $133 million and $152 million for the three months ended December 31, 2018 and 2017, respectively, and $266 million and $287 million for the six months ended December 31, 2018 and 2017, respectively.
Transaction and integration costs associated with the Patient Recovery Business acquisition were $22 million and $24 million for the three months ended December 31, 2018 and 2017, respectively, and $44 million and $61 million for the six months ended December 31, 2018 and 2017, respectively.
Impairments and (Gain)/Loss On Disposal of Assets, Net
During the six months ended December 31, 2018, we recognized a pre-tax gain of $508 million related to the divestiture of our naviHealth business.
During the three and six months ended December 31, 2017 we recognized a $67 million write-down of the assets held for sale from the divestiture of our China distribution business.
Litigation (Recoveries)/Charges, Net
During both the three and six months ended December 31, 2018, we recognized $47 million of recoveries in class action antitrust lawsuits in which we were a class member. In addition, the costs we recognized in connection with the IVC filter product liability claims were $26 million and $45 million lower in the three and six months ended December 31, 2018, respectively, than the costs recognized in the comparable prior year periods.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2018	2017	Change	2018	2017	Change
Other (income)/expense, net	$21	$(5)	N.M.	$25	$(4)	N.M.
Interest expense, net	$76	$87	(13)%	$152	$168	(10)%
Loss on extinguishment of debt	$—	$—	N.M.	$—	$2	N.M.

9	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

MD&A	Results of Operations

Provision for/(Benefit from) Income Taxes

During the three months ended December 31, 2018 and 2017, the effective tax rate was 31.0 percent and (231.9) percent, respectively. During the six months ended December 31, 2018 and 2017, the effective tax rate was 23.5 percent and (136.6) percent, respectively. The changes in the effective tax rates for the three and six months ended December 31, 2018 compared to the prior periods is primarily due to transitional tax benefits from the enactment of the Tax Act in the prior periods. The six months ended December 31, 2018 also included net discrete benefits of $38 million primarily related to international legal entity changes.
The transitional tax benefits from the Tax Act during the three and six months ended December 31, 2017 included a provisional net tax benefit of $935 million related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate and a provisional tax expense of $41 million for the one-time repatriation tax applied to our undistributed foreign earnings. Our effective tax rates for the three and six months ended December 31, 2017 also included $57 million of tax expense recognized in connection with the sale of our China distribution business.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	10

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $2.2 billion at December 31, 2018 compared to $1.8 billion at June 30, 2018. At December 31, 2018, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
In August 2018, we completed the sale of our interest in naviHealth and received proceeds of $737 million and a 44 percent equity interest in a partnership that owns naviHealth. During the six months ended December 31, 2018, net cash provided by operating activities was $736 million, driven by net earnings and changes in net working capital. Also during the six months ended December 31, 2018, we deployed $600 million for share repurchases and $293 million for cash dividends.
The cash and equivalents balance at December 31, 2018 includes $695 million of cash held by subsidiaries outside of the United States.

Though our foreign earnings have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of pending and final Tax Act regulations on our plans to reinvest foreign earnings, and as such, we have not changed our prior conclusion that the earnings are indefinitely reinvested. If we decide to repatriate these earnings in the future, we may be subject to certain non-U.S. taxes at that time. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the Tax Act.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2018 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2018, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. Under our commercial paper and committed receivables programs, we had maximum amounts outstanding of $215 million and $785 million, respectively, and an average daily amount outstanding of $4 million and $22 million during three and six months ended December 31, 2018, respectively.

On November 6, 2018, we increased the maximum consolidated leverage ratio permitted under our revolving credit and committed receivables facilities to provide that, as of the end of any calendar quarter, our maximum consolidated leverage ratio may be no more than 4.25-to-1. The maximum ratio will reduce to 4.00-to-1 in September 2019, to 3.75-to-1 in March 2020 and to 3.25-to-1 in September 2020. As of December 31, 2018, we were in compliance with our financial covenants.
Long-Term Debt
At December 31, 2018, we had total long-term obligations, including the current portion and other short-term borrowings, of $9.0 billion.

11	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

MD&A	Liquidity and Capital Resources

Capital Deployment

Capital Expenditures
Capital expenditures during the six months ended December 31, 2018 and 2017 were $116 million and $168 million, respectively.
Dividends
On November 7, 2018, our Board of Directors approved a quarterly dividend of $0.4763 per share, or $1.91 per share on an annualized basis, payable on January 15, 2019 to shareholders of record on January 2, 2019.
On February 6, 2018, our Board of Directors approved a quarterly dividend of $0.4763 per share, or $1.91 per share on an annualized basis, payable on April 15, 2019 to shareholders of record on April 1, 2019.

Share Repurchases
During the six months ended December 31, 2018, we repurchased $600 million of our common shares pursuant to an accelerated share repurchase ("ASR") program, which was completed in October 2018. See Note 12 of the "Notes to condensed consolidated financial statements" for additional information.
On November 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program, which expires on December 31, 2021. At December 31, 2018, we had $1.3 billion for share repurchases remaining under all programs.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	12

MD&A	Other Items

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

Medical Unit Goodwill Qualitative Assessment
During the fourth quarter of fiscal 2018, we recorded a $1.4 billion goodwill impairment within our Medical segment. Although we believe the assumptions used to arrive at the estimate of fair value during the fourth quarter of fiscal 2018 continue to be reasonable and appropriate, changes in key assumptions during the remainder of fiscal 2019, including a failure to meet expected earnings or other financial plans, or other unanticipated events and circumstances, such as a rise in interest rates or a significant change in industry or economic trends, may affect future estimates. Adverse changes in key assumptions may result in a further decline in fair value below the carrying value in the future and an additional impairment in our Medical segment in future periods, which could adversely affect our results of operations.

13	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

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

•
State opioid assessment related to prior fiscal years is the portion of the New York State assessment for prescription opioid medications that were sold or distributed in periods prior to fiscal 2019. This portion was excluded from non-GAAP financial measures because it related to sales in prior fiscal years and inclusion would have obscured analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while the New York law would have required us to make payments on an ongoing basis, the portion of the assessment related to sales in periods prior to fiscal 2019 was contemplated to be a one-time, nonrecurring item. In December 2018, this assessment was declared unconstitutional. The charges we had previously recorded for the assessment related to periods prior to fiscal 2019 were reversed in the second quarter of our fiscal 2019 and also excluded from non-GAAP financial measures.

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

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	14

Explanation and Reconciliation of Non-GAAP Financial Measures

•
Transitional tax benefit, net related to the Tax Cuts and Jobs Act is excluded because it results from the one-time impact of a very significant change in the U.S. federal corporate tax rate and, due to the significant size of the benefit, obscures analysis of trends and financial performance. The transitional tax benefit includes the initial estimate and subsequent adjustments for the re-measurement of deferred tax assets and liabilities due to the reduction of the U.S. federal corporate income tax rate and the repatriation tax on undistributed foreign earnings.

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
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) impairments and (gain)/loss on disposal of assets, (6) litigation (recoveries)/charges, net, (7) loss on extinguishment of debt, each net of tax, and (8) transitional tax benefit, net.
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

15	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	SG&A1	SG&A1 Growth Rate	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[2]	Net Earnings[2] Growth Rate	Diluted EPS[2]	Diluted EPS[2] Growth Rate
	Three Months Ended December 31, 2018
GAAP	$1,064	(6)%	$504	26%	$407	$126	$280	(73)%	$0.93	(72)%
State opioid assessment related to prior fiscal years	29		(29)		(29)	(8)	(21)		(0.07)
Restructuring and employee severance	—		12		12	3	9		0.03
Amortization and other acquisition-related costs	—		157		157	39	119		0.40
Impairments and (gain)/loss on disposal of assets, net	—		8		8	1	7		0.02
Litigation (recoveries)/charges, net	—		(15)		(15)	(4)	(11)		(0.04)
Transitional tax benefit, net[3]	—		—		—	(3)	3		0.01
Non-GAAP	$1,093	(3)%	$637	(13)%	$540	$154	$385	(19)%	$1.29	(15)%

	Three Months Ended December 31, 2017
GAAP	$1,131	24%	$399	(26)%	$317	$(736)	$1,053	225%	$3.33	226%
Restructuring and employee severance	—		21		21	(2)	23		0.07
Amortization and other acquisition-related costs	—		184		184	41	143		0.46
Impairments and (gain)/loss on disposal of assets, net	—		68		68	(43)	111		0.35
Litigation (recoveries)/charges, net	—		58		58	17	41		0.13
Transitional tax benefit, net[3]	—		—		—	894	(894)		(2.83)
Non-GAAP	$1,131	24%	$730	4%	$648	$171	$478	12%	$1.51	13%

	Six Months Ended December 31, 2018
GAAP	$2,219	1%	$1,320	100%	$1,143	$269	$873	(25)%	$2.88	(22)%
Restructuring and employee severance	—		44		44	11	33		0.11
Amortization and other acquisition-related costs	—		314		314	74	240		0.79
Impairments and (gain)/loss on disposal of assets, net	—		(503)		(503)	(133)	(370)		(1.22)
Litigation (recoveries)/charges, net	—		3		3	—	3		0.01
Transitional tax benefit, net[3]	—		—		—	(3)	3		0.01
Non-GAAP	$2,219	1%	$1,178	(12)%	$1,001	$218	$782	(5)%	$2.58	(1)%

	Six Months Ended December 31, 2017
GAAP	$2,193	20%	$661	(39)%	$495	$(675)	$1,168	85%	$3.68	87%
Restructuring and employee severance	—		153		153	45	108		0.34
Amortization and other acquisition-related costs	—		368		368	98	270		0.85
Impairments and (gain)/loss on disposal of assets, net	—		68		68	(43)	111		0.35
Litigation (recoveries)/charges, net	—		90		90	30	60		0.19
Loss on extinguishment of debt	—		—		2	1	1		—
Transitional tax benefit, net[3]	—		—		—	894	(894)		(2.82)
Non-GAAP	$2,193	20%	$1,340	(2)%	$1,175	$350	$823	—%	$2.60	1%

[1]	Distribution, selling, general and administrative expenses.

[2]	attributable to Cardinal Health, Inc.

[3]
Reflects the estimated net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for more information on the Tax Act.

The sum of the components may not equal the total due to rounding.
We generally apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	16

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2018 Form 10-K since the end of fiscal 2018 through December 31, 2018.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2, 3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
October 2018	1,954,662	$61.40	1,954,392	$293
November 2018	271	53.00	—	1,293
December 2018	407	49.62	—	1,293
Total	1,955,340	$61.40	1,954,392	$1,293

(1)	Reflects 270, 271 and 407 common shares purchased in October, November and December 2018, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On August 16, 2018 we entered into an ASR program to purchase common shares for an aggregate purchase price of $600 million. The program completed on October 25, 2018 at a weighted average price per common share of $52.32. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

(3)
On February 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program that expires on December 31, 2020. On November 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program that expires on December 31, 2021.

17	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2018	2017	2018	2017
Revenue	$37,740	$35,186	$72,953	$67,827
Cost of products sold	36,010	33,325	69,556	64,294
Gross margin	1,730	1,861	3,397	3,533

Operating expenses:
Distribution, selling, general and administrative expenses	1,064	1,131	2,219	2,193
Restructuring and employee severance	12	21	44	153
Amortization and other acquisition-related costs	157	184	314	368
Impairments and (gain)/loss on disposal of assets, net	8	68	(503)	68
Litigation (recoveries)/charges, net	(15)	58	3	90
Operating earnings	504	399	1,320	661

Other (income)/expense, net	21	(5)	25	(4)
Interest expense, net	76	87	152	168
Loss on extinguishment of debt	—	—	—	2
Earnings before income taxes	407	317	1,143	495

Provision for/(benefit from) income taxes	126	(736)	269	(675)
Net earnings	281	1,053	874	1,170

Less: Net earnings attributable to noncontrolling interests	(1)	—	(1)	(2)
Net earnings attributable to Cardinal Health, Inc.	$280	$1,053	$873	$1,168

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.94	$3.35	$2.90	$3.70
Diluted	0.93	3.33	2.88	3.68

Weighted-average number of common shares outstanding:
Basic	299	315	302	315
Diluted	300	316	303	317

Cash dividends declared per common share	$0.4763	$0.4624	$0.9526	$0.9248
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	18

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2018	2017	2018	2017
Net earnings	$281	$1,053	$874	$1,170

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(26)	(9)	(29)	31
Net unrealized gain/(loss) on derivative instruments, net of tax	(1)	—	(2)	(1)
Total other comprehensive income/(loss), net of tax	(27)	(9)	(31)	30

Total comprehensive income	254	1,044	843	1,200

Less: comprehensive income attributable to noncontrolling interests	(1)	—	(1)	(2)
Total comprehensive income attributable to Cardinal Health, Inc.	$253	$1,044	$842	$1,198
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and equivalents	$2,182	$1,763
Trade receivables, net	7,932	7,800
Inventories, net	13,037	12,308
Prepaid expenses and other	1,940	1,926
Assets held for sale	—	756
Total current assets	25,091	24,553

Property and equipment, net	2,376	2,487
Goodwill and other intangibles, net	11,973	12,229
Other assets	1,022	682
Total assets	$40,462	$39,951

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,610	$19,677
Current portion of long-term obligations and other short-term borrowings	1,450	1,001
Other accrued liabilities	1,764	2,002
Liabilities related to assets held for sale	—	213
Total current liabilities	23,824	22,893

Long-term obligations, less current portion	7,599	8,012
Deferred income taxes and other liabilities	2,996	2,975

Redeemable noncontrolling interests	—	12

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at December 31, 2018 and June 30, 2018, respectively	2,728	2,730
Retained earnings	5,233	4,645
Common shares in treasury, at cost: 29 million shares and 18 million shares at December 31, 2018 and June 30, 2018, respectively	(1,795)	(1,224)
Accumulated other comprehensive loss	(123)	(92)
Total shareholders’ equity	6,043	6,059
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$40,462	$39,951
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	20

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net earnings	$874	$1,170

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	498	520
Impairments and (gain)/loss on sale of other investments	2	6
Impairments and (gain)/loss on disposal of assets, net	(503)	68
Share-based compensation	41	40
Provision for bad debts	40	31
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(191)	(617)
Increase in inventories	(753)	(995)
Increase in accounts payable	941	2,107
Other accrued liabilities and operating items, net	(213)	(870)
Net cash provided by operating activities	736	1,460

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(21)	(6,141)
Additions to property and equipment	(116)	(168)
Purchase of available-for-sale securities and other investments	(10)	(6)
Proceeds from sale of available-for-sale securities and other investments	1	65
Proceeds from maturities of available-for-sale securities	1	—
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	740	1
Net cash provided by/(used in) investing activities	595	(6,249)

Cash flows from financing activities:
Payment of contingent consideration obligation	—	(17)
Net change in short-term borrowings	—	155
Purchase of noncontrolling interests	—	(106)
Proceeds from long-term obligations, net of issuance costs	—	3
Reduction of long-term obligations	(2)	(403)
Net tax proceeds/(withholdings) from share-based compensation	(13)	(16)
Dividends on common shares	(293)	(296)
Purchase of treasury shares	(600)	(150)
Net cash used in financing activities	(908)	(830)

Effect of exchange rates changes on cash and equivalents	(4)	7
Cash reclassified to assets held for sale	—	(18)

Net increase/(decrease) in cash and equivalents	419	(5,630)
Cash and equivalents at beginning of period	1,763	6,879
Cash and equivalents at end of period	$2,182	$1,249
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. References to "we," "our," and similar pronouns in these condensed consolidated financial statements refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
Recent Financial Accounting Standards
In October 2018, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to derivatives and hedging which permits the use of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") as a Benchmark Interest Rate for Hedge Accounting Purposes. This guidance will be effective for us in the first quarter of fiscal 2020 and must be applied on a prospective basis. We are currently evaluating the impact of adoption on our condensed consolidated financial statements.
In March 2018, the FASB issued amended accounting guidance to codify SEC staff accounting bulletin 118 (“SAB 118”), which was issued in connection with the Tax Cuts and Jobs Act (the “Tax Act”)

of December 2017. The guidance allows companies to use provisional estimates to record the effects of the Tax Act and also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act. We adopted this guidance in the second quarter of fiscal 2018 when it was initially issued as SAB 118. We completed our accounting for the impacts from enactment of the Tax Act during the three months ended December 31, 2018. Future adjustments to the financial statements may be necessary due to final Section 965 repatriation tax regulations, which were issued January 15, 2019, and any additional pending regulatory changes, the impact of which is being currently assessed, or will be assessed, as final regulations are issued. See Note 8 for additional information regarding income taxes.
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
The adoption of the amended accounting guidance did not have a material impact on our condensed consolidated financial statements. We did not record any material contract assets, contract liabilities, or deferred contract costs in our condensed consolidated balance sheets upon adopting the amended accounting guidance. As a result of adoption, assets recorded for the right to recover products from

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	22

Notes to Financial Statements

customers and the associated refund liabilities for return allowances were not material.
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
Revenue is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, discounts, rebates and other variable consideration. Sales returns are recorded based on estimates using historical data. Shipping and handling costs are primarily included in distribution, selling, general and administrative ("SG&A") expenses in our condensed consolidated statements of earnings and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer.  Shipping and handling costs incurred after control has transferred to the customer are treated as fulfillment costs.
We elected the practical expedient to expense costs to obtain a contract when incurred when the amortization period would have been one year or less. Additionally, we elected the practical expedients to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed and for contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. See Note 14 for additional information regarding our disaggregation of revenue.
In the first quarter of fiscal 2019, we adopted the following Accounting Standards Updates ("ASU"). ASU 2016-01 Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities; ASU 2018-03 Technical Corrections and Improvements to Financial Instruments; ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments; ASU 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory; and ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The adoption of these ASUs did not have a material impact on our condensed consolidated financial statements.

2. Acquisitions
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The acquisition further expands our Medical segment's portfolio of self-manufactured products.
Transaction and integration costs associated with the acquisition of the Patient Recovery business were $22 million and $24 million for the three months ended December 31, 2018 and 2017, respectively, and $44 million and $61 million for the six months ended December 31, 2018 and 2017, respectively. These costs are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
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
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended December 31,
(in millions)	2018	2017
Employee-related costs (1)	$12	$15
Facility exit and other costs (2)	—	6
Total restructuring and employee severance	$12	$21

	Six Months Ended December 31,
(in millions)	2018	2017
Employee-related costs (1)	$41	$19
Facility exit and other costs (2)	3	134
Total restructuring and employee severance	$44	$153

(1)
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods.

(2)
Facility exit and other costs primarily consist of product distribution and lease contract termination costs, lease costs associated with vacant facilities, accelerated depreciation, equipment relocation costs, project consulting fees, costs associated with restructuring our delivery of information technology infrastructure services and certain other divestiture-related costs.

In early fiscal 2019, we began implementing certain enterprise-wide cost-saving measures, which we expect to reduce our future operating expenses. As a result of these measures, we incurred pre-tax employee-related severance costs of $8 million and $34 million,

23	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Notes to Financial Statements

during the three and six months ended December 31, 2018, respectively, which are reflected in restructuring and employee severance in the condensed consolidated statements of earnings.
In fiscal 2018, we entered into an agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model. The costs associated with this restructuring included $125 million, on a pre-tax basis, in contract termination costs that were paid during fiscal 2018. These costs are reflected in restructuring and employee severance in the condensed consolidated statements of earnings during the six months ended December 31, 2017.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2018	$24	$4	$28
Additions	34	7	41
Payments and other adjustments	(19)	—	(19)
Balance at December 31, 2018	$39	$11	$50
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
During the six months ended December 31, 2018, we recognized a pre-tax gain of $508 million related to this divestiture in impairments and (gain)/loss on disposal of assets in our condensed consolidated statement of earnings. This gain includes our initial recognition of an equity method investment for $358 million and the derecognition of redeemable noncontrolling interests of $12 million. The fiscal 2019 tax expense as a result of this transaction will be approximately $130 million. We determined that the sale of the naviHealth business does not meet the criteria to be classified as discontinued operations. The naviHealth business operated within our Medical segment.

5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2018	$2,621	$5,695	$8,316
Goodwill acquired, net of purchase price adjustments	8	7	15
Foreign currency translation adjustments and other	(1)	(13)	(14)
Balance at December 31, 2018	$2,628	$5,689	$8,317
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2018
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$59	$—	$59	N/A
Total indefinite-life intangibles	59	—	59	N/A

Definite-life intangibles:
Customer relationships	3,523	1,353	2,170	14
Trademarks, trade names and patents	668	270	398	14
Developed technology and other	1,560	531	1,029	11
Total definite-life intangibles	5,751	2,154	3,597	13
Total other intangible assets	$5,810	$2,154	$3,656	N/A

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	24

Notes to Financial Statements

	June 30, 2018
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$62	$—	$62
Total indefinite-life intangibles	62	—	62

Definite-life intangibles:
Customer relationships	3,513	1,191	2,322
Trademarks, trade names and patents	667	246	421
Developed technology and other	1,562	454	1,108
Total definite-life intangibles	5,742	1,891	3,851
Total other intangible assets	$5,804	$1,891	$3,913
Total amortization of intangible assets was $133 million and $152 million for the three months ended December 31, 2018 and 2017, respectively, and $266 million and $287 million for the six months ended December 31, 2018 and 2017, respectively. For acquisitions closed on or before December 31, 2018, estimated annual amortization of intangible assets for the remainder of fiscal 2019 through 2023 is as follows: $264 million, $503 million, $435 million, $400 million and $351 million.
6. Investments
Investments in non-marketable equity securities are accounted for under the fair value, equity or net asset value method of accounting and are included in other assets in the condensed consolidated balance sheets. For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Our share of the earnings and losses are recorded in other income, net in the condensed consolidated statements of earnings. We closely monitor our investments for other-than-temporary impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
In connection with the naviHealth divestiture discussed in Note 4, we obtained a 44 percent equity interest in a partnership that owns 100 percent of the equity interest of naviHealth. We accounted for this investment initially at its fair value using Level 3 unobservable inputs based on expected sales proceeds following a competitive bidding process. Accordingly, we initially recognized a $358 million equity method investment.
We are accounting for our equity interest in naviHealth using the equity method of accounting on a one-month reporting lag. The impact of our proportionate share of naviHealth's results was not material to our condensed consolidated statements of earnings for the six months ended December 31, 2018. Upon the divestiture closing, we received a non-cash distribution of $14 million in the form of the partnership's payment for certain of our divestiture transaction costs directly to the applicable third-party. At December 31, 2018 the carrying value of this investment was $343 million.
7. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
At both December 31, 2018 and June 30, 2018, we had total long term obligations, including the current portion and other short-term borrowings, of $9.0 billion. All the borrowings represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These obligations are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $20.6 billion.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility.
On November 6, 2018, we increased the maximum consolidated leverage ratio permitted under our revolving credit and committed receivables facilities to provide that, as of the end of any calendar quarter, our maximum consolidated leverage ratio may be no more than 4.25-to-1. The maximum ratio will reduce to 4.00-to-1 in September 2019, to 3.75-to-1 in March 2020 and to 3.25-to-1 in September 2020. As of December 31, 2018, we were in compliance with our financial covenants.
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

25	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Notes to Financial Statements

affected us beginning July 1, 2018 including, (1) eliminating the U.S. manufacturing deduction; (2) establishing new limitations on deductible interest expense and certain executive compensation; (3) eliminating the corporate alternative minimum tax; (4) creating the base erosion anti-abuse tax; (5) creating a new provision designed to tax global intangible low-tax income (“GILTI”) and allow for a deduction related to foreign derived intangible income ("FDII"); (6) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
Regarding the new GILTI tax rules, we elected to treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.
In accordance with SAB 118, we finalized our provisional estimates related to transitional tax benefits (i.e., remeasurement of deferred tax assets and liabilities and the repatriation tax on undistributed foreign earnings) which did not have a significant impact on tax expense during the three and six months ended December 31, 2018. Future adjustments to the financial statements may be necessary due to final Section 965 repatriation tax regulations which were issued January 15, 2019 and any additional pending regulatory changes, the impact of which is being currently assessed or will be assessed as final regulations are issued.
Effective Tax Rate
During the three months ended December 31, 2018 and 2017, the effective tax rate was 31.0 percent and (231.9) percent, respectively. The change in the effective tax rate from fiscal 2018 to fiscal 2019 is primarily due to transitional tax benefits from the enactment of the Tax Act in fiscal 2018.
During the six months ended December 31, 2018 and 2017, the effective tax rate was 23.5 percent and (136.6) percent, respectively. The change in the effective tax rate from fiscal 2018 to fiscal 2019 is primarily due to transitional tax benefits from the enactment of the Tax Act in fiscal 2018. The six months ended December 31, 2018 also included net discrete benefits of $38 million primarily related to international legal entity changes.
The transitional tax benefits from the Tax Act during the three and six months ended December 31, 2017 included a provisional net tax benefit of $935 million related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate and a provisional tax expense of $41 million for the one-time repatriation tax applied to our undistributed foreign earnings. Our effective tax rates for the three and six months ended December 31, 2017 also included $57 million of tax expense recognized in connection with the sale of our China distribution business.
Unrecognized Tax Benefits
At December 31, 2018 and June 30, 2018, we had $496 million and $423 million of unrecognized tax benefits, respectively. The December 31, 2018 and June 30, 2018 balances include $333 million and $262 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.

At December 31, 2018 and June 30, 2018, we had $116 million and $110 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $156 million and $151 million at December 31, 2018 and June 30, 2018, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $23 million and $21 million at December 31, 2018 and June 30, 2018, respectively, and is included in other assets in the condensed consolidated balance sheet.
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

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	26

Notes to Financial Statements

New York Opioid Stewardship Act
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Act (the "OSA"). The OSA created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Under the OSA, each licensed manufacturer and distributor would be required to pay a portion of the assessment based on its ratable share, as determined by the state, of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year, beginning in 2017.
In October, we received notices from the New York Department of Health of our estimated payment amount for calendar year 2017. At September 30, 2018, we recorded an aggregate accrual of $34 million for calendar year 2017 and the first three quarters of calendar 2018 based on the estimated payment amount, which reflected our best estimate of the OSA payments owed through September 30, 2018. In December 2018, the U.S. District Court for the Southern District of New York ruled that the OSA is unconstitutional and enjoined its enforcement (the "Ruling"). In January 2019, the State filed notice of its intent to appeal the Ruling. We accrue for contingencies if it is probable that a liability has been incurred and the amount can be estimated. As a result of the Ruling, in the three-months ended December 31, 2018, we reversed this accrual because we no longer believe it is probable that a liability has been incurred.
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
Opioid Lawsuits
Pharmaceutical wholesale distributors, including us, have been named as defendants in over 1,500 lawsuits relating to the distribution of prescription opioid pain medications. These lawsuits have been filed in various federal, state, and other courts by a variety of plaintiffs, primarily counties, municipalities and other political subdivisions. Plaintiffs also include 10 state attorneys general, unions and other health and welfare funds, hospital systems and other healthcare providers, as well as individuals. Of these lawsuits, 56 are purported class actions. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as negligence, public nuisance and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. Many also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio. The court, among other things, ordered that three lawsuits be set for trial in October 2019. In December 2018, the court denied distributor defendants' motions to dismiss the complaints associated with those lawsuits. In connection with these proceedings, distributors have continued to engage in preliminary discussions with various parties, including state attorneys general, regarding possible resolution structures.

27	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Notes to Financial Statements

In addition, 39 state attorneys general have formed a multi-state task force to investigate the manufacturing, distribution, dispensing and prescribing practices of opioid medications. We have received requests related to this multi-state investigation, as well as separate civil investigative demands, subpoenas or requests for information from these and other state attorneys general offices. We are cooperating with the offices conducting these investigations.
We are vigorously defending ourselves in all of these opioid-related matters. Given the uncertainty surrounding these lawsuits and investigations, we are unable to predict their outcome or estimate a range of reasonably possible losses.
Product Liability Lawsuits
As of January 31, 2019, we are named as a defendant in 212 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 2,394 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 22 similar lawsuits involving claims by approximately 24 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At December 31, 2018, we had a total of $302 million, net of estimated insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $519 million, net of estimated insurance recoveries.
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of class action lawsuits in which we were a class member of $47 million in the three-months ended December 31, 2018.

10. Fair Value Measurements
Assets and (liabilities) measured on a recurring basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Other investments (1)	$106	$—	$—	$106
Liabilities:
Forward contracts (2)	—	(30)	—	(30)

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$200	$—	$—	$200
Other investments (1)	117	—	—	117
Liabilities:
Forward contracts (2)	—	(76)	—	(76)

(1)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

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

11. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These derivative instruments are adjusted to fair value through earnings at the end of each period. We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and only enter into derivative instruments with major financial institutions that are rated investment grade or better. We do not have significant exposure to any one counterparty and we believe the risk of loss is remote. Additionally, we do not require collateral under these agreements.

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	28

Notes to Financial Statements

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense in the condensed consolidated statements of earnings. For the three months ended December 31, 2018 and 2017, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the six months ended December 31, 2018, no new pay-floating interest rate swaps were executed. During the six months ended December 31, 2017, we entered into pay-floating interest rate swaps with a total notional amount of $350 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheet.
Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency and commodity price fluctuations associated with certain forecasted transactions.

These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and six months ended December 31, 2018 and 2017.
All gains and losses currently included within accumulated other comprehensive loss associated with our foreign exchange forward contracts that are expected to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in European subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In September 2018 we entered into a €200 million cross-currency swap maturing in 2023.
Cross-currency swaps designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of accumulated other comprehensive loss until the sale or substantial liquidation of the underlying net investments. To the extent the cross-currency swaps designated as net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings. During the quarter ended December 31, 2018, there were no gains or losses from net investment hedges recorded in other comprehensive income. There was no ineffectiveness in our net investment hedges during the six months ended December 31, 2018.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other income, net. We recorded an $8 million expense and $1 million income in the six months ended December 31, 2018 and 2017, respectively. The principal currencies managed through foreign currency contracts are the Euro, Canadian dollar, British pound, Japanese yen, and Chinese renminbi.

29	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Notes to Financial Statements

Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at December 31, 2018 and June 30, 2018 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2018	June 30, 2018
Estimated fair value	$8,717	$8,852
Carrying amount	9,049	9,013
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
12. Shareholders' Equity
During the six months ended December 31, 2018, we repurchased 11.5 million common shares having an aggregate cost of $600 million. The average price paid per common share was $52.32. These repurchases were purchased under an accelerated share repurchase ("ASR") program, which began on August 16, 2018 and was completed on October 25, 2018.
During the six months ended December 31, 2017, we repurchased 2.2 million common shares having an aggregate cost of $150 million. The average price paid per common share was $67.92.
We funded the repurchases with available cash and short-term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(113)	$21	$(92)
Other comprehensive income/(loss), before reclassifications	(29)	—	(29)
Amounts reclassified to earnings	—	(2)	(2)
Other comprehensive income/(loss), net of tax	(29)	(2)	(31)
Balance at December 31, 2018	$(142)	$19	$(123)

13. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31,
(in millions)	2018	2017
Weighted-average common shares–basic	299	315
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	1
Weighted-average common shares–diluted	300	316

	Six Months Ended December 31,
(in millions)	2018	2017
Weighted-average common shares–basic	302	315
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	2
Weighted-average common shares–diluted	303	317
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 5 million and 7 million for the three months ended December 31, 2018 and 2017, respectively, and 5 million and 6 million for the six months ended December 31, 2018 and 2017, respectively.
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
Revenue
Our Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers to support the development, marketing and distribution of specialty pharmaceutical products; operates nuclear pharmacies and radiopharmaceutical manufacturing facilities; provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers; and repackages generic pharmaceuticals and over-the-counter healthcare products.
Our Medical segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products,

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	30

Notes to Financial Statements

which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada.
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2018	2017
Pharmaceutical	$33,740	$31,146
Medical	4,006	4,044
Total segment revenue	37,746	35,190
Corporate (1)	(6)	(4)
Total revenue	$37,740	$35,186

	Six Months Ended December 31,
(in millions)	2018	2017
Pharmaceutical	$65,155	$60,066
Medical	7,807	7,768
Total segment revenue	72,962	67,834
Corporate (1)	(9)	(7)
Total revenue	$72,953	$67,827

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents disaggregated revenue within our two reportable segments:

	Three months ended December 31, 2018	Six months ended December 31, 2018
(in millions)
Pharmaceutical distribution and specialty	$33,534	$64,742
Nuclear and Precision Health Solutions (1)	206	413
Pharmaceutical segment revenue	33,740	65,155
Medical distribution and products (2)	3,527	6,907
Cardinal Health At Home	479	900
Medical segment revenue	4,006	7,807
Total segment revenue	37,746	72,962
Corporate (3)	(6)	(9)
Total revenue	$37,740	$72,953

(1)	Our Nuclear and Precision Health Solutions division was formerly referred to as our Nuclear Pharmacy Services division.

(2)	Comprised of all Medical segment businesses except for Cardinal Health At Home division.

(3)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following table presents revenue by geographic area:

	Three months ended December 31, 2018	Six months ended December 31, 2018
(in millions)
United States	$36,716	$70,960
International	1,030	2,002
Total segment revenue	37,746	72,962
Corporate (1)	(6)	(9)
Total revenue	$37,740	$72,953

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment SG&A expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology, legal and compliance. Corporate expenses are allocated to the segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.
We do not allocate the following items to our segments: last-in first-out, or ("LIFO"), inventory charges/(credits); restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; state opioid assessment related to prior fiscal years; other (income)/expense, net; interest expense, net; loss on extinguishment of debt; and provision for/(benefit from) income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $12 million and $6 million for the three months ended December 31, 2018 and 2017, respectively, and $19 million and $11 million for the six months ended December 31, 2018 and 2017, respectively.
In connection with the naviHealth divestiture discussed in Note 4, we recognized a pre-tax gain of $508 million during the six months ended December 31, 2018, which was retained at Corporate.

31	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Notes to Financial Statements

The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2018	2017
Pharmaceutical	$443	$514
Medical	188	220
Total segment profit	631	734
Corporate	(127)	(335)
Total operating earnings	$504	$399

	Six Months Ended December 31,
(in millions)	2018	2017
Pharmaceutical	$851	$981
Medical	323	348
Total segment profit	1,174	1,329
Corporate	146	(668)
Total operating earnings	$1,320	$661
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2018	June 30, 2018
Pharmaceutical	$22,101	$21,421
Medical	15,697	16,066
Corporate	2,664	2,464
Total assets	$40,462	$39,951
15. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2018	2017
Restricted share unit expense	$16	$16
Employee stock option expense	2	5
Performance share unit expense	4	2
Total share-based compensation	$22	$23

	Six Months Ended December 31,
(in millions)	2018	2017
Restricted share unit expense	$30	$34
Employee stock option expense	6	10
Performance share unit expense	5	(4)
Total share-based compensation	$41	$40

The total tax benefit related to share-based compensation was $4 million and $5 million for the three months ended December 31, 2018 and 2017, respectively, and $8 million and $11 million for the six months ended December 31, 2018 and 2017, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2018	2	$71.58
Granted	2	50.46
Vested	(1)	75.19
Canceled and forfeited	—	—
Nonvested at December 31, 2018	3	$52.23
At December 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $106 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2018	7	$64.50
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at December 31, 2018	7	$64.05
Exercisable at December 31, 2018	6	$62.92
At December 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $9 million, which is expected to be recognized over a weighted-average period of one year. The following tables provide additional detail related to stock options:

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	32

Notes to Financial Statements

(in millions)	December 31, 2018	June 30, 2018
Aggregate intrinsic value of outstanding options at period end	$6	$13
Aggregate intrinsic value of exercisable options at period end	6	13

(in years)	December 31, 2018	June 30, 2018
Weighted-average remaining contractual life of outstanding options	6	7
Weighted-average remaining contractual life of exercisable options	6	5
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2018	0.4	$66.13
Granted	0.4	50.90
Vested (1)	(0.1)	84.27
Canceled and forfeited	—	—
Nonvested at December 31, 2018	0.6	$51.09
The sum of the components may not equal the total due to rounding.

(1)	No payout was made because the threshold performance goal was not met.
At December 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $22 million, which is expected to be recognized over a weighted-average period of two years if targets are achieved.

33	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
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
10.1
Amendment No. 3 to Amended and Restated Five-Year Credit Agreement, dated as of November 6, 2018, by and between Cardinal Health, Inc. and JPMorgan Chase Bank, N.A., individually and as administrative agent (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-11373)

10.2
Amendment No. 2 to Seventh Amended and Restated Performance Guaranty, dated as of November 6, 2018, among Cardinal Health, Inc., Cardinal Health Funding, LLC, and MUFG Bank (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-11373)

10.3	Third Amendment, effective as of April 1, 2018, to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016
10.4	Form of Directors' Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	34

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	18
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4	Controls and Procedures	17

	Part II. Other Information
Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	34
	Signatures	36

N/A	Not applicable

35	Cardinal Health | Q2 Fiscal 2019 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 7, 2019	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JORGE M. GOMEZ
Jorge M. Gomez
Chief Financial Officer

Cardinal Health | Q2 Fiscal 2019 Form 10-Q	36