Form 10-Q
period 2019-03-31
CARDINAL HEALTH INC
filed 2019-05-09
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares (without par value)	CAH	New York Stock Exchange
The number of the registrant’s common shares, without par value, outstanding as of April 30, 2019, was the following: 298,059,831.

Cardinal Health Q3 Fiscal 2019 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2019 and fiscal 2018 are to the fiscal years ending or ended June 30, 2019 and June 30, 2018, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (our “2018 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at March 31, 2019 and June 30, 2018, and in our condensed consolidated statements of earnings for the three and nine months ended March 31, 2019 and 2018. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2018 Form 10-K.

Overview of Consolidated Results
Revenue

During the three and nine months ended March 31, 2019, revenue increased 5 percent to $35.2 billion and 7 percent to $108.2 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, partially offset by the February 2018 divestiture of our China distribution business.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	2

MD&A	Overview

GAAP and Non-GAAP Operating Earnings

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change
GAAP operating earnings	$432	$546	(21)%	$1,752	$1,206	45%
Restructuring and employee severance	53	2		97	155
Amortization and other acquisition-related costs	154	175		468	543
Impairments and (gain)/loss on disposal of assets	11	(6)		(492)	62
Litigation (recoveries)/charges, net	17	64		20	155
Non-GAAP operating earnings	$667	$781	(15)%	$1,845	$2,121	(13)%
The sum of the components may not equal the total due to rounding.
The decrease in GAAP operating earnings during the three months ended March 31, 2019 was primarily due to the decrease in our Pharmaceutical and Medical segment profit and an increase in restructuring costs, partially offset by a smaller amount of net litigation charges. The change in Pharmaceutical and Medical segment profit is primarily due to the negative impact of our Pharmaceutical segment generics program, performance of Medical segment Cardinal Health Brand products and the adverse impact of Pharmaceutical segment customer contract renewals. These factors were partially offset by growth from our specialty pharmaceutical products distribution and services business within our Pharmaceutical segment.
The increase in GAAP operating earnings during the nine months ended March 31, 2019 was primarily due to a $508 million gain from the divestiture of our naviHealth Holdings, LLC ("naviHealth") business and a smaller amount of net litigation charges. These positive factors were partially offset by the Pharmaceutical and Medical segment profit discussed above.
The decrease in non-GAAP operating earnings during the three and nine months ended March 31, 2019 was due to the decrease in Pharmaceutical and Medical segment profit discussed above.

3	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2019	2018	Change	2019	2018	Change
GAAP (1)	$0.99	$0.81	22%	$3.88	$4.50	(14)%
Restructuring and employee severance	0.13	0.06		0.24	0.40
Amortization and other acquisition-related costs	0.39	0.42		1.18	1.27
Impairments and (gain)/loss on disposal of assets	0.03	0.02		(1.20)	0.38
Litigation (recoveries)/charges, net	0.03	0.14		0.04	0.33
Transitional tax benefit, net	0.02	(0.06)		0.03	(2.88)
Non-GAAP (1)	$1.59	$1.39	14%	$4.17	$3.99	5%
The sum of the components may not equal the total due to rounding.

(1)	diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS")
During the three months ended March 31, 2019, GAAP diluted EPS increased primarily due to a $0.31 per share impact from the lower effective tax rate in the current period compared to the significantly higher prior year effective tax rate, partially offset by the decrease in GAAP operating earnings.
During the nine months ended March 31, 2019, GAAP diluted EPS decreased primarily due to the $2.88 per share impact in the prior year from the estimated net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries. This decrease was mostly offset by the increase in GAAP operating earnings, favorable changes in discrete tax items and the benefits from applying a lower federal statutory tax rate to our U.S. pre-tax earnings as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). The increase in GAAP operating earnings during the nine months ended March 31, 2019 was primarily due to a $508 million gain from the divestiture of our naviHealth business and a smaller amount of net litigation charges.
During the three months ended March 31, 2019, non-GAAP diluted EPS increased primarily due to a $0.32 per share impact from the lower effective tax rate in the current period compared to the significantly higher prior year effective tax rate and due to a lower share count as a result of share repurchases, partially offset by the decrease in non-GAAP operating earnings. The tax rate is lower in the current year because of the prior year unfavorable impact from changes in jurisdictional mix, favorable changes in discrete tax items and the benefits from applying a lower federal statutory tax rate to our U.S. pre-tax earnings as a result of the Tax Act.
During the nine months ended March 31, 2019, non-GAAP diluted EPS increased primarily due to a $0.58 per share impact from the lower effective tax rate in the current period compared to the significantly higher prior year effective tax rate and due to a lower share count as a result of share repurchases, mostly offset by the decrease in non-GAAP operating earnings. The tax rate is lower in the current year because of favorable changes in discrete tax items, the benefits from applying a lower federal statutory tax rate to our U.S. pre-tax earnings as a result of the Tax Act and the prior year unfavorable impact from changes in jurisdictional mix.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	4

MD&A	Overview

Cash and Equivalents

Our cash and equivalents balance was $3.4 billion at March 31, 2019 compared to $1.8 billion at June 30, 2018. The increase in cash and equivalents during the nine months ended March 31, 2019 was due to $2.2 billion provided by operating activities and $737 million of net cash proceeds from the sale of our naviHealth business, offset in part by $600 million paid for share repurchases and $435 million paid in dividends. We plan to repay our outstanding 1.948% notes at maturity in June 2019 with $1.0 billion of available cash.

Significant Developments in Fiscal 2019
Divestitures

In August 2018, we sold our 98 percent ownership interest in naviHealth in exchange for cash proceeds of $737 million and a 44 percent equity interest in a partnership that owns 100 percent of naviHealth. We also have certain call rights to reacquire naviHealth. We recognized a pre-tax gain of $508 million related to this divestiture during the nine months ended March 31, 2019.

5	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change
Pharmaceutical	$31,361	$29,720	6%	$96,516	$89,786	7%
Medical	3,871	3,916	(1)%	11,678	11,684	—%
Total segment revenue	35,232	33,636	5%	108,194	101,470	7%
Corporate	(4)	(3)	33%	(13)	(10)	30%
Total revenue	$35,228	$33,633	5%	$108,181	$101,460	7%
Pharmaceutical Segment
Pharmaceutical segment revenue growth was primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $2.0 billion and $8.7 billion during the three and nine months ended March 31, 2019, respectively. The increase was partially offset by the February 2018 divestiture of our China distribution business.
Medical Segment
Medical segment revenue decreased slightly during the three and nine months ended March 31, 2019 due to the divestitures of our China distribution and naviHealth businesses, largely offset by sales growth from existing customers. The nine months ended March 31, 2019 benefited from an extra month of contribution from the Patient Recovery acquisition.
Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2019 increased $1.7 billion (5 percent) and $7.0 billion (7 percent) compared to the respective prior-year periods as a result of the factors affecting the changes in revenue and gross margin.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change
Gross margin	$1,764	$1,913	(8)%	$5,160	$5,446	(5)%
Gross margin decreased $149 million during the three months ended March 31, 2019 primarily due to lower contribution from our Pharmaceutical segment generics program and from Medical segment Cardinal Health Brand products, partially offset by sales growth from our specialty pharmaceutical products distribution and services business within our Pharmaceutical segment.
Gross margin decreased $286 million during the nine months ended March 31, 2019 primarily due to lower contribution from our Pharmaceutical segment generics program and the adverse impact of Pharmaceutical segment customer contract renewals, partially offset by sales growth from our specialty pharmaceutical products distribution and services business within our Pharmaceutical segment.
Gross margin rate declined 68 and 60 basis points during the three and nine months ended March 31, 2019, respectively, mainly due to changes in product mix, lower contribution from our Pharmaceutical segment generics program and the adverse impact of Pharmaceutical segment customer contract renewals.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change
SG&A expenses	$1,097	$1,132	(3)%	$3,315	$3,325	—%
During the three and nine months ended March 31, 2019, SG&A expenses decreased due to the beneficial impact of divestitures and enterprise-wide cost saving measures, largely offset by certain costs to exit transition service agreements for our Patient Recovery Business and legal expenses for opioid-related matters.

7	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change
Pharmaceutical	$536	$596	(10)%	$1,388	$1,576	(12)%
Medical	155	199	(22)%	479	548	(13)%
Total segment profit	691	795	(13)%	1,867	2,124	(12)%
Corporate	(259)	(249)	4%	(115)	(918)	(87)%
Total consolidated operating earnings	$432	$546	(21)%	$1,752	$1,206	45%
Pharmaceutical Segment Profit
Pharmaceutical segment profit during the three and nine months ended March 31, 2019 was adversely impacted by our generics program performance and customer contract renewals. The decreases were partially offset by growth from our specialty pharmaceutical products distribution and services business.
Medical Segment Profit
The decrease in Medical segment profit during the three and nine months ended March 31, 2019 was primarily due to the performance of Cardinal Health Brand products. The decrease during the nine months ended March 31, 2019 was partially offset by the net impact of acquisitions and divestitures, which includes the beneficial comparison to the prior-year fair value step-up of inventory acquired with the Patient Recovery Business.
Corporate
The changes in Corporate during the three and nine months ended March 31, 2019 were due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2019	2018	2019	2018
Restructuring and employee severance	$53	$2	$97	$155
Amortization and other acquisition-related costs	154	175	468	543
Impairments and (gain)/loss on disposal of assets, net	11	(6)	(492)	62
Litigation (recoveries)/charges, net	17	64	20	155
Restructuring and Employee Severance
During the three and nine months ended March 31, 2019, we recognized $27 million and $60 million, respectively, of employee-related severance costs in connection with enterprise-wide cost-saving measures that began in fiscal 2019.
During the nine months ended March 31, 2018, we incurred $125 million of contract termination costs to transition the distribution of our Medical segment surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $133 million and $148 million for the three months ended March 31, 2019 and 2018, respectively, and $399 million and $435 million for the nine months ended March 31, 2019 and 2018, respectively.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $17 million and $25 million for the three months ended March 31, 2019 and 2018, respectively, and $62 million and $85 million for the nine months ended March 31, 2019 and 2018, respectively.
Impairments and (Gain)/Loss On Disposal of Assets, Net
During the nine months ended March 31, 2019, we recognized a pre-tax gain of $508 million related to the divestiture of our naviHealth business.
During the nine months ended March 31, 2018, we recognized a $67 million write-down of the net assets held for sale from the divestiture of our China distribution business.
Litigation (Recoveries)/Charges, Net
During the three and nine months ended March 31, 2019, we recognized $46 million and $94 million, respectively, of recoveries in class action antitrust lawsuits in which we were a class member. The costs we recognized in connection with the IVC filter product liability claims during the three months ended March 31, 2019 and 2018 were $58 million and $69 million, respectively, and $104 million and $159 million for the nine months ended March 31, 2019 and 2018, respectively.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change
Other (income)/expense, net	$(13)	$(2)	N.M.	$13	$(6)	N.M.
Interest expense, net	75	84	(11)%	227	251	(10)%
Loss on extinguishment of debt	—	—	N.M.	—	2	N.M.

9	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

MD&A	Results of Operations

Provision for/(Benefit from) Income Taxes

During the three months ended March 31, 2019 and 2018, the effective tax rate was 20.0 percent and 45.1 percent, respectively. The change in the effective tax rate for the three months ended March 31, 2019 compared to the prior period was due to discrete tax items, a lower federal statutory tax rate applied to our U.S. pre-tax earnings as a result of the Tax Act and the prior year unfavorable impact from changes in jurisdictional mix. The three months ended March 31, 2019 benefited from net favorable discrete items of $12 million and the three months ended March 31, 2018 were adversely affected by net unfavorable discrete items of $18 million.
During the nine months ended March 31, 2019 and 2018, the effective tax rate was 22.6 percent and (48.6) percent, respectively. The change in the effective tax rates for the nine months ended March 31, 2019 compared to the prior period was primarily due to the prior year transitional tax benefits from the enactment of the Tax Act. The nine months ended March 31, 2019 also included net discrete benefits of $50 million, primarily related to international legal entity changes, and the nine months ended March 31, 2018 were adversely affected by net unfavorable discrete items of $12 million.
The transitional tax benefits from the Tax Act during the three and nine months ended March 31, 2018 included a provisional net tax benefit of $18 million and $952 million, respectively, related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate and the nine months ended March 31, 2018 included a provisional tax expense of $41 million for the one-time repatriation tax applied to our undistributed foreign earnings. Our effective tax rates for the three and nine months ended March 31, 2018 also included $57 million of tax expense recognized in connection with the sale of our China distribution business.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	10

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $3.4 billion at March 31, 2019 compared to $1.8 billion at June 30, 2018. At March 31, 2019, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the nine months ended March 31, 2019, net cash provided by operating activities was $2.2 billion, driven by net earnings and changes in net working capital, including timing of inventory purchases. In August 2018, we completed the sale of our interest in naviHealth and received proceeds of $737 million and a 44 percent equity interest in a partnership that owns naviHealth. Also, during the nine months ended March 31, 2019, we deployed $600 million for share repurchases and $435 million for cash dividends.
The cash and equivalents balance at March 31, 2019 includes $795 million of cash held by subsidiaries outside of the United States.
Though our foreign earnings have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of any additional pending regulatory changes on our plans to reinvest foreign earnings, and as such, we have not changed our prior conclusion that the earnings are indefinitely reinvested. If we decide to change our assertion on indefinite reinvestment or repatriate these earnings in the future, we may be subject to certain non-U.S. taxes at that time. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the Tax Act.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
We expect our cash and equivalents balance at June 30, 2019 to be lower than the balance at March 31, 2019 primarily due to our plan to repay $1.0 billion of 1.948% notes that mature in June 2019 with available cash. In addition, we expect our net cash provided by operating activities to be lower during the three months ending June 30, 2019 than the three months ended March 31, 2019 primarily due to anticipated changes in working capital largely driven by the timing of inventory purchases.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2019 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At March 31, 2019, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. Under our commercial paper program, we had maximum amounts outstanding of $630 million and $785 million during the three and nine months ended March 31, 2019, respectively, and an average daily amount outstanding of $14 million and $20 million during the three and nine months ended March 31, 2019, respectively.

Our revolving credit and committed receivables facilities provide that, as of the end of any calendar quarter, our maximum consolidated leverage ratio may be no more than 4.25-to-1. The maximum permitted ratio will reduce to 4.00-to-1 in September 2019, to 3.75-to-1 in March 2020 and to 3.25-to-1 in September 2020. As of March 31, 2019, we were in compliance with this financial covenant.
Long-Term Debt
At March 31, 2019, we had total long-term obligations, including the current portion and other short-term borrowings, of $9.1 billion. We plan to repay our outstanding 1.948% notes at maturity in June 2019 with $1.0 billion of available cash.

11	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

MD&A	Liquidity and Capital Resources

Capital Deployment

Capital Expenditures
Capital expenditures during the nine months ended March 31, 2019 and 2018 were $192 million and $246 million, respectively.
Dividends
On February 6, 2019, our Board of Directors approved a quarterly dividend of $0.4763 per share, or $1.91 per share on an annualized basis, payable on April 15, 2019 to shareholders of record on April 1, 2019.
On May 8, 2019, our Board of Directors approved a quarterly dividend of $0.4811 per share, or $1.92 per share on an annualized basis, payable on July 15, 2019 to shareholders of record on July 1, 2019.

Share Repurchases
During the nine months ended March 31, 2019, we repurchased $600 million of our common shares. See Note 11 of the "Notes to condensed consolidated financial statements" for additional information. At March 31, 2019, we had $1.3 billion authorized for share repurchases remaining under all programs.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	12

MD&A	Other Items

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

13	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

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

•
State opioid assessment related to prior fiscal years is the portion of the New York State assessment under the Opioid Stewardship Act for prescription opioid medications that were sold or distributed in periods prior to fiscal 2019. This portion was excluded from non-GAAP financial measures because it related to sales in prior fiscal years and inclusion would have obscured analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while the New York law would have required us to make payments on an ongoing basis, the portion of the assessment related to sales in periods prior to fiscal 2019 was contemplated to be a one-time, nonrecurring item. In December 2018, this assessment was declared to be unconstitutional.

•	Restructuring and employee severance costs are excluded because they are not part of the ongoing operations of our underlying business.

•
Amortization and other acquisition-related costs, which include transaction costs, integration costs, and changes in the fair value of contingent consideration obligations, are excluded because they are not part of the ongoing operations of our underlying business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies' financial results. Additionally, costs for amortization of acquisition-related intangible assets are non-cash amounts, which are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion facilitates comparison of historical, current and forecasted financial results. We also exclude other acquisition-related costs, which are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. These costs are also significantly impacted by the timing, complexity and size of acquisitions.

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

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	14

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
Non-GAAP effective tax rate: provision for income taxes adjusted for (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) impairments and (gain)/loss on disposal of assets, (6) litigation (recoveries)/charges, net, (7) loss on extinguishment of debt, and (8) transitional tax benefit, (net) divided by (earnings before income taxes adjusted for the first seven items).
Non-GAAP diluted EPS attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

15	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Effective Tax Rate	Diluted EPS[1,3,4]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2019
GAAP	$432	(21)%	$370	$74	$296	16%	20.0%	$0.99	22%
Restructuring and employee severance	53		53	14	39			0.13
Amortization and other acquisition-related costs	154		154	38	116			0.39
Impairments and (gain)/loss on disposal of assets, net	11		11	4	7			0.03
Litigation (recoveries)/charges, net	17		17	7	10			0.03
Transitional tax benefit, net[2]	—		—	(5)	5			0.02
Non-GAAP	$667	(15)%	$605	$130	$475	9%	21.6%	$1.59	14%
	Three Months Ended March 31, 2018
GAAP	$546	(10)%	$464	$209	$255	(33)%	45.1%	$0.81	(33)%
Restructuring and employee severance	2		2	(17)	19			0.06
Amortization and other acquisition-related costs	175		175	44	131			0.42
Impairments and (gain)/loss on disposal of assets, net	(6)		(6)	(14)	8			0.02
Litigation (recoveries)/charges, net	64		64	21	43			0.14
Transitional tax benefit, net[2]	—		—	17	(17)			(0.06)
Non-GAAP	$781	3%	$700	$262	$437	(10)%	37.5%	$1.39	(9)%
	Nine Months Ended March 31, 2019
GAAP	$1,752	45%	$1,512	$342	$1,169	(18)%	22.6%	$3.88	(14)%
Restructuring and employee severance	97		97	25	72			0.24
Amortization and other acquisition-related costs	468		468	112	356			1.18
Impairments and (gain)/loss on disposal of assets, net	(492)		(492)	(129)	(363)			(1.20)
Litigation (recoveries)/charges, net	20		20	7	13			0.04
Transitional tax benefit, net[2]	—		—	(8)	8			0.03
Non-GAAP	$1,845	(13)%	$1,605	$349	$1,255	—%	21.7%	$4.17	5%
	Nine Months Ended March 31, 2018
GAAP	$1,206	(28)%	$959	$(466)	$1,422	40%	(48.6)%	$4.50	42%
Restructuring and employee severance	155		155	29	126			0.40
Amortization and other acquisition-related costs	543		543	143	400			1.27
Impairments and (gain)/loss on disposal of assets, net	62		62	(57)	119			0.38
Litigation (recoveries)/charges, net	155		155	51	104			0.33
Loss on extinguishment of debt	—		2	1	1			—
Transitional tax benefit, net[2]	—		—	911	(911)			(2.88)
Non-GAAP	$2,121	—%	$1,875	$612	$1,261	(4)%	32.6%	$3.99	(3)%

[1]	attributable to Cardinal Health, Inc.

[2]
Reflects the net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for more information on the Tax Act.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	16

Explanation and Reconciliation of Non-GAAP Financial Measures

[3]
GAAP diluted EPS for the three months ended March 31,2019 compared to the prior year period was favorably impacted by $0.36 per share, which includes $0.31 per share due to change in the effective tax rate and $0.05 per share due to the change in weighted average shares outstanding. GAAP diluted EPS for the nine months ended March 31, 2019 compared to the prior year period was unfavorably impacted by $(3.39) per share, which includes $(3.57) per share due to change in the effective tax rate and $0.18 per share due to the change in weighted average shares outstanding. The change in GAAP diluted EPS due to the effective tax rate is calculated as ((GAAP Earnings before Income Taxes for the current period times (one minus the current period GAAP Effective Tax Rate)) minus (GAAP Earnings before Income Taxes for the current period times (one minus the prior period GAAP Effective Tax Rate))) divided by the current period weighted average shares outstanding. The change in GAAP diluted EPS due to the weighted average shares outstanding is calculated as (GAAP Net Earnings for the current period divided by the current period weighted average shares outstanding) minus (GAAP Net Earnings for the current period divided by the prior period weighted average shares outstanding).

[4]
Non-GAAP diluted EPS for the three months ended March 31, 2019 compared to the prior year period was favorably impacted by $0.40 per share, which includes $0.32 per share due to change in the effective tax rate and $0.08 per share due to the change in weighted average shares outstanding. Non-GAAP diluted EPS for the nine months ended March 31, 2019 compared to the prior year period was favorably impacted by $0.77 per share, which includes $0.58 per share due to change in the effective tax rate and $0.19 per share due to the change in weighted average shares outstanding. The change in Non-GAAP diluted EPS due to the effective tax rate is calculated as ((Non-GAAP Earnings before Income Taxes for the current period times (one minus the current period Non-GAAP Effective Tax Rate)) minus (Non-GAAP Earnings before Income Tax for the current period times (one minus the prior period Non-GAAP Effective Tax Rate))) divided by the current period weighted average shares outstanding. The change in Non-GAAP diluted EPS due to the weighted average shares outstanding is calculated as (Non-GAAP Net Earnings for the current period divided by the current period weighted average shares outstanding) minus (Non-GAAP Net Earnings for the current period divided by the prior period weighted average shares outstanding).

The sum of the components may not equal the total due to rounding.
We generally apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

17	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2018 Form 10-K since the end of fiscal 2018 through March 31, 2019.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Other Information
In May 2019, we announced that we renewed our pharmaceutical distribution contracts with CVS Health for a four-year term, through June 2023.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
January 2019	259	$48.49	—	$1,293
February 2019	258	53.78	—	1,293
March 2019	257	48.53	—	1,293
Total	774	$50.26	—	$1,293

(1)	Reflects 259, 258 and 257 common shares purchased in January, February and March 2019, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On February 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2020. On November 7, 2018, our Board of Directors approved an additional $1.0 billion share repurchase program that expires on December 31, 2021. As of March 31, 2019, we have $1.3 billion authorized for share repurchases remaining under these programs.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	18

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2019	2018	2019	2018
Revenue	$35,228	$33,633	$108,181	$101,460
Cost of products sold	33,464	31,720	103,021	96,014
Gross margin	1,764	1,913	5,160	5,446

Operating expenses:
Distribution, selling, general and administrative expenses	1,097	1,132	3,315	3,325
Restructuring and employee severance	53	2	97	155
Amortization and other acquisition-related costs	154	175	468	543
Impairments and (gain)/loss on disposal of assets, net	11	(6)	(492)	62
Litigation (recoveries)/charges, net	17	64	20	155
Operating earnings	432	546	1,752	1,206

Other (income)/expense, net	(13)	(2)	13	(6)
Interest expense, net	75	84	227	251
Loss on extinguishment of debt	—	—	—	2
Earnings before income taxes	370	464	1,512	959

Provision for/(benefit from) income taxes	74	209	342	(466)
Net earnings	296	255	1,170	1,425

Less: Net earnings attributable to noncontrolling interests	—	—	(1)	(3)
Net earnings attributable to Cardinal Health, Inc.	$296	$255	$1,169	$1,422

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.99	$0.81	$3.89	$4.52
Diluted	0.99	0.81	3.88	4.50

Weighted-average number of common shares outstanding:
Basic	298	313	301	314
Diluted	299	315	302	316

Cash dividends declared per common share	$0.4763	$0.4624	$1.4289	$1.3872
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2019	2018	2019	2018
Net earnings	$296	$255	$1,170	$1,425

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	13	110	(16)	141
Amounts reclassified to earnings	—	(23)	—	(23)
Net unrealized gain/(loss) on derivative instruments, net of tax	(1)	3	(3)	2
Total other comprehensive income/(loss), net of tax	12	90	(19)	120

Total comprehensive income	308	345	1,151	1,545

Less: comprehensive income attributable to noncontrolling interests	—	—	(1)	(3)
Total comprehensive income attributable to Cardinal Health, Inc.	$308	$345	$1,150	$1,542
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	20

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and equivalents	$3,438	$1,763
Trade receivables, net	7,879	7,800
Inventories, net	12,622	12,308
Prepaid expenses and other	1,643	1,926
Assets held for sale	—	756
Total current assets	25,582	24,553

Property and equipment, net	2,322	2,487
Goodwill and other intangibles, net	11,860	12,229
Other assets	1,045	682
Total assets	$40,809	$39,951

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,517	$19,677
Current portion of long-term obligations and other short-term borrowings	1,451	1,001
Other accrued liabilities	1,951	2,002
Liabilities related to assets held for sale	—	213
Total current liabilities	23,919	22,893

Long-term obligations, less current portion	7,629	8,012
Deferred income taxes and other liabilities	3,029	2,975

Redeemable noncontrolling interests	—	12

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at March 31, 2019 and June 30, 2018, respectively	2,748	2,730
Retained earnings	5,386	4,645
Common shares in treasury, at cost: 29 million shares and 18 million shares at March 31, 2019 and June 30, 2018, respectively	(1,793)	(1,224)
Accumulated other comprehensive loss	(111)	(92)
Total Cardinal Health, Inc. shareholders' equity	6,230	6,059
Noncontrolling interests	2	—
Total shareholders’ equity	6,232	6,059
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$40,809	$39,951
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended March 31, 2019
Balance at December 31, 2018	327	$2,728	$5,233	(29)	$(1,795)	$(123)	$—	$6,043
Net earnings			296					296
Other comprehensive income/(loss), net of tax						12		12
Employee stock plans activity, net of shares withheld for employee taxes	—	20		—	2			22
Treasury shares acquired			—	—	—			—
Dividends declared			(143)					(143)
Other			—				2	2
Balance at March 31, 2019	327	$2,748	$5,386	(29)	$(1,793)	$(111)	$2	$6,232

	Three Months Ended March 31, 2018
Balance at December 31, 2017	327	$2,694	$5,848	(12)	$(848)	$(95)	$20	$7,619
Net earnings			255					255
Other comprehensive income/(loss), net of tax						90		90
Purchase and divestiture of noncontrolling interests							(19)	(19)
Employee stock plans activity, net of shares withheld for employee taxes	—	16		—	22			38
Treasury shares acquired				(4)	(300)			(300)
Dividends declared			(144)					(144)
Other			(1)					(1)
Balance at March 31, 2018	327	$2,710	$5,958	(16)	$(1,126)	$(5)	$1	$7,538

	Nine Months Ended March 31, 2019
Balance at June 30, 2018	327	$2,730	$4,645	(18)	$(1,224)	$(92)	$—	$6,059
Net earnings			1,169				1	1,170
Other comprehensive income/(loss), net of tax						(19)		(19)
Employee stock plans activity, net of shares withheld for employee taxes	—	18		1	31			49
Treasury shares acquired				(12)	(600)			(600)
Dividends declared			(429)					(429)
Other			1				1	2
Balance at March 31, 2019	327	$2,748	$5,386	(29)	$(1,793)	$(111)	$2	$6,232

	Nine Months Ended March 31, 2018
Balance at June 30, 2017	327	$2,697	$4,967	(11)	$(731)	$(125)	$20	$6,828
Net earnings			1,422					1,422
Other comprehensive income/(loss), net of tax						120		120
Purchase and divestiture of noncontrolling interests							(19)	(19)
Employee stock plans activity, including tax benefit of $9 million	—	13		1	55			68
Treasury shares acquired				(6)	(450)			(450)
Dividends declared			(436)					(436)
Other			5					5
Balance at March 31, 2018	327	$2,710	$5,958	(16)	$(1,126)	$(5)	$1	$7,538
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	22

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net earnings	$1,170	$1,425

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	759	779
Impairments and loss on sale of other investments	2	6
Impairments and (gain)/loss on disposal of assets, net	(492)	62
Share-based compensation	64	64
Provision for bad debts	59	50
Change in fair value of contingent consideration obligation	—	(2)
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(156)	(632)
Increase in inventories	(345)	(865)
Increase in accounts payable	846	1,635
Other accrued liabilities and operating items, net	309	(308)
Net cash provided by operating activities	2,216	2,214

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(38)	(6,142)
Additions to property and equipment	(192)	(246)
Purchase of available-for-sale securities and other investments	(11)	(7)
Proceeds from sale of available-for-sale securities and other investments	3	65
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	749	862
Net cash provided by/(used in) investing activities	511	(5,468)

Cash flows from financing activities:
Payment of contingent consideration obligation	—	(22)
Net change in short-term borrowings	—	(50)
Purchase of noncontrolling interests	—	(106)
Proceeds from long-term obligations, net of issuance costs	1	3
Reduction of long-term obligations	(3)	(403)
Net tax withholdings from share-based compensation	(13)	(3)
Dividends on common shares	(435)	(436)
Purchase of treasury shares	(600)	(450)
Net cash used in financing activities	(1,050)	(1,467)

Effect of exchange rates changes on cash and equivalents	(2)	17

Net increase/(decrease) in cash and equivalents	1,675	(4,704)
Cash and equivalents at beginning of period	1,763	6,879
Cash and equivalents at end of period	$3,438	$2,175
See notes to condensed consolidated financial statements.

23	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

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
Recent Financial Accounting Standards
In October 2018, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to derivatives and hedging which permits the use of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") as a Benchmark Interest Rate for Hedge Accounting Purposes. This guidance will be effective for us in the first quarter of fiscal 2020 and must be applied on a prospective basis. The impact of adoption on our condensed consolidated financial statements is contingent upon future events.
In March 2018, the FASB issued amended accounting guidance to codify SEC staff accounting bulletin 118 (“SAB 118”), which was issued in connection with the Tax Cuts and Jobs Act (the “Tax Act”)

of December 2017. The guidance allows companies to use provisional estimates to record the effects of the Tax Act and also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act. We adopted this guidance in the second quarter of fiscal 2018 when it was initially issued as SAB 118. We completed our accounting for the impacts from enactment of the Tax Act during the three months ended December 31, 2018. Future adjustments to the financial statements may be necessary as final tax regulations and any additional pending regulatory changes are issued, the impacts of which are being currently assessed, or will be assessed, as final regulations are issued. See Note 7 for additional information regarding income taxes.
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
Leases
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. We will adopt this guidance when it is effective for us in the first quarter of fiscal 2020 and we expect to elect the transition option which will allow us to not apply the amended lease accounting guidance to comparative periods that will be presented. We are continuing to evaluate the impact of this standard on our condensed consolidated financial statements, including identification of embedded leases and performing lease contract reviews. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to equipment. Although we are continuing to assess the impact of the amended guidance, we generally anticipate that the adoption of the amended lease guidance will result in an increase to the assets and liabilities on our condensed consolidated balance sheets and will require certain changes to our systems and processes.
Revenue Recognition
In May 2014, the FASB issued amended accounting guidance related to revenue recognition which we adopted in the first quarter of fiscal 2019 using the modified retrospective method and that we applied to customer contracts that were not completed as of June 30, 2018.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	24

Notes to Financial Statements

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
We elected the practical expedient to expense costs to obtain a contract when incurred when the amortization period would have been one year or less. Additionally, we elected the practical expedients to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed and for contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. See Note 13 for additional information regarding our disaggregation of revenue.
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
In the first quarter of fiscal 2019, we adopted the following Accounting Standards Updates ("ASU"). ASU 2016-01 Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities; ASU 2018-03 Technical Corrections and Improvements to Financial Instruments; ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments; ASU 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than

Inventory; and ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The adoption of these ASU's did not have a material impact on our condensed consolidated financial statements.
2. Acquisitions and Divestitures
Acquisitions
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The acquisition further expands our Medical segment's portfolio of self-manufactured products.
Transaction and integration costs associated with the acquisition of the Patient Recovery business were $17 million and $25 million for the three months ended March 31, 2019 and 2018, respectively, and $62 million and $85 million for the nine months ended March 31, 2019 and 2018, respectively. These costs are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
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
Divestitures
In August 2018, we sold our 98 percent ownership interest in naviHealth Holdings, LLC ("naviHealth") to investor entities controlled by Clayton, Dubilier & Rice in exchange for cash proceeds of $737 million (after adjusting for certain fees and expenses) and a 44 percent equity interest in a partnership that owns 100 percent of the equity interest of naviHealth. We also have certain call rights to reacquire naviHealth. Refer to Note 5 for further discussion regarding this investment.
During the nine months ended March 31, 2019, we recognized a pre-tax gain of $508 million related to this divestiture in impairments and (gain)/loss on disposal of assets in our condensed consolidated statement of earnings. This gain includes our initial recognition of an equity method investment for $358 million and the derecognition of redeemable noncontrolling interests of $12 million. The fiscal 2019 tax expense as a result of this transaction will be approximately $130 million. We determined that the sale of the naviHealth business does not meet the criteria to be classified as discontinued operations. The naviHealth business operated within our Medical segment.

25	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Notes to Financial Statements

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended March 31,
(in millions)	2019	2018
Employee-related costs (1)	$29	$(1)
Facility exit and other costs (2)	24	3
Total restructuring and employee severance	$53	$2

	Nine Months Ended March 31,
(in millions)	2019	2018
Employee-related costs (1)	$70	$18
Facility exit and other costs (2)	27	137
Total restructuring and employee severance	$97	$155

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

In early fiscal 2019, we began implementing certain enterprise-wide cost-saving measures, which we expect to reduce our future operating expenses. As a result of these measures, we incurred pre-tax employee-related severance costs of $27 million and $60 million, during the three and nine months ended March 31, 2019, respectively, which are reflected in restructuring and employee severance in the condensed consolidated statements of earnings.
In fiscal 2018, we entered into an agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model. The costs associated with this restructuring included $125 million, on a pre-tax basis, in contract termination costs that were paid during fiscal 2018. These costs are reflected in restructuring and employee severance in the condensed consolidated statements of earnings during the nine months ended March 31, 2018.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2018	$24	$4	$28
Additions	60	14	74
Payments and other adjustments	(32)	(2)	(34)
Balance at March 31, 2019	$52	$16	$68

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2018	$2,621	$5,695	$8,316
Goodwill acquired, net of purchase price adjustments	19	7	26
Foreign currency translation adjustments and other	(3)	(9)	(12)
Balance at March 31, 2019	$2,637	$5,693	$8,330
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2019
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$59	$—	$59	N/A
Total indefinite-life intangibles	59	—	59	N/A

Definite-life intangibles:
Customer relationships	3,528	1,432	2,096	14
Trademarks, trade names and patents	669	283	386	14
Developed technology and other	1,563	574	989	12
Total definite-life intangibles	5,760	2,289	3,471	14
Total other intangible assets	$5,819	$2,289	$3,530	N/A

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	26

Notes to Financial Statements

	June 30, 2018
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$62	$—	$62
Total indefinite-life intangibles	62	—	62

Definite-life intangibles:
Customer relationships	3,513	1,191	2,322
Trademarks, trade names and patents	667	246	421
Developed technology and other	1,562	454	1,108
Total definite-life intangibles	5,742	1,891	3,851
Total other intangible assets	$5,804	$1,891	$3,913
Total amortization of intangible assets was $133 million and $148 million for the three months ended March 31, 2019 and 2018, respectively, and $399 million and $435 million for the nine months ended March 31, 2019 and 2018, respectively. For acquisitions closed on or before March 31, 2019, estimated annual amortization of intangible assets for the remainder of fiscal 2019 through 2023 is as follows: $133 million, $504 million, $436 million, $401 million and $351 million.
5. Investments
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
In connection with the naviHealth divestiture discussed in Note 2, we obtained a 44 percent equity interest in a partnership that owns 100 percent of the equity interest of naviHealth. We accounted for this investment initially at its fair value using Level 3 unobservable inputs based on expected sales proceeds following a competitive bidding process. We initially recognized a $358 million equity method investment.
We are accounting for our equity interest in naviHealth using the equity method of accounting on a one-month reporting lag. The impact of our proportionate share of naviHealth's results was not material to our condensed consolidated statements of earnings for the nine months ended March 31, 2019. Upon the divestiture closing, we received a non-cash distribution of $14 million in the form of the partnership's payment for certain of our divestiture transaction costs directly to the applicable third-party. At March 31, 2019 the carrying value of this investment was $339 million.
6. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
At March 31, 2019 and June 30, 2018, we had total long-term obligations, including the current portion and other short-term borrowings, of $9.1 billion and $9.0 billion, respectively. All the borrowings represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These obligations are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $20.5 billion.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility.
On November 6, 2018, we increased the maximum consolidated leverage ratio permitted under our revolving credit and committed receivables facilities to provide that, as of the end of any calendar quarter, our maximum consolidated leverage ratio may be no more than 4.25-to-1. The maximum permitted ratio will reduce to 4.00-to-1 in September 2019, to 3.75-to-1 in March 2020 and to 3.25-to-1 in September 2020. As of March 31, 2019, we were in compliance with this financial covenant.
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

27	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

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
In accordance with SAB 118, we finalized our provisional estimates related to transitional tax benefits (i.e., remeasurement of deferred tax assets and liabilities and the repatriation tax on undistributed foreign earnings) which did not have a significant impact on tax expense during the nine months ended March 31, 2019. Future adjustments to the financial statements may be necessary as final tax regulations, including issued and pending regulatory changes, the impact of which is or will be assessed as final regulations are issued.
Effective Tax Rate
During the three months ended March 31, 2019 and 2018, the effective tax rate was 20.0 percent and 45.1 percent, respectively. The change in the effective tax rates for the three months ended March 31, 2019 compared to the prior period was due to discrete tax items, a lower federal statutory tax rate applied to our U.S. pre-tax earnings as a result of the Tax Act and the prior year unfavorable impact from changes in jurisdictional mix. The three months ended March 31, 2019 benefited from net favorable discrete items of $12 million and the three months ended March 31, 2018 were adversely affected by net unfavorable discrete items of $18 million.
During the nine months ended March 31, 2019 and 2018, the effective tax rate was 22.6 percent and (48.6) percent, respectively. The change in the effective tax rates for the nine months ended March 31, 2019 compared to the prior period was primarily due to the prior year transitional tax benefits from the enactment of the Tax Act. The nine months ended March 31, 2019 also included net discrete benefits of $50 million, primarily related to international legal entity changes, and the nine months ended March 31, 2018 were adversely affected by net unfavorable discrete items of $12 million.
The transitional tax benefits from the Tax Act during the three and nine months ended March 31, 2018 included a provisional net tax benefit of $18 million and $952 million, respectively, related to the remeasurement of our deferred tax assets and liabilities to the new federal statutory rate and the nine months ended March 31, 2018 a provisional tax expense of $41 million for the one-time repatriation tax applied to our undistributed foreign earnings. Our effective tax rates for the three and nine months ended March 31, 2018 also included $57 million of tax expense recognized in connection with the sale of our China distribution business.
Unrecognized Tax Benefits
At March 31, 2019 and June 30, 2018, we had $436 million and $423 million of unrecognized tax benefits, respectively. The March 31, 2019 and June 30, 2018 balances include $275 million and $262 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2019 and June 30, 2018, we had $116 million and $110 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $20 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $159 million and $151 million at March 31, 2019 and June 30, 2018, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $24 million and $21 million at March 31, 2019 and June 30, 2018, respectively, and is included in other assets in the condensed consolidated balance sheet.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	28

Notes to Financial Statements

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
Contingent Liabilities
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
In October, we received notices from the New York Department of Health of our estimated payment amount for calendar year 2017. In December 2018, the U.S. District Court for the Southern District of New York ruled that the OSA is unconstitutional and enjoined its enforcement (the "Ruling"). In January 2019, the State filed notice of its intent to appeal the Ruling. In April 2019, the State, among other things, amended the OSA so that the assessment would only cover opioid sales in 2017 and 2018, subject to the State's pending appeal of the Ruling.
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
Opioid Lawsuits
Pharmaceutical wholesale distributors, including us, have been named as defendants in over 2,000 lawsuits relating to the distribution of prescription opioid pain medications. These lawsuits have been filed in various federal, state, and other courts by a variety of plaintiffs, primarily counties, municipalities and other political subdivisions. Plaintiffs also include unions and other health and welfare funds, hospital systems and other healthcare providers, as well as

29	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Notes to Financial Statements

individuals. Of these lawsuits, 63 are purported class actions. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as negligence, public nuisance and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio. The court, among other things, has ordered that a bellwether trial begin in October 2019. In December 2018, the court denied distributor defendants' motions to dismiss the complaints associated with the bellwether case.
In addition, 15 state attorneys general have filed lawsuits against distributors, including us, in various state courts, and 43 state attorneys general, including 8 that have filed suit, have formed a multi-state task force to investigate the manufacturing, distribution, dispensing and prescribing practices of opioid medications. We have received requests related to this multi-state investigation, as well as separate civil investigative demands, subpoenas or requests for information from these and other state attorneys general offices. We are cooperating with the offices conducting these investigations.
In connection with these proceedings, distributors continue to engage in discussions with various parties, including state attorneys general and representatives of the MDL plaintiffs, regarding possible resolution.
We are vigorously defending ourselves in all of these opioid-related matters. Given the uncertainty surrounding these lawsuits and investigations, we are unable to predict their outcome or estimate a range of reasonably possible losses.
Product Liability Lawsuits
As of May 3, 2019, we are named as a defendant in 237 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 2,797 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 22 similar lawsuits involving claims by approximately 24 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At March 31, 2019, we had a total of $359 million, net of estimated insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $729 million, net of estimated insurance recoveries.

Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of class action lawsuits in which we were a class member of $46 million and $94 million in the three and nine-months ended March 31, 2019, respectively.
9. Fair Value Measurements
Assets and (liabilities) measured on a recurring basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$875	$—	$—	$875
Other investments (1)	112	—	—	112
Liabilities:
Forward contracts (2)	—	5	—	5

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$200	$—	$—	$200
Other investments (1)	117	—	—	117
Liabilities:
Forward contracts (2)	—	(76)	—	(76)

(1)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high-quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

(2)
The fair value of interest rate swaps, foreign currency contracts, net investment hedges and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheets.

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

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	30

Notes to Financial Statements

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense in the condensed consolidated statements of earnings. For the three and nine months ended March 31, 2019 and 2018, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the nine months ended March 31, 2019, no new pay-floating interest rate swaps were executed. During the nine months ended March 31, 2018, we entered into pay-floating interest rate swaps with a total notional amount of $650 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in other assets in the condensed consolidated balance sheet.
Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency and commodity price fluctuations associated with certain forecasted transactions.
These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and nine months ended March 31, 2019 and 2018.
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
In September 2018, we entered into a €200 million cross-currency swap maturing in 2023.
Cross-currency swaps designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of accumulated other comprehensive loss until the sale or substantial liquidation of the underlying net investments. To the extent the cross-currency swaps designated as net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in our net investment hedges during the nine months ended March 31, 2019.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other income, net. We recorded an $8 million expense and $9 million income in the nine months ended March 31, 2019 and 2018, respectively. The principal currencies managed through foreign currency contracts are the Euro, Canadian dollar, British pound, Japanese yen, and Chinese renminbi.

31	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Notes to Financial Statements

Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at March 31, 2019 and June 30, 2018 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2019	June 30, 2018
Estimated fair value	$8,925	$8,852
Carrying amount	9,080	9,013
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Equity
During the nine months ended March 31, 2019, we repurchased 11.5 million common shares having an aggregate cost of $600 million. The average price paid per common share was $52.32. These repurchases were made under an accelerated share repurchase ("ASR") program, which began on August 16, 2018 and was completed on October 25, 2018.
During the nine months ended March 31, 2018, we repurchased 6.5 million common shares having an aggregate cost of $450 million. The average price paid per common share was $68.81. These repurchases include $300 million purchased under an ASR program, which began on February 14, 2018 and was completed on March 21, 2018. We repurchased 4.3 million shares under the ASR at an average price paid per share of $69.26.
We funded the repurchases with available cash and short-term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2018	$(113)	$21	$(92)
Other comprehensive income/(loss), before reclassifications	(16)	—	(16)
Amounts reclassified to earnings	—	(3)	(3)
Other comprehensive income/(loss), net of tax	(16)	(3)	(19)
Balance at March 31, 2019	$(129)	$18	$(111)

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31,
(in millions)	2019	2018
Weighted-average common shares–basic	298	313
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	2
Weighted-average common shares–diluted	299	315

	Nine Months Ended March 31,
(in millions)	2019	2018
Weighted-average common shares–basic	301	314
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	2
Weighted-average common shares–diluted	302	316
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 6 million and 5 million for the three months ended March 31, 2019 and 2018, respectively, and 6 million and 5 million for the nine months ended March 31, 2019 and 2018, respectively.
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
Revenue
Our Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; operates nuclear pharmacies and radiopharmaceutical manufacturing facilities; provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers; and repackages generic pharmaceuticals and over-the-counter healthcare products.
Our Medical segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products,

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	32

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
The following table presents revenue for each reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2019	2018
Pharmaceutical	$31,361	$29,720
Medical	3,871	3,916
Total segment revenue	35,232	33,636
Corporate (1)	(4)	(3)
Total revenue	$35,228	$33,633

	Nine Months Ended March 31,
(in millions)	2019	2018
Pharmaceutical	$96,516	$89,786
Medical	11,678	11,684
Total segment revenue	108,194	101,470
Corporate (1)	(13)	(10)
Total revenue	$108,181	$101,460

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents disaggregated revenue within our two reportable segments:

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
(in millions)
Pharmaceutical distribution and specialty	$31,146	$95,888
Nuclear and Precision Health Solutions (1)	215	628
Pharmaceutical segment revenue	31,361	96,516
Medical distribution and products (2)	3,431	10,339
Cardinal Health At Home	440	1,339
Medical segment revenue	3,871	11,678
Total segment revenue	35,232	108,194
Corporate (3)	(4)	(13)
Total revenue	$35,228	$108,181

(1)	Our Nuclear and Precision Health Solutions division was formerly referred to as our Nuclear Pharmacy Services division.

(2)	Comprised of all Medical segment businesses except for Cardinal Health At Home division.

(3)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following table presents revenue by geographic area:

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
(in millions)
United States	$34,230	$105,190
International	1,002	3,004
Total segment revenue	35,232	108,194
Corporate (1)	(4)	(13)
Total revenue	$35,228	$108,181

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $17 million and $7 million for the three months ended March 31, 2019 and 2018, respectively, and $36 million and $17 million for the nine months ended March 31, 2019 and 2018, respectively.
In connection with the naviHealth divestiture discussed in Note 2, we recognized a pre-tax gain of $508 million during the nine months ended March 31, 2019, which was retained at Corporate.

33	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Notes to Financial Statements

The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2019	2018
Pharmaceutical	$536	$596
Medical	155	199
Total segment profit	691	795
Corporate	(259)	(249)
Total operating earnings	$432	$546

	Nine Months Ended March 31,
(in millions)	2019	2018
Pharmaceutical	$1,388	$1,576
Medical	479	548
Total segment profit	1,867	2,124
Corporate	(115)	(918)
Total operating earnings	$1,752	$1,206
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2019	June 30, 2018
Pharmaceutical	$21,426	$21,421
Medical	15,548	16,066
Corporate	3,835	2,464
Total assets	$40,809	$39,951
14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2019	2018
Restricted share unit expense	$17	$20
Employee stock option expense	2	7
Performance share unit expense	4	(4)
Total share-based compensation	$23	$24
The sum of the components may not equal the total due to rounding.

	Nine Months Ended March 31,
(in millions)	2019	2018
Restricted share unit expense	$47	$56
Employee stock option expense	8	17
Performance share unit expense	9	(9)
Total share-based compensation	$64	$64

The total tax benefit related to share-based compensation was $4 million and $8 million for the three months ended March 31, 2019 and 2018, respectively, and $13 million and $20 million for the nine months ended March 31, 2019 and 2018, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2018	2	$71.58
Granted	2	50.50
Vested	(1)	74.99
Canceled and forfeited	—	—
Nonvested at March 31, 2019	3	$52.08
At March 31, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $89 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2018	7	$64.50
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at March 31, 2019	7	$63.92
Exercisable at March 31, 2019	6	$62.81
At March 31, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $7 million, which is expected to be recognized over a weighted-average period of one year.

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	34

Notes to Financial Statements

The following tables provide additional detail related to stock options:

(in millions)	March 31, 2019	June 30, 2018
Aggregate intrinsic value of outstanding options at period end	$12	$13
Aggregate intrinsic value of exercisable options at period end	12	13

(in years)	March 31, 2019	June 30, 2018
Weighted-average remaining contractual life of outstanding options	6	7
Weighted-average remaining contractual life of exercisable options	5	5
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2018	0.4	$66.13
Granted	0.5	50.96
Vested (1)	(0.1)	84.27
Canceled and forfeited	(0.1)	51.75
Nonvested at March 31, 2019	0.7	$51.30

(1)	No payout was made because the threshold performance goal was not met.
At March 31, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $21 million, which is expected to be recognized over a weighted-average period of two years if targets are achieved.

35	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
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

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	36

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	19
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4	Controls and Procedures	18

	Part II. Other Information
Item 1	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	36
	Signatures	38

N/A	Not applicable

37	Cardinal Health | Q3 Fiscal 2019 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 9, 2019	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JORGE M. GOMEZ
Jorge M. Gomez
Chief Financial Officer

Cardinal Health | Q3 Fiscal 2019 Form 10-Q	38