Form 10-K
period 2019-06-30
CARDINAL HEALTH INC
filed 2019-08-20
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates or registrant on December 31, 2018, was the following: $13,267,580,148.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2019, was the following: 298,133,678.

Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2019 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2019 Form 10-K

1	Cardinal Health | Fiscal 2019 Form 10-K

Introduction

Introduction

References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health" and similar pronouns refer to Cardinal Health, Inc. and its majority-owned subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30.  References to fiscal 2020, 2019, 2018, 2017, 2016 and 2015 are to the fiscal years ended June 30, 2020, 2019, 2018, 2017, 2016 and 2015, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2019.
Non-GAAP Financial Measures
In this report, including in the "Fiscal 2019 Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this report.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.cardinalhealth.com), under the “Investor Relations — Financial Reporting — SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

Cardinal Health | Fiscal 2019 Form 10-K	2

MD&A	Results of Operations

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

Medical Segment

Our Medical segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of medical, surgical and laboratory products known as national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada. This segment also distributes medical products to patients' homes in the United States through our Cardinal Health at-Home Solutions division.

3	Cardinal Health | Fiscal 2019 Form 10-K

MD&A	Results of Operations

Consolidated Results
Fiscal 2019 Overview

Revenue
Revenue for fiscal 2019 was $145.5 billion, a 6 percent increase from the prior year, primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, partially offset by the February 2018 divestiture of our China distribution business.
GAAP and Non-GAAP Operating Earnings

(in millions)	2019	2018	Change
GAAP	$2,060	$126	N.M.
Restructuring and employee severance	125	176
Amortization and other acquisition-related costs	621	707
Impairments and (gain)/loss on disposal of assets	(488)	1,417
Litigation (recoveries)/charges, net	36	159
Non-GAAP	$2,353	$2,585	(9)%
The sum of the components may not equal the total due to rounding.
During fiscal 2019, GAAP operating earnings increased to $2.1 billion from $126 million during fiscal 2018. Non-GAAP operating earnings decreased 9 percent to $2.4 billion. The increase in GAAP operating earnings was primarily due to the goodwill impairment charge related to our Medical segment in the prior year and the current year gain from the divestiture of our naviHealth Holdings, LLC ("naviHealth") business.
The decrease in non-GAAP operating earnings was primarily due to the negative impact of our Pharmaceutical segment generics program, performance of Medical segment Cardinal Health Brand products and the adverse impact of Pharmaceutical segment customer contract renewals. These factors were partially offset by growth from our specialty pharmaceutical products and services business within our Pharmaceutical segment, the beneficial impact of enterprise-wide cost-savings measures and higher contribution from branded pharmaceutical sales and mix.

Cardinal Health | Fiscal 2019 Form 10-K	4

MD&A	Results of Operations

GAAP and Non-GAAP Diluted EPS

($ per share)	2019	2018	Change
GAAP	$4.53	$0.81	N.M.
Restructuring and employee severance	0.31	0.48
Amortization and other acquisition-related costs	1.57	1.69
Impairments and (gain)/loss on disposal of assets	(1.25)	4.64
Litigation (recoveries)/charges, net	0.09	0.35
Transitional tax benefit, net	0.03	(2.97)
Non-GAAP	$5.28	$5.00	6%
The sum of the components may not equal the total due to rounding.
During fiscal 2019, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS") increased to $4.53 from $0.81 during fiscal 2018. Non-GAAP diluted EPS increased 6 percent to $5.28.
Fiscal 2019 GAAP diluted EPS increased primarily due to the increase in GAAP operating earnings and the benefits from applying a lower federal statutory tax rate to our U.S. pre-tax earnings as a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"). This increase was partially offset by a $2.97 per share favorable impact in the prior year from the estimated net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries.
Fiscal 2019 non-GAAP diluted EPS increased primarily due to a $0.49 per share impact from a lower non-GAAP effective tax rate in the current period compared to the higher prior year non-GAAP effective tax rate. Also contributing to the increase in non-GAAP diluted EPS was a lower share count as a result of share repurchases. These factors were partially offset by the decrease in non-GAAP operating earnings. The non-GAAP effective tax rate is lower in the current year primarily because of the benefits from applying a lower federal statutory tax rate to our U.S. pre-tax earnings as a result of the Tax Act.
Cash and Equivalents

Our cash and equivalents balance was $2.5 billion at June 30, 2019 compared to $1.8 billion at June 30, 2018. The increase in cash and equivalents during fiscal 2019 was due to $2.7 billion of net cash provided by operating activities and $737 million of net cash proceeds from the sale of our naviHealth business, offset by $1.1 billion of debt repayments, $600 million of share repurchases, $577 million of dividends, and $328 million of capital expenditures.

5	Cardinal Health | Fiscal 2019 Form 10-K

MD&A	Results of Operations

Significant Developments in Fiscal 2019 and Trends
Divestitures

naviHealth Divestiture
In August 2018, we sold our 98 percent ownership interest in naviHealth in exchange for cash proceeds of $737 million and a 44 percent equity interest in a partnership that owns 100 percent of naviHealth. We also have certain call rights to reacquire naviHealth. We recognized a pre-tax gain of $508 million related to this divestiture during fiscal 2019.
Trends

Within our Pharmaceutical segment, we expect fiscal 2020 segment profit to be less than our fiscal 2019 segment profit due to the adverse impact of recent customer contract renewals and generics program performance, which includes the negative impact of generic pharmaceutical customer pricing changes partially offset by the benefits of Red Oak Sourcing. As is generally the case, the frequency, timing, magnitude and profit impact of generic pharmaceutical customer pricing changes, customer renewals, and branded and generic pharmaceutical manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2020 could be more or less than we expect.
On August 7, 2019, we were authorized to incur restructuring costs in connection with certain cost-savings initiatives intended to optimize and simplify our operating model and cost structure. We expect these cost-savings initiatives, which will affect various functional and commercial areas across the Company, to be substantially implemented during fiscal year 2020. As a result of these initiatives, we expect to record restructuring charges of approximately $120 million to $145 million, the majority of which are expected to be expensed during fiscal year 2020. We may incur additional restructuring charges in connection with other projects.

Cardinal Health | Fiscal 2019 Form 10-K	6

MD&A	Results of Operations

Results of Operations
Revenue

	Revenue			Change
(in millions)	2019	2018	2017	2019	2018
Pharmaceutical	$129,917	$121,241	$116,463	7%	4%
Medical	15,633	15,581	13,524	—%	15%
Total segment revenue	145,550	136,822	129,987	6%	5%
Corporate	(16)	(13)	(11)	N.M.	N.M.
Total revenue	$145,534	$136,809	$129,976	6%	5%

Fiscal 2019 Compared to Fiscal 2018

Pharmaceutical Segment
Fiscal 2019 Pharmaceutical segment revenue grew primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $10.7 billion. The increases were partially offset by the February 2018 divestiture of our China distribution business.
Medical Segment
Fiscal 2019 Medical segment revenue was flat compared to fiscal 2018. Sales growth from existing customers and the benefit from one additional month of contribution from the Patient Recovery acquisition were offset by the divestitures of our China distribution and naviHealth businesses.

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
Medical Segment
Fiscal 2018 Medical segment revenue grew mainly due to $1.9 billion of contributions from acquisitions, primarily the Patient Recovery Business acquisition.
Cost of Products Sold

Cost of products sold for fiscal 2019 and 2018 increased $9.1 billion (7 percent) and $6.2 billion (5 percent) compared to the prior-year periods, respectively, as a result of the same factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Fiscal 2019 Form 10-K

MD&A	Results of Operations

Gross Margin

	Consolidated Gross Margin			Change
(in millions)	2019	2018	2017	2019	2018
Gross margin	$6,834	$7,181	$6,544	(5)%	10%
Fiscal 2019 Compared to Fiscal 2018

Fiscal 2019 consolidated gross margin decreased $347 million (5 percent) due to lower contribution from our Pharmaceutical segment generics program, performance of Medical segment's Cardinal Health Brand products, the net impact of acquisitions and divestitures and the adverse impact of Pharmaceutical segment customer contract renewals. These factors were partially offset by sales growth from our specialty pharmaceutical products and services business and higher contribution from branded pharmaceutical sales and mix.
Gross margin rate declined during fiscal 2019 mainly due to changes in product mix, lower contribution from our Pharmaceutical segment generics program, performance of Medical segment's Cardinal Health Brand products, and the adverse impact of Pharmaceutical segment customer contract renewals.

Fiscal 2018 Compared to Fiscal 2017

Fiscal 2018 consolidated gross margin increased $637 million (10 percent) and was favorably impacted by acquisitions ($809 million), primarily the Patient Recovery Business acquisition.
Gross margin rate grew during fiscal 2018 mainly due to acquisitions, primarily the Patient Recovery Business acquisition. Gross margin rate growth was partially offset by the negative impact of changes in pharmaceutical distribution product mix and performance in our Cordis business due to inventory challenges and increased manufacturing costs.

Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses			Change
(in millions)	2019	2018	2017	2019	2018
SG&A expenses	$4,480	$4,596	$3,775	(3)%	22%

Fiscal 2019 Compared to Fiscal 2018

Fiscal 2019 SG&A expenses decreased due to the beneficial impact of divestitures and enterprise-wide cost-savings measures, largely offset by certain costs to exit transition service agreements for our Patient Recovery Business and legal expenses for opioid-related matters.

Fiscal 2018 Compared to Fiscal 2017

Fiscal 2018 SG&A expenses increased mainly due to acquisitions ($524 million), which primarily consists of the Patient Recovery Business acquisition, and enterprise-wide compensation related items.

Cardinal Health | Fiscal 2019 Form 10-K	8

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 15 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings			Change
(in millions)	2019	2018	2017	2019	2018
Pharmaceutical	$1,834	$1,992	$2,187	(8)%	(9)%
Medical	576	662	572	(13)%	16%
Total segment profit	2,410	2,654	2,759	(9)%	(4)%
Corporate	(350)	(2,528)	(639)	N.M.	296%
Total consolidated operating earnings	$2,060	$126	$2,120	N.M.	(94)%
Fiscal 2019 Compared to Fiscal 2018

Pharmaceutical Segment Profit
Fiscal 2019 Pharmaceutical segment profit decreased largely due to our generics program performance, the adverse impact of customer contract renewals and legal expenses for opioid-related matters. Our generics program performance includes the negative impact of generic pharmaceutical customer pricing changes partially offset by the benefits of Red Oak Sourcing. The decreases were partially offset by growth from our specialty pharmaceutical products and services business, higher contribution from our branded pharmaceutical sales and mix and the beneficial impact of enterprise-wide cost-savings measures.
Medical Segment Profit
Fiscal 2019 Medical segment profit decreased largely due to the performance of Cardinal Health Brand products, including incremental supply chain costs, charges related to an exclusive distribution agreement with a Cordis supplier, and increased commodities prices. This decrease was partially offset by the benefits from enterprise-wide and segment cost-savings measures and the prior-year impact of Cordis inventory challenges and increased operating costs specific to Cordis. Medical segment profit comparison to the prior year also benefitted from acquisitions and divestitures, net, which includes the beneficial comparison to the impact in fiscal

2018 from the fair value step-up of inventory acquired with the Patient Recovery Business.
Corporate
The changes in Corporate during fiscal 2019 are due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

9	Cardinal Health | Fiscal 2019 Form 10-K

MD&A	Results of Operations

Fiscal 2018 Compared to Fiscal 2017

Pharmaceutical Segment Profit
Fiscal 2018 Pharmaceutical segment profit decreased largely due to our generics program performance and the adverse impact of customer contract renewals. Performance from our specialty pharmaceutical products distribution and services business positively impacted Pharmaceutical segment profit.
Medical Segment Profit
Fiscal 2018 Medical segment profit increased largely due to acquisitions, inclusive of the unfavorable cost of products sold impact from the fair value step up of inventory acquired with the Patient

Recovery Business acquisition. The increase was partially offset by performance from the Cordis business, and to a lesser extent, performance from other Cardinal Health Brand products. The performance from the Cordis business primarily reflected inventory challenges and increased operating costs.
Corporate
The changes in Corporate during fiscal 2018 were due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

(in millions)	2019	2018	2017
Restructuring and employee severance	$125	$176	$56
Amortization and other acquisition-related costs	621	707	527
Impairments and (gain)/loss on disposal of assets, net	(488)	1,417	18
Litigation (recoveries)/charges, net	36	159	48
Restructuring and Employee Severance
During fiscal 2019, we recognized $92 million of restructuring related costs in connection with enterprise-wide cost-savings measures that began in fiscal 2019.
During fiscal 2018, we incurred $125 million of contract termination costs to transition the distribution of our Medical segment surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $531 million, $574 million and $395 million for fiscal 2019, 2018 and 2017, respectively.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $75 million, $109 million and $54 million during fiscal 2019, 2018, and 2017, respectively.

Impairments and (Gain)/Loss on Disposal of Assets, Net
During fiscal 2019, we recognized a pre-tax gain of $508 million related to the divestiture of our naviHealth business.
During fiscal 2018, we recognized a $1.4 billion non-cash goodwill impairment charge related to our Medical segment, as discussed further in Note 4 of the "Notes to Consolidated Financial Statements." There was no tax benefit related to this goodwill impairment charge.
Litigation (Recoveries)/Charges, Net
During fiscal 2019, 2018 and 2017, we recognized $117 million, $177 million and $24 million, respectively, of estimated losses and legal defense costs associated with inferior vena cava ("IVC") filter product liability claims.
During fiscal 2019 and 2018, we recognized income of $94 million and $22 million, respectively, for recoveries in class action antitrust lawsuits in which we were a class member.

Cardinal Health | Fiscal 2019 Form 10-K	10

MD&A	Results of Operations

Earnings/(loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

	Earnings/(loss) Before Income Taxes			Change
(in millions)	2019	2018	2017	2019	2018
Other (income)/expense, net	$15	$23	$(5)	N.M.	N.M.
Interest expense, net	294	329	201	(11)%	64%
Loss on extinguishment of debt	—	2	—	N.M.	N.M.
Interest Expense, Net

Fiscal 2019 interest expense decreased primarily due to lower debt outstanding.
Fiscal 2018 interest expense increased primarily due to new debt issued in June 2017 to fund a portion of the purchase price of the Patient Recovery Business acquisition.

11	Cardinal Health | Fiscal 2019 Form 10-K

MD&A	Results of Operations

Provision for Income Taxes

Generally, fluctuations in the effective tax rate are due to changes in the distribution of income among taxing jurisdictions with differing income tax rates and other reconciling items.
The fluctuations in the effective tax rate from fiscal 2018 to fiscal 2019 were primarily due to the prior-year impacts of the net benefits from the enactment of the Tax Act, nondeductible goodwill impairment charge, and benefit from a capital loss due to international legal entity reorganization.
A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 7 of the "Notes to Consolidated Financial Statements" for additional information):

	2019 (1)	2018 (2)	2017 (1)
Provision at Federal statutory rate	21.0%	28.1%	35.0%
State and local income taxes, net of federal benefit	0.9	(16.0)	1.0
Tax effect of foreign operations	(0.7)	(48.4)	(7.3)
Nondeductible/nontaxable items	2.5	(10.2)	0.2
Goodwill impairment	—	(124.7)	—
Tax Act	(0.8)	410.9	—
Change in valuation allowances	4.5	(76.9)	7.7
Foreign tax credits	(1.0)	27.3	(1.6)
China tax related to divestiture	—	(25.8)	—
Legal entity reorganization	(3.6)	71.4	—
Other	(0.7)	(21.9)	(2.3)
Effective income tax rate	22.1%	213.8%	32.7%

(1)	The effective income tax rates for fiscal 2019 and 2017 represents income tax expense tax rates.

(2)	The effective income tax rate for fiscal 2018 represents an income tax benefit tax rate.
Fiscal 2019

The fiscal 2019 effective income tax rate was impacted by a lower federal statutory tax rate to our U.S. pre-tax earnings as a result of the Tax Act and net discrete benefits of $17 million, primarily related to international legal entity changes offset by increases in valuation allowances.
Ongoing Audits
The IRS is currently conducting audits of fiscal years 2008 through 2014. Years after 2014 remain open.

Fiscal 2018 and Fiscal 2017

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

Cardinal Health | Fiscal 2019 Form 10-K	12

MD&A	Liquidity and Capital Resources

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
Cash and Equivalents

Our cash and equivalents balance was $2.5 billion at June 30, 2019 compared to $1.8 billion at June 30, 2018. The increase in cash and equivalents during fiscal 2019 was due to $2.7 billion of net cash provided by operating activities and $737 million of net cash proceeds from the sale of our naviHealth business, offset by $1.1 billion paid for debt repayments, $600 million paid for share repurchases, $577 million paid in dividends and $328 million paid for capital expenditures. At June 30, 2019, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During fiscal 2018 our cash and cash equivalents declined $5.1 billion due to $6.1 billion deployed for acquisitions during the year, $954 million used for debt repayments, $581 million paid in dividends, $550 million paid for share repurchases and $384 million paid for capital expenditures, offset in part by $2.8 billion net cash provided by operating activities and $861 million of proceeds from the divestiture of the China distribution business. Net cash provided by operating activities increased by $1.6 billion from fiscal 2017 primarily due to working capital changes in part as a result of timing of customer and vendor payments related to the new Pharmaceutical segment finance and operating information systems.
The increase in cash and equivalents during fiscal 2017 of $4.5 billion was due to proceeds from a $5.2 billion debt issuance and $1.2 billion provided by operating activities, partially offset by $600 million paid for share repurchases, $577 million paid in dividends and $387 million paid in capital expenditures and $310 million in debt repayments. The $1.8 billion decrease in net cash provided by operating activities in fiscal 2017 was primarily due to an increase in working capital as a result of changes in timing of customer and vendor payments, some of which related to implementation of the new Pharmaceutical segment finance and operating information systems.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at June 30, 2019 included $575 million of cash held by subsidiaries outside of the United States.
In June 2019, we repatriated $318 million of cash held by foreign subsidiaries.
During the year ended June 30, 2019, we completed the final calculation of the U.S. repatriation tax after the issuance of final regulations by the U.S Treasury Department under section 965. After completion of the calculation and an overall review of our cash positions and business needs globally, we changed our assertion on $309 million previously considered indefinitely reinvested as of June 30, 2018, which did not have a material impact on our provision for income taxes. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information on the Tax Act.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2019 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At June 30, 2019, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. Under our commercial paper program, we had a maximum amount outstanding of $785 million and an average daily amount outstanding of $15 million during fiscal 2019.
In June 2019, we extended our revolving credit facility through June 2024. The revolving credit facility requires us to maintain a maximum consolidated net leverage ratio as of the end of any calendar quarter. On June 30, 2019, the maximum permitted ratio was 4.25-to-1. The maximum permitted ratio will reduce to 4.00-to-1 in September 2019 and to 3.75- to-1 in March 2021. As of June 30, 2019, we were in compliance with this financial covenant.
Our committed receivables sales facility provides that, as of the end of any calendar quarter, our maximum consolidated leverage ratio may be no more than 4.25-to-1. The maximum permitted ratio will reduce to 4.00-to-1 in September 2019, to 3.75- to-1 in March 2020 and to 3.25-to-1 in September 2020. As of June 30, 2019, we were in compliance with this financial covenant. We intend to renew our committed receivables sales facility program in the first quarter of fiscal 2020.

13	Cardinal Health | Fiscal 2019 Form 10-K

MD&A	Liquidity and Capital Resources

Long-Term Obligations
At June 30, 2019, we had total long-term obligations, including the current portion and other short-term borrowings of $8.0 billion. In June 2019, we repaid $1.0 billion 1.948% notes at maturity. In the fourth quarter of fiscal 2019, we repurchased a total of $100 million of notes due in 2022 and 2027.
In June 2018, we repaid our $550 million 1.95% Notes due 2018 in full at maturity. In fiscal 2018 we sold our China distribution business, including its debt which was $378 million as of June 30, 2017. See Note 2 of the “Notes to Consolidated Financial Statements” for further discussion of this divestiture.

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
Capital Deployment

Capital Expenditures
Capital expenditures during fiscal 2019, 2018 and 2017 were $328 million, $384 million and $387 million, respectively.
We expect capital expenditures in fiscal 2020 to be between $320 million and $360 million primarily for information technology and infrastructure projects.
Dividends
During fiscal 2019, we paid quarterly dividends totaling $1.91 per share, an increase of 3 percent from fiscal 2018.
On May 8, 2019, our Board of Directors approved a quarterly dividend of $0.4811 per share, or $1.92 per share on an annualized basis, which was paid on July 15, 2019 to shareholders of record on July 1, 2019.
On August 7, 2019, our Board of Directors approved a quarterly dividend of $0.4811 per share, or $1.92 per share on an annualized basis, payable on October 15, 2019 to shareholders of record on October 1, 2019.

Share Repurchases
During fiscal 2019 and 2018, we repurchased $600 million and $550 million, respectively, of our common shares. We funded the repurchases with available cash and short-term borrowing. See Note 13 of the "Notes to Consolidated Financial Statements" for additional information. At June 30, 2019, we had $1.3 billion authorized for share repurchases remaining under all programs.

Cardinal Health | Fiscal 2019 Form 10-K	14

MD&A	Other

Contractual Obligations
At June 30, 2019, our contractual obligations, including estimated payments due by period, were as follows:

(in millions)	2020	2021 to 2022	2023 to 2024	There-after	Total
Long-term debt and short-term borrowings (1)	$450	$2,176	$1,333	$4,065	$8,024
Interest on long-term debt	318	631	481	1,972	3,402
Capital lease obligations (2)	2	3	2	—	7
Operating leases (3)	126	176	87	94	483
Purchase obligations and other payments (4)	569	456	381	8	1,414
Total contractual obligations (5)	$1,465	$3,442	$2,284	$6,139	$13,330

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

(4)
A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments of $45.6 million that we are required to pay CVS Health Corporation ("CVS") in connection with Red Oak Sourcing and will be in place for the remaining five years of the agreement. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information.

(5)
Long-term liabilities, such as unrecognized tax benefits, deferred taxes and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 7 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.

Off-Balance Sheet Arrangements
We had no significant "off-balance sheet arrangements" at June 30, 2019, as that term is defined in the SEC rules.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

15	Cardinal Health | Fiscal 2019 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2019, would result in an increase or decrease in bad debt expense of $9 million. We believe the reserve maintained and expenses recorded in fiscal 2019 are appropriate.

At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. The following table presents information regarding the allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2019	2018	2017
Allowance for doubtful accounts at beginning of period	$139	$137	$135
Charged to costs and expenses	141	114	60
Reduction to allowance for customer deductions and write-offs	(87)	(111)	(58)
Allowance for doubtful accounts at end of period	$193	$139	$137
Allowance as a percentage of customer receivables	2.3%	1.8%	1.7%
Allowance as a percentage of revenue	0.13%	0.10%	0.11%
The sum of the components may not equal the total due to rounding.
Inventories

A substantial portion of our inventories (56 percent at both June 30, 2019 and 2018) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Inventories.
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

We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2019 or 2018 because inventories valued at LIFO were $230 million and $92 million higher than the average cost value at June 30, 2019 and 2018, respectively. We do not record inventories in excess of replacement cost. As such, we did not record a LIFO reserve in fiscal 2019 or 2018.
Our remaining inventory that is not valued at the lower of LIFO or market is stated at the lower of cost, using the first-in, first-out method, or market. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $171 million and $147 million at June 30, 2019 and 2018, respectively. We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies.

Cardinal Health | Fiscal 2019 Form 10-K	16

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
Goodwill and Other Indefinite-Lived Intangible Assets

Purchased goodwill and intangible assets with indefinite lives are tested for impairment annually or when indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There is an option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. We have elected to bypass the qualitative assessment for the annual goodwill impairment test in the current year. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component).
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (which are components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear and Precision Health Solutions division); Nuclear and Precision Health Solutions division; Medical operating segment (excluding our Cardinal Health at-Home Solutions division) (“Medical Unit”); and Cardinal Health at-Home Solutions division. Our Nuclear and Precision Health Solutions division was formerly referred to as our Nuclear Pharmacy Services division and our Cardinal Health at-Home Solutions division was formerly referred to as our Cardinal Health at Home division.
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
Our determination of estimated fair value of our reporting units is based on a combination of the income-based and market-based approaches (using discount rates ranging from 8.5 percent to 11.5 percent). We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units.
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
We performed annual impairment testing in fiscal 2019, 2018 and 2017 and, with the exception of our Medical Unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. For our annual impairment test in fiscal 2019, the fair value of our Medical Unit exceeded its carrying value of $10.8 billion by approximately 4 percent. For this test, we used a discount rate of 8.5 percent and a terminal growth rate of 2 percent. The goodwill balance for our Medical Unit is $4.2 billion. A decrease in future cash flows, an increase in the discount rate or a decrease in the terminal growth rate, among other things, could result in a goodwill impairment for the Medical Unit. For example, if we were to increase the discount rate by 0.5 percent, the carrying value would have exceeded the fair value for our Medical Unit by approximately 2 percent for fiscal 2019. Similarly, if we were to decrease the terminal growth rate by 0.5

17	Cardinal Health | Fiscal 2019 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

percent, the carrying value would have exceeded the fair value for our Medical Unit by approximately 3 percent for fiscal 2019. For any of our other reporting units, the fair value would not have been less than the carrying amount for fiscal 2019 if we increased the discount rate by 0.5 percent or decreased the terminal growth rate by 0.5 percent. As discussed further in Note 4 of the "Notes to Consolidated Financial Statements," during the fourth quarter of fiscal 2018 we recognized a $1.4 billion goodwill impairment charge related to our Medical Unit, which is included in impairments and (gain)/loss on disposal of assets in our consolidated statements of earnings. There was no tax benefit related to the goodwill impairment charge.
The impairment test for indefinite-lived intangibles other than goodwill (primarily IPR&D) involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-

lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. Our qualitative evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.
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
We regularly review contingencies and self-insurance accruals to determine whether our accruals and related disclosures are adequate. Any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs.
Examples of such contingencies include various lawsuits related to the distribution of prescription opioid pain medications and the Cordis IVC filter lawsuits.
We develop and periodically update reserve estimates for Cordis IVC claims, including those received to date and expected to be received in the future and related costs. To project future Cordis IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, estimated indemnity severity by claim type, sales data and estimated defense costs.
The amount of loss may differ from these estimates. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information regarding loss contingencies and product liability lawsuits.

Cardinal Health | Fiscal 2019 Form 10-K	18

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
The following table presents information about our tax position at June 30:

(in millions)	2019	2018
Total deferred income tax assets (1)	$864	$848
Valuation allowance for deferred income tax assets (2)	(542)	(412)
Net deferred income tax assets	322	436
Total deferred income tax liabilities	(2,035)	(2,213)
Net deferred income tax liability	$(1,713)	$(1,777)

(1)	Total deferred income tax assets included $621 million and $526 million of loss and tax credit carryforwards at June 30, 2019 and 2018, respectively.

(2)	The valuation allowance primarily relates to federal, state and international loss and credit carryforwards for which the ultimate realization of future benefits is uncertain.
Expiring or unusable loss and credit carryforwards and the required valuation allowances are adjusted quarterly when it is more likely than not that at least a portion of the respective deferred tax assets will not be realized. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described above. We operate in a complex multinational tax environment and are subject to tax treaty arrangements and transfer pricing guidelines for intercompany transactions that are subject to interpretation. Uncertainty in a tax position may arise as tax laws are subject to interpretation.
Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. For tax benefits that do not qualify for recognition, we recognize a liability for unrecognized tax benefits.
Our assumptions and estimates around uncertain tax positions require significant judgment; the actual amount of tax benefit related to uncertain tax positions may differ from these estimates. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information regarding unrecognized tax benefits.
We believe that our estimates for the valuation allowances against deferred tax assets and unrecognized tax benefits are appropriate based on current facts and circumstances. The amount we ultimately pay when matters are resolved may differ from the amounts accrued. Changes in our current estimates due to unanticipated market conditions, tax law changes or other factors could have a material effect on our ability to utilize deferred tax assets. For a further discussion on Provision for Income Taxes, see Note 7 of the “Notes to the Consolidated Financial Statements.”
The calculation of our tax liabilities includes estimates for uncertainties in the application of broad and complex changes to the U.S. tax code as per the Tax Cuts and Jobs Act ("the Tax Act") as enacted by the United States government on December 22, 2017. We have made reasonable estimates and recorded amounts based on management judgment and our current understanding of the Tax Act which is subject to further interpretation by the Internal Revenue Service ("IRS"). See Note 7 of the “Notes to Consolidated Financial Statements” for additional information regarding the Tax Act.

19	Cardinal Health | Fiscal 2019 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2019 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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

•
State opioid assessment related to prior fiscal years is the portion of the New York State assessment under the Opioid Stewardship Act for prescription opioid medications that were sold or distributed in periods prior to fiscal 2019. This portion was excluded from non-GAAP financial measures because it related to sales in prior fiscal years and inclusion would have obscured analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while the New York law would have required us to make payments on an ongoing basis, the portion of the assessment related to sales in periods prior to fiscal 2019 was contemplated to be a one-time, nonrecurring item. In December 2018, this assessment was declared to be unconstitutional, so during the three months ended December 31, 2018, we reversed the accrual we booked in the three months ended September 30, 2018.

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

•
Transitional tax benefit, net related to the Tax Cuts and Jobs Act is excluded because it results from the one-time impact of a very significant change in the U.S. federal corporate tax rate and, due to the significant size of the benefit, obscures analysis of trends and financial performance. The transitional tax benefit includes the initial estimate and subsequent adjustments for the re-

Cardinal Health | Fiscal 2019 Form 10-K	20

Explanation and Reconciliation of Non-GAAP Financial Measures

measurement of deferred tax assets and liabilities due to the reduction of the U.S. federal corporate income tax rate and the repatriation tax on undistributed foreign earnings.

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

21	Cardinal Health | Fiscal 2019 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for Income Taxes	Net Earnings[1]	Net Earnings/(Loss)[1] Growth Rate	Effective Tax Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Fiscal Year 2019
GAAP	$2,060	N.M.	$1,751	$386	$1,363	N.M.	22.1%	$4.53	N.M.
Restructuring and employee severance	125		125	32	93			0.31
Amortization and other acquisition-related costs	621		621	148	473			1.57
Impairments and (gain)/loss on disposal of assets	(488)		(488)	(113)	(375)			(1.25)
Litigation (recoveries)/charges, net	36		36	10	26			0.09
Transitional tax benefit, net[2]	—		—	(9)	9			0.03
Non-GAAP	$2,353	(9)%	$2,044	$453	$1,589	1%	22.1%	$5.28	6%

	Fiscal Year 2018
GAAP	$126	(94)%	$(228)	$(487)	$256	(80)%	213.8%	$0.81	(80)%
Restructuring and employee severance	176		176	25	151			0.48
Amortization and other acquisition-related costs	707		707	176	531			1.69
Impairments and (gain)/loss on disposal of assets[3]	1,417		1,417	(44)	1,461			4.64
Litigation (recoveries)/charges, net	159		159	48	111			0.35
Loss on extinguishment of debt	—		2	1	1			—
Transitional tax benefit, net[2]	—		—	936	(936)			(2.97)
Non-GAAP	$2,585	(7)%	$2,233	$655	$1,575	(9)%	29.3%	$5.00	(7)%

	Fiscal Year 2017
GAAP	$2,120	(14)%	$1,924	$630	$1,288	(10)%	32.7%	$4.03	(7)%
Restructuring and employee severance	56		56	20	36			0.11
Amortization and other acquisition-related costs	527		527	165	362			1.13
Impairments and (gain)/loss on disposal of assets	18		18	6	12			0.04
Litigation (recoveries)/charges, net	48		48	19	29			0.09
Non-GAAP	$2,769	(4)%	$2,572	$839	$1,727	—%	32.6%	$5.40	3%

[1]	attributable to Cardinal Health, Inc.

[2]
Reflects the net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries.  See Note 7 of the "Notes to Consolidated Financial Statements" for more information on the Tax Act.

[3]	Fiscal year 2018 includes a goodwill impairment charge of $1.4 billion related to our Medical segment. There was no tax benefit related to this goodwill impairment charge.

The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Fiscal 2019 Form 10-K	22

Selected Financial Data

Selected Financial Data
The consolidated financial data below includes all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and MD&A.

(in millions, except per common share amounts)	2019[1]	2018[2,3]	2017	2016	2015
Earnings Data:
Revenue	$145,534	$136,809	$129,976	$121,546	$102,531

Operating earnings	2,060	126	2,120	2,459	2,161

Earnings from continuing operations	1,365	259	1,294	1,431	1,212
Earnings from discontinued operations, net of tax	—	—	—	—	3
Net earnings	1,365	259	1,294	1,431	1,215
Less: Net earnings attributable to noncontrolling interests	(2)	(3)	(6)	(4)	—
Net earnings attributable to Cardinal Health, Inc.	$1,363	$256	$1,288	$1,427	$1,215

Basic earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.55	$0.82	$4.06	$4.36	$3.65
Discontinued operations	—	—	—	—	0.01
Net basic earnings per common share attributable to Cardinal Health, Inc.	$4.55	$0.82	$4.06	$4.36	$3.66

Diluted earnings per common share attributable to Cardinal Health, Inc.:
Continuing operations	$4.53	$0.81	$4.03	$4.32	$3.61
Discontinued operations	—	—	—	—	0.01
Net diluted earnings per common share attributable to Cardinal Health, Inc.	$4.53	$0.81	$4.03	$4.32	$3.62

Cash dividends declared per common share	$1.9100	$1.8635	$1.8091	$1.6099	$1.4145

Balance Sheet Data:
Total assets	$40,963	$39,951	$40,112	$34,122	$30,142
Long-term obligations, less current portion	7,579	8,012	9,068	4,952	5,211
Total Cardinal Health, Inc. shareholders' equity	6,328	6,059	6,808	6,554	6,256
1During the first quarter of fiscal 2019, we sold our 98 percent ownership interest in naviHealth and recognized a pre-tax gain of $508 million ($378 million after-tax).
2During the fourth quarter of fiscal 2018, we recognized a non-cash goodwill impairment charge of $1.4 billion related to our Medical segment. There was no tax benefit related to this goodwill impairment charge.
3During fiscal 2018, the United States enacted the Tax Cuts and Jobs Act. See Note 7 for more information.

23	Cardinal Health | Fiscal 2019 Form 10-K

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
Foreign Exchange Rate Sensitivity

By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. The following foreign currencies represent the principal drivers of our foreign exchange exposure: Canadian dollar, euro, Thai baht, Mexican peso, Chinese renminbi, Australian dollar, British pound and Japanese yen.
We apply a Value-At-Risk ("VAR") methodology to our transactional and translational exposures. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. At the end of each fiscal year we perform sensitivity analyses on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Applying a VAR methodology to our transactional exposure and including the impact of our hedging program, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $15 million, which is based on a one-year horizon and a 95 percent confidence level. Under the same methodology, at June 30, 2018, our potential maximum loss in earnings for the upcoming fiscal year was estimated to be $26 million.
Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Applying a VAR methodology to our translational exposure, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $7 million, which is based on a one-year horizon and a 95 percent confidence level. Under the same methodology, at June 30, 2018, our potential maximum loss in earnings for the upcoming fiscal year was estimated to be $9 million.
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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. This analysis assumes a hypothetical 50 basis point change in interest rates. At June 30, 2019 and 2018, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change was $9 million and $15 million, respectively.

We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2019 and 2018, a hypothetical increase or decrease of 50 basis points in interest rates would result in no change in the estimated fair value.

Cardinal Health | Fiscal 2019 Form 10-K	24

Disclosures about Market Risk

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2019 increased approximately $11 million from June 30, 2018. At June 30, 2019 and 2018, we had hedged a portion of these direct commodity exposures (see Note 11 of the “Notes to Consolidated Financial Statements” for further discussion).

Our forecasted direct commodity exposures for the upcoming fiscal years were $435 million and $424 million at June 30, 2019 and 2018, respectively. The potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts, for the upcoming fiscal year were $44 million and $42 million at June 30, 2019 and 2018, respectively. The hypothetical offsetting impact of hedges in both periods was minimal.

25	Cardinal Health | Fiscal 2019 Form 10-K

Business

Business
General

Cardinal Health, Inc. is a global integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency.
Pharmaceutical Segment

In the United States, our Pharmaceutical segment:

•
through its Pharmaceutical Distribution division, distributes branded and generic pharmaceutical and over-the-counter healthcare and consumer products to retailers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and other healthcare providers. This division:

•	maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our retail, hospital and other healthcare provider customers;

•	provides services to pharmaceutical manufacturers, including distribution, inventory management, data reporting, new product launch support and chargeback administration;

•
through the connected care service offering, provides medication therapy management, telepharmacy and health messaging services and seeks to develop solutions to improve patient care through improved coordination of manufacturers, payers, pharmacies and patients;

•	provides pharmacy management services to hospitals and operates pharmacies in community health centers; and

•	repackages generic pharmaceuticals and over-the-counter healthcare products;

•
through its Specialty Solutions division, distributes specialty pharmaceutical products to hospitals and other healthcare providers and provides consulting, patient support and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers; and

•
through its Nuclear and Precision Health Solutions division, operates nuclear pharmacies and manufacturing facilities, which manufacture, prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and physician offices. This division also contract manufactures a radiopharmaceutical treatment (Xofigo) and holds the North American rights to manufacture and distribute Lymphoseek, a radiopharmaceutical diagnostic imaging agent.

See Note 15 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2019, 2018 and 2017.

Pharmaceutical Distribution
Our Pharmaceutical Distribution division’s gross margin includes margin from our generic pharmaceutical program, from distribution services agreements with branded pharmaceutical manufacturers and from over-the-counter healthcare and consumer products. It also includes manufacturer cash discounts.
Margin from our generic pharmaceutical program includes price discounts and rebates from manufacturers and may in limited instances include price appreciation. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a product, because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time.
Margin from distribution services agreements with branded pharmaceutical manufacturers is derived from compensation we receive for providing a range of distribution and related services to manufacturers. Our compensation typically is a percentage of the wholesale acquisition cost that is set by manufacturers. In addition, under a limited number of agreements, branded pharmaceutical price appreciation, which is determined by the manufacturers, also serves as part of our compensation.
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

Cardinal Health | Fiscal 2019 Form 10-K	26

Business

Medical Segment

Our Medical segment manufactures and sources Cardinal Health branded general and specialty medical, surgical and laboratory products. These products include exam and surgical gloves; needle, syringe and sharps disposal; compression; incontinence; nutritional delivery; wound care; cardiovascular and endovascular; single-use surgical drapes, gowns and apparel; fluid suction and collection systems; urology; operating room supply; and electrode product lines. Our Cardinal Health Brand products are sold directly or through third-party distributors in the United States, Canada, Europe, Asia and other markets.
The Medical segment also distributes a broad range of medical, surgical and laboratory products known as national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada and this segment also assembles and sells sterile and non-sterile procedure kits.

Through Cardinal Health at-Home Solutions, this segment also distributes medical products to patients' homes in the United States.
naviHealth Partnership
In August 2018, we entered into a partnership with Clayton, Dubilier & Rice, LLC ("CD&R"), through which we own 44% of the ownership interests in the naviHealth business. naviHealth partners with health plans, hospital systems, physician groups and other healthcare providers to manage post-acute care through value-based programs.
See Note 15 of the “Notes to Consolidated Financial Statements” for Medical segment revenue, profit and assets for fiscal 2019, 2018 and 2017.

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
We also completed several smaller acquisitions during the last five fiscal years, including: in fiscal 2017, the acquisition of the North

American rights to Lymphoseek, a radiopharmaceutical diagnostic imaging agent, from Navidea Biopharmaceuticals, Inc.; and in fiscal 2015, the acquisitions of Tradex International, Inc., a supplier of disposable gloves, and Metro Medical Supply, Inc., a distributor of specialty pharmaceuticals and medical and surgical products.
Divestitures
Over the past two fiscal years, we have also completed several divestitures. In February 2018, we completed the sale of our pharmaceutical and medical products distribution business in China to Shanghai Pharmaceuticals Holding Co., Ltd. for proceeds of $861 million (after adjusting for third party indebtedness and preliminary transaction adjustments).
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

27	Cardinal Health | Fiscal 2019 Form 10-K

Business

Customers

Our largest customers, CVS and OptumRx, accounted for 26 percent and 13 percent of our fiscal 2019 revenue, respectively. In the aggregate, our five largest customers, including CVS and OptumRx, accounted for 51 percent of our fiscal 2019 revenue. In May 2019, we extended our pharmaceutical distribution agreements with CVS through fiscal 2023.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of member revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across all of our businesses, collectively accounted for 22 percent of our revenue in fiscal 2019.
Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 42 percent of our revenue during fiscal 2019, and our largest supplier’s products accounted for approximately 10 percent of revenue.
Competition

We operate in a highly competitive environment in the distribution of pharmaceuticals and consumer healthcare products. We also operate in a highly competitive environment in the manufacturing and distribution of medical devices and surgical products. We compete on many levels, including price, service offerings, support services, breadth of product lines and product quality and efficacy.
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
Employees

At June 30, 2019, we had approximately 31,000 employees in the United States and approximately 18,500 employees outside of the United States.
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

Cardinal Health | Fiscal 2019 Form 10-K	28

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
These regulatory agencies have a variety of civil, administrative and criminal sanctions at their disposal for failure to comply with applicable legal or regulatory requirements. They can suspend our ability to manufacture and distribute products, require us to initiate product recalls, seize products or impose criminal, civil and administrative sanctions.
Distribution
State Boards of Pharmacy, FDA, DEA and various other state authorities regulate the marketing, purchase, storage and distribution of pharmaceutical and medical products under various federal and state statutes including the federal Prescription Drug Marketing Act of 1987, Drug Quality and Security Act of 2013 (the “DQSA”), and Controlled Substances Act (the "CSA"). The CSA governs the sale, packaging, storage and distribution of controlled substances. Wholesale distributors of controlled substances must hold valid DEA registrations and state-level licenses, meet various security and operating standards including effective anti-diversion programs, and comply with the CSA. They must also comply with state requirements relating to controlled substances that differ from state to state.
Manufacturing and Marketing
We sell our manufactured products in the United States, Canada, Europe, Asia, Latin America and other markets. The FDA and other governmental agencies in the United States, as well as foreign governmental agencies, administer requirements that cover the design, testing, safety, effectiveness, manufacturing (including good manufacturing practices), quality systems, labeling, promotion and advertising (including restrictions on promoting or advertising a product other than for the product's cleared or approved uses), distribution, importation and post-market surveillance for most of our manufactured products. In addition, we need specific approval or clearance from, and registrations with, regulatory authorities before we can market and sell some products in the United States and certain other countries, including countries in the European Union ("EU").
In the United States, authorization to commercially market a medical device is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that a medical device is substantially equivalent to a legally marketed medical device. The second more rigorous process, known as pre-market approval (“PMA”), requires us to independently demonstrate that a medical device is safe and effective. Many of our Medical segment products are cleared through the 510(k) process and certain products must be approved through the PMA process.
In the EU, we are required to comply with the Medical Device Directive ("MDD") and obtain CE Mark Certification in order to market medical devices. The EU regulatory bodies finalized a new Medical Device Regulation ("MDR") in 2017, which will replace the existing MDD after a three-year transition period. Under the MDR, medical devices marketed in the EU will require certification under its requirements, except that devices with valid CE Mark issued before May 2020 can be marketed until May 2024.
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
Health and Personal Information Practices and Privacy
We collect, handle and maintain patient-identifiable health information. The U.S. Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as augmented by the Health Information Technology for Economic and Clinical Health Act, and state laws regulate the use and disclosure of patient-identifiable health information, including requiring specified privacy and security measures. We also collect, handle and maintain other sensitive personal and financial information that is subject to U.S. federal and state laws protecting such information.
Additionally, the new California Consumer Privacy Act ("CCPA"), effective in January 2020, grants additional rights for consumers over the use of their personal information that we hold, including increased transparency. Other U.S. states are considering adopting similar or different privacy laws.

29	Cardinal Health | Fiscal 2019 Form 10-K

Business

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
Environmental, Health and Safety Laws
In the United States and other countries, we are subject to various federal, state and local environmental laws, including laws regulating the production or use of hazardous substances, as well as laws relating to safe working conditions and laboratory practices.
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

Cardinal Health | Fiscal 2019 Form 10-K	30

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

Our customer return policies generally require that the product be physically returned, subject to restocking fees. We only allow customers to return product for credit that can be added back to inventory and resold at full value, or that can be returned to vendors for credit.
We offer market payment terms to our customers.

31	Cardinal Health | Fiscal 2019 Form 10-K

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
As described in greater detail in the "Business" section, we operate in markets that are highly competitive and dynamic. In addition, competitive pressures in our pharmaceutical and medical segments may be increased by new business models, new entrants, new regulations, changes in consumer demand or general competitive dynamics. Our businesses face continued pricing pressure from these factors, which adversely affects our margins. If we are unable to offset margin reductions caused by these pricing pressures through steps such as sourcing or cost control measures, additional service offerings and sales of higher margin products, our results of operations could continue to be adversely affected.
Our Pharmaceutical segment’s generic pharmaceutical program may continue to be adversely affected by pricing changes and fewer product launches.
The performance of our Pharmaceutical segment’s generic pharmaceutical program declined in fiscal 2019, 2018 and 2017 and is expected to decline again in fiscal 2020. These declines have been due, in large part, to generic pharmaceutical customer pricing deflation and less incremental benefit from new generic pharmaceutical launches, which have more than offset the benefits from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS.  If performance of the generic pharmaceutical program continues to decline and we continue to be unable to offset the decline, our Pharmaceutical segment profit and consolidated operating earnings will continue to be adversely affected.
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
Compensation under our contractual arrangements with manufacturers for the purchase of branded pharmaceutical products is generally based on the wholesale acquisition cost set by the manufacturer. Sales prices of branded pharmaceutical products to our customers generally are a percentage discount from wholesale acquisition cost.
Historically, pharmaceutical manufacturers have generally increased the wholesale acquisition cost of their branded pharmaceuticals each year. However, the U.S. government has announced plans to, among other things, adopt policies to encourage manufacturers to limit increases in (or reduce) wholesale acquisition cost. In fiscal 2019, manufacturers, in the aggregate, increased prices less than in prior years. If manufacturers change their historical approach to setting and increasing wholesale acquisition cost and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our Pharmaceutical segment profit and consolidated operating earnings could be adversely affected.
Also, almost all of our distribution services agreements with branded pharmaceutical manufacturers generally provide that we receive fees from the manufacturers to compensate us for services we provide them.  However, under a limited number of agreements, branded pharmaceutical price appreciation, which is determined by the manufacturers also serves as a part of our compensation. If manufacturers decide to reduce prices, not to increase prices or to implement only small increases and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our margins could be adversely affected.
The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business.
Our Pharmaceutical segment distributes prescription opioid pain medications. In recent years, the abuse of prescription opioid pain medication has become a public health crisis.
A significant number of counties, municipalities and other plaintiffs, including a number of state attorneys general, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors (including us), retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications. In addition, we are currently being investigated or sued by most other states for the same activities and expect to be named as a defendant in additional lawsuits. We are vigorously defending ourselves in these lawsuits. The defense and resolution of current and future lawsuits and events relating to these lawsuits could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity or have adverse reputational or operational effects on our business. See Note 8 of the "Notes to the Consolidated Financial Statements" for more information regarding these matters.
Other legislative, regulatory or industry measures related to the public health crisis involving the abuse of prescription opioid pain medication and the distribution of these medications could affect our business in ways that we may not be able to predict. For example, several states have now adopted taxes or other fees on the sale of opioids, and several other states have proposed similar legislative initiatives. These laws and proposals vary in the tax amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations unless we are able to mitigate them through operational changes or commercial arrangements where permitted.

Cardinal Health | Fiscal 2019 Form 10-K	32

Risk Factors

Ongoing unfavorable publicity regarding the abuse or misuse of prescription opioid pain medications and the role of wholesale distributors in the supply chain of such prescription medications, as well as the continued proliferation of the opioid lawsuits, investigations, regulations and legislative actions, and unfavorable publicity in relation to those lawsuits could have a material adverse effect on our reputation or results of operations.
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
We are required to comply with laws relating to healthcare fraud and abuse. The requirements of these laws are complex and subject to varying interpretations. From time to time, regulatory authorities investigate our policies or practices, and may challenge them. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations and financial condition.
Some businesses within each of our segments are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid program and the federal 340B drug pricing program. In addition, some businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
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
From time to time, initiatives are proposed in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate or tax payments. Specific initiatives that may impact us include the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the recently completed base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid.
Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate or tax payments.
Changes to the U.S. healthcare environment may not be favorable to us.
Over a number of years, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs and increase efficiencies. These changes include adoption of the Patient Protection and Affordable Care Act, a general decline in Medicare

33	Cardinal Health | Fiscal 2019 Form 10-K

Risk Factors

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
Our business also depends on the proper functioning of our critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if our or a service provider's information systems, critical facilities or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cyber-security incidents, ransomware or other actions of third parties, including labor strikes, political unrest and terrorist attacks. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues or raw material shortages or defects, or because a key product or component is manufactured at a single manufacturing facility with limited alternate facilities.
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
Our business and results of operations could be adversely affected if we experience a cyber-attack or other systems breach.
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
Unauthorized parties have gained access and will continue to attempt to gain access to our or a service provider's systems or facilities through fraud, trickery or other forms of deception. We have been the target of cyber attacks, including incidents where certain customer account information was accessed. Although we do not believe these incidents had a material impact on us, similar incidents or events in the future may negatively impact our business, reputation or financial results.
Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal or regulatory requirements, including the new EU general data protection regulation (GDPR) and those related to patient-identifiable health information as further described in the Risk Factor titled “Our business is subject to rigorous regulatory and licensing requirements,” above.
CVS is a large customer that generates a significant amount of our revenue.
Our sales and credit concentration is significant. CVS accounted for 26 percent of our fiscal 2019 revenue and 24 percent of our gross trade receivable balance at June 30, 2019. In May 2019, we extended our pharmaceutical distribution agreements with CVS through fiscal 2023. If CVS does not renew our agreements, terminates the agreements due to an alleged default by us, defaults in payment or significantly reduces its purchases from us, our results of operations and financial condition could be adversely affected.
Consolidation in the U.S. healthcare industry may negatively impact our results of operations.
In recent years, U.S. healthcare industry participants, including distributors, manufacturers, suppliers, healthcare providers, insurers and pharmacy chains, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power, and also could result in the possible loss of a customer where the combined enterprise selects one distributor from

Cardinal Health | Fiscal 2019 Form 10-K	34

Risk Factors

two incumbents. If this consolidation trend continues, it could adversely affect our results of operations.
We may become involved in legal proceedings that could adversely impact our cash flows or results of operations.
Due to the nature of our business, which includes the distribution of controlled substances and the manufacture of medical products, we regularly become involved in disputes, litigation and regulatory matters. Litigation is inherently unpredictable and the unfavorable outcome of one or more of these legal proceedings could adversely affect our results of operations or financial condition.
For example, we are subject to a number of lawsuits and investigations related to the national health crisis involving the abuse of opioid pain medication as described above in the Risk Factor titled "The public health crisis involving the abuse of prescription opioid pain medication could negatively affect our business" and in Note 8 to the "Notes to Consolidated Financial Statements."
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
Our ability to manage and complete acquisitions could impact our strategic objectives and financial condition.
An important element of our growth strategy has been to acquire other businesses that expand or complement our existing businesses. Completion of acquisitions and the integration of acquired businesses involve a number of risks, including the following: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; our management’s attention may be diverted to integration efforts; we may fail to retain key personnel of the acquired business; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties or delays establishing, integrating or combining operations and systems, including manufacturing facilities; we may assume liabilities related to legal proceedings involving the acquired business; we may face challenges retaining the customers of the acquired business; or we may encounter unforeseen internal control, regulatory or compliance issues.

Our results of operations could be adversely impacted if we fail to manage and complete divestitures.
We regularly evaluate our portfolio of businesses to determine whether an asset or business may no longer help us meet our objectives or whether there may be a more advantaged owner for that business. For example, over the past two fiscal years, we divested our pharmaceutical and medical products distribution business in China and our ownership interest in naviHealth, Inc. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. We could also experience greater dis-synergies than expected and the impact of the divestiture on our results of operations could be greater than anticipated.
We depend on certain suppliers to make their raw materials and products available to us and are subject to fluctuations in costs of raw materials and products.
We depend on the availability of various components, compounds, raw materials and energy supplied by others for our operations. In some instances, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. Any of our supplier relationships could be interrupted or become less favorable due to events beyond our control, including natural disasters, U.S. or international foreign policy, including tariffs, or could be terminated. In addition, due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A sustained supply reduction or interruption, and an inability to develop alternative sources for such supply, could have an adverse effect on our business.
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
We may not realize the expected benefits from our restructuring and cost-savings initiatives.
We recently announced that we will be undertaking certain cost-savings initiatives intended to simplify our operating model and cost structure, and we expect to identify and enter into similar initiatives in the future. These initiatives could result in unexpected charges and expenses that negatively impact our financial results or we could fail to achieve the desired efficiencies and estimated cost savings.
Additionally, these types of initiatives could yield unintended consequences such as distraction of management and employees, business disruption, an inability to attract or retain key personnel,

35	Cardinal Health | Fiscal 2019 Form 10-K

Risk Factors

which could negatively affect our business or financial condition and results of operations.
If we are not able to effectively develop, implement and manage our outsourcing or similar third-party relationships, we may experience operational difficulties and increased costs, which may adversely affect our results of operations.
As a result of our international operations, we have exposure to economic, political and currency risks.
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

Changes or uncertainty in U.S. or international trade policies or tariffs could disrupt our global operations or negatively impact our financial results.
Our foreign operations expose us to a number of risks related to trade protection laws, tariffs, excise or other border taxes on goods sourced from certain countries or on the importation or exportation of products or raw materials. Changes or uncertainty in U.S. or international trade policies or tariffs could impact our global operations, as well as our customers and suppliers. We may be required to spend more money to source certain products or materials that we need or to manufacture certain of our products. This could adversely impact our business and results of operations.
Our goodwill may be further impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. In the fourth quarter of fiscal year 2018, we recorded a $1.4 billion impairment to goodwill within our Medical segment. The testing required by GAAP involves estimates and significant judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. It is possible that we may record significant charges related to other reporting units or we may record additional charges in our Medical segment, which charge or charges could adversely affect our results of operations. See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.

Cardinal Health | Fiscal 2019 Form 10-K	36

Properties and Legal Proceedings

Properties
In the United States, at June 30, 2019, the Pharmaceutical segment operated one national logistics center; a number of primary pharmaceutical and specialty distribution facilities as well as nuclear pharmacy and radiopharmaceutical manufacturing facilities. The Medical segment operated medical-surgical distribution, assembly, manufacturing and other operating facilities in the United States.
Outside the United States and Puerto Rico, at June 30, 2019, our Medical segment operated manufacturing facilities in Canada, Costa Rica, the Dominican Republic, Germany, Ireland, Japan, Malaysia, Malta, Mexico and Thailand.

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
In June 2019, Melissa Cohen, a purported shareholder, filed an action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances. The derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorney's fees.

37	Cardinal Health | Fiscal 2019 Form 10-K

Market for Registrant's Common Equity

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.”
At July 31, 2019 there were approximately 7,460 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
April 2019	263	$46.41	—	$1,293
May 2019	395	45.58	—	1,293
June 2019	132	45.27	—	1,293
Total	790	$45.80	—	$1,293

(1)	Reflects 263, 395 and 132 common shares purchased in April, May and June 2019, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On February 7, 2018 our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2020. On November 7, 2018, our Board of Directors approved an additional $1.0 billion share repurchase program that expires on December 31, 2021. As of June 30, 2019, we have $1.3 billion authorized for share repurchases remaining under these programs.

Cardinal Health | Fiscal 2019 Form 10-K	38

Market for Registrant's Common Equity

Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 on June 30, 2014, based on the market prices at the end of each fiscal year through and including June 30, 2019, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

	June 30
	2014	2015	2016	2017	2018	2019
Cardinal Health, Inc.	$100.00	$124.11	$118.06	$120.71	$78.06	$78.32
S&P 500 Index	100.00	107.42	111.69	131.67	150.59	166.26
S&P 500 Healthcare Index	100.00	124.17	121.66	136.83	146.55	165.59

39	Cardinal Health | Fiscal 2019 Form 10-K

Reports

Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cardinal Health | Fiscal 2019 Form 10-K	40

Reports

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 20, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 20, 2019

41	Cardinal Health | Fiscal 2019 Form 10-K

Reports

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 20, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Medical Unit Goodwill
Description of the Matter
At June 30, 2019, goodwill related to the Company’s Medical segment, including the Medical Unit was $5.7 billion. As discussed in Note 4 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.
Auditing management’s annual goodwill impairment test for the Medical Unit was challenging because this reporting unit’s fair value had an impairment in the previous year and there is significant judgement required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant judgmental assumptions including the revenue growth rate, gross margin, distribution, selling, general and administrative expenses, and company specific risk premium, which are affected by expectations about future market or economic conditions.

Cardinal Health | Fiscal 2019 Form 10-K	42

Reports

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management’s review of significant judgmental assumptions, including the revenue growth rate, gross margin, distribution, selling, general and administrative expenses, and company specific risk premium, among other assumptions.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, evaluating methodologies used, involving our valuation specialists in testing the significant assumptions described above and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to the reporting unit’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the results.

Product Liability Lawsuits
Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company is a defendant in various product liability claims in which individuals seek damages associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. The Company accrues for losses and defense costs related to product liability at the time a loss is probable and the amount of loss can be reasonably estimated. The methodology used by the Company to project future Cordis IVC claim costs is based largely on recent experience, including claim filing rates, indemnity severity by claim type, sales data and defense costs. The Company periodically reviews such estimates and records adjustments for changes in reserves in the period in which the change in estimate occurs. At June 30, 2019, the Company’s product liability reserve balance related to the Cordis IVC lawsuits totaled $368 million, net. The Company believes there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, the Company has accrued the minimum amount in the range. The Company estimates the high end of the range to be approximately $762 million, net of estimated insurance recoveries.

Auditing management’s accounting for and disclosure of loss contingencies related to the Cordis IVC product liability lawsuits was challenging due to the significant judgment required to develop the key assumptions utilized in the model and the nature of information available given the early stages of these lawsuits and the limited claims history.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s evaluation of the product liability litigation reserve. For example, we tested controls over management’s review of the model used to estimate the product liability reserve amount and the significant assumptions as described above used within the model. We also tested management’s controls over the completeness and accuracy of the data used in the model.

To test management’s assessment of the probability of occurrence of a loss and whether the loss was reasonably estimable, we evaluated, for example, claims data of the Company, we evaluated the legal letters obtained from internal and external legal counsel, and we discussed with internal and external legal counsel of the plaintiffs’ claims. Among other procedures we performed to test the measurement of the product liability litigation reserve, we evaluated the method of measuring the reserve for claims including analyses to determine the range of possible losses, obtained and performed audit procedures relative to the analysis, tested the accuracy and completeness of the data, and evaluated new or contrary information affecting the estimate. In addition, we involved internal actuarial specialists to assist with our procedures related to the measurement of the product liability reserve. We have also assessed the adequacy of the Company’s disclosures included in Note 8 in relation to these matters.

Uncertain Tax Positions
Description of the Matter
As described in Note 7 to the consolidated financial statements, the Company’s unrecognized tax benefits related to its uncertain tax positions were approximately $456 million at June 30, 2019. The Company operates in a multinational tax environment and is subject to tax treaty arrangements and transfer pricing guidelines for intercompany transactions that have pricing subjectivity.

For those tax positions that qualify for recognition, the Company uses significant judgment to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. For tax benefits that do not qualify for recognition, the Company recognizes a liability for unrecognized tax benefits. Auditing the measurement of tax positions related to transfer pricing used in intercompany transactions was challenging because the pricing of the intercompany transactions is based on pricing analyses that may produce a number of different outcomes or ranges of outcomes (e.g., the price that would be charged in an arm’s-length transaction).

43	Cardinal Health | Fiscal 2019 Form 10-K

Reports

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to measure tax positions related to transfer pricing from intercompany transactions. For example, we tested management’s review of inputs and calculations of these tax positions, which included evaluation of the ranges of outcomes and pricing conclusions reached within management’s transfer pricing studies.

To test the Company’s measurement of tax positions related to transfer pricing used in intercompany transactions, we involved our tax professionals to assess the appropriateness of the ranges of outcomes utilized and the pricing conclusions reached within the transfer pricing studies conducted by the Company. For example, we compared the transfer pricing methodology utilized by management to alternative methodologies and industry benchmarks. We also verified our understanding of the relevant facts by reading the Company’s correspondence with the relevant tax authorities and any third-party advice obtained by the Company. In addition, we used our knowledge of international and local income tax laws, as well as historical settlement activity from income tax authorities, to evaluate the appropriateness of the Company’s measurement of uncertain tax positions related to transfer pricing used in these intercompany transactions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 20, 2019

Cardinal Health | Fiscal 2019 Form 10-K	44

Financial Statements

Financial Statements and Supplementary Data

45	Cardinal Health | Fiscal 2019 Form 10-K

Financial Statements

Consolidated Statements of Earnings

(in millions, except per common share amounts)	2019	2018	2017
Revenue	$145,534	$136,809	$129,976
Cost of products sold	138,700	129,628	123,432
Gross margin	6,834	7,181	6,544

Operating expenses:
Distribution, selling, general and administrative expenses	4,480	4,596	3,775
Restructuring and employee severance	125	176	56
Amortization and other acquisition-related costs	621	707	527
Impairments and (gain)/loss on disposal of assets, net	(488)	1,417	18
Litigation (recoveries)/charges, net	36	159	48
Operating earnings	2,060	126	2,120

Other (income)/expense, net	15	23	(5)
Interest expense, net	294	329	201
Loss on extinguishment of debt	—	2	—
Earnings/(loss) before income taxes	1,751	(228)	1,924

Provision for/(benefit from) income taxes	386	(487)	630
Net earnings	1,365	259	1,294

Less: Net earnings attributable to noncontrolling interests	(2)	(3)	(6)
Net earnings attributable to Cardinal Health, Inc.	$1,363	$256	$1,288

Earnings per common share attributable to Cardinal Health, Inc.
Basic	$4.55	$0.82	$4.06
Diluted	4.53	0.81	4.03

Weighted-average number of common shares outstanding:
Basic	300	313	317
Diluted	301	315	320
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2019 Form 10-K	46

Financial Statements

Consolidated Statements of Comprehensive Income

(in millions)	2019	2018	2017
Net earnings	$1,365	$259	$1,294

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	18	58	(25)
Amounts reclassified to earnings	—	(23)	—
Net unrealized gain/(loss) on derivative instruments, net of tax	(5)	(2)	16
Total other comprehensive income/(loss), net of tax	13	33	(9)

Total comprehensive income	1,378	292	1,285

Less: comprehensive income attributable to noncontrolling interests	(2)	(3)	(6)
Total comprehensive income attributable to Cardinal Health, Inc.	$1,376	$289	$1,279
The accompanying notes are an integral part of these consolidated statements.

47	Cardinal Health | Fiscal 2019 Form 10-K

Financial Statements

Consolidated Balance Sheets

	June 30
(in millions)	2019	2018
Assets
Current assets:
Cash and equivalents	$2,531	$1,763
Trade receivables, net	8,448	7,800
Inventories, net	12,822	12,308
Prepaid expenses and other	1,946	1,926
Assets held for sale	—	756
Total current assets	25,747	24,553

Property and equipment, net	2,356	2,487
Goodwill and other intangibles, net	11,808	12,229
Other assets	1,052	682
Total assets	$40,963	$39,951

Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,535	$19,677
Current portion of long-term obligations and other short-term borrowings	452	1,001
Other accrued liabilities	2,122	2,002
Liabilities related to assets held for sale	—	213
Total current liabilities	24,109	22,893

Long-term obligations, less current portion	7,579	8,012
Deferred income taxes and other liabilities	2,945	2,975

Redeemable noncontrolling interests	—	12

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at June 30, 2019 and 2018, respectively	2,763	2,730
Retained earnings	5,434	4,645
Common shares in treasury, at cost: 28 million shares and 18 million shares at June 30, 2019 and 2018, respectively	(1,790)	(1,224)
Accumulated other comprehensive loss	(79)	(92)
Total Cardinal Health, Inc. shareholders' equity	6,328	6,059
Noncontrolling interests	2	—
Total shareholders’ equity	6,330	6,059
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$40,963	$39,951
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2019 Form 10-K	48

Financial Statements

Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2016	364	$3,010	$6,419	(42)	$(2,759)	$(116)	$17	$6,571
Net earnings			1,288				2	1,290
Other comprehensive income/(loss), net of tax						(9)		(9)
Purchase of noncontrolling interests							(1)	(1)
Employee stock plans activity, including tax benefit of $34 million	—	(11)		2	167			156
Treasury shares acquired				(8)	(600)			(600)
Dividends declared			(580)					(580)
Other			(1)				2	1
Retirement of Treasury Shares	(37)	(302)	(2,159)	37	2,461			—
Balance at June 30, 2017	327	2,697	4,967	(11)	(731)	(125)	20	6,828
Net earnings			256				(1)	255
Other comprehensive income/(loss), net of tax						33		33
Purchase and divestiture of noncontrolling interests							(19)	(19)
Employee stock plans activity, including tax benefit of $10 million	—	33		1	57			90
Treasury shares acquired				(8)	(550)			(550)
Dividends declared			(584)					(584)
Other			6					6
Balance at June 30, 2018	327	2,730	4,645	(18)	(1,224)	(92)	—	6,059
Net earnings			1,363				2	1,365
Other comprehensive income/(loss), net of tax						13		13
Employee stock plans activity, net of shares withheld for employee taxes	—	33		1	34			67
Treasury shares acquired				(11)	(600)			(600)
Dividends declared			(575)					(575)
Other			1				—	1
Balance at June 30, 2019	327	$2,763	$5,434	(28)	$(1,790)	$(79)	$2	$6,330
The accompanying notes are an integral part of these consolidated statements.

49	Cardinal Health | Fiscal 2019 Form 10-K

Financial Statements

Consolidated Statements of Cash Flows

(in millions)	2019	2018	2017
Cash flows from operating activities:
Net earnings	$1,365	$259	$1,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,000	1,032	717
Impairments and loss on sale of other investments	3	6	4
Impairments and loss/(gain) on disposal of assets, net	(488)	1,417	18
Share-based compensation	82	85	96
Provision for/(benefit from) deferred income taxes	(83)	(1,012)	291
Provision for bad debts	88	74	36
Change in fair value of contingent consideration obligation	—	(2)	(5)
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(751)	(871)	(665)
Increase in inventories	(551)	(1,211)	(673)
Increase in accounts payable	1,864	2,574	564
Other accrued liabilities and operating items, net	193	417	(493)
Net cash provided by operating activities	2,722	2,768	1,184
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(82)	(6,142)	(132)
Additions to property and equipment	(328)	(384)	(387)
Purchase of available-for-sale securities and other investments	(18)	(9)	(194)
Proceeds from sale of available-for-sale securities and other investments	3	65	228
Proceeds from maturities of available-for-sale securities	—	—	77
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	763	862	3
Net cash provided by/(used in) investing activities	338	(5,608)	(405)
Cash flows from financing activities:
Payment of contingent consideration obligation	—	(35)	(3)
Net change in short-term borrowings	—	(50)	3
Purchase of noncontrolling interests	—	(106)	(12)
Proceeds from interest rate swap terminations	—	—	14
Proceeds from long-term obligations, net of issuance costs	—	3	5,171
Reduction of long-term obligations	(1,102)	(954)	(310)
Net tax proceeds/(withholding) from share-based compensation	(14)	(3)	26
Excess tax benefits from share-based compensation	—	—	34
Dividends on common shares	(577)	(581)	(577)
Purchase of treasury shares	(600)	(550)	(600)
Net cash provided by/(used in) financing activities	(2,293)	(2,276)	3,746
Effect of exchange rates changes on cash and equivalents	1	4	(2)
Cash reclassified to assets held for sale	—	(4)	—
Net increase/(decrease) in cash and equivalents	768	(5,116)	4,523
Cash and equivalents at beginning of period	1,763	6,879	2,356
Cash and equivalents at end of period	$2,531	$1,763	$6,879
Supplemental Information:
Cash payments for interest	$285	$320	$200
Cash payments for income taxes	311	425	686
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2019 Form 10-K	50

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
Our fiscal year ends on June 30. References to fiscal 2019, 2018 and 2017 in these consolidated financial statements are to the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
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
Receivables and Allowance for Doubtful Accounts
Trade receivables are presented net of an allowance for doubtful accounts of $193 million and $139 million at June 30, 2019 and 2018, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $103 million (current portion $12 million) and $136 million (current portion $26 million) at June 30, 2019 and 2018, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $14 million and $7 million at June 30, 2019 and 2018, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
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

51	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

The following table summarizes historical percent of revenue and gross trade receivables from CVS and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2019	2018	2017	2019	2018
CVS	26%	25%	23%	24%	22%
OptumRx	13%	11%	11%	4%	4%
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 22 percent, 22 percent and 21 percent of revenue for fiscal 2019, 2018 and 2017, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A substantial portion of our inventories (56 percent at both June 30, 2019 and 2018) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
If we had used the average cost method of inventory valuation for all inventory within the distribution facilities, the value of our inventories would not have changed in fiscal 2019 or 2018 because inventories valued at LIFO were $230 million and $92 million higher than the average cost value at June 30, 2019 and 2018, respectively. We do not record inventories in excess of replacement cost. As such, we did not record a LIFO reserve in fiscal 2019 or 2018.
Our remaining inventory that is not valued at the lower of LIFO or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $171 million and $147 million at June 30, 2019 and 2018, respectively. We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies.

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
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization expense of $455 million, $446 million and $314 million for fiscal 2019, 2018 and 2017, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2019	2018
Land, building and improvements	$1,992	$2,115
Machinery and equipment	3,038	3,006
Furniture and fixtures	138	139
Total property and equipment, at cost	5,168	5,260
Accumulated depreciation and amortization	(2,812)	(2,773)
Property and equipment, net	$2,356	$2,487
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 5 percent at June 30, 2019. The amount of capitalized interest was immaterial for all periods presented.
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

Cardinal Health | Fiscal 2019 Form 10-K	52

Notes to Financial Statements

Goodwill and Other Intangible Assets
Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist.
Purchased goodwill is tested for impairment at least annually. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There is an option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. We have elected to bypass the qualitative assessment for our annual goodwill impairment test in the current year. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount.
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
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These operating segments are comprised of divisions (components), for which discrete financial information is available. Components are aggregated into reporting units for purposes of goodwill impairment testing to the extent that they share similar economic characteristics. Our reporting units are: Pharmaceutical operating segment (excluding our Nuclear and Precision Health Solutions division); Nuclear and Precision Health Solutions division; Medical operating segment (excluding our Cardinal Health at-Home Solutions division) (“Medical Unit”); and Cardinal Health at-Home Solutions division. Our Nuclear and Precision Health Solutions division was formerly referred to as our Nuclear Pharmacy Services division and our Cardinal Health at-Home Solutions division was formerly referred to as our Cardinal Health at Home division.
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.5 percent to 11.5 percent.

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
We performed annual impairment testing in fiscal 2019, 2018 and 2017 and with the exception of our Medical Unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. As discussed further in Note 4 of the "Notes to Consolidated Financial Statements," during the fourth quarter of fiscal 2018 we recognized a $1.4 billion goodwill impairment charge related to our Medical Unit, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings. There was no tax benefit related to this goodwill impairment charge.
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

53	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

occur within one year without significant changes to the plan to sell. Upon classification of the disposal group as held for sale, we test the assets for impairment and cease related depreciation and amortization.
Investments
Investments in non-marketable equity securities are accounted for under the fair value, equity or net asset value method of accounting and are included in other assets in the consolidated balance sheets. For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Our share of the earnings and losses are recorded in other income, net in the consolidated statements of earnings. We monitor our investments for impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. Adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $53 million and $45 million at June 30, 2019 and 2018, respectively, excluding third-party returns. See Third-Party Returns section within this Note for a description of third-party returns.
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
We develop and periodically update reserve estimates for Cordis IVC claims, including those received to date and expected to be received in the future and related costs. To project future Cordis IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, estimated indemnity severity by claim type, sales data and estimated defense costs.
We also self-insure for employee healthcare, general liability, certain product liability matters, auto liability, property and workers' compensation. Self-insurance accruals include an estimate for expected settlements or pending claims, defense costs, administrative fees, claim adjustment costs and an estimate for claims incurred but not reported.
Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies and other liabilities is highly subjective and requires judgments about future events. We regularly review contingencies and our self-insurance accruals to determine whether our accruals and related disclosures are adequate. Any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs.
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
We operate in a complex multinational tax environment and are subject to tax treaty arrangements and transfer pricing guidelines for intercompany transactions that are subject to interpretation. Uncertainty in a tax position may arise as tax laws are subject to interpretation.
Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation processes. The amount

Cardinal Health | Fiscal 2019 Form 10-K	54

Notes to Financial Statements

recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. For tax benefits that do not qualify for recognition, we recognize a liability for unrecognized tax benefits.
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
The redeemable noncontrolling interests relate to our prior ownership interest in naviHealth Holdings, LLC ("naviHealth"), which we acquired during fiscal 2016. The redeemable noncontrolling interests were redeemable at the option of the third-party noncontrolling interest holders at any time after the two-year anniversary of the closing, or earlier if a trigger event occurred. As such, the noncontrolling interests were presented as redeemable noncontrolling interests in our June 30, 2018 consolidated balance sheets. The noncontrolling interests were adjusted each period for net earnings and dividends attributable to the noncontrolling interests and changes in the noncontrolling ownership interests, if any. Changes in the carrying value of the noncontrolling interests related to a change in the redemption value were recorded through retained earnings and did not affect net earnings attributable to Cardinal Health, Inc. See Note 12 for additional information regarding redeemable noncontrolling interests.
In August 2018, we sold our 98 percent ownership interest in naviHealth. For more information on this divestiture see Note 2.
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

Dividends
We paid cash dividends per common share of $1.91, $1.85 and $1.80 in fiscal 2019, 2018 and 2017, respectively.
Revenue Recognition
We recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of goods or services to customers.
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
Sales Returns and Allowances
Revenue is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, discounts, rebates and other variable consideration. Sales returns are recorded based on estimates using historical data. Our customer return policies generally require that the product be physically returned, subject to restocking fees. We only allow customers to return products for credit in a condition suitable to be added back to inventory and resold at full value, or returned to vendors for credit (“merchantable product”). Product returns are generally consistent throughout the year and typically are not specific to any particular product or customer.
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At both June 30, 2019 and 2018, the accrual for estimated sales returns and allowances was $479 million, the impact of which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.2 billion, $2.4 billion and $2.3 billion, for fiscal 2019, 2018 and 2017, respectively.
Third-Party Returns
We generally do not accept non-merchantable pharmaceutical product returns from our customers, so many of our customers return non-merchantable pharmaceutical products to the manufacturer through third parties. Since our customers generally do not have a direct relationship with manufacturers, our vendors pass the value of such returns to us (usually in the form of an accounts payable deduction). We, in turn, pass the value received, less an

55	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

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
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $622 million, $543 million and $496 million, for fiscal 2019, 2018 and 2017, respectively.
Restructuring and Employee Severance
Restructuring activities are programs that are not part of the ongoing operations of our underlying business, such as closing and consolidating facilities, changing the way we manufacture or distribute our products, moving manufacturing of a product to another location, changes in production or business process outsourcing or insourcing, employee severance (including rationalizing headcount or other significant changes in personnel) and realigning operations (including realignment of the management structure in response to changing market conditions). Also included within restructuring and employee severance are employee severance costs that are not incurred in connection with a restructuring activity. See Note 3 for additional information regarding our restructuring activities.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2019 and 2018 are presented in Note 13. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in the respective financial statement line item.
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

Cardinal Health | Fiscal 2019 Form 10-K	56

Notes to Financial Statements

Rate ("SOFR") Overnight Index Swap ("OIS") as a Benchmark Interest Rate for Hedge Accounting Purposes. This guidance will be effective for us in the first quarter of fiscal 2020 and must be applied on a prospective basis. The impact of adoption on our consolidated financial statements is contingent upon future events. We do not expect the adoption to have a material impact on our consolidated financial statements.
In March 2018, the FASB issued amended accounting guidance to codify SEC staff accounting bulletin 118 (“SAB 118”), which was issued in connection with the Tax Cuts and Jobs Act (the “Tax Act”) of December 2017. The guidance allows companies to use provisional estimates to record the effects of the Tax Act and also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act. We adopted this guidance in the second quarter of fiscal 2018 when it was initially issued as SAB 118. We completed our accounting for the impacts from enactment of the Tax Act during the second quarter of fiscal 2019. Future adjustments to the financial statements may be necessary as final tax regulations, including issued and pending regulatory changes, are issued. We will assess any impact as additional guidance is issued. See Note 7 for additional information regarding income taxes.
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
Leases
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. We will adopt this guidance when it is effective for us in the first quarter of fiscal 2020 and we will elect the transition option which will allow us to apply the guidance prospectively.
While we are finalizing the evaluation of the impact of this standard on our consolidated financial statements, we expect the adoption of this guidance will result in recognition of operating lease liabilities in excess of $400 million based on the present value of the remaining minimum lease commitments. We anticipate recognizing a corresponding right-of-use asset based on the operating lease liabilities adjusted for prepaid and deferred rent and unamortized initial direct costs. We do not currently believe that the guidance will have a material impact on our results of operations, liquidity or debt covenant compliance under our current debt agreements. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to equipment. We generally anticipate that the adoption of the amended lease guidance will require certain changes to our systems and processes.
Revenue Recognition
In May 2014, the FASB issued amended accounting guidance related to revenue recognition which we adopted in the first quarter of fiscal 2019 using the modified retrospective method and that we applied to customer contracts that were not completed as of June 30, 2018.
The adoption of the amended accounting guidance did not have a material impact on our consolidated financial statements. We did not record any material contract assets, contract liabilities, or deferred contract costs in our consolidated balance sheets upon adopting the amended accounting guidance. As a result of adoption, assets recorded for the right to recover products from customers and the associated refund liabilities for return allowances were not material.
We elected the practical expedient to expense costs to obtain a contract when incurred when the amortization period would have been one year or less. Additionally, we elected the practical expedients to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed and for contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. See Note 15 for additional information regarding our disaggregation of revenue.
Other Recently Adopted Financial Accounting Standards
In the first quarter of fiscal 2019, we adopted the following Accounting Standards Updates ("ASU"). ASU 2016-01 Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities; ASU 2018-03 Technical Corrections and Improvements to Financial Instruments; ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments; ASU 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory; and ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The adoption of these ASU's did not have a material impact on our consolidated financial statements.
2. Acquisitions and Divestitures
Acquisitions
While we have completed several acquisitions during fiscal 2019, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate. The cash paid for these acquisitions, net of cash acquired was $82 million.
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The

57	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

acquisition further expanded the Medical segment's portfolio of self-manufactured products.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $75 million and $109 million for the fiscal year ended June 30, 2019 and 2018, respectively. These costs are included in amortization and other acquisition-related costs in the consolidated statement of earnings.
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
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date for the Patient Recovery Business:

(in millions)	Patient Recovery Business
Identifiable intangible assets:
Customer relationships (1)	$1,733
Trade names (2)	187
Developed technology and other (3)	732
Total identifiable intangible assets acquired	2,652

Cash and equivalents	22
Inventories	420
Prepaid expenses and other	252
Property and equipment, net	739
Other accrued liabilities	(322)
Deferred income taxes and other liabilities	(982)
Total identifiable net assets acquired	2,781
Goodwill	3,299
Total net assets acquired	$6,080

(1)	The range of useful lives for customer relationships is 10 to 18 years.

(2)	The useful life of trade names is 15 years.

(3)	The useful life of developed technology is 15 years.

Divestitures
China Divestiture
In February 2018, we sold our pharmaceutical and medical products distribution business in China ("China distribution business") for proceeds of $861 million (after adjusting for third party indebtedness and preliminary transaction adjustments) to Shanghai Pharmaceuticals Holding Co., Ltd. The proceeds are not reflective of tax obligations due in connection with the sale, for which we have recorded a liability of $59 million. The purchase price was subject to adjustment based on working capital requirements as set forth in the definitive agreement, for which there were no significant changes in fiscal 2019.
We determined that the sale of the China distribution business did not meet the criteria to be classified as discontinued operations. The China distribution business primarily operated within our Pharmaceutical segment, and a smaller portion operated within our Medical segment.
During the fiscal year ended 2018, we recognized a pre-tax loss of $41 million related to this divestiture.
naviHealth
In August 2018, we sold our 98 percent ownership interest in naviHealth to investor entities controlled by Clayton, Dubilier & Rice in exchange for cash proceeds of $737 million (after adjusting for certain fees and expenses) and a 44 percent equity interest in a partnership that owns 100 percent of the equity interest of naviHealth. We also have certain call rights to reacquire naviHealth. Refer to Note 5 for further discussion regarding this investment.
For the fiscal year ended June 30, 2019, we recognized a pre-tax gain of $508 million related to this divestiture in impairments and (gain)/loss on disposal of assets in our consolidated statement of earnings. This gain includes our initial recognition of an equity method investment for $358 million and the derecognition of redeemable noncontrolling interests of $12 million. The fiscal 2019 tax expense as a result of this transaction was $130 million. We determined that the sale of the naviHealth business did not meet the criteria to be classified as discontinued operations. The naviHealth business operated within our Medical segment.
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

(in millions)	2019	2018	2017
Employee-related costs (1)	$95	$34	$51
Facility exit and other costs (2)	30	142	5
Total restructuring and employee severance	$125	$176	$56

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

Cardinal Health | Fiscal 2019 Form 10-K	58

Notes to Financial Statements

In early fiscal 2019, we began implementing certain enterprise-wide cost-savings measures, which we expect will reduce our future operating expenses. As a result of these measures, we incurred pre-tax restructuring related costs of $92 million during the fiscal year ended June 30, 2019, which are reflected in restructuring and employee severance in the consolidated statements of earnings.
In fiscal 2018, we entered into an agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model. The costs associated with this restructuring included $125 million, on a pre-tax basis, in contract termination costs that were paid during fiscal 2018. These costs are reflected in restructuring and employee severance in the consolidated statements of earnings during the fiscal year ended 2018.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2017	$41	$—	$41
Additions	19	131	150
Payments and other adjustments	(36)	(127)	(163)
Balance at June 30, 2018	24	4	28
Additions	84	8	92
Payments and other adjustments	(44)	(4)	(48)
Balance at June 30, 2019	$64	$8	$72
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical (2)	Total
Balance at June 30, 2017	$2,939	$4,282	$7,221
Goodwill acquired, net of purchase price adjustments	1	3,342	3,343
Foreign currency translation adjustments and other	28	6	34
Goodwill divested with the sale of our China distribution business	(347)	(54)	(401)
naviHealth goodwill reclassified to assets held for sale	—	(509)	(509)
Impairment	—	(1,372)	(1,372)
Balance at June 30, 2018	2,621	5,695	8,316
Goodwill acquired, net of purchase price adjustments	45	7	52
Foreign currency translation adjustments and other	(3)	13	10
Balance at June 30, 2019	$2,663	$5,715	$8,378

(1)	At June 30, 2019 and 2018, the Pharmaceutical segment accumulated goodwill impairment loss was $829 million.

(2)	At June 30, 2019 and 2018, the Medical segment accumulated goodwill impairment loss was $1.4 billion.

Fiscal 2018
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
In conjunction with the preparation of our consolidated financial statements for fiscal 2018, we completed our annual quantitative goodwill impairment test, which we perform annually in the fourth quarter. Using a combination of income and market-based approaches (using a discount rate of 8.5 percent), the carrying value exceeded the fair value and resulted in an impairment charge of $1.4 billion related to our Medical Unit, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
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
See Note 2 for further discussion of this divestiture and assets held for sale.

59	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2019
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$22	$—	$22	N/A
Total indefinite-life intangibles	22	—	22	N/A
Definite-life intangibles:
Customer relationships	3,562	1,517	2,045	14
Trademarks, trade names and patents	672	295	377	14
Developed technology and other	1,602	616	986	12
Total definite-life intangibles	5,836	2,428	3,408	13
Total other intangible assets	$5,858	$2,428	$3,430	N/A

	2018
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$62	$—	$62
Total indefinite-life intangibles	62	—	62
Definite-life intangibles:
Customer relationships	3,513	1,191	2,322
Trademarks, trade names and patents	667	246	421
Developed technology and other	1,562	454	1,108
Total definite-life intangibles	5,742	1,891	3,851
Total other intangible assets	$5,804	$1,891	$3,913
Total amortization of intangible assets was $531 million, $574 million and $395 million for fiscal 2019, 2018 and 2017, respectively. The estimated annual amortization for intangible assets for fiscal 2020 through 2024 is as follows: $509 million, $442 million, $408 million, $358 million and $329 million.
During fiscal 2018, other intangible assets were reduced by $62 million and $133 million in connection with the sale of our China distribution business and reclassification of naviHealth's assets and liabilities to held for sale, respectively.

5. Investments
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
We are accounting for our equity interest in naviHealth using the equity method of accounting on a one-month reporting lag. The impact of our proportionate share of naviHealth's results was a loss of $9 million for fiscal 2019. Upon the divestiture closing, we received a non-cash distribution of $14 million in the form of the partnership's payment for certain of our divestiture transaction costs directly to the applicable third-party. At June 30, 2019 the carrying value of this investment was $334 million.
6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2019	2018
1.948% Notes due 2019	$—	$998
2.4% Notes due 2019	450	448
4.625% Notes due 2020	508	514
2.616% Notes due 2022	1,079	1,143
3.2% Notes due 2022	247	243
Floating Rate Notes due 2022	340	348
3.2% Notes due 2023	551	525
3.079% Notes due 2024	781	742
3.5% Notes due 2024	402	390
3.75% Notes due 2025	494	460
3.41% Notes due 2027	1,318	1,340
4.6% Notes due 2043	346	346
4.5% Notes due 2044	342	342
4.9% Notes due 2045	445	445
4.368% Notes due 2047	594	594
7.0% Debentures due 2026	124	124
Other obligations	10	11
Total	8,031	9,013
Less: current portion of long-term obligations and other short-term borrowings	452	1,001
Long-term obligations, less current portion	$7,579	$8,012
(1) Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2020 through 2024 and thereafter are as follows: $452 million, $512 million, $1.7 billion, $552 million, $782 million and $4.1 billion.

Cardinal Health | Fiscal 2019 Form 10-K	60

Notes to Financial Statements

Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $21.5 billion.
In the fourth quarter of fiscal 2019, we repurchased $67 million of the 2.616% Notes due 2022, $1 million of the 3.2% Notes due 2022, $8 million of the Floating Rate Notes due 2022, and $24 million of the 3.41% Notes due 2027 for a total of $100 million. The repurchases were paid for with available cash. We also paid off the 1.948% Notes due 2019 as they became due with available cash.
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
In June 2019, we renewed our $2.0 billion revolving credit facility. As part of the renewal of our revolving credit facility, as of the end of any calendar quarter, our maximum consolidated net leverage ratio may be no more than 4.25-to-1. The maximum permitted ratio will reduce to 4.00-to-1 in September 2019, and to 3.75-to-1 in March 2021 and thereafter. As of June 30, 2019, we were in compliance with this financial covenant.
In November 2018, we increased the maximum consolidated leverage ratio permitted under our committed receivables facilities to provide that, as of the end of any calendar quarter, our maximum consolidated leverage ratio may be no more than 4.25-to-1. The maximum permitted ratio will reduce to 4.00-to-1 in September 2019, to 3.75-to-1 in March 2020 and to 3.25-to-1 in September 2020. As of June 30, 2019, we were in compliance with this financial covenant.

In November 2016, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through November 1, 2019. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors. We intend to renew our committed receivables sales facility program in the first quarter of fiscal 2020.
At June 30, 2019, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $24 million at both June 30, 2019 and 2018. We also had no amounts outstanding under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $30 million and $34 million at June 30, 2019 and 2018, respectively. Under our commercial paper program we had a maximum amount outstanding of $785 million and an average daily amount outstanding of $15 million during fiscal 2019. We had no amounts outstanding under the commercial paper program as of June 30, 2019.
We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $9 million and $8 million at June 30, 2019 and 2018, respectively. The $10 million and $11 million balance of other obligations at June 30, 2019 and 2018, respectively, consisted of short-term borrowings and capital leases.
In fiscal 2018 we sold our China distribution business, including its debt which was $378 million as of June 30, 2017. See Note 2 for further discussion of this divestiture.
7. Income Taxes
Earnings/(loss) before Income Taxes and Provision for Income Taxes
The following table summarizes earnings/(loss) before income taxes:

(in millions)	2019	2018	2017
U.S. operations	$1,478	$391	$1,772
Non-U.S. operations	273	(619)	152
Earnings/(loss) before income taxes	$1,751	$(228)	$1,924

61	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

The following table summarizes the components of provision for/(benefit from) income taxes:

(in millions)	2019	2018	2017
Current:
Federal	$295	$341	$273
State and local	89	41	10
Non-U.S.	85	143	56
Total current	$469	$525	$339

Deferred:
Federal	$(28)	$(1,003)	$258
State and local	(37)	16	37
Non-U.S.	(18)	(25)	(4)
Total deferred	(83)	(1,012)	291
Provision for/(benefit from) income taxes	$386	$(487)	$630
Effective Tax Rate
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate:

	2019 (1)	2018 (2)	2017 (1)
Provision at Federal statutory rate	21.0%	28.1%	35.0%
State and local income taxes, net of federal benefit	0.9	(16.0)	1.0
Tax effect of foreign operations	(0.7)	(48.4)	(7.3)
Nondeductible/nontaxable items	2.5	(10.2)	0.2
Goodwill impairment	—	(124.7)	—
Tax Act	(0.8)	410.9	—
Change in valuation allowances	4.5	(76.9)	7.7
Foreign tax credits	(1.0)	27.3	(1.6)
China tax related to divestiture	—	(25.8)	—
Legal entity reorganization	(3.6)	71.4	—
Other	(0.7)	(21.9)	(2.3)
Effective income tax rate	22.1%	213.8%	32.7%

(1)	The effective income tax rate for fiscal 2019 and 2017 represents an income tax expense tax rate.

(2)	The effective income tax rate for fiscal 2018 represents an income tax benefit tax rate.
The income tax expense rate in fiscal 2019 was 22.1% compared to an income tax benefit rate of 213.8% in fiscal 2018 and an income tax expense rate of 32.7% in fiscal 2017. Fluctuations in the effective tax rates are primarily due to fiscal 2018 net benefits from the enactment of the Tax Act, the impact of nondeductible goodwill impairment charge, and a benefit from a capital loss due to international legal entity reorganization. There were also changes in valuation allowances related to capital losses, credit carryforwards and net operating loss carryforwards in U.S. federal, U.S. state and international jurisdictions.
Our effective tax rate has benefits from negotiated lower than statutory tax rates in select foreign jurisdictions which individually are not material to our effective tax rate but in aggregate have a favorable tax impact of approximately $40 million.

On December 22, 2017, the United States enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that affected fiscal 2018 and will incrementally affect our fiscal year 2019 financial results in several ways. First, the U.S. statutory tax rate in fiscal 2019 is reduced to 21.0%. Second, the Tax Act established new tax provisions that affected us beginning July 1, 2018 including, (1) eliminating the U.S. manufacturing deduction; (2) establishing new limitations on deductible interest expense and certain executive compensation; (3) eliminating the corporate alternative minimum tax; (4) creating the base erosion anti-abuse tax; (5) creating a new provision designed to tax global intangible low-tax income (“GILTI”) and allow for a deduction related to foreign derived intangible income ("FDII"); (6) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
Regarding the new GILTI tax rules, we elected to treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.
In accordance with SAB 118, we finalized our provisional estimates related to transitional tax benefits (i.e., remeasurement of deferred tax assets and liabilities and the repatriation tax on undistributed foreign earnings) which did not have a significant impact on tax expense during fiscal 2019. Future adjustments to the financial statements may be necessary as final tax regulations, including issued and pending regulatory changes are issued. We will assess any impact as additional guidance is issued.
During the fiscal year ended June 30, 2019, the Company completed the final calculation of the U.S. repatriation tax after the issuance of final regulations by the U.S Treasury Department under section 965. After completion of the calculation and an overall review of the cash positions post-tax reform and business needs globally, the Company is changing its assertion on $309 million previously considered indefinitely reinvested as of June 30, 2018, which did not have a material impact on our provision for income taxes.
As of June 30, 3019, foreign earnings of approximately $780 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.

Cardinal Health | Fiscal 2019 Form 10-K	62

Notes to Financial Statements

The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2019	2018
Deferred income tax assets:
Receivable basis difference	$35	$41
Accrued liabilities	133	110
Share-based compensation	39	40
Loss and tax credit carryforwards	621	526
Deferred tax assets related to uncertain tax positions	30	30
Other	6	101
Total deferred income tax assets	864	848
Valuation allowance for deferred income tax assets	(542)	(412)
Net deferred income tax assets	$322	$436

Deferred income tax liabilities:
Inventory basis differences	$(1,056)	$(1,103)
Property-related	(171)	(176)
Goodwill and other intangibles	(808)	(934)
Total deferred income tax liabilities	$(2,035)	$(2,213)
Net deferred income tax liability	$(1,713)	$(1,777)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2019	2018
Noncurrent deferred income tax asset (1)	$36	$37
Noncurrent deferred income tax liability (2)	(1,749)	(1,814)
Net deferred income tax liability	$(1,713)	$(1,777)

(1)	Included in other assets in the consolidated balance sheets.

(2)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2019 we had gross federal, state and international loss and credit carryforwards of $463 million, $2.7 billion and $1.9 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $621 million. Substantially all of these carryforwards are available for at least three years. Approximately $524 million of the valuation allowance at June 30, 2019 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
Unrecognized Tax Benefits
We had $456 million, $423 million and $417 million of unrecognized tax benefits at June 30, 2019, 2018 and 2017, respectively. The June 30, 2019, 2018 and 2017 balances include $303 million, $262 million and $268 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2019	2018	2017
Balance at beginning of fiscal year	$423	$417	$527
Additions for tax positions of the current year	24	15	29
Additions for tax positions of prior years (1)	39	141	23
Reductions for tax positions of prior years	(5)	(40)	(8)
Settlements with tax authorities (1)	(25)	(99)	(154)
Expiration of the statute of limitations (1)	—	(11)	—
Balance at end of fiscal year	$456	$423	$417

(1)
Included in fiscal 2018 additions for tax positions of prior years is $110 million related to exposures acquired as part of the Patient Recovery Business for which we are fully indemnified. Also for fiscal 2018 are settlements of $81 million related to the Patient Recovery Business as well as $11 million of statute expirations.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of $0 million to $15 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2019, 2018 and 2017, we had $122 million, $110 million and $99 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During fiscal 2019, 2018, and 2017 we recognized $8 million, $8 million, and $12 million of expense for interest and penalties in income tax expense, respectively.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $165 million and $151 million at June 30, 2019 and 2018, respectively, and is included in other assets in the consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $22

63	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

million and $21 million at June 30, 2019 and 2018, respectively, and is included in other assets in the consolidated balance sheets.
8. Commitments, Contingent Liabilities and Litigation
Commitments
Operating Leases
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2019 for fiscal 2020 through 2024 and thereafter are as follows: $126 million, $100 million, $76 million, $54 million, $33 million and $94 million. Rental expense relating to operating leases was $153 million, $172 million and $159 million in fiscal 2019, 2018 and 2017, respectively. Sublease rental income was immaterial for all periods presented.
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
In October 2018, we received notices from the New York Department of Health of our estimated payment amount for calendar year 2017. In December 2018, the U.S. District Court for the Southern District of New York ruled that the OSA is unconstitutional and enjoined its enforcement (the "Ruling"). In January 2019, the State filed notice of its intent to appeal the Ruling. In April 2019, the State, among other things, amended the OSA so that the assessment would only cover opioid sales in 2017 and 2018, subject to the State's pending appeal of the Ruling.
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. At June 30, 2019, we have no amounts accrued for the OSA because we do not believe it is probable that a liability has been incurred.
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
From time to time, we determine that products we manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a potential quality or regulatory issue, we investigate and take appropriate corrective action. Such actions can lead to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, action by regulators and product liability claims and lawsuits, including class actions. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
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
Opioid Lawsuits
Pharmaceutical wholesale distributors, including us, have been named as defendants in approximately 2,500 lawsuits relating to the distribution of prescription opioid pain medications. These lawsuits have been filed in various federal, state, and other courts by a variety

Cardinal Health | Fiscal 2019 Form 10-K	64

Notes to Financial Statements

of plaintiffs, primarily counties, municipalities and political subdivisions. Plaintiffs also include unions and other health and welfare funds, hospital systems and other healthcare providers, as well as individuals. Of these lawsuits, 95 are purported class actions. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as negligence, public nuisance and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio. The court, among other things, has ordered that a bellwether trial involving two county plaintiffs begin in October 2019. Motions for summary judgment have been filed by plaintiffs and defendants.
In addition, 18 state attorneys general have filed lawsuits against distributors, including us, in various state courts. Several of these lawsuits, including lawsuits filed by the New York, Ohio and Washington Attorneys General, as well as other cases pending in state court, are currently scheduled to go to trial in the second half of fiscal year 2020 or early fiscal 2021.
In addition to the 18 state attorneys general that have filed suit, 43 state attorneys general have formed a multi-state task force to investigate the manufacturing, distribution, dispensing and prescribing practices of opioid medications. We have received requests related to the multi-state investigation, as well as separate civil investigative demands, subpoenas or requests for information from these and other state attorneys general offices. We are cooperating with the offices conducting these investigations.
In connection with these proceedings, distributors continue to discuss possible resolution with various parties, including state attorneys general and representatives of the MDL plaintiffs.
We are vigorously defending ourselves in all of these opioid-related matters. Given the uncertainty surrounding these lawsuits and investigations, we are unable to predict their outcome or estimate a range of reasonably possible losses, but the defense and resolution of these lawsuits could have a material adverse effect on our results of operations, financial condition, cash flows and liquidity or have adverse reputational or operational effects on our business.
Product Liability Lawsuits
As of August 13, 2019, we are named as a defendant in 261 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 3,160 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 22 lawsuits involving similar claims by approximately 26 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.

At June 30, 2019, we had a total of $368 million, net of estimated insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $762 million, net of estimated insurance recoveries.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by making misrepresentations and omissions related to the integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. We believe that the claims asserted in this complaint are without merit and intend to vigorously defend against them. Due to the early stage of this proceeding, it is not possible to reasonably estimate the amount of any possible loss or range of loss in this matter.
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of lawsuits in which we were a class member or plaintiff of $94 million and $22 million during fiscal 2019 and 2018, respectively.

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

65	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

acquired business. Generally, the obligation is capped at an explicit amount. There were no material obligations at June 30, 2019.
10. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Other investments (1)	$118	$—	$—	$118
Forward contracts (2)	—	53	—	53

	2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$200	$—	$—	$200
Other investments (1)	117	—	—	117
Liabilities:
Forward contracts (2)	—	(76)	—	(76)

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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2019	2018
Assets:
Pay-floating interest rate swaps (1)	$46	$—
Cross-currency swap (1)	12	—
Foreign currency contracts (2)	6	3
Commodity contracts (2)	—	2
Total assets	$64	$5

Liabilities:
Pay-floating interest rate swaps (3)	$6	$78
Foreign currency contracts (4)	2	3
Commodity contracts (4)	3	—
Total liabilities	$11	$81

(1)	Included in other assets in the consolidated balance sheets.

(2)	Included in prepaid expenses and other in the consolidated balance sheets.

(3)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.

(4)	Included in other accrued liabilities in the consolidated balance sheets.
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings. During fiscal 2019 and 2018,

Cardinal Health | Fiscal 2019 Form 10-K	66

Notes to Financial Statements

there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During fiscal 2018 we entered into pay-floating interest rate swaps with total notional amounts of $1.1 billion. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets.
During fiscal 2019, we terminated notional amounts of $163 million of pay-floating interest rate swaps in connection with the debt redemption in fourth quarter fiscal 2019 described in Note 6. These swaps were previously designated as fair value hedges. During fiscal 2018, $550 million of pay-floating interest rate swaps matured.

The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2019
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$2,150	Nov 2019	-	Sep 2025

	2018
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$2,313	Nov 2019	-	Sep 2025
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2019	2018	2017
Pay-floating interest rate swaps (1)	$9	$11	$17
Fixed-rate debt (1)	(9)	(11)	(17)
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
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30,

2019 and 2018, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, euro, Thai baht, Chinese renminbi, Japanese yen, Australian dollar, and British pound.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.
The following tables summarize the outstanding cash flow hedges at June 30:

	2019
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$381	Jul 2019	-	Jun 2020
Commodity contracts	20	Jul 2019	-	Jun 2020

	2018
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$124	Jul 2018	-	Jun 2019
Commodity contracts	12	Jul 2018	-	Oct 2020
The following table summarizes the gain/(loss) included in AOCI for derivative instruments designated as cash flow hedges at June 30:

(in millions)	2019	2018
Commodity contracts	$(3)	$2
Foreign currency contracts	4	(2)
The following table summarizes the gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2019	2018	2017
Foreign currency contracts (1)	$2	$1	$(1)
Foreign currency contracts (2)	—	—	(1)
Foreign currency contracts (3)	1	(2)	2
Commodity contracts (3)	—	—	(3)

(1)	Included in revenue in the consolidated statements of earnings.

(2)	Included in cost of products sold in the consolidated statements of earnings.

(3)	Included in SG&A expenses in the consolidated statements of earnings.
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

67	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in our net investment hedges during fiscal 2019.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The principal currency managed through foreign currency contracts is the euro.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2019
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$488	Jul 2019	-	Jun 2020

	2018
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$550	Jul 2018
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2019	2018	2017
Foreign currency contracts (1)	$(13)	$(5)	$(5)

(1)	Included in other income, net in the consolidated statements of earnings.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2019 and 2018 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2019	2018
Estimated fair value	$8,065	$8,852
Carrying amount	8,031	9,013
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

The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2019		2018
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$2,150	$40	$2,313	$(78)
Foreign currency contracts	869	4	674	—
Commodity contracts	20	(3)	12	—
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
In June 2018, we entered into a Securities Purchase Agreement and related Contribution and Rollover Agreement to sell our 98 percent ownership interest in naviHealth, which closed on August 1, 2018. See Note 2 for more information.
The reconciliation of the changes in redeemable noncontrolling interests are as follows:

(in millions)	Redeemable Noncontrolling Interests
Balance at June 30, 2016	$117
Net earnings attributable to redeemable noncontrolling interests	4
Net purchase of redeemable noncontrolling interests	(3)
Balance at June 30, 2017	118
Net earnings attributable to redeemable noncontrolling interest	2
Net purchase of redeemable noncontrolling interests	(103)
Adjustment of redeemable noncontrolling interests to redemption value	(5)
Balance at June 30, 2018	12
Derecognition of redeemable noncontrolling interests	(12)
Balance at June 30, 2019	$—

Cardinal Health | Fiscal 2019 Form 10-K	68

Notes to Financial Statements

13. Shareholders' Equity
At June 30, 2019 and 2018, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2019 and 2018.
We repurchased $1.8 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2019, 2018 and 2017, as described below. We funded the repurchases with available cash and short term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2019, we repurchased 11.5 million common shares having an aggregate cost of $600 million. The average price paid per common share was $52.32. These repurchases were made under an accelerated share repurchase ("ASR") program, which began on August 16, 2018 and was completed on October 25, 2018.
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

Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in the balance of accumulated other comprehensive income/(loss) by component and in total:

(in millions)	Foreign Currency Translation Adjustments and other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2017	$(148)	$23	$(125)
Other comprehensive income/(loss), net before reclassifications	58	—	58
Amounts reclassified to earnings	(23)	(2)	(25)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax of $1 million	35	(2)	33
Balance at June 30, 2018	(113)	21	(92)
Other comprehensive income/(loss), before reclassifications	18	—	18
Amounts reclassified to earnings	—	(5)	(5)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax of $4 million	18	(5)	13
Balance at June 30, 2019	$(95)	$16	$(79)

14. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2019	2018	2017
Net earnings	$1,365	$259	$1,294
Net earnings attributable to noncontrolling interest	(2)	(3)	(6)
Net earnings attributable to Cardinal Health, Inc.	$1,363	$256	$1,288
Weighted-average common shares–basic	300	313	317
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	1	2	3
Weighted-average common shares–diluted	301	315	320
Basic earnings per common share attributable to Cardinal Health, Inc.:	$4.55	$0.82	$4.06
Diluted earnings per common share attributable to Cardinal Health, Inc.:	4.53	0.81	4.03
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive for fiscal 2019, 2018 and 2017 were 7 million, 6 million and 3 million, respectively.

69	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

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
Our Medical segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. We further expanded this segment's portfolio of manufactured products through the acquisition of the Patient Recovery Business from Medtronic in July 2017, which includes incontinence, wound care, enteral feeding, urology, operating room supply, electrode and needle, syringe and sharps disposal product lines. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of medical, surgical and laboratory products known as national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada.
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2019	2018	2017
Pharmaceutical	$129,917	$121,241	$116,463
Medical	15,633	15,581	13,524
Total segment revenue	145,550	136,822	129,987
Corporate (1)	(16)	(13)	(11)
Total revenue	$145,534	$136,809	$129,976

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following table presents disaggregated revenue within our two reportable segments:

2019
(in millions)
Pharmaceutical Distribution and Specialty Solutions (1)	$129,067
Nuclear and Precision Health Solutions	850
Pharmaceutical segment revenue	129,917
Medical distribution and products (2)	13,833
Cardinal Health at-Home Solutions	1,800
Medical segment revenue	15,633
Total segment revenue	145,550
Corporate (3)	(16)
Total revenue	$145,534

(1)	Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services"

(2)	Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division

(3)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

(in millions)	2019	2018	2017
United States	$141,479	$132,539	$125,017
International	4,071	4,283	4,970
Total segment revenue	145,550	136,822	129,987
Corporate (1)	(16)	(13)	(11)
Total revenue	$145,534	$136,809	$129,976

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general, and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology, legal and compliance, including certain litigation defense costs. Corporate expenses are allocated to the segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.
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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not

Cardinal Health | Fiscal 2019 Form 10-K	70

Notes to Financial Statements

allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $55 million, $43 million and $17 million for fiscal 2019, 2018 and 2017, respectively.
In connection with the naviHealth divestiture discussed in Note 2, we recognized a pre-tax gain of $508 million during fiscal 2019 which was retained at Corporate.
The following tables present segment profit by reportable segment and Corporate:

(in millions)	2019	2018	2017
Pharmaceutical	$1,834	$1,992	$2,187
Medical	576	662	572
Total segment profit	2,410	2,654	2,759
Corporate	(350)	(2,528)	(639)
Total operating earnings	$2,060	$126	$2,120
The following tables present depreciation and amortization and additions to property and equipment by reportable segment and Corporate:

(in millions)	2019	2018	2017
Pharmaceutical	$147	$156	$122
Medical	288	278	156
Corporate	565	598	439
Total depreciation and amortization	$1,000	$1,032	$717

(in millions)	2019	2018	2017
Pharmaceutical	$35	$58	$50
Medical	74	127	123
Corporate	219	199	214
Total additions to property and equipment	$328	$384	$387
The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2019	2018	2017
Pharmaceutical	$22,446	$21,421	$21,848
Medical	15,284	16,066	10,688
Corporate	3,233	2,464	7,576
Total assets	$40,963	$39,951	$40,112
The following tables present property and equipment, net by geographic area:

(in millions)	2019	2018	2017
United States	$1,846	$1,950	$1,623
International	510	537	256
Property and equipment, net	$2,356	$2,487	$1,879

16. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2019, 16 million shares remain available for future grants under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 6 million shares could be issued under awards other than stock options while 16 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest.
The following table provides total share-based compensation expense by type of award:

(in millions)	2019	2018	2017
Restricted share unit expense	$63	$73	$69
Employee stock option expense	10	22	19
Performance share unit expense	9	(10)	8
Total share-based compensation expense	$82	$85	$96
The total tax benefit related to share-based compensation was $16 million, $23 million and $34 million for fiscal 2019, 2018 and 2017, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2017	2	$76.72
Granted	1	65.97
Vested	(1)	78.92
Canceled and forfeited	—	—
Nonvested at June 30, 2018	2	71.58
Granted	2	50.13
Vested	(1)	74.52
Canceled and forfeited	(1)	62.32
Nonvested at June 30, 2019	2	$51.65

71	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

The following table provides additional data related to restricted share unit activity:

(in millions)	2019	2018	2017
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$75	$78	$73
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$68	$65	$64
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for a period up to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2017	6	$63.44
Granted	2	66.39
Exercised	(1)	43.12
Canceled and forfeited	—	—
Outstanding at June 30, 2018	7	64.50
Granted	—	—
Exercised	—	—
Canceled and forfeited	(1)	72.54
Outstanding at June 30, 2019	6	$63.78
Exercisable at June 30, 2019	6	$62.74

The following table provides additional detail related to stock options:

(in millions, except per share amounts)	2019	2018	2017
Aggregate intrinsic value of outstanding options at period end	$10	$13	$109
Aggregate intrinsic value of exercisable options at period end	10	13	106
Aggregate intrinsic value of exercised options	1	14	73
Net proceeds/(withholding) from share-based compensation	3	(3)	26
Excess tax benefits from share based compensation	7	10	34
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	5	17	22
Total fair value of shares vested during the year	20	19	19
Weighted-average grant date fair value per stock option	$8.34	$13.50	$16.67

(in years)	2019	2018	2017
Weighted-average remaining contractual life of outstanding options	5	7	7
Weighted-average remaining contractual life of exercisable options	5	5	6
Weighted-average period over which stock option compensation cost is expected to be recognized	1	2	2
Until the end of fiscal 2018, stock options were granted to our officers and certain employees. The fair values were estimated on the grant date using a lattice valuation model. We believe the lattice model provides reasonable estimates because it has the ability to take into account individual exercise patterns based on changes in our stock price and other variables, and it provides for a range of input assumptions, which are disclosed in the table below. The risk-free rate is based on the U.S. Treasury yield curve at the time of the grant. We analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. Expected volatilities are based on implied volatility from traded options on our common shares and historical volatility over a period of time commensurate with the contractual term of the option grant (up to ten years).
There were no stock options granted to employees during fiscal year 2019. The following table provides the range of assumptions used to estimate the fair value of stock options:

	2018			2017
Risk-free interest rate	2.1%			1.4%	-	2.0%
Expected volatility	25%			24%
Dividend yield	2.7%	-	2.8%	2.2%	-	2.5%
Expected life in years	7			7

Cardinal Health | Fiscal 2019 Form 10-K	72

Notes to Financial Statements

Performance Share Units
Performance share units generally vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2017	0.6	$77.83
Granted	0.2	66.43
Vested (1)	(0.2)	71.57
Canceled and forfeited	(0.2)	—
Nonvested at June 30, 2018	0.4	66.13
Granted	0.6	50.96
Vested	—	—
Canceled and forfeited	(0.1)	52.20
Nonvested at June 30, 2019	0.9	$51.45
(1) Vested at 133 percent of the target performance share units granted.

The following table provides additional data related to performance share unit activity:

(in millions)	2019	2018	2017
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$12	$1	$13
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$—	$14	$19
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, and provide for matching and profit sharing contributions by us. Our contributions to the plans are determined by the Board of Directors subject to certain minimum requirements as specified in the plans. The total expense for our employee retirement savings plans was $99 million, $129 million and $49 million for fiscal 2019, 2018 and 2017, respectively.

17. Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for fiscal 2019 and 2018. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019
Revenue	$35,213	$37,740	$35,228	$37,353
Gross margin (1)	1,667	1,730	1,764	1,674
Distribution, selling, general and administrative expenses	1,155	1,064	1,097	1,168
Net earnings	594	281	296	194
Less: Net earnings attributable to noncontrolling interests	(1)	(1)	—	—
Net earnings attributable to Cardinal Health, Inc.	593	280	296	194

Net earnings attributable to Cardinal Health, Inc. per common share:
Basic	$1.95	$0.94	$0.99	$0.65
Diluted	1.94	0.93	0.99	0.65

(1)	Gross margin was not impacted by LIFO benefit/(charges) in fiscal 2019.

(2)	Includes a $508 million gain ($378 million after-tax) related to the naviHealth divestiture.

(in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018
Revenue	$32,641	$35,186	$33,633	$35,349
Gross margin (1)	1,672	1,861	1,913	1,735
Distribution, selling, general and administrative expenses	1,062	1,131	1,132	1,270
Net earnings/(loss) (2)	117	1,053	255	(1,166)
Less: Net earnings attributable to noncontrolling interests	(2)	—	—	—
Net earnings/(loss) attributable to Cardinal Health, Inc.	115	1,053	255	(1,166)

Net earnings/(loss) attributable to Cardinal Health, Inc. per common share:
Basic	$0.36	$3.35	$0.81	$(3.76)
Diluted (3)	0.36	3.33	0.81	(3.76)

(1)	Gross margin was not impacted by LIFO benefit/(charges) in fiscal 2018.

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

73	Cardinal Health | Fiscal 2019 Form 10-K

Notes to Financial Statements

18. Subsequent Events
On August 7, 2019, we were authorized to incur restructuring costs in connection with certain cost-savings initiatives intended to optimize and simplify our operating model and cost structure. We expect these cost-savings initiatives, which will affect various functional and commercial areas across the Company, to be substantially implemented during fiscal year 2020. As a result of these initiatives, we expect to record restructuring charges of approximately $120 million to $145 million, the majority of which are expected to be expensed during fiscal year 2020.

Cardinal Health | Fiscal 2019 Form 10-K	74

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2019
Accounts receivable	$139	$140	$1	$(87)	$193
Finance notes receivable	7	8	—	(1)	14
Sales returns and allowances	479	2,205	—	(2,205)	479
Other	1	—	—	—	1
	$626	$2,353	$1	$(2,293)	$687

Fiscal 2018
Accounts receivable	$137	$113	$1	$(111)	$139
Finance notes receivable	9	(2)	—	—	7
Sales returns and allowances	347	2,402	—	(2,270)	479
Other	1	—	—	—	1
	$494	$2,513	$1	$(2,381)	$626

Fiscal 2017
Accounts receivable	$135	$59	$1	$(58)	$137
Finance notes receivable	19	3	—	(13)	9
Sales returns and allowances	386	2,285	—	(2,324)	347
Other	1	—	—	—	1
	$541	$2,347	$1	$(2,395)	$494

(1)
Fiscal 2019, 2018 and 2017 include $60 million, $37 million and $27 million, respectively, for reserves related to service charges and customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings.

(2)	Recoveries of amounts provided for or written off in prior years was $1 million in each fiscal year 2019, 2018 and 2017.

(3)	Write-off of uncollectible accounts or actual sales returns.
The sum of the components may not equal the total due to rounding.

75	Cardinal Health | Fiscal 2019 Form 10-K

Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
The following is a list of our executive officers:

Name	Age	Position
Michael C. Kaufmann	56	Chief Executive Officer, Chief Financial Officer
Victor L. Crawford	58	Chief Executive Officer, Pharmaceutical segment
Stephen M. Mason	48	Chief Executive Officer, Medical segment
Michele A. M. Holcomb	51	Executive Vice President, Strategy and Corporate Development
Ola M. Snow	52	Chief Human Resources Officer
Jessica L. Mayer	50	Chief Legal and Compliance Officer
Brian S. Rice	56	Executive Vice President, Chief Information Officer and Customer Support Services
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Kaufmann has served as Chief Executive Officer since January 2018 and in August 2019, he was also appointed to serve as Interim Chief Financial Officer. From November 2014 through December 2017, he served as Chief Financial Officer. From August 2009 until November 2014, he served as Chief Executive Officer, Pharmaceutical segment.
Mr. Crawford has served as Chief Executive Officer, Pharmaceutical segment since November 2018. From September 2012 until November 2018, Mr. Crawford served as the Chief Operating Officer, Healthcare, Education, Business Dining for Aramark Corporation.
Mr. Mason was promoted to Chief Executive Officer, Medical segment in August 2019. From September 2016 through August 2019, he served as President of our Cardinal Health at-Home Solutions within our Medical segment and from June 2013 until August 2016, he served as the President of our Kinray pharmaceutical distribution business.
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
Ms. Snow has served as Chief Human Resources Officer since October 2018. From January 2016 through September 2018, Ms. Snow served as Senior Vice President, Human Resources, Total Rewards, Talent Acquisition and Corporate Business Partner. From November 2012 to January 2016, she served as the Senior Vice President of Human Resources for the Medical segment.
Ms. Mayer has served as Chief Legal and Compliance Officer since March 2019. Ms. Mayer served as Executive Vice President, Deputy General Counsel and Secretary from September 2017 through March 2019. From December 2015 through September 2017, Ms. Mayer served as Senior Vice President, Deputy General Counsel, and from June 2008 to December 2015, she was Vice President, Managing Counsel.
Mr. Rice has served as Executive Vice President, Chief Information Officer and Customer Support Services since February 2019. From 2009 until the beginning of 2019, Mr. Rice served as Senior Vice President, Chief Information Officer & Global and Business Services for Kellogg Company.
Directors and Corporate Governance
We have adopted Standards of Business Conduct that apply to all of our directors, officers and employees. The Standards of Business Conduct outline our corporate values and standards of integrity and behavior and are designed to protect and promote our reputation. The full text of the Standards of Business Conduct is posted on our website at www.cardinalhealth.com under “About Us — Ethics and Compliance.”
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

Cardinal Health | Fiscal 2019 Form 10-K	76

Directors, Executive Officers, and Corporate Governance

The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2019 Annual Meeting of Shareholders (our “2019 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”

77	Cardinal Health | Fiscal 2019 Form 10-K

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below summarizes information relating to our equity compensation plans at June 30, 2019.

Equity Compensation Plan Information
Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options and Rights (#)		Weighted Average Exercise Price of Outstanding Options ($)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (#)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	10,622,045	(1)	$63.78 (1)	15,780,125 (2)
Equity compensation plans not approved by shareholders	4,203	(3)	— (3)	—
Total at June 30, 2019	10,626,248			15,780,125

(1)
In addition to stock options outstanding under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (the "2011 LTIP") and the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (the "2005 LTIP"), also includes 1,432,425 PSUs and 2,546,551 RSUs outstanding under the 2011 LTIP, 10,214 PSUs and 61,861 RSUs outstanding under the 2005 LTIP, and 130,591 RSUs outstanding under the 2007 Nonemployee Directors Equity Incentive Plan that are payable solely in common shares. PSUs and RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price. PSUs that vested after June 30, 2019 are reported at the actual amount that vested. All other PSUs are reported at the maximum payout level in accordance with SEC rules.

(2)
Reflects common shares available under the 2011 LTIP in the form of stock options and other stock-based awards. Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every common share issued; awards other than stock options are counted against the plan as two and one-half shares for every common share issued. This means that only 6,312,050 shares could be issued under awards other than stock options while 15,780,125 shares could be issued under stock options.

(3)
RSUs outstanding under the Cardinal Health, Inc. Amended and Restated Outside Directors Equity Incentive Plan that are payable solely in common shares. RSUs do not have an exercise price, and therefore were not included for purposes of computing the weighted-average exercise price.

The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2019 Proxy Statement under the caption “Share Ownership Information.”

Cardinal Health | Fiscal 2019 Form 10-K	78

Exhibits

Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	75
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

4.2.2	Form of 4.625% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on December 14, 2010, File No. 1-11373)
4.2.3	Form of 3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.4	Form of 3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.5	Form of 4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.6	Form of 2.400% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.7	Form of 3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.8	Form of 4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.9	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.10	Form of 4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.11	Form of 2.616% notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.12	Form of Floating rate notes due 2022 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)

79	Cardinal Health | Fiscal 2019 Form 10-K

Exhibits

4.2.13	Form of 3.079% notes due 2024 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.14	Form of 3.410% notes due 2027 (incorporated by reference to Exhibit 4.5 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.15	Form of 4.368% notes due 2047 (incorporated by reference to Exhibit 4.6 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.3
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

4.4	Description of Securities
10.1.1	Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*
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

10.1.6
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
10.2.2
First Amendment to Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.3
Form of Nonqualified Stock Option Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.4
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.5
Form of Performance Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.6
Form of Directors Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, File No. 1-11373)

10.3.1
Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.3.2
First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.3
Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.4
Third Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.3.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.11 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.4.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.5.1
Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-11373)*

10.5.2
First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)*

10.5.3
Second Amendment, effective as of January 1, 2018, to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, File No. 1-11373)

10.5.4
Third Amendment, effective as of April 1, 2018, to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2018)*

10.6	Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on September 26, 2018, File No. 1-11373)

Cardinal Health | Fiscal 2019 Form 10-K	80

Exhibits

10.7
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.8.1
Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on September 6, 2012, File No. 1-11373)*

10.8.2
Amendment, dated August 5, 2015, to Employment Agreement, dated September 4, 2012, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.8.3
Aircraft Time Sharing Agreement, effective August 5, 2015, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on August 6, 2015, File No. 1-11373)*

10.8.4
Letter Agreement, dated November 5, 2017, between Cardinal Health, Inc. and George S. Barrett (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on November 6, 2017, File No. 1-11373)

10.9.1
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.9.2
Aircraft Time Sharing Agreement, effective as of February 8, 2018, by and between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-11373)

10.10
Confidentiality and Business Protection Agreement, effective as of September 9, 2014, between Cardinal Health, Inc. and Jon L. Giacomin (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)*

10.11
Confidentiality and Business Protection Agreement, effective as of November 6, 2017, between Cardinal Health, Inc. and Jorge M. Gomez (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 , File No. 1-11373)

10.12.1
Confidentiality and Business Protection Agreement, effective as of June 28, 2018, between Cardinal Health, Inc. and Patricia B. Morrison (incorporated by reference to Exhibit 10.12.1 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 2018, File No. 1-11373)*

10.12.2
Letter Agreement, dated July 17, 2018, between Cardinal Health, Inc. and Patricia B. Morrison (incorporated by reference to Exhibit 10.12.2 to Cardinal Health's Annual Report on Form 10-K for the year ended June 30, 2018, File No. 1-11373)*

10.13.1	Confidentiality and Business Protection Agreement, effective as of November 1, 2018, between Cardinal Health, Inc. and Victor L. Crawford*
10.13.2	Letter Agreement, dated October 30, 2018, between Cardinal Health, Inc. and Victor L. Crawford*
10.14.1
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.14.2
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

10.15.4
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

10.15.8
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

10.15.12
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.15.13
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.15.14
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.15.15
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.15.16
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

81	Cardinal Health | Fiscal 2019 Form 10-K

Exhibits

10.15.17
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.15.18
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.15.19
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.15.20
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.15.21
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.15.22
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.15.23
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.16.1
Amended and Restated Five-Year Credit Agreement, dated as of June 16, 2016, among Cardinal Health, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, Joint Lead Arranger and Joint Book Manager, Bank of America, N.A. as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Joint Lead Arranger and Joint Book Manager, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, HSBC Bank USA, National Association, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Joint Book Manager (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on June 21, 2016, File No. 1-11373)

10.16.2
Amendment No. 1, dated as of May 1, 2017, to Amended and Restated Five-Year Credit Agreement as of June 16, 2016 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11373)

10.16.3
Amendment No. 2 to Amended and Restated Five-Year Credit Agreement, dated as of August 26, 2017, by and between Cardinal Health, Inc. and JPMorgan Chase Bank, N.A., individually and as administrative agent (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.16.4
Amendment No. 3 to Amended and Restated Five-Year Credit Agreement, dated as of November 6, 2018 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-11373)

10.17
Second Amended and Restated Five-Year Credit Agreement, dated as of June 27, 2019, among JPMorgan Chase Bank, N.A. as Administrative Agent, Joint Lead Arranger and Joint Book Manager, Bank of America, N.A. as Syndication Agent, MUFG Bank, Ltd. as Syndication Agent, Joint Lead Arranger and Joint Book Manager, Barclays Bank PLC, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, HSBC Bank USA, N.A. and Wells Fargo Bank, N.A., as Documentation Agents, and BOFA Securities, Inc., as Joint Lead Arranger and Joint Book Manager (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on June 28, 2019, File No. 1-11373)

10.18.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions Party thereto, the Managing Agents party thereto, and LC Banks party thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.18.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.18.3
Second Amendment, dated as of November 14, 2016, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.4.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.18.4
Third Amendment, dated as of August 30, 2017, to the Fourth Amended and Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 31, 2017, File No. 1-11373)

10.19.1
Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.5.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.19.2
Amendment No. 1 to Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.5.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373

10.19.3
Amendment No. 2 to Seventh Amended and Restated Performance Guaranty, dated as of November 6, 2018 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018, File No. 1-11373)

10.20.1
Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.20.2
First Amendment to Tax Matters Agreement, dated as of May 28, 2012, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.20.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

Cardinal Health | Fiscal 2019 Form 10-K	82

Exhibits

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

83	Cardinal Health | Fiscal 2019 Form 10-K

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	26
1A	Risk Factors	32
1B	Unresolved Staff Comments	N/A
2	Properties	37
3	Legal Proceedings	37
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
6	Selected Financial Data	23
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	24
8	Financial Statements and Supplementary Data	45
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	40
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	76
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
13	Certain Relationships and Related Transactions, and Director Independence	(b)
14	Principal Accounting Fees and Services	(c)

	Part IV
15	Exhibits, Financial Statement Schedules	79
16	Form 10-K Summary	N/A
	Signatures	85

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2019 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2019 Proxy Statement under the caption "Corporate Governance."
(c)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2019 Proxy Statement under the caption “Audit Committee Matters.”

Cardinal Health | Fiscal 2019 Form 10-K	84

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2019.

Cardinal Health, Inc.

By:	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 20, 2019.

Name	Title
/s/ MICHAEL C. KAUFMANN	Chief Executive Officer and Director (principal executive officer)
Michael C. Kaufmann

/s/ MICHAEL C. KAUFMANN	Chief Financial Officer (principal financial officer)
Michael C. Kaufmann

/s/ STUART G. LAWS	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Stuart G. Laws

/s/ COLLEEN F. ARNOLD	Director
Colleen F. Arnold

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ J. MICHAEL LOSH	Director
J. Michael Losh

85	Cardinal Health | Fiscal 2019 Form 10-K