Form 10-Q
period 2019-09-30
CARDINAL HEALTH INC
filed 2019-11-07
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 1-11373
Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio					31-0958666
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)

7000 Cardinal Place	,	Dublin	,	Ohio	43017
(Address of principal executive offices)					(Zip Code)
(614) 757-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares (without par value)	CAH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2019, was the following: 292,488,354.

Cardinal Health Q1 Fiscal 2020 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2020 and fiscal 2019 and to FY20 and FY19 are to the fiscal years ending or ended June 30, 2020 and June 30, 2019, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and various accruals and estimates. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (our “2019 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at September 30, 2019 and June 30, 2019, and in our condensed consolidated statements of earnings/(loss) for the three months ended September 30, 2019 and 2018. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2019 Form 10-K.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	2

MD&A	Overview

Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2019 increased 6 percent to $37.3 billion due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers.

GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended September 30,
(in millions)	2019	2018	Change
GAAP	$(5,264)	$816	N.M.
State opioid assessment related to prior fiscal years	5	29
Restructuring and employee severance	30	32
Amortization and other acquisition-related costs	132	156
Impairments and (gain)/loss on disposal of assets	1	(511)
Litigation (recoveries)/charges, net	5,673	19
Non-GAAP	$577	$542	6%
The sum of the components may not equal the total due to rounding.
We had a GAAP operating loss of $5.3 billion during the three months ended September 30, 2019 due to a $5.63 billion pre-tax charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. As described further in the Significant Developments in Fiscal 2020 section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements", in October 2019, we agreed in principle to a global settlement framework with a leadership group of four state attorneys general that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions. GAAP operating earnings during the three months ended September 30, 2018 were favorably impacted by a $508 million pre-tax gain from the divestiture of our naviHealth Holdings, LLC ("naviHealth") business.
The 6 percent increase in non-GAAP operating earnings to $577 million was primarily due to the beneficial impact of enterprise-wide cost-savings measures, higher contribution from our Medical distribution and products businesses and growth from our specialty pharmaceutical products distribution and services business, partially offset by the adverse impact of pharmaceutical customer contract renewals.

3	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2019 (1) (2) (3)	2018 (1) (2)	Change
GAAP	$(16.65)	$1.94	N.M.
State opioid assessment related to prior fiscal years	0.01	0.07
Restructuring and employee severance	0.08	0.08
Amortization and other acquisition-related costs	0.33	0.39
Impairments and (gain)/loss on disposal of assets	—	(1.23)
Litigation (recoveries)/charges, net	17.51	0.05
Non-GAAP	$1.27	$1.29	(2)%
(1) The sum of the components may not equal the total due to rounding.
(2) The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures".
(3) First quarter fiscal 2020 GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 296 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the quarter. First quarter fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 297 million common shares, which includes potentially dilutive shares.

We had a $(16.65) GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") during the three months ended September 30, 2019 due to the charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. The charge had a $(17.40) after tax impact on GAAP diluted EPS. GAAP diluted EPS during the three months ended September 30, 2018 was favorably impacted by a $1.24 gain from the divestiture of naviHealth.
During the three months ended September 30, 2019, non-GAAP diluted EPS decreased 2 percent to $1.27 per share. This decrease was primarily due to the prior-year benefit from discrete tax items, largely related to international legal entity changes. The unfavorable year-over-year impact of the discrete tax items was largely offset by the factors discussed above impacting non-GAAP operating earnings and a lower share count as a result of share repurchases.

Cash and Equivalents

Our cash and equivalents balance was $1.2 billion at September 30, 2019 compared to $2.5 billion at June 30, 2019. The decrease in cash and equivalents during the three months ended September 30, 2019 was due to $653 million of net cash used in operating activities, $350 million paid for share repurchases and $146 million paid in dividends. Cash used in operating activities for the quarter was primarily driven by changes in working capital associated with the timing of payments to vendors. We expect our operating cash flow to be higher in the quarter ended December 31, 2019 due to expected working capital improvement.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	4

MD&A	Overview

Significant Developments in Fiscal 2020

Opioid Lawsuits Development

In October 2019, we agreed in principle to a global settlement framework with a leadership group of four state attorneys general from the multi-state task force that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). This Settlement Framework is subject to contingencies and uncertainties as to final terms, but is the basis for our negotiation of definitive terms and documentation. The Settlement Framework includes (1) a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years, (2) development and participation in a program for free or rebated distribution of opioid abuse treatment medications for a period of ten years, and (3) industry-wide changes to be specified to controlled substance anti-diversion programs. In order to continue working on the Settlement Framework, we also agreed, with two other national distributors, to a $215 million settlement with two plaintiffs counties in a trial that had been scheduled for October 2019; our portion of that settlement is $66 million, which will be payable upon execution of a final settlement agreement.
In connection with these matters, we recorded a total pre-tax charge of $5.63 billion ($5.14 billion after tax) during the three months ended September 30, 2019 for the cash component. We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Moreover, the global Settlement Framework is in its early phases, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review these opioid litigation matters to determine whether our accrual is adequate. We are unable to reasonably estimate the liability associated with any potential distribution of treatment medications and any incremental costs for changes to our controlled substance anti-diversion program that we may agree to under the Settlement Framework. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Also in connection with these matters, we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, during the three months ended September 30, 2019, reflecting our current assessment of the estimated future deductibility of the amount that may be paid under the $5.63 billion accrual taken in connection with the opioid litigation. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. For tax benefits that do not qualify for recognition, we recognize a liability for unrecognized tax benefits. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the U.S. Tax Cuts and Jobs Act (“Tax Act”). We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act which is subject to further interpretation by the U.S. Internal Revenue Service ("IRS"). Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.

Cost-savings Initiatives

We are implementing certain cost-savings initiatives intended to optimize and simplify our operating model and cost structure. As a result of these initiatives, we recognized $20 million in restructuring and employee severance expense during the three months ended September 30, 2019. We expect these cost-savings initiatives, which will affect various functional and commercial areas across the Company, to be substantially implemented during fiscal year 2020.

5	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2019	2018	Change
Pharmaceutical	$33,428	$31,416	6%
Medical	3,917	3,801	3%
Total segment revenue	37,345	35,217	6%
Corporate	(4)	(4)	N.M.
Total revenue	$37,341	$35,213	6%

Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three months ended September 30, 2019 due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $2.0 billion.
Medical Segment
Medical segment revenue increased during the three months ended September 30, 2019 primarily due to sales growth from our distribution and products businesses and Cardinal Health at-Home Solutions. The increase was partially offset by the divestiture of naviHealth in the prior year.
Cost of Products Sold

Cost of products sold increased 6 percent to $35.7 billion due to the factors affecting the changes in revenue and gross margin.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	6

MD&A	Results of Operations

Gross Margin

	Three Months Ended September 30,
(in millions)	2019	2018	Change
Gross margin	$1,679	$1,667	1%
Gross margin during the three months ended September 30, 2019 was essentially flat versus the prior-year period.
Gross margin rate declined 23 basis points during the three months ended September 30, 2019 mainly due to the adverse impact of pharmaceutical customer contract renewals and pharmaceutical distribution product mix.
Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2019	2018	Change
SG&A expenses	$1,107	$1,155	(4)%

During the three months ended September 30, 2019, SG&A expenses decreased due to the beneficial impact of enterprise-wide cost-savings measures and lower state assessments on sales of prescription opioid medications. In the three months ended September 30, 2018, we accrued $34 million for an assessment on prescription opioid medications that were sold or distributed in New York state, which was reversed in the three months ended December 31, 2018 when the New York state assessment was declared unconstitutional.

7	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2019	2018	Change
Pharmaceutical	$398	$409	(3)%
Medical	170	135	26%
Total segment profit	568	544	4%
Corporate	(5,832)	272	N.M
Total consolidated operating earnings/(loss)	$(5,264)	$816	N.M

Pharmaceutical Segment Profit
The decrease in Pharmaceutical segment profit during the three months ended September 30, 2019 was primarily due to the adverse impact of customer contract renewals. This decrease was partially offset by the beneficial impact of cost-savings measures and growth from our specialty pharmaceutical products and services business.
Medical Segment Profit
The increase in Medical segment profit during the three months ended September 30, 2019 was primarily due to the beneficial impact of cost-savings measures and higher contribution from the segment's distribution and products businesses.
Corporate
The changes in Corporate during the three months ended September 30, 2019 are due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	8

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended September 30,
(in millions)	2019	2018
Restructuring and employee severance	$30	$32
Amortization and other acquisition-related costs	132	156
Impairments and (gain)/loss on disposal of assets, net	1	(511)
Litigation (recoveries)/charges, net	5,673	19
Restructuring and Employee Severance
During the three months ended September 30, 2019 and 2018, we recognized $20 million and $26 million, respectively, of expenses in connection with our implementation of certain enterprise-wide cost-saving measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $129 million and $133 million for the three months ended September 30, 2019 and 2018, respectively. Transaction and integration costs associated with the Patient Recovery Business acquisition were $1 million and $22 million for the three months ended September 30, 2019 and 2018, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the three months ended September 30, 2018, we recognized a pre-tax gain of $508 million related to the divestiture of our naviHealth business.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2019, we recognized a pre-tax charge of $5.63 billion ($5.14 billion after tax) associated with the opioid litigation. See Significant Developments in Fiscal 2020 section in this MD&A for additional information.
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2019	2018	Change
Other (income)/expense, net	$14	$3	N.M.
Interest expense, net	66	77	(14)%
Other (Income)/Expense, Net
The increase in other (income)/expense, net during the three months ended September 30, 2019 was primarily due to fluctuations in foreign exchange rates.
Interest Expense, Net
The decrease in interest expense during the three months ended September 30, 2019 was primarily due to less debt outstanding.
Provision for/(Benefit From) Income Taxes

During the three months ended September 30, 2019 and 2018, the effective tax rate was 7.9 percent and 19.4 percent, respectively. The decrease in the effective tax rate from fiscal 2019 to fiscal 2020 is primarily due to the net tax benefit of $487 million related to the opioid litigation pre-tax charge of $5.63 billion, as described further in the Significant Developments in Fiscal 2020 section in this MD&A, partially offset by the prior-year benefit of discrete tax items.

9	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, dividends and share repurchases as well as potential opioid litigation settlement payments associated with the Settlement Framework. If we were to decide to engage in one or more additional acquisitions, depending on the size and timing of such transactions, we might need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $1.2 billion at September 30, 2019 compared to $2.5 billion at June 30, 2019. At September 30, 2019, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the three months ended September 30, 2019, net cash used in operating activities was $653 million, primarily driven by increases in working capital associated with the timing of payments to vendors. We also deployed $350 million for share repurchases and $146 million for cash dividends. We expect our operating cash flow to be higher in the quarter ended December 31, 2019 due to expected working capital improvement.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at September 30, 2019 included $710 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2019 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2019, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. Under our commercial paper program, we had maximum amounts outstanding of $190 million and an average daily amount outstanding of $6 million during three months ended September 30, 2019.
In September 2019, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2022. Our revolving credit facility and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter from September 30, 2019 through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum quarter-end permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every fiscal quarter thereafter. As of September 30, 2019, we were in compliance with our financial covenants.

Long-Term Debt
At September 30, 2019, we had total long-term obligations, including the current portion and other short-term borrowings, of $8.0 billion at both September 30, 2019 and June 30, 2019. During the three months ended September 30, 2019, we repurchased a total of $74 million of notes due in 2022 and 2047 with available cash. We plan to repay our outstanding 2.40% notes at maturity in November 2019 with $450 million of available cash.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	10

MD&A	Liquidity and Capital Resources

Capital Deployment

Opioid Settlement Framework
In October 2019, we agreed in principle to a Settlement Framework which includes a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years. We currently expect payment amounts under the Settlement Framework to be spread through the 18-year period subject to participation by states and political subdivisions. See Significant Developments in Fiscal 2020 section in this MD&A for additional information.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2019 and 2018 were $72 million and $58 million, respectively.
Dividends
On each of May 8, 2019 and August 7, 2019, our Board of Directors approved a quarterly dividend of $0.4811 per share, or $1.92 per share on an annualized basis, which were paid on July 15, 2019 and October 15, 2019 to shareholders of record on July 1, 2019 and October 1, 2019, respectively.
On November 6, 2019, our Board of Directors approved a quarterly dividend of $0.4811 per share, or $1.92 per share on an annualized basis, payable on January 15, 2020 to shareholders of record on January 2, 2020.

Share Repurchases
During the three months ended September 30, 2019, we deployed $350 million to purchase our common shares under an accelerated share repurchase ("ASR") program. We funded the ASR program with available cash and short-term borrowings. At September 30, 2019, we had $1.0 billion remaining under our existing share repurchase authorization. The ASR program is expected to conclude in the second quarter of fiscal 2020, which will reduce the amount remaining under our existing share repurchase authorization to $943 million. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information on our ASR program.

11	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2019 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2019. There have been no subsequent material changes outside of the ordinary course of business to those items except for the agreement in principle on a global settlement framework designed to resolve all pending and future opioid lawsuits and claims brought by states and political subdivisions described in the Significant Developments in Fiscal 2020 section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements".
Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below are supplemental disclosures to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheets at June 30, 2019. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2019 Form 10-K.
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
Medical Unit Goodwill
For our annual impairment test in fiscal 2019, the fair value of our Medical Unit exceeded its carrying value of $10.8 billion by approximately 4 percent. Although we believe the assumptions used to arrive at the estimate of fair value during the fourth quarter of fiscal 2019 continue to be reasonable and appropriate, changes in key assumptions during fiscal 2020, including a failure to meet expected earnings or other financial plans, or other unanticipated events and circumstances, such as an increase in interest rates or a significant change in industry or economic trends, may affect future estimates. Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future resulting in an impairment in our Medical segment in future periods, which could adversely affect our results of operations.

Loss Contingencies

In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2020 section in this MD&A, we recorded a pre-tax charge of $5.63 billion ($5.14 billion after tax) during the three months ended September 30, 2019. We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur the assessment is highly subjective and requires judgments about future events. Moreover, the global Settlement Framework is in its early phases, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	12

MD&A	Other Items

Provision for Income Taxes

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
In connection with the $5.63 billion pre-tax charge for the opioid litigation, we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the Notes to the "Condensed Consolidated Financial Statements" for more information regarding these matters.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year. Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions, including IRS challenges to our international transfer pricing for the periods from 2008 to 2014, and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate or tax payments.

13	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

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

•
State opioid assessments related to prior fiscal years is the portion of state assessments for prescription opioid medications that were sold or distributed in periods prior to the fiscal year of the initial assessment. This portion is excluded from non-GAAP financial measures because it is retrospectively applied to sales in prior fiscal years and inclusion would obscure analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while states' laws may require us to make payments on an ongoing basis, the portion of the assessment related to sales in prior periods are contemplated to be one-time, nonrecurring items. Reversals of these accruals have occurred when certain assessments were declared unconstitutional.

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

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	14

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
Non-GAAP distribution, selling, general and administrative expenses or Non-GAAP SG&A: distribution, selling, general and administrative expenses, excluding state opioid assessments related to prior fiscal years.
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
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) impairments and (gain)/loss on disposal of assets, (6) litigation (recoveries)/charges, net, (7) loss on extinguishment of debt, and (8) transitional tax benefit, (net) divided by (earnings before income taxes adjusted for the first seven items).
Non-GAAP diluted earnings/(loss) per share attributable to Cardinal Health, Inc.: non-GAAP net earnings/(loss) attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

15	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	SG&A1	SG&A1 Growth Rate	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/ (Benefit from) Income Taxes	Net Earnings/(Loss)[2]	Net Earnings[2] Growth Rate	Diluted EPS[2,3]	Diluted EPS[2] Growth Rate
	Three Months Ended September 30, 2019
GAAP	$1,107	(4)%	$(5,264)	N.M.	$(5,344)	$(423)	$(4,922)	N.M.	$(16.65)	N.M.
State opioid assessment related to prior fiscal years	(5)		5		5	1	4		0.01
Restructuring and employee severance	—		30		30	8	22		0.08
Amortization and other acquisition-related costs	—		132		132	34	98		0.33
Impairments and (gain)/loss on disposal of assets	—		1		1	—	1		—
Litigation (recoveries)/charges, net [4]	—		5,673		5,673	498	5,175		17.51
Non-GAAP	$1,102	(2)%	$577	6%	$496	$117	$378	(4)%	$1.27	(2)%

	Three Months Ended September 30, 2018
GAAP	$1,155	9%	$816	211%	$736	$142	$593	416%	$1.94	439%
State opioid assessment related to prior fiscal years	(29)		29		29	8	21		0.07
Restructuring and employee severance	—		32		32	8	24		0.08
Amortization and other acquisition-related costs	—		156		156	36	120		0.39
Impairments and (gain)/loss on disposal of assets	—		(511)		(511)	(134)	(377)		(1.23)
Litigation (recoveries)/charges, net	—		19		19	5	14		0.05
Non-GAAP	$1,126	6%	$542	(11)%	$461	$65	$396	14%	$1.29	18%

[1]	Distribution, selling, general and administrative expenses.

[2]	Attributable to Cardinal Health, Inc.

[3]
First quarter fiscal 2020 GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 296 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the quarter. First quarter fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 297 million common shares, which includes potentially dilutive shares.

[4]	Litigation (recoveries)/charges, net includes a pre-tax charge of $5.63 billion ($5.14 billion after tax) recorded in the first quarter of fiscal 2020 related to the opioid litigation.
The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	16

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2019 Form 10-K since the end of fiscal 2019 through September 30, 2019.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Legal Proceedings
In addition to the proceeding described below, the legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
In June 2019, Melissa Cohen, a purported shareholder, filed an action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances. The derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorneys' fees.

17	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Other

Risk Factors
You should carefully consider the information in this Form 10-Q, including the risk factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2019 Form 10-K and our filings with the SEC since June 30, 2019. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

The public health crisis involving the abuse of prescription opioid pain medication and our efforts to resolve related claims could have additional or unexpected material negative effects on our business.
Our Pharmaceutical segment distributes prescription opioid pain medications. In recent years, the abuse of prescription opioid pain medication has become a public health crisis.
A significant number of counties, municipalities and other plaintiffs, including a number of state attorneys general, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors (including us), retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications. In addition, we are currently being investigated or sued by most other states for the same activities and expect to be named as a defendant in additional lawsuits. The defense and resolution of current and future lawsuits and events relating to these lawsuits are subject to uncertainty and could have a material adverse effect on our results of operations, financial condition, cash flows, liquidity, our ability to pay dividends or repurchase our shares, or have adverse reputational or operational effects on our business.
In October 2019, we agreed in principle to Settlement Framework and in connection with this development we recorded a pre-tax accrual of $5.56 billion in the quarter ended September 30, 2019. This Settlement Framework is subject to contingencies but is the basis for our negotiation of definitive terms and documentation. Moreover, the Settlement Framework is in its early phases, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for more information regarding these matters.
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
Additionally, in connection with the $5.63 billion pre-tax charge for the opioid litigation, we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for more information regarding these matters.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year. Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions, including IRS challenges to our international transfer pricing for the periods from 2008 to 2014, and

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	18

Other

it is possible that they will challenge others. These challenges may adversely affect our effective tax rate or tax payments.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2, 3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
July 2019	1,203	$47.26	—	$1,293
August 2019	6,400,332	43.76	6,398,537	1,013
September 2019	285	47.36	—	1,013
Total	6,401,820	$43.76	6,398,537	$1,013

(1)	Reflects 1,203, 1,795 and 285 common shares purchased in July, August and September 2019, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On August 20, 2019, we entered into an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $350 million and received an initial delivery of 6.4 million common shares using a reference price of $43.76. The program is expected to conclude in the second quarter of fiscal 2020. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

(3)
On February 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2020. On November 7, 2018, our Board of Directors approved a new $1.0 billion share repurchase program that expires on December 31, 2021. As of September 30, 2019, we have $1.0 billion authorized for share repurchases remaining under these programs. The approximate dollar value of shares that may yet be purchased under these programs has been reduced by the initial delivery of 6.4 million shares under the ASR program.

19	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2019	2018
Revenue	$37,341	$35,213
Cost of products sold	35,662	33,546
Gross margin	1,679	1,667

Operating expenses:
Distribution, selling, general and administrative expenses	1,107	1,155
Restructuring and employee severance	30	32
Amortization and other acquisition-related costs	132	156
Impairments and (gain)/loss on disposal of assets, net	1	(511)
Litigation (recoveries)/charges, net	5,673	19
Operating earnings/(loss)	(5,264)	816

Other (income)/expense, net	14	3
Interest expense, net	66	77
Earnings/(loss) before income taxes	(5,344)	736

Provision for (benefit from) income taxes	(423)	142
Net earnings/(loss)	(4,921)	594

Less: Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$(4,922)	$593

Earnings/(loss) per common share attributable to Cardinal Health, Inc.:
Basic	$(16.65)	$1.95
Diluted	(16.65)	1.94

Weighted-average number of common shares outstanding:
Basic	296	305
Diluted	296	306

Cash dividends declared per common share	$0.4811	$0.4763
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	20

Financial Statements

Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,
(in millions)	2019	2018
Net earnings/(loss)	$(4,921)	$594

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(17)	(3)
Net unrealized gain/(loss) on derivative instruments, net of tax	(5)	(1)
Total other comprehensive income/(loss), net of tax	(22)	(4)

Total comprehensive income/(loss)	(4,943)	590

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$(4,944)	$589
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and equivalents	$1,212	$2,531
Trade receivables, net	8,190	8,448
Inventories, net	12,458	12,822
Prepaid expenses and other	1,855	1,946
Total current assets	23,715	25,747

Property and equipment, net	2,324	2,356
Goodwill and other intangibles, net	11,658	11,808
Other assets	1,482	1,052
Total assets	$39,179	$40,963

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,724	$21,535
Current portion of long-term obligations and other short-term borrowings	631	452
Other accrued liabilities	2,194	2,122
Total current liabilities	22,549	24,109

Long-term obligations, less current portion	7,360	7,579
Deferred income taxes and other liabilities	8,367	2,945

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at September 30, 2019 and June 30, 2019, respectively	2,669	2,763
Retained earnings	371	5,434
Common shares in treasury, at cost: 34 million shares and 28 million shares at September 30, 2019 and June 30, 2019, respectively	(2,039)	(1,790)
Accumulated other comprehensive loss	(101)	(79)
Total Cardinal Health, Inc. shareholders' equity	900	6,328
Noncontrolling interests	3	2
Total shareholders’ equity	903	6,330
Total liabilities and shareholders’ equity	$39,179	$40,963
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	22

Financial Statements

Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings/(Deficit)	Shares	Amount
	Three Months Ended September 30, 2019
Balance at June 30, 2019	327	$2,763	$5,434	(28)	$(1,790)	$(79)	$2	$6,330
Net loss			(4,922)				1	(4,921)
Other comprehensive income/(loss), net of tax						(22)		(22)
Employee stock plans activity, net of shares withheld for employee taxes		(24)			31			7
Share repurchase program activity		(70)		(6)	(280)			(350)
Dividends declared			(141)					(141)
Balance at September 30, 2019	327	$2,669	$371	(34)	$(2,039)	$(101)	$3	$903

	Three Months Ended September 30, 2018
Balance at June 30, 2018	327	$2,730	$4,645	(18)	$(1,224)	$(92)	$—	$6,059
Net earnings			593					593
Other comprehensive income/(loss), net of tax						(4)		(4)
Employee stock plans activity, net of shares withheld for employee taxes		(20)			26			6
Share repurchase program activity		(120)		(9)	(480)			(600)
Dividends declared			(143)					(143)
Other			2					2
Balance at September 30, 2018	327	$2,590	$5,097	(27)	$(1,678)	$(96)	$—	$5,913
See notes to condensed consolidated financial statements.

23	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net earnings/(loss)	$(4,921)	$594

Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	234	245
Impairments and (gain)/loss on sale of investments	—	2
Impairments and (gain)/loss on disposal of assets, net	1	(511)
Share-based compensation	20	19
Provision for bad debts	29	21
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	229	(302)
(Increase)/decrease in inventories	356	(178)
Increase/(decrease) in accounts payable	(1,812)	559
Other accrued liabilities and operating items, net	5,211	(84)
Net cash provided by/(used in) operating activities	(653)	365

Cash flows from investing activities:
Additions to property and equipment	(72)	(58)
Purchase of available-for-sale securities and other investments	(3)	(4)
Proceeds from sale of available-for-sale securities and other investments	2	1
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	—	740
Net cash provided by/(used in) investing activities	(73)	679

Cash flows from financing activities:
Net change in short-term borrowings	(2)	—
Reduction of long-term obligations	(74)	(1)
Net tax proceeds/(withholdings) from share-based compensation	(13)	(13)
Dividends on common shares	(146)	(150)
Purchase of treasury shares	(350)	(600)
Net cash used in financing activities	(585)	(764)

Effect of exchange rate changes on cash and equivalents	(8)	2

Net increase/(decrease) in cash and equivalents	(1,319)	282
Cash and equivalents at beginning of period	2,531	1,763
Cash and equivalents at end of period	$1,212	$2,045
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	24

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Refer to Note 4 for further information on our equity method investments.
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2020 and 2019 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2020 and June 30, 2019, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. To conform to the current year presentation, certain prior year amounts have been reclassified. In addition, financial results presented for this fiscal 2020 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2020. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the "2019 Form 10-K").
Recently Adopted Financial Accounting Standards
Derivatives and Hedging
In October 2018, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to derivatives and hedging which permits the use of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") as a Benchmark

Interest Rate for Hedge Accounting Purposes. This guidance is effective beginning the first quarter of fiscal 2020 and must be applied on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.
Leases
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted this guidance during the first quarter of fiscal 2020 and elected the transition option which allows us to apply the guidance prospectively. The adoption resulted in the recognition of lease liabilities in the amount of $422 million and did not have a material impact on our results of operations, liquidity or debt covenant compliance under our current debt agreements. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to vehicles and equipment. The adoption required certain changes to our systems and processes. See Note 5 for additional information regarding leases.
Recently Issued Financial Accounting Standards Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued amended accounting guidance that will require entities to measure credit losses on trade and other receivables, held-to-maturity debt securities, loans and other instruments using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts. This guidance also requires that credit losses on available for-sale debt securities with unrealized losses be recognized as allowances rather than as deductions in the amortized cost of the securities. This guidance will be effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of adoption on our consolidated financial statements.

25	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Notes to Financial Statements

2. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three months ended September 30,
(in millions)	2019	2018
Employee-related costs (1)	$20	$29
Facility exit and other costs (2)	10	3
Total restructuring and employee severance	$30	$32

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

During fiscal 2020 and 2019, we implemented certain enterprise-wide cost-saving initiatives affecting various functional and commercial areas intended to optimize and simplify our operating model and cost structure. We incurred $20 million and $26 million for the three months ended September 30, 2019 and 2018, respectively, in expenses related to these cost savings initiatives, which are reflected in restructuring and employee severance in the condensed consolidated statements of earnings.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2019	$64	$8	$72
Additions	19	6	25
Payments and other adjustments	(10)	(2)	(12)
Balance at September 30, 2019	$73	$12	$85

3. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2019	$2,663	$5,715	$8,378
Goodwill acquired, net of purchase price adjustments	(5)	—	(5)
Foreign currency translation adjustments and other	—	(13)	(13)
Balance at September 30, 2019	$2,658	$5,702	$8,360

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2019
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$22	$—	$22	N/A
Total indefinite-life intangibles	22	—	22	N/A

Definite-life intangibles:
Customer relationships	3,555	1,592	1,963	13
Trademarks, trade names and patents	673	307	366	13
Developed technology and other	1,603	656	947	11
Total definite-life intangibles	5,831	2,555	3,276	12
Total other intangible assets	$5,853	$2,555	$3,298	N/A

	June 30, 2019
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$22	$—	$22
Total indefinite-life intangibles	22	—	22

Definite-life intangibles:
Customer relationships	3,562	1,517	2,045
Trademarks, trade names and patents	672	295	377
Developed technology and other	1,602	616	986
Total definite-life intangibles	5,836	2,428	3,408
Total other intangible assets	$5,858	$2,428	$3,430

Total amortization of intangible assets was $129 million and $133 million for the three months ended September 30, 2019 and 2018, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2020 through 2024 is as follows: $382 million, $442 million, $408 million, $358 million, and $328 million.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	26

Notes to Financial Statements

4. Investments
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
The carrying value of this investment was $329 million and $334 million as of September 30, 2019 and June 30, 2019, respectively. For the three months ended September 30, 2019, our proportionate share of naviHealth’s net loss, which was recorded in Other (income)/expense, net in the condensed consolidated statement of earnings, was immaterial.
5. Leases
We primarily have operating leases for corporate offices, distribution facilities, vehicles, and equipment. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
Beginning July 1, 2019, operating leases are included in other assets, other accrued liabilities, and deferred income taxes and other liabilities in our condensed consolidated balance sheet. Operating lease right-of-use assets and corresponding operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable.
Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings, and long-term obligations, less current portion in our condensed consolidated balance sheet.
Our lease agreements include leases that contain lease components and non-lease components. For all asset classes, we have elected to account for both of these provisions as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the condensed consolidated financial statements at or for the three months ended September 30, 2019.
We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in the three months ended September 30, 2019 was not material. In addition, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing 1) whether any contracts are leases or contain leases, 2) lease classification and 3) initial direct costs.
Our leases have remaining lease terms from less than 1 year up to approximately 23 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
The following table summarizes the components of lease cost:

Three Months Ended September 30,
(in millions)	2019
Operating lease cost	$31
Finance lease cost
Amortization of right-of-use assets	4
Total finance lease cost	4
Variable lease cost	1
Total lease cost	$36

The following tables summarizes supplemental balance sheet information related to leases:

(in millions)	September 30, 2019
Operating Leases
Operating lease assets	$394

Current portion of operating lease liabilities	103
Operating lease liabilities	312
Total operating lease liabilities	415

Finance Leases
Property and equipment, net	18

Current portion of long-term obligations	5
Long-term obligations, less current portion	12
Total finance lease liabilities	$17

27	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Notes to Financial Statements

The following tables summarizes supplemental cash flow information related to leases:

Three Months Ended September 30,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$31
Financing cash flows paid for finance lease	2
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	15
New finance leases	17
Amended lease standard adoption impact as of July 1, 2019 (1)	400

(1)	Includes the effect of $22 million from reclassifying deferred rent as an offset in accordance with the transition guidance.
Our operating leases had a weighted-average remaining lease term of 6.2 years and a weighted-average discount rate of 3.0 percent.
Future lease payments under non-cancellable leases as of September 30, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
Years Ending September 30,
Remainder of 2020	$91	$4	$95
2021	101	6	107
2022	79	4	83
2023	58	4	62
2024	41	1	42
Thereafter	149	—	149
Total future lease payments	519	19	538
Less: leases not yet commenced (1)	61	—	61
Less: imputed interest	43	2	45
Total lease liabilities	$415	$17	$432

(1)
As of September 30, 2019, we had certain leases that were executed but did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded in the condensed consolidated balance sheets.

As previously disclosed in our fiscal 2019 Form 10-K under the prior accounting guidance, the future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2019 for fiscal 2020 through 2024 and thereafter were as follows: $126 million, $100 million, $76 million, $54 million, $33 million and $94 million.

6. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $8.0 billion at both September 30, 2019 and June 30, 2019. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $19.7 billion and $21.5 billion at September 30, 2019 and June 30, 2019, respectively.
During the three months ended September 30, 2019, we repurchased a total of $74 million of notes due in 2022 and 2047 with available cash.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility.
In September 2019, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2022. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
Our revolving credit facility and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter from September 30, 2019 through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every fiscal quarter thereafter. As of September 30, 2019, we were in compliance with our financial covenants.
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

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	28

Notes to Financial Statements

Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters.
We are named from time to time in qui tam actions initiated by private third parties. In such actions, the private parties purport to act on behalf of federal or state governments, allege that false claims have been submitted for payment by the government and may receive an award if their claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own purporting to act on behalf of the government.
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption or anti-bribery laws. When we become aware of such possible compliance matters, we investigate internally and take appropriate corrective action. In addition, from time to time, we receive subpoenas or requests for information from various federal or state agencies relating to our business or to the business of a customer, supplier or other industry participants. Internal investigations, subpoenas or requests for information have led, and may in the future lead, to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
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
Opioid Lawsuits
Pharmaceutical wholesale distributors, including us, have been named as defendants in approximately 2,400 lawsuits relating to the distribution of prescription opioid pain medications. These lawsuits have been filed by counties, municipalities, cities and political subdivisions in various federal, state, and other courts. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as negligence, public nuisance and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio (the “MDL”).
In addition, 21 state attorneys general have filed lawsuits against distributors, including us, in various state courts.
Additionally, 43 state attorneys general have formed a multi-state task force to investigate the manufacturing, distribution, dispensing and prescribing practices of opioid medications. We have received requests related to the multi-state investigation, as well as separate civil investigative demands, subpoenas or requests for information from these and other state attorneys general offices.
In October 2019, we agreed in principle to a global settlement framework with a leadership group of four state attorneys general from the multi-state task force that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). This Settlement Framework is subject to contingencies and uncertainties as to final terms, but is the basis for our negotiation of definitive terms and documentation.
The Settlement Framework includes (1) a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years, (2) development and participation in a program for free or rebated distribution of opioid abuse treatment medications for a period of ten years, and (3) industry-wide changes to be specified to controlled substance anti-diversion programs. The Settlement Framework is in its early phases, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We have included a $5.56 billion accrual related to the Settlement Framework in deferred income taxes and other liabilities in the condensed consolidated balance sheets and litigation (recoveries)/charges, net, in the condensed consolidated statements of earnings.
On October 21, 2019, we and two other national distributors agreed to a $215 million settlement with two Ohio counties, Cuyahoga and

29	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Notes to Financial Statements

Summit, to resolve all claims in the first bellwether trial in the MDL that had been scheduled for trial in October 2019. In connection with this settlement, we have accrued $66 million, which is included in other accrued liabilities in the condensed consolidated balance sheets and litigation (recoveries)/charges, net, in the condensed consolidated statements of earnings.
In connection with these matters, we recorded a total pre-tax charge of $5.63 billion ($5.14 billion after tax) during the three-months ended September 30, 2019 for the cash component. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Moreover, the global Settlement Framework is in early stages and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review these opioid litigation matters to determine whether our accrual is adequate. We are unable to reasonably estimate the liability associated with any potential distribution of treatment medications and any incremental costs for changes to our controlled substance anti-diversion program that we may agree to under the Settlement Framework. The amount of ultimate loss may differ materially from this accrual. We continue to strongly dispute the allegations made in these lawsuits and reaching an agreement in principle on a global settlement framework is not an admission of liability or wrongdoing.
The Settlement Framework does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals. Private parties had brought approximately 325 lawsuits as of November 1, 2019. Of these, 97 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We will continue to vigorously defend ourselves in these matters.
Product Liability Lawsuits
As of November 1, 2019, we are named as a defendant in 280 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 3,463 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 24 lawsuits involving similar claims by approximately 28 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At September 30, 2019, we had a total of $414 million, net of estimated insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $836 million, net of estimated insurance recoveries.
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
Opioid Settlement Framework
In connection with the $5.63 billion pre-tax charge for the opioid litigation, we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 7 for more information regarding these matters.
Effective Tax Rate
During the three months ended September 30, 2019 and 2018, the effective tax rate was 7.9 percent and 19.4 percent, respectively. The change in the effective tax rate from fiscal 2019 to fiscal 2020 is primarily due to the net effects of the Settlement Framework, partially offset by the prior-year benefit of discrete tax items.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	30

Notes to Financial Statements

Unrecognized Tax Benefits
We had $943 million and $456 million of unrecognized tax benefits at September 30, 2019 and June 30, 2019, respectively. The September 30, 2019 and June 30, 2019 balances include $795 million and $303 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
At September 30, 2019 and June 30, 2019, we had $126 million and $122 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $10 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year. Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions, including IRS challenges to our international transfer pricing for the periods from 2008 to 2014, and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate or tax payments.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $168 million and $165 million at September 30, 2019 and June 30, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition. The indemnification receivable was $23 million and $22 million at September 30, 2019 and June 30, 2019, respectively, and is included in other assets in the condensed consolidated balance sheet.
Future adjustments to the financial statements may be necessary as final tax regulations related to U.S. Tax Reform are issued. We will assess any impact as additional guidance is issued.

9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Other investments (1)	$109	$—	$—	$109
Forward contracts (2)	—	95	—	95

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Other investments (1)	$118	$—	$—	$118
Forward contracts (2)	—	53	—	53

(1)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

(2) The fair value of interest rate swaps, foreign currency contracts, commodity contracts, and net investment hedges is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other, other assets, other accrued liabilities, and deferred income taxes and other liabilities within the condensed consolidated balance sheets.
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

31	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Notes to Financial Statements

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three months ended September 30, 2019 and 2018, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
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
During the three months ended September 30, 2019, we entered into a forward interest rate swap with a total notional amount of $50 million to hedge probable, but not firmly committed, future transactions associated with our debt.

Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three months ended September 30, 2019 and 2018. All gains and losses currently included within accumulated other comprehensive loss associated with our foreign exchange forward contracts to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
During three months ended September 30, 2019, we entered into a ¥64.0 billion cross-currency swap maturing in 2022.
During three months ended September 30, 2018, we entered into a €200 million cross-currency swap maturing in 2023.
Cross-currency swaps designated as net investment hedges are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of accumulated other comprehensive income/(loss) until the sale or substantial liquidation of the underlying net investments. To the extent the cross-currency swaps designated as net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in our net investment hedges during the three months ended September 30, 2019.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The gain and losses recognized in the three months ended September 30, 2019 and 2018 were immaterial. The principal currencies managed through foreign currency contracts are the euro, Canadian dollar, British pound, Japanese yen, and Chinese renminbi.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2019 and June 30, 2019 approximate fair value due to their short-term maturities.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	32

Notes to Financial Statements

The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2019	June 30, 2019
Estimated fair value	$8,001	$8,065
Carrying amount	7,991	8,031

The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Equity
During the three months ended September 30, 2019, we entered in an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $350 million and received an initial delivery of 6.4 million common shares having an aggregate cost of $280 million. The average price paid per common share was $43.76. The ASR program began on August 20, 2019 and is expected to conclude in the second quarter of fiscal 2020. We funded the repurchases with available cash and short-term borrowings.
During the three months ended September 30, 2018, we entered in an ASR program to purchase common shares for an aggregate purchase price of $600 million and received an initial delivery of 9.5 million common shares having an aggregate cost of $480 million. The average price paid per common share was $50.45. The ASR program began on August 16, 2018 and was completed on October 25, 2018 when we received the final delivery of 2.0 million common shares. We funded the repurchases with available cash and short-term borrowings.
The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(95)	$16	$(79)
Other comprehensive income/(loss), before reclassifications	(17)	—	(17)
Amounts reclassified to earnings	—	(5)	(5)
Other comprehensive income/(loss), net of tax	(17)	(5)	(22)
Balance at September 30, 2019	$(112)	$11	$(101)

The sum of components may not equal the total due to rounding.

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30,
(in millions)	2019	2018
Weighted-average common shares–basic	296	305
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	—	1
Weighted-average common shares–diluted	296	306

For the three months ended September 30, 2019, 6 million employee stock options, restricted share units and performance share units were excluded from the calculation of diluted shares outstanding, 1 million of which would be anti-dilutive as a result of the net loss for the period.
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for the three months ended September 30, 2018 were 6 million.
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

33	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Notes to Financial Statements

also distributes medical products to patients' homes in the United States through our Cardinal Health at-Home Solutions division.
Revenue
The following table presents revenue for each reportable segment, disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended September 30,
(in millions)	2019	2018
Pharmaceutical Distribution and Specialty Solutions (1)	$33,212	$31,209
Nuclear and Precision Health Solutions	216	207
Pharmaceutical segment revenue	33,428	31,416
Medical distribution and products (2)	3,446	3,380
Cardinal Health at-Home Solutions	471	421
Medical segment revenue	3,917	3,801
Total segment revenue	37,345	35,217
Corporate (3)	(4)	(4)
Total revenue	$37,341	$35,213

(1)	Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services".

(2)	Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.

(3)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

	Three Months Ended September 30,
(in millions)	2019	2018
United States	$36,310	$34,245
International	1,035	972
Total segment revenue	37,345	35,217
Corporate (1)	(4)	(4)
Total revenue	$37,341	$35,213

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial, and customer care shared services, human resources, information technology, and legal and compliance, including certain litigation defense costs. Corporate expenses are allocated to the segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.

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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $3 million and $7 million for the three months ended September 30, 2019 and 2018, respectively.
In connection with the opioid litigation as discussed further in Note 7, we recognized a pre-tax charge of $5.63 billion during the three months ended September 30, 2019, which was retained at Corporate.
In connection with the naviHealth divestiture, we recognized a pre-tax gain of $508 million during the three months ended September 30, 2018, which was retained at Corporate.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2019	2018
Pharmaceutical	$398	$409
Medical	170	135
Total segment profit	568	544
Corporate	(5,832)	272
Total operating earnings/(loss)	$(5,264)	$816

The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2019	June 30, 2019
Pharmaceutical	$21,755	$22,446
Medical	15,462	15,284
Corporate	1,962	3,233
Total assets	$39,179	$40,963

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	34

Notes to Financial Statements

	Three Months Ended September 30,
(in millions)	2019	2018
Restricted share unit expense	$17	$14
Employee stock option expense	1	4
Performance share unit expense	2	1
Total share-based compensation	$20	$19

The total tax benefit related to share-based compensation was $4 million and $5 million for the three months ended September 30, 2019 and 2018, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2019	2	$51.65
Granted	2	42.09
Vested	(1)	60.92
Canceled and forfeited	—	—
Nonvested at September 30, 2019	3	$45.29
At September 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $125 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2019	6	$63.78
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at September 30, 2019	6	$63.75
Exercisable at September 30, 2019	6	$63.67

At September 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $3 million, which is expected to be recognized over a weighted-average period of one year.

The following tables provide additional detail related to stock options:

(in millions)	September 30, 2019	June 30, 2019
Aggregate intrinsic value of outstanding options at period end	$10	$10
Aggregate intrinsic value of exercisable options at period end	10	10

(in years)	September 30, 2019	June 30, 2019
Weighted-average remaining contractual life of outstanding options	5	5
Weighted-average remaining contractual life of exercisable options	5	5

Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2019	0.9	$51.45
Granted	0.5	43.68
Vested	(0.1)	48.40
Canceled and forfeited	(0.1)	50.59
Nonvested at September 30, 2019	1.2	$50.84

At September 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $25 million, which is expected to be recognized over a weighted-average period of three years if the performance goals are achieved.

35	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
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
10.1
Fourth Amendment and Joinder, dated September 30, 2019, to the Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 2, 2019, File No. 1-11373)

10.2
Amendment No. 3 to Seventh Amended and Restated Performance Guaranty (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on October 2, 2019, File No. 1-11373)

10.3	Offer Letter to David C. Evans (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 8, 2019, File No. 1-11373)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
Cardinal Health Website
Cardinal Health uses its website as a channel of distribution for material company information. Important information, including news releases, financial information, earnings and analyst presentations, and information about upcoming presentations and events is routinely posted and accessible at ir.cardinalhealth.com. In addition, the website allows investors and other interested persons to sign up automatically to receive e-mail alerts when we post news releases, SEC filings and certain other information on its website.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	36

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	20
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4	Controls and Procedures	17

	Part II. Other Information
Item 1	Legal Proceedings	17
Item 1A	Risk Factors	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	36
	Signatures	38

N/A	Not applicable

37	Cardinal Health | Q1 Fiscal 2020 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 7, 2019	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	38