Form 10-Q
period 2019-12-31
CARDINAL HEALTH INC
filed 2020-02-06
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2020, was the following: 291,783,533.

Cardinal Health Q2 Fiscal 2020 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2020 and fiscal 2019 are to the fiscal years ending or ended June 30, 2020 and June 30, 2019, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" in this form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (our “2019 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
Non-GAAP Financial Measures

In the "Overview of Consolidated Results" section of MD&A, we use financial measures that are derived from our consolidated financial data but are not presented in our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). These measures are considered "non-GAAP financial measures" under the United States Securities and Exchange Commission ("SEC") rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this Form 10-Q.

1	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at December 31, 2019 and June 30, 2019, and in our condensed consolidated statements of earnings/(loss) for the three and six months ended December 31, 2019 and 2018. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2019 Form 10-K.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	2

MD&A	Overview

Overview of Consolidated Results
Revenue

During the three and six months ended December 31, 2019, revenue increased 5 percent to $39.7 billion and 6 percent to $77.1 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty solutions customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2019	2018	Change	2019	2018	Change
GAAP operating earnings/(loss)	$334	$504	(34)%	$(4,930)	$1,320	N.M
Surgical gown recall costs	96	—		96	—
State opioid assessment related to prior fiscal years	(1)	(29)		4	—
Restructuring and employee severance	56	12		86	44
Amortization and other acquisition-related costs	133	157		265	314
Impairments and (gain)/loss on disposal of assets	7	8		8	(503)
Litigation (recoveries)/charges, net	21	(15)		5,694	3
Non-GAAP operating earnings	$646	$637	1%	$1,223	$1,178	4%
The sum of the components may not equal the total due to rounding.
GAAP operating earnings during the three months ended December 31, 2019 were unfavorably impacted by a $96 million charge in connection with a voluntary recall for Association for the Advancement of Medical Instrumentation ("AAMI") Level 3 surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns, as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements." Also contributing to the decrease in GAAP operating earnings during the three months ended were restructuring costs mainly as a result of certain enterprise-wide cost-saving initiatives and the adverse impact of Pharmaceutical segment customer contract renewals.
The decrease in GAAP operating earnings during the six months ended December 31, 2019 was primarily due to a $5.63 billion pre-tax charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. As described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements", in October 2019, we agreed in principle to a global settlement framework with a leadership group of four state attorneys general that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions. GAAP operating earnings during the six months ended December 31, 2018 were favorably impacted by a $508 million pre-tax gain from the divestiture of our naviHealth Holdings, LLC ("naviHealth") business.
Non-GAAP operating earnings during the three months ended December 31, 2019 were essentially flat due to the performance of our Pharmaceutical segment generics program offset by the adverse impact of Pharmaceutical segment customer contract renewals.

3	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

MD&A	Overview

The increase in non-GAAP operating earnings during the six months ended December 31, 2019 was primarily due to the beneficial impact of enterprise-wide cost-savings measures, growth from specialty solutions and the performance of our Pharmaceutical segment generics program. These positive factors were partially offset by the adverse impact of Pharmaceutical segment customer contract renewals.
GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2019 (2)	2018 (2)	Change	2019 (2) (3)	2018 (2)	Change
GAAP diluted EPS (1)	$0.75	$0.93	(19)%	$(15.99)	$2.88	N.M
Surgical gown recall costs	0.24	—		0.24	—
State opioid assessment related to prior fiscal years	—	(0.07)		0.01	—
Restructuring and employee severance	0.14	0.03		0.22	0.11
Amortization and other acquisition-related costs	0.34	0.40		0.67	0.79
Impairments and (gain)/loss on disposal of assets	0.02	0.02		0.02	(1.22)
Litigation (recoveries)/charges, net	0.06	(0.04)		17.66	0.01
Loss on extinguishment of debt	0.01	—		0.01	—
Transitional tax benefit, net	(0.04)	0.01		(0.04)	0.01
Non-GAAP diluted EPS (1)	$1.52	$1.29	18%	$2.80	$2.58	9%
The sum of the components may not equal the total due to rounding.

(1)	Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS")

(2)
The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."

(3)
For the six months ended December 31, 2019, GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 294 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Year-to-date fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.

During the three months ended December 31, 2019, GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") decreased primarily due to factors discussed above impacting GAAP operating earnings, partially offset by a lower effective tax rate due to favorable changes in jurisdictional mix and discrete tax items.
During the six months ended December 31, 2019, we had a $(15.99) GAAP diluted loss per share due to the charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. The charge had a $(17.49) per share after tax impact on GAAP diluted EPS during the six months ended December 31, 2019. GAAP diluted EPS during the six months ended December 31, 2018 was favorably impacted by a $1.25 per share gain from the divestiture of naviHealth.
During the three months ended December 31, 2019, non-GAAP diluted EPS increased 18 percent to $1.52 per share. This increase was primarily due to the factors discussed above impacting non-GAAP operating earnings, a lower effective tax rate due to favorable changes in jurisdictional mix and a lower share count as a result of share repurchases.
During the six months ended December 31, 2019, non-GAAP diluted EPS increased 9 percent to $2.80 per share. This increase was primarily due to the factors discussed above impacting non-GAAP operating earnings, a lower share count as a result of share repurchases and lower interest expense due to less debt outstanding. The year-over-year comparison was unfavorably impacted by the prior-year benefit from discrete tax items, largely related to international legal entity changes.
Cash and Equivalents

Our cash and equivalents balance was $1.7 billion at December 31, 2019 compared to $2.5 billion at June 30, 2019. During the six months ended December 31, 2019, net cash provided by operating activities was $44 million and we deployed $793 million for long-term debt repayments, $350 million for share repurchases, and $287 million for cash dividends. At December 31, 2019, we had $458 million outstanding under our commercial paper program and $225 million outstanding under our committed receivables sales facility.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	4

MD&A	Overview

Significant Developments in Fiscal 2020 and Trends
Opioid Lawsuits Development

In October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions (the "Settlement Framework"). This Settlement Framework is subject to contingencies and uncertainties as to final terms, but is the basis for our negotiation of definitive terms and documentation. The Settlement Framework includes (1) a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years, (2) development and participation in a program for free or rebated distribution of opioid abuse treatment medications for a period of ten years, and (3) industry-wide changes to be specified to controlled substance anti-diversion programs. In order to continue working on the Settlement Framework, we also agreed, with two other national distributors, to a $215 million settlement with two plaintiffs counties of a trial that had been scheduled for October 2019; our portion of that settlement is $66 million, which was paid in January 2020.
In connection with these matters, we recorded a total pre-tax charge of $5.63 billion ($5.14 billion after tax) during the six months ended December 31, 2019 in litigation (recoveries)/charges, net, in the condensed consolidated statement of earnings for the cash component. We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Final terms of a settlement under the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review these opioid litigation matters to determine whether our accrual is adequate. We are unable to reasonably estimate the liability associated with any potential distribution of treatment medications and any incremental costs for changes to our controlled substance anti-diversion program that we may agree to under the Settlement Framework. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Also in connection with these matters, we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, during the six months ended December 31, 2019, reflecting our current assessment of the estimated future deductibility of the amount that may be paid under the $5.63 billion accrual taken in connection with the opioid litigation. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. For tax benefits that do not qualify for recognition, we recognize a liability for unrecognized tax benefits. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the U.S. Tax Cuts and Jobs Act (“Tax Act”). We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act which is subject to further interpretation by the U.S. Internal Revenue Service ("IRS"). Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.
Surgical Gown Recalls

In January, 2020, we issued a voluntary recall for 9.1 million AAMI Level 3 surgical gowns and two voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for 2.9 million Presource Procedure Packs containing affected gowns (together, the "Recalls"). These Recalls were necessary because we discovered in December 2019 that one of our FDA-registered suppliers in China had shifted production of some gowns to unapproved sites with uncontrolled environments. Because of this, we could not assure sterility of the gowns.
In connection with these Recalls, in the three months ended December 31, 2019, we recorded a total charge of $96 million, of which $56 million is within cost of products sold and $40 million is within SG&A in the condensed consolidated statements of earnings. This charge represents our best estimate of costs for the Recalls and include inventory write-off costs and certain remediation and supply disruption costs, such as costs to replace recalled products. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The amount of ultimate loss may differ materially from this accrual. This charge, and any future increases or adjustments, will be excluded from our non-GAAP results and the results of our Medical segment. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

5	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

MD&A	Overview

In addition to the charge for the three months ended December 31, 2019, we expect that the Recalls will have other negative impacts, which could include: government investigations and enforcement actions by the U.S. Food and Drug Administration or other regulators or U.S. or international governmental bodies (possibly resulting in product seizures, additional recalls, the issuance of safety alerts, the suspension or revocation of the authority to produce, distribute and sell products and other civil or criminal sanctions); losses due to patient claims, including product liability claims and lawsuits; and customer claims unrelated to their direct costs from the supply chain disruption.
Additionally, these surgical gowns and procedure packs are used in surgeries throughout the United States and internationally. Due to quality standards, it is challenging to quickly establish additional or replacement suppliers. These Recalls are expected to result in sustained supply reductions and market shortages. We understand that, due to these supply shortages, surgeries have been delayed or canceled, and we expect that additional surgeries will be delayed or canceled over a period of several weeks or months. This and other aspects of the Recalls could result in reputational harm and loss of customers and sales.
Trends

Within our Pharmaceutical segment, segment profit increased during the six months ended December 31, 2019 compared to the prior-year period due, in part, to performance from our generics program, while for the past two fiscal years, Pharmaceutical segment profit had decreases compared to the prior year due, in part, to performance from our generics program. As is generally the case, the frequency, timing, magnitude and profit impact of generic pharmaceutical customer and manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2020 could be more or less than we expect.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	6

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2019	2018	Change	2019	2018	Change
Pharmaceutical	$35,714	$33,740	6%	$69,142	$65,155	6%
Medical	4,023	4,006	—%	7,940	7,807	2%
Total segment revenue	39,737	37,746	5%	77,082	72,962	6%
Corporate	(2)	(6)	N.M	(6)	(9)	N.M
Total revenue	$39,735	$37,740	5%	$77,076	$72,953	6%
Pharmaceutical Segment
Pharmaceutical segment revenue growth was primarily due to sales growth from pharmaceutical distribution and specialty solutions customers, which together increased revenue by $2.0 billion and $4.0 billion during the three and six months ended December 31, 2019, respectively.
Medical Segment
Medical segment revenue was essentially flat during the three months ended December 31, 2019 with sales growth from Cardinal Health at-Home Solutions offset by lower sales from products and distribution.
Medical segment revenue increased slightly during the six months ended December 31, 2019 primarily due to sales growth from Cardinal Health at-Home Solutions and products and distribution. The increase was partially offset by the divestiture of naviHealth in the prior year.
Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2019 increased $2.0 billion (6 percent) and $4.1 billion (6 percent) compared to the respective prior-year periods as a result of the factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

MD&A	Results of Operations

Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2019	2018	Change	2019	2018	Change
Gross margin	$1,714	$1,730	(1)%	$3,393	$3,397	—%
Gross margin was essentially flat versus prior-year periods during both the three and six months ended December 31, 2019.
Gross margin rate declined 27 basis points during the three months ended December 31, 2019 mainly due to a $56 million charge in connection with the Recalls, as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A, the adverse impact of pharmaceutical customer contract renewals, and changes in pharmaceutical distribution product mix, partially offset by the performance of our Pharmaceutical segment generics program.
Gross margin rate declined 26 basis points during the six months ended December 31, 2019 mainly due to the adverse impact of pharmaceutical customer contract renewals, the $56 million charge in connection with the Recalls, as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A, and changes in pharmaceutical distribution product mix.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2019	2018	Change	2019	2018	Change
SG&A expenses	$1,163	$1,064	9%	$2,270	$2,219	2%
During the three months ended December 31, 2019, SG&A expenses increased primarily due to a $40 million charge in connection with the Recalls as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A, higher costs to support sales growth and fluctuations in deferred compensation liabilities, partially offset by the beneficial impact of enterprise-wide cost saving measures. During the three months ended December 31, 2018, SG&A expenses benefited from the reversal of the $34 million that we accrued in the first quarter of fiscal 2019 for the New York Opioid Stewardship Act assessment for opioids sold or distributed in New York state when the New York Opioid Stewardship Act was ruled unconstitutional.
During the six months ended December 31, 2019, SG&A expenses increased slightly due to the higher costs to support the sales growth, the $40 million charge in connection with the Recalls, as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A, and fluctuations in deferred compensation liabilities, mostly offset by the beneficial impact of enterprise-wide cost saving measures.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	8

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2019	2018	Change	2019	2018	Change
Pharmaceutical	$462	$443	4%	$860	$851	1%
Medical	195	188	4%	365	323	13%
Total segment profit	657	631	4%	1,225	1,174	4%
Corporate	(323)	(127)	154%	(6,155)	146	N.M
Total consolidated operating earnings/(loss)	$334	$504	(34)%	$(4,930)	$1,320	N.M
Pharmaceutical Segment Profit
Pharmaceutical segment profit during the three months ended December 31, 2019 increased due to the performance of our generics program and growth from specialty solutions, partially offset by the adverse impact of customer contract renewals.
Pharmaceutical segment profit during the six months ended December 31, 2019 increased slightly due to the beneficial impact of cost-savings measures, growth from specialty solutions and the performance of our generics program, mostly offset by the adverse impact of customer contract renewals.
Medical Segment Profit
Medical segment profit during the three months ended December 31, 2019 increased primarily due to the beneficial impact of cost-savings measures, partially offset by the performance of products and distribution.
Medical segment profit during the six months ended December 31, 2019 increased primarily due to beneficial impact of cost-savings measures.
Medical segment financial results do not include the $96 million charge incurred during the three and six months ended December 31, 2019 in connection with the Recalls, as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A.
Corporate
The changes in Corporate during the three and six months ended December 31, 2019 were due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows. Corporate was also adversely impacted by the $96 million charge incurred during the three and six months ended December 31, 2019 in connection with the Recalls, as described further within the Significant Developments in Fiscal 2020 and Trends section in this MD&A. The Recalls charge is included within Corporate to allow investors to better understand the underlying operating results of the Medical segment and to facilitate comparison of Medical segment current financial results to historical financial results and the results of peers.

9	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2019	2018	2019	2018
Restructuring and employee severance	$56	$12	$86	$44
Amortization and other acquisition-related costs	133	157	265	314
Impairments and (gain)/loss on disposal of assets, net	7	8	8	(503)
Litigation (recoveries)/charges, net	21	(15)	5,694	3
Restructuring and Employee Severance
We incurred $42 million and $8 million during the three months ended December 31, 2019 and 2018, respectively, and $62 million and $34 million, during the six months ended December 31, 2019 and 2018, respectively, of expenses in connection with our implementation of certain enterprise-wide cost-saving measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $127 million and $133 million for the three months ended December 31, 2019 and 2018, respectively, and $256 million and $266 million for the six months ended December 31, 2019 and 2018, respectively.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $3 million and $22 million for the three months ended December 31, 2019 and 2018, respectively, and $4 million and $44 million for the six months ended December 31, 2019 and 2018, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the six months ended December 31, 2018, we recognized a pre-tax gain of $508 million related to the divestiture of our naviHealth business.
Litigation (Recoveries)/Charges, Net
During the six months ended December 31, 2019, we recognized a pre-tax charge of $5.63 billion ($5.14 billion after tax) associated with the opioid litigation. See Significant Developments in Fiscal 2020 and Trends section in this MD&A for additional information.
The costs we recognized in connection with the IVC filter product liability claims during the three months ended December 31, 2019 and 2018 were $17 million and $32 million, respectively, and $62 million and $45 million during the six months ended December 31, 2019 and 2018, respectively.
Recoveries in class action antitrust lawsuits recognized were $14 million and $47 million for the three months ended December 31, 2019 and 2018, respectively, and $16 million and $47 million for the six months ended December 31, 2019 and 2018, respectively.
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2019	2018	Change	2019	2018	Change
Other (income)/expense, net	$(12)	$21		$2	$25
Interest expense, net	63	76	(17)%	129	152	(15)%
Loss on extinguishment of debt	4	—	N.M	4	—	N.M
Other (Income)/Expense, Net
During the three and six months ended December 31, 2019, other (income)/expense, net was favorable compared to the respective prior-year periods primarily due to increased returns from investments, which are used to offset fluctuations in deferred compensation liabilities as discussed further in Note 9.
Interest Expense, Net
The decrease in interest expense during the three and six months ended December 31, 2019 was primarily due to less debt outstanding.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	10

MD&A	Results of Operations

Provision for/(Benefit from) Income Taxes

During the three months ended December 31, 2019 and 2018, the effective tax rate was 21.0 percent and 31.0 percent, respectively. The change in the effective tax rate for the three months ended December 31, 2019 compared to the prior period was primarily due to the favorable impact from changes in jurisdictional mix and discrete items recognized in the second quarter of fiscal 2020, largely driven by changes as a result of tax reform.
During the six months ended December 31, 2019 and 2018, the effective tax rate was 7.2 percent and 23.5 percent, respectively. The change in the effective tax rate for the six months ended December 31, 2019 compared to the prior period was primarily due to the net tax benefit of $487 million related to the opioid litigation pre-tax charge of $5.63 billion, as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A.

11	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, early extinguishment of debt, dividends and share repurchases as well as potential opioid litigation settlement payments associated with the Settlement Framework. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $1.7 billion at December 31, 2019 compared to $2.5 billion at June 30, 2019. At December 31, 2019, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the six months ended December 31, 2019, net cash provided by operating activities was $44 million and we deployed $793 million for long-term debt repayments, $350 million for share repurchases, and $287 million for cash dividends.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at December 31, 2019 includes $788 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2019 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2019, we had $458 million outstanding under our commercial paper program and $225 million outstanding under committed receivables sales facility. During the six months ended December 31, 2019, we had maximum amounts outstanding under our commercial paper program and our committed receivables program of $960 million and $700 million, respectively. The maximum combined total daily amounts outstanding was $1.2 billion and the average daily amount outstanding was $88 million.

In September 2019, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2022. Our revolving credit and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every quarter thereafter. As of December 31, 2019, we were in compliance with this financial covenant.
Long-Term Debt and Other Short-Term Borrowings
At December 31, 2019, we had total long-term obligations, including the current portion and other short-term borrowings, of $7.9 billion. In November 2019, we repaid the full principal of the 2.4% Notes due 2019 at maturity for $450 million. During the six months ended December 31, 2019, we early repurchased $207 million of the 2.616% Notes due 2022, $10 million of the 3.2% Notes due 2022, $14 million of the Floating Rate Notes due 2022, $81 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $2 million of the 4.9% Notes due 2045, and $21 million of the 4.368% Notes due 2047. The repurchases were paid for with available cash and other short-term borrowings. In connection with the early debt repurchases, we recorded a $4 million loss on extinguishment of debt.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	12

MD&A	Liquidity and Capital Resources

Capital Deployment

Opioid Settlement Framework
In October 2019, we agreed in principle to a Settlement Framework which includes a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years. We currently expect payment amounts under the Settlement Framework to be spread through the 18-year period subject to participation by states and political subdivisions. See Significant Developments in Fiscal 2020 and Trends section in this MD&A for additional information.
Capital Expenditures
Capital expenditures during the six months ended December 31, 2019 and 2018 were $149 million and $116 million, respectively.
Dividends
On each of May 8, 2019, August 7, 2019 and November 6, 2019, our Board of Directors approved a quarterly dividend of $0.4811 per share, or $1.92 per share on an annualized basis, which were paid on July 15, 2019, October 15, 2019 and January 15, 2020, respectively.

Share Repurchases
During the six months ended December 31, 2019, we repurchased $350 million of our common shares under an accelerated share repurchase ("ASR") program. We funded the ASR program with available cash and short-term borrowings. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information. At December 31, 2019, we had $943 million authorized for share repurchases.

13	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2019 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2019. There have been no subsequent material changes outside of the ordinary course of business to those items except for the agreement in principle on a global settlement framework designed to resolve all pending and future opioid lawsuits and claims brought by states and political subdivisions described in the Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements."

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	14

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2019. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2019 Form 10-K and our From 10-Q for the quarter ended September 30, 2019.
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
Goodwill

Purchased goodwill is tested for impairment annually or when indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There is an option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. We elected to bypass the qualitative assessment for our annual impairment test in fiscal 2019. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component).
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
As noted within the Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements", we recorded a charge of $96 million within Corporate during the three and six months ended December 31, 2019 in connection with the Recalls that would be allocated to the Medical Unit for purposes of goodwill impairment testing. The Recalls could result in loss of customers and sales. However, at this time, we do not expect these impacts to be meaningfully sustained such that they would indicate the fair value of the Medical Unit is less than its carrying amount.
Adverse changes in key assumptions, including related to our current assumptions about the impact of the Recalls, may result in a decline in fair value below the carrying value in the future resulting in an impairment in our Medical Unit in future periods, which could adversely affect our results of operations.
Loss Contingencies

In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A, we recorded a pre-tax charge of $5.63 billion ($5.14 billion after tax) during the six months ended December 31, 2019. We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Final terms of a settlement under the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual.

15	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
In connection with the $5.63 billion pre-tax charge for the opioid litigation, during the six months ended December 31, 2019 we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the Notes to the "Condensed Consolidated Financial Statements" for more information regarding these matters.
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
In addition to analyzing our business based on financial information prepared in accordance with GAAP, we use these non-GAAP financial measures internally to evaluate our performance, engage in financial and operational planning, and, in most cases, determine incentive compensation because we believe that these measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business. We provide these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on our financial and operating results on a year-over-year basis and in comparing our performance to that of our competitors. However, the non-GAAP financial measures that we use may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth below should be carefully evaluated.
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

•
Surgical gown recall costs includes inventory write-offs and certain remediation and supply disruption costs arising from the January 2020 recall of select Association for the Advancement of Medical Instrumentation (AAMI) Level 3 surgical gowns and voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for Presource Procedure Packs containing affected gowns. We have excluded these costs from our non-GAAP metrics to allow investors to better understand the underlying operating results of the business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies’ financial results.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	16

Explanation and Reconciliation of Non-GAAP Financial Measures

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
Non-GAAP operating earnings: operating earnings/(loss) excluding (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, and (7) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings/(loss) before income taxes excluding (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, and (8) loss on extinguishment of debt.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings/(loss) attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on extinguishment of debt, each net of tax, and (9) transitional tax benefit, net.
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-

17	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on extinguishment of debt, and (9) transitional tax benefit, (net) divided by (earnings/(loss) before income taxes adjusted for the first eight items).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	18

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2019
GAAP	$334	(34)%	$279	$59	$220	(21)%	$0.75	(19)%
Surgical gown recall costs	96		96	25	71		0.24
State opioid assessment related to prior fiscal years	(1)		(1)	—	(1)		—
Restructuring and employee severance	56		56	14	42		0.14
Amortization and other acquisition-related costs	133		133	33	100		0.34
Impairments and (gain)/loss on disposal of assets, net	7		7	2	5		0.02
Litigation (recoveries)/charges, net	21		21	3	18		0.06
Loss on extinguishment of debt	—		4	1	3		0.01
Transitional tax benefit, net	—		—	11	(11)		(0.04)
Non-GAAP	$646	1%	$596	$148	$448	16%	$1.52	18%
	Three Months Ended December 31, 2018
GAAP	$504	26%	$407	$126	$280	(73)%	$0.93	(72)%
State opioid assessment related to prior fiscal years	(29)		(29)	(8)	(21)		(0.07)
Restructuring and employee severance	12		12	3	9		0.03
Amortization and other acquisition-related costs	157		157	39	119		0.40
Impairments and (gain)/loss on disposal of assets, net	8		8	1	7		0.02
Litigation (recoveries)/charges, net	(15)		(15)	(4)	(11)		(0.04)
Transitional tax benefit, net	—		—	(3)	3		0.01
Non-GAAP	$637	(13)%	$540	$154	$385	(19)%	$1.29	(15)%
	Six Months Ended December 31, 2019
GAAP	$(4,930)	N.M	$(5,065)	$(364)	$(4,702)	N.M	$(15.99)	N.M
Surgical gown recall costs	96		96	25	71		0.24
State opioid assessment related to prior fiscal years	4		4	1	3		0.01
Restructuring and employee severance	86		86	21	65		0.22
Amortization and other acquisition-related costs	265		265	67	198		0.67
Impairments and (gain)/loss on disposal of assets, net	8		8	2	6		0.02
Litigation (recoveries)/charges, net[3]	5,694		5,694	501	5,193		17.66
Loss on extinguishment of debt	—		4	1	3		0.01
Transitional tax benefit, net	—		—	11	(11)		(0.04)
Non-GAAP	$1,223	4%	$1,092	$265	$826	6%	$2.80	9%
	Six Months Ended December 31, 2018
GAAP	$1,320	100%	$1,143	$269	$873	(25)%	$2.88	(22)%
Restructuring and employee severance	44		44	11	33		0.11
Amortization and other acquisition-related costs	314		314	74	240		0.79
Impairments and (gain)/loss on disposal of assets, net	(503)		(503)	(133)	(370)		(1.22)
Litigation (recoveries)/charges, net	3		3	—	3		0.01
Transitional tax benefit, net	—		—	(3)	3		0.01
Non-GAAP	$1,178	(12)%	$1,001	$218	$782	(5)%	$2.58	(1)%

19	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

[1]	Attributable to Cardinal Health, Inc.

[2]
For the six months ended December 31, 2019, GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 294 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Year-to-date fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.

[3]	Litigation (recoveries)/charges, net includes a pre-tax charge of $5.63 billion ($5.14 billion after tax) recorded in the first quarter of fiscal 2020 related to the opioid litigation.

The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	20

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2019 Form 10-K since the end of fiscal 2019 through December 31, 2019.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Legal Proceedings
In addition to the proceeding described below, the legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
In June 2019, Melissa Cohen, a purported shareholder, filed an action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances. The derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorneys' fees. In December 2019 and January 2020, similar complaints were filed in the U.S. District Court for the Southern District of Ohio by purported shareholders, Stanley M. Malone and Michael Splaine, respectively. In January, 2020, the court granted the plaintiffs' unopposed motion to consolidate the derivative cases under the caption In re Cardinal Health, Inc. Derivative Litigation.
Risk Factors
You should carefully consider the information in this Form 10-Q, including the risk factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2019 Form 10-K, our Form 10-Q for the quarter ended September 30, 2019, and other filings with the SEC since June 30, 2019. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

The recalls of certain surgical gowns and related Presource Procedure Packs had a negative impact on our financial results in the three months ended December 31, 2019, and are expected to have additional negative financial and operational impacts.
In January, 2020, we issued a voluntary recall for 9.1 million AAMI Level 3 surgical gowns and two voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for 2.9 million Presource Procedure Packs containing affected gowns (together, the "Recalls"). The Recalls were necessary because we discovered in December 2019 that one of our FDA-registered suppliers in China had shifted production of some gowns to unapproved sites with uncontrolled environments. Because of this, we could not assure sterility of the gowns.
In connection with the Recalls, in the three months ended December 31, 2019, we recorded a total charge of $96 million, of which $56 million is within cost of products sold and $40 million is within SG&A in the condensed consolidated statements of earnings. This charge represents our best estimate of costs for the Recalls and includes inventory write-off costs and certain remediation and supply disruption costs, such as costs to replace recalled products. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The amount of ultimate loss may differ materially from this accrual.
In addition to the charge for the three months ended December 31, 2019, we expect that the Recalls will have other negative impacts, which could include: government investigations and enforcement actions by the U.S. Food and Drug Administration or other regulators or U.S. or international governmental bodies (possibly resulting in product seizures, additional recalls, the issuance of safety alerts, the

21	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Other

suspension or revocation of the authority to produce, distribute and sell products and other civil or criminal sanctions); losses due to patient claims, including product liability claims and lawsuits; and customer claims unrelated to their direct costs from the supply disruption.
Additionally, these surgical gowns and procedure packs are used in surgeries throughout the United States and internationally. Due to quality standards, it is challenging to quickly establish additional or replacement suppliers. These Recalls are expected to result in sustained supply reductions and market shortages. We understand that, due to these supply shortages, surgeries have been delayed or canceled, and we expect that additional surgeries will be delayed or canceled over a period of several weeks or months. This and other aspects of the Recalls could result in reputational harm and loss of customers and sales.
The public health crisis involving the abuse of prescription opioid pain medication and our efforts to resolve related claims could have additional or unexpected material negative effects on our business.
Our Pharmaceutical segment distributes prescription opioid pain medications. In recent years, the abuse of prescription opioid pain medication has become a public health crisis.
A significant number of counties, municipalities and other plaintiffs, including a number of state attorneys general, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors (including us), retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications. In addition, we are currently being investigated or sued by other states for the same activities and could be named as a defendant in additional lawsuits. The defense and resolution of current and future lawsuits and events relating to these lawsuits are subject to uncertainty and could have a material adverse effect on our results of operations, financial condition, cash flows, liquidity, our ability to pay dividends or repurchase our shares, or have adverse reputational or operational effects on our business.
In October 2019, we agreed in principle to a Settlement Framework and in connection with this development we recorded a pre-tax accrual of $5.56 billion in the six months ended December 31, 2019. This Settlement Framework is subject to contingencies but is the basis for our negotiation of definitive terms and documentation. Final terms of a settlement under the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for more information regarding these matters.
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
Additionally, in connection with the $5.63 billion pre-tax charge for the opioid litigation, in the six months ended December 31, 2019, we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for more information regarding these matters.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year. Tax laws are complex and subject to varying interpretations. Tax authorities have challenged

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	22

Other

some of our tax positions, including IRS challenges to our international transfer pricing for the periods from 2008 to 2014, and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate or tax payments.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
October 2019	1,214	$48.05	—	$1,013
November 2019	255	52.92	—	1,013
December 2019	894,064	48.00	893,696	943
Total	895,533	$48.00	893,696	$943

(1)	Reflects 1,214, 255 and 368 common shares purchased in October, November and December 2019, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On August 20, 2019, we entered into an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $350 million, which was completed on December 4, 2019. During the six months ended December 31, 2019, we repurchased 7.3 million common shares at a weighted average price of $48.00 under this program. During December 2019, the ASR program closed and upon settlement, we received 893,696 remaining common shares. Upon closing of the ASR program we have $943 million remaining under our program. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

(3)
On February 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2020. On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2021 and as of December 31, 2019, we have $943 million authorized for share repurchases remaining under this program.

23	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2019	2018	2019	2018
Revenue	$39,735	$37,740	$77,076	$72,953
Cost of products sold	38,021	36,010	73,683	69,556
Gross margin	1,714	1,730	3,393	3,397

Operating expenses:
Distribution, selling, general and administrative expenses	1,163	1,064	2,270	2,219
Restructuring and employee severance	56	12	86	44
Amortization and other acquisition-related costs	133	157	265	314
Impairments and (gain)/loss on disposal of assets, net	7	8	8	(503)
Litigation (recoveries)/charges, net	21	(15)	5,694	3
Operating earnings/(loss)	334	504	(4,930)	1,320

Other (income)/expense, net	(12)	21	2	25
Interest expense, net	63	76	129	152
Loss on extinguishment of debt	4	—	4	—
Earnings/(loss) before income taxes	279	407	(5,065)	1,143

Provision for/(benefit from) income taxes	59	126	(364)	269
Net earnings/(loss)	220	281	(4,701)	874

Less: Net earnings attributable to noncontrolling interests	—	(1)	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$220	$280	$(4,702)	$873

Earnings/(loss) per common share attributable to Cardinal Health, Inc.:
Basic	$0.75	$0.94	$(15.99)	$2.90
Diluted	0.75	0.93	(15.99)	2.88

Weighted-average number of common shares outstanding:
Basic	292	299	294	302
Diluted	294	300	294	303

Cash dividends declared per common share	$0.4811	$0.4763	$0.9622	$0.9526
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	24

Financial Statements

Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2019	2018	2019	2018
Net earnings/(loss)	$220	$281	$(4,701)	$874

Other comprehensive loss:
Foreign currency translation adjustments and other	(1)	(26)	(18)	(29)
Net unrealized loss on derivative instruments, net of tax	(1)	(1)	(6)	(2)
Total other comprehensive loss, net of tax	(2)	(27)	(24)	(31)

Total comprehensive income/(loss)	218	254	(4,725)	843

Less: comprehensive income attributable to noncontrolling interests	—	(1)	(1)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$218	$253	$(4,726)	$842
See notes to condensed consolidated financial statements.

25	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and equivalents	$1,659	$2,531
Trade receivables, net	8,280	8,448
Inventories, net	13,799	12,822
Prepaid expenses and other	1,998	1,946
Total current assets	25,736	25,747

Property and equipment, net	2,301	2,356
Goodwill and other intangibles, net	11,523	11,808
Other assets	1,482	1,052
Total assets	$41,042	$40,963

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,459	$21,535
Current portion of long-term obligations and other short-term borrowings	1,192	452
Other accrued liabilities	2,239	2,122
Total current liabilities	24,890	24,109

Long-term obligations, less current portion	6,742	7,579
Deferred income taxes and other liabilities	8,408	2,945

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at December 31, 2019 and June 30, 2019, respectively	2,752	2,763
Retained earnings	449	5,434
Common shares in treasury, at cost: 35 million shares and 28 million shares at December 31, 2019 and June 30, 2019, respectively	(2,099)	(1,790)
Accumulated other comprehensive loss	(103)	(79)
Total Cardinal Health, Inc. shareholders' equity	999	6,328
Noncontrolling interests	3	2
Total shareholders’ equity	1,002	6,330
Total liabilities and shareholders’ equity	$41,042	$40,963
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	26

Financial Statements

Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended December 31, 2019
Balance at September 30, 2019	327	$2,669	$371	(34)	$(2,039)	$(101)	$3	$903
Net earnings			220				—	220
Other comprehensive loss, net of tax						(2)		(2)
Employee stock plans activity, net of shares withheld for employee taxes	—	13			10			23
Share repurchase program activity		70		(1)	(70)			—
Dividends declared			(143)					(143)
Other			1				—	1
Balance at December 31, 2019	327	$2,752	$449	(35)	$(2,099)	$(103)	$3	$1,002

	Three Months Ended December 31, 2018
Balance at September 30, 2018	327	$2,590	$5,097	(27)	$(1,678)	$(96)	$—	$5,913
Net earnings			280				1	281
Other comprehensive loss, net of tax						(27)		(27)
Employee stock plans activity, net of shares withheld for employee taxes	—	18			3			21
Share repurchase program activity		120		(2)	(120)			—
Dividends declared			(143)					(143)
Other			(1)				(1)	(2)
Balance at December 31, 2018	327	$2,728	$5,233	(29)	$(1,795)	$(123)	$—	$6,043

	Six Months Ended December 31, 2019
Balance at June 30, 2019	327	$2,763	$5,434	(28)	$(1,790)	$(79)	$2	$6,330
Net earnings/(loss)			(4,702)				1	(4,701)
Other comprehensive loss, net of tax						(24)		(24)
Employee stock plans activity, net of shares withheld for employee taxes	—	(11)			41			30
Share repurchase program activity		—		(7)	(350)			(350)
Dividends declared			(284)					(284)
Other			1				—	1
Balance at December 31, 2019	327	$2,752	$449	(35)	$(2,099)	$(103)	$3	$1,002

	Six Months Ended December 31, 2018
Balance at June 30, 2018	327	$2,730	$4,645	(18)	$(1,224)	$(92)	$—	$6,059
Net earnings			873				1	874
Other comprehensive loss, net of tax						(31)		(31)
Employee stock plans activity, net of shares withheld for employee taxes	—	(2)			29			27
Share repurchase program activity		—		(11)	(600)			(600)
Dividends declared			(286)					(286)
Other			1				(1)	—
Balance at December 31, 2018	327	$2,728	$5,233	(29)	$(1,795)	$(123)	$—	$6,043
See notes to condensed consolidated financial statements.

27	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net earnings/(loss)	$(4,701)	$874

Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	464	498
Impairments and loss on sale of other investments	—	2
Impairments and (gain)/loss on disposal of assets, net	8	(503)
Loss on extinguishment of debt	4	—
Share-based compensation	41	41
Provision for bad debts	47	40
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	121	(191)
Increase in inventories	(991)	(753)
Increase/(decrease) in accounts payable	(77)	941
Other accrued liabilities and operating items, net	5,128	(213)
Net cash provided by operating activities	44	736

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(21)
Additions to property and equipment	(149)	(116)
Purchase of investments	(6)	(10)
Proceeds from sale of investments	2	2
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	2	740
Net cash provided by/(used in) investing activities	(151)	595

Cash flows from financing activities:
Net change in short-term borrowings	681	—
Reduction of long-term obligations	(793)	(2)
Net tax withholdings from share-based compensation	(11)	(13)
Dividends on common shares	(287)	(293)
Purchase of treasury shares	(350)	(600)
Net cash used in financing activities	(760)	(908)

Effect of exchange rates changes on cash and equivalents	(5)	(4)

Net increase/(decrease) in cash and equivalents	(872)	419
Cash and equivalents at beginning of period	2,531	1,763
Cash and equivalents at end of period	$1,659	$2,182
See notes to condensed consolidated financial statements.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	28

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
References to "we," "our," and similar pronouns in in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2020 and 2019 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2020 and June 30, 2019, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the United States Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. To conform to the current year presentation, certain prior year amounts have been reclassified. In addition, financial results presented for this fiscal 2020 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2020. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the "2019 Form 10-K").
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

29	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Notes to Financial Statements

2. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended December 31,
(in millions)	2019	2018
Employee-related costs (1)	$42	$12
Facility exit and other costs (2)	14	—
Total restructuring and employee severance	$56	$12

	Six Months Ended December 31,
(in millions)	2019	2018
Employee-related costs (1)	$62	$41
Facility exit and other costs (2)	24	3
Total restructuring and employee severance	$86	$44

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

During fiscal 2020 and 2019, we implemented certain enterprise-wide cost-saving initiatives affecting various functional and commercial areas intended to optimize and simplify our operating model and cost structure. We incurred $42 million and $8 million during the three months ended December 31, 2019 and 2018, respectively, and $62 million and $34 million for the six months ended December 31, 2019 and 2018, respectively, in expenses related to these cost savings initiatives, which are reflected in restructuring and employee severance in the condensed consolidated statements of earnings/(loss).
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2019	$64	$8	$72
Additions	56	8	64
Payments and other adjustments	(21)	(3)	(24)
Balance at December 31, 2019	$99	$13	$112

3. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2019	$2,663	$5,715	$8,378
Goodwill acquired, net of purchase price adjustments	(5)	—	(5)
Foreign currency translation adjustments and other	—	(17)	(17)
Balance at December 31, 2019	$2,658	$5,698	$8,356

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2019
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$22	$—	$22	N/A
Total indefinite-life intangibles	22	—	22	N/A

Definite-life intangibles:
Customer relationships	3,550	1,670	1,880	13
Trademarks, trade names and patents	673	318	355	13
Developed technology and other	1,603	693	910	11
Total definite-life intangibles	5,826	2,681	3,145	12
Total other intangible assets	$5,848	$2,681	$3,167	N/A

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	30

Notes to Financial Statements

	June 30, 2019
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$22	$—	$22
Total indefinite-life intangibles	22	—	22

Definite-life intangibles:
Customer relationships	3,562	1,517	2,045
Trademarks, trade names and patents	672	295	377
Developed technology and other	1,602	616	986
Total definite-life intangibles	5,836	2,428	3,408
Total other intangible assets	$5,858	$2,428	$3,430

Total amortization of intangible assets was $127 million and $133 million for the three months ended December 31, 2019 and 2018, respectively, and $256 million and $266 million for the six months ended December 31, 2019 and 2018, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2020 through 2024 is as follows: $258 million, $442 million, $408 million, $358 million and $328 million.
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
During the six months ended December 31, 2018, we recognized a pre-tax gain of $508 million related to this divestiture in impairments and (gain)/loss on disposal of assets in our condensed consolidated statements of earnings.
The carrying value of this investment was $330 million and $334 million as of December 31, 2019 and June 30, 2019, respectively. During the three and six months ended December 31, 2019, our proportionate share of naviHealth’s net loss, which was recorded in other (income)/ expense, net in the condensed consolidated statements of earnings/(loss), was immaterial.

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
Beginning July 1, 2019, operating lease right-of-use assets and corresponding operating lease liabilities are recognized in our condensed consolidated balance sheet at commencement date based on the present value of lease payments over the lease term. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable.
Our lease agreements include leases that contain lease components and non-lease components. For all asset classes, we have elected to account for both of these provisions as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the condensed consolidated financial statements at or for the three and six months ended December 31, 2019.
We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in the three and six months ended December 31, 2019 was not material. In addition, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing 1) whether any contracts are leases or contain leases, 2) lease classification and 3) initial direct costs.
Our leases have remaining lease terms from less than 1 year up to approximately 23 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.

31	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Notes to Financial Statements

The following table summarizes the components of lease cost:

	Three Months Ended December 31,	Six Months Ended December 31,
(in millions)	2019	2019
Operating lease cost	$30	$61
Finance lease cost
Amortization of right-of-use assets	4	8
Total finance lease cost	4	8
Variable lease cost(1)	11	12
Total lease cost	$45	$81

(1)	Primarily includes payments for property taxes, maintenance and insurance.
The following table summarizes supplemental balance sheet information related to leases:

(in millions)	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$404

Current portion of operating lease liabilities	102
Long-term operating lease liabilities	324
Total operating lease liabilities	426

Finance Leases
Finance lease right-of-use assets	14

Current portion of finance lease liabilities	4
Long-term finance lease liabilities	11
Total finance lease liabilities	$15

Operating leases are included in other assets, other accrued liabilities, and deferred income taxes and other liabilities in our condensed consolidated balance sheet. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings, and long-term obligations, less current portion in our condensed consolidated balance sheet.

The following tables summarizes supplemental cash flow information related to leases:

Six Months Ended December 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$61
Financing cash flows paid for finance leases	3
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	54
New finance leases	17
Amended lease standard adoption impact as of July 1, 2019 (1)	400

(1)	Includes the effect of $22 million from reclassifying deferred rent as an offset to the lease right-of-use asset in accordance with the transition guidance.
Our operating leases had a weighted-average remaining lease term of 6.3 years and a weighted-average discount rate of 2.9 percent.
Future lease payments under non-cancellable leases as of December 31, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
Years Ending December 31,
Remainder of 2020	$59	$2	$61
2021	108	6	114
2022	89	4	93
2023	67	4	71
2024	47	1	48
Thereafter	166	—	166
Total future lease payments	536	17	553
Less: leases not yet commenced (1)	61	—	61
Less: imputed interest	49	2	51
Total lease liabilities	$426	$15	$441

(1)
As of December 31, 2019, we had certain leases that were executed but did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded in the condensed consolidated balance sheets.

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2019 for fiscal 2020 through 2024 and thereafter were as follows: $126 million, $100 million, $76 million, $54 million, $33 million and $94 million.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	32

Notes to Financial Statements

6. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt and Other Short-Term Borrowings
At December 31, 2019 and June 30, 2019, we had total long-term obligations, including the current portion and other short-term borrowings, of $7.9 billion and 8.0 billion, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These obligations are effectively subordinated to the liabilities of our subsidiaries, including trade payables of 21.5 billion at both December 31, 2019 and June 30, 2019.
In November 2019, we repaid the full principal of the 2.4% Notes due 2019 at maturity for $450 million. During the six months ended December 31, 2019, we early repurchased $207 million of the 2.616% Notes due 2022, $10 million of the 3.2% Notes due 2022, $14 million of the Floating Rate Notes due 2022, $81 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $2 million of the 4.9% Notes due 2045, and $21 million of the 4.368% Notes due 2047. The repurchases were paid for with available cash and other short-term borrowings. In connection with the early debt repurchases, we recorded a $4 million loss on extinguishment of debt.

The following table summarizes long-term obligations and other short-term borrowings at:

(in millions) (1)	December 31, 2019	June 30, 2019
2.4% Notes due 2019	$—	$450
4.625% Notes due 2020	506	508
2.616% Notes due 2022	873	1,079
3.2% Notes due 2022	238	247
Floating Rate Notes due 2022	326	340
3.2% Notes due 2023	553	551
3.079% Notes due 2024	780	781
3.5% Notes due 2024	402	402
3.75% Notes due 2025	497	494
3.41% Notes due 2027	1,238	1,318
4.6% Notes due 2043	340	346
4.5% Notes due 2044	342	342
4.9% Notes due 2045	443	445
4.368% Notes due 2047	574	594
7.0% Debentures due 2026	124	124
Other Obligations (2)	698	10
Total	7,934	8,031
Less: current portion of long-term obligations and other short-term borrowings	1,192	452
Long-term obligations, less current portion	$6,742	$7,579

(1)	Maturities are presented on a calendar year basis.

(2)	Includes $458 million outstanding under our commercial paper program and $225 million outstanding under our committed receivables sales facility.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2019, we had $458 million outstanding under our commercial paper program, $225 million outstanding under committed receivables sales facility and no amount outstanding under our revolving credit facility.
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
Our revolving credit and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021

33	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Notes to Financial Statements

and as of the end of every quarter thereafter. As of December 31, 2019, we were in compliance with this financial covenant.
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
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. Except as otherwise disclosed in this footnote, it is not possible for us to reasonably estimate the amount of any possible loss or range of possible losses in the matters described below.
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our condensed consolidated statements of earnings.
Opioid Lawsuits and Investigations
Pharmaceutical wholesale distributors, including us, have been named as defendants in approximately 3,000 lawsuits relating to the distribution of prescription opioid pain medications. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as public nuisance, negligence and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
States & Political Subdivisions
Approximately 2,500 of these lawsuits have been filed by counties, municipalities, cities and political subdivisions in various federal, state, and other courts. The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio (the “MDL”).
In addition, 23 state attorneys general have filed lawsuits against distributors, including us, in various state courts. A trial in New York for cases brought by the New York Attorney General and Nassau and Suffolk counties is scheduled to begin in March 2020.
Additionally, 43 state attorneys general have formed a multi-state task force to investigate the manufacturing, distribution, dispensing and prescribing practices of opioid medications. We have received requests related to the multi-state investigation, as well as separate civil investigative demands, subpoenas or requests for information from these and other state attorneys general offices and governmental authorities.
In October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general that is

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	34

Notes to Financial Statements

designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions (the "Settlement Framework"). This Settlement Framework is subject to contingencies and uncertainties as to final terms, but is the basis for our negotiation of definitive terms and documentation.
The Settlement Framework includes (1) a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years, (2) development and participation in a program for free or rebated distribution of opioid abuse treatment medications for a period of ten years, and (3) industry-wide changes to be specified to controlled substance anti-diversion programs. Final terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. In connection with these matters, in the six months ended December 31, 2019, we accrued $5.56 billion, included in deferred income taxes and other liabilities in the condensed consolidated balance sheets, which represents the cash component. We are unable to reasonably estimate the liability associated with the other components of the Settlement Framework, the potential distribution of treatment medications and any incremental costs for changes to our controlled substance anti-diversion program that we may agree to.
In the six months ended December 31, 2019, we along with two other national distributors entered into a $215 million settlement with two Ohio counties, Cuyahoga and Summit, to resolve all claims in the first bellwether trial in the MDL, which had been set for trial for October 2019. In connection with this settlement, we accrued $66 million in the six months ended December 31, 2019. This accrual is included in other accrued liabilities in the condensed consolidated balance sheets.
In connection with these matters, we recorded a total pre-tax charge of $5.63 billion ($5.14 billion after tax) during the six months ended December 31, 2019 in litigation (recoveries)/charges, net, in the condensed consolidated statement of earnings for the cash component. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We will regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. We continue to strongly dispute the allegations made in these lawsuits and reaching an agreement in principle on a global settlement framework is not an admission of liability or wrongdoing.
Private Plaintiffs
The Settlement Framework does not address claims by private plaintiffs, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals. Private plaintiffs had brought approximately 365 lawsuits as of February 4, 2020. Of these, 105 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We will continue to vigorously defend ourselves in these matters.

Department of Justice Investigations
We have received grand jury subpoenas issued on behalf of the District Courts for the Eastern District of New York and the District of Columbia seeking documents and, in the District of Columbia, testimony, related to our anti-diversion policies and procedures, and our distribution of certain controlled substances. We are cooperating with these requests.
Cordis Product Liability Lawsuits
As of February 4, 2020, we are named as a defendant in 299 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 3,773 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 29 lawsuits involving similar claims by approximately 35 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At December 31, 2019, we had a total of $441 million accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $885 million.
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
Surgical Gown Recalls
In January, 2020, we issued a voluntary recall for 9.1 million AAMI Level 3 surgical gowns and two voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for 2.9 million Presource Procedure Packs containing affected gowns (together, the "Recalls"). These Recalls were necessary because we discovered in December 2019 that one of our FDA-registered suppliers in China had shifted production of some gowns to unapproved sites with uncontrolled environments. Because of this, we could not assure sterility of the gowns.
In connection with these Recalls, in the three months ended December 31, 2019, we recorded a total charge of $96 million, of which $56 million is within cost of products sold and $40 million is

35	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Notes to Financial Statements

within SG&A in the condensed consolidated statements of earnings. In our condensed consolidated balance sheet at December 31, 2019, we had $38 million reserved within inventories, net, and $58 million included in other accrued liabilities related to this charge. This charge represents our best estimate of costs for the Recalls and include inventory write-off costs and certain remediation and supply disruption costs, such as costs to replace recalled products. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The amount of ultimate loss may differ materially from this accrual.
In addition to the charge for the three months ended December 31, 2019, we expect that the Recalls will have other negative impacts, which could include: government investigations and enforcement actions by the U.S. Food and Drug Administration or other regulators or U.S. or international governmental bodies (possibly resulting in product seizures, additional recalls, the issuance of safety alerts, the suspension or revocation of the authority to produce, distribute and sell products and other civil or criminal sanctions); losses due to patient claims, including product liability claims and lawsuits; and customer claims unrelated to their direct costs from the supply disruption. We are not currently able to reasonably estimate the amount of any possible loss or range of possible losses for any of these potential claims or actions.
Other Civil Litigation
Generic Pharmaceutical Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil multidistrict litigation consisting of multiple individual and class action lawsuits filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers and informed manufacturers that they wished to maintain current customer allocations for the purpose of avoiding price erosion. We intend to vigorously defend ourselves in these matters.
Blood Pressure Medication Recall Litigation
Many participants in the pharmaceutical supply chain, including manufacturers, repackagers (including us), distributors (including us), and retailers have been named as defendants in Multidistrict Litigation in the U.S. District Court for the District of New Jersey (the “Blood Pressure Medication Recall MDL”), which was created in February 2019. The claims arise out of a series of recalls of generic blood pressure medications due to alleged impurities in active pharmaceutical ingredients. In December 2019, two additional medications were added to the Blood Pressure Medication Recall MDL. In January 2020, manufacturers recalled another medication and the FDA continues to investigate other drugs for possible recall. We intend to vigorously defend ourselves in these matters.

8. Income Taxes
Fluctuations in our provision for/(benefit from) income taxes as a percentage of pretax earnings (“effective tax rate”) are generally due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Opioid Settlement Framework
In connection with the $5.63 billion pre-tax charge for the opioid litigation, during the six months ended December 31, 2019 we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the U.S. Tax Cuts and Jobs Act ("Tax Act"). Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 7 for more information regarding these matters.
Effective Tax Rate
During the three months ended December 31, 2019 and 2018, the effective tax rate was 21.0 percent and 31.0 percent, respectively. The change in the effective tax rate from prior period is primarily due to the favorable impact from changes in jurisdictional mix and discrete items recognized in the second quarter of fiscal 2020, largely driven by changes as a result of tax reform.
During the six months ended December 31, 2019 and 2018, the effective tax rate was 7.2 percent and 23.5 percent, respectively. The change in the effective tax rate from fiscal 2019 to fiscal 2020 is primarily due to the net effects of the Settlement Framework.
Unrecognized Tax Benefits
At December 31, 2019 and June 30, 2019, we had $940 million and $456 million of unrecognized tax benefits, respectively. The December 31, 2019 and June 30, 2019 balances include $791 million and $303 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2019 and June 30, 2019, we had $132 million and $122 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	36

Notes to Financial Statements

activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $350 million, exclusive of penalties and interest.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $171 million and $165 million at December 31, 2019 and June 30, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $21 million and $22 million at December 31, 2019 and June 30, 2019, respectively, and is included in other assets in the condensed consolidated balance sheet.
Future adjustments to the financial statements may be necessary as final tax regulations related to U.S. Tax Reform are issued. We will assess any impact as additional guidance is issued.

9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$199	$—	$—	$199
Other investments (1)	116	—	—	116
Forward Contracts (2)	—	73	—	73

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Other investments (1)	$118	$—	$—	$118
Forward Contracts (2)	—	53	—	53

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

37	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense in the condensed consolidated statements of earnings. For the three and six months ended December 31, 2019 and 2018, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the six months ended December 31, 2019 and 2018, no new pay-floating interest rate swaps were executed. In connection with the debt redemption as described in Note 6, two pay-floating interest rate swaps with notional amounts of $200 million matured in the second quarter of fiscal 2020.
Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.
During the six months ended December 31, 2019, we entered into forward interest rate swaps with a total notional amount of $100 million to hedge probable, but not firmly committed, future transactions associated with our debt.
Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and six months ended December 31, 2019 and 2018. All gains and losses currently included within accumulated other comprehensive loss associated with our foreign exchange forward contracts that are expected to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In August 2019, we entered into a ¥64.0 billion ($600 million) cross-currency swap maturing in 2022.
In September 2018, we entered into a €200 million ($233 million) cross-currency swap maturing in 2023.
Cross-currency swaps designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of accumulated other comprehensive income/(loss) until the sale or substantial liquidation of the underlying net investments. To the extent the cross-currency swaps designated as net investment hedges are not highly effective, changes in carrying value attributable to the change in spot rates are recorded in earnings. There was no ineffectiveness in our net investment hedges during the six months ended December 31, 2019.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $7 million and $8 million expense during the six months ended December 31, 2019 and 2018, respectively. The principal currencies managed through foreign currency contracts are the euro, Canadian dollar, British pound, Japanese yen, and Chinese renminbi.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	38

Notes to Financial Statements

Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at December 31, 2019 and June 30, 2019 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2019	June 30, 2019
Estimated fair value	$8,078	$8,065
Carrying amount	7,934	8,031

The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Equity
During the six months ended December 31, 2019, we repurchased 7.3 million common shares having an aggregate cost of $350 million. The average price paid per common share was $48.00. These repurchases were made under an accelerated share repurchase ("ASR") program, which began on August 20, 2019 and was completed on December 4, 2019.
During the six months ended December 31, 2018, we repurchased 11.5 million common shares having an aggregate cost of $600 million. The average price paid per common share was $52.32.
We funded the repurchases with available cash and short-term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(95)	$16	$(79)
Other comprehensive loss, before reclassifications	(18)	—	(18)
Amounts reclassified to earnings	—	(6)	(6)
Other comprehensive loss, net of tax	(18)	(6)	(24)
Balance at December 31, 2019	$(113)	$10	$(103)

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31,
(in millions)	2019	2018
Weighted-average common shares–basic	292	299
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	1
Weighted-average common shares–diluted	294	300

	Six Months Ended December 31,
(in millions)	2019	2018
Weighted-average common shares–basic	294	302
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	—	1
Weighted-average common shares–diluted	294	303

The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive were 4 million for the three months ended December 31, 2019 and 6 million for the six months ended December 31, 2019 (1 million of which would be anti-dilutive as a result of the year-to-date net loss).
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive were 5 million during both three months and six months ended December 31, 2018.
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

39	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Notes to Financial Statements

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
Revenue
The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended December 31,
(in millions)	2019	2018
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$35,501	$33,534
Nuclear and Precision Health Solutions	213	206
Pharmaceutical segment revenue	35,714	33,740
Medical distribution and products (3)	3,498	3,527
Cardinal Health at-Home Solutions	525	479
Medical segment revenue	4,023	4,006
Total segment revenue	39,737	37,746
Corporate (4)	(2)	(6)
Total revenue	$39,735	$37,740

	Six Months Ended December 31,
(in millions)	2019	2018
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$68,713	$64,742
Nuclear and Precision Health Solutions	429	413
Pharmaceutical segment revenue	69,142	65,155
Medical distribution and products (3)	6,944	6,907
Cardinal Health at-Home Solutions	996	900
Medical segment revenue	7,940	7,807
Total segment revenue	77,082	72,962
Corporate (4)	(6)	(9)
Total revenue	$77,076	$72,953

(1)	Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services."

(2)	Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.

(3)	Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.

(4)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following tables present revenue by geographic area:

	Three Months Ended December 31,
(in millions)	2019	2018
United States	$38,670	$36,716
International	1,067	1,030
Total segment revenue	39,737	37,746
Corporate (1)	(2)	(6)
Total revenue	$39,735	$37,740

	Six Months Ended December 31,
(in millions)	2019	2018
United States	$74,980	$70,960
International	2,102	2,002
Total segment revenue	77,082	72,962
Corporate (1)	(6)	(9)
Total revenue	$77,076	$72,953

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
We do not allocate the following items to our segments: last-in first-out, or ("LIFO"), inventory charges/(credits); surgical gown recall costs; restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; state opioid assessment related to prior fiscal years; other (income)/expense, net; interest expense, net; loss on extinguishment of debt; and provision for income taxes.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	40

Notes to Financial Statements

In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $17 million and $12 million for the three months ended December 31, 2019 and 2018, respectively, and $20 million and $19 million for the six months ended December 31, 2019 and 2018, respectively.
In connection with the opioid litigation as discussed further in Note 7, we recognized a pre-tax charge of $5.63 billion during the six months ended December 31, 2019, which was retained at Corporate.
In connection with the surgical gown recall as discussed further in Note 7, we recognized a pre-tax charge of $96 million during the three and six months ended December 31, 2019, which was retained at Corporate.
In connection with the naviHealth divestiture, we recognized a pre-tax gain of $508 million during the six months ended December 31, 2018, which was retained at Corporate.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2019	2018
Pharmaceutical	$462	$443
Medical	195	188
Total segment profit	657	631
Corporate	(323)	(127)
Total operating earnings	$334	$504

	Six Months Ended December 31,
(in millions)	2019	2018
Pharmaceutical	$860	$851
Medical	365	323
Total segment profit	1,225	1,174
Corporate	(6,155)	146
Total operating earnings/(loss)	$(4,930)	$1,320

The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2019	June 30, 2019
Pharmaceutical	$23,143	$22,446
Medical	15,490	15,284
Corporate	2,409	3,233
Total assets	$41,042	$40,963

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2019	2018
Restricted share unit expense	$16	$16
Employee stock option expense	1	2
Performance share unit expense	4	4
Total share-based compensation	$21	$22

	Six Months Ended December 31,
(in millions)	2019	2018
Restricted share unit expense	$33	$30
Employee stock option expense	2	6
Performance share unit expense	6	5
Total share-based compensation	$41	$41
The total tax benefit related to share-based compensation was $3 million and $4 million for the three months ended December 31, 2019 and 2018, respectively, and $7 million and $8 million for the six months ended December 31, 2019 and 2018, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2019	2	$51.65
Granted	2	42.40
Vested	(1)	60.37
Canceled and forfeited	—	—
Nonvested at December 31, 2019	3	$46.49
At December 31, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $110 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

41	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Notes to Financial Statements

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2019	6	$63.78
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at December 31, 2019	6	$63.52
Exercisable at December 31, 2019	6	$63.43

At December 31, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $2 million, which is expected to be recognized over a weighted-average period of one year.
The following tables provide additional detail related to stock options:

(in millions)	December 31, 2019	June 30, 2019
Aggregate intrinsic value of outstanding options at period end	$14	$10
Aggregate intrinsic value of exercisable options at period end	14	10

(in years)	December 31, 2019	June 30, 2019
Weighted-average remaining contractual life of outstanding options	5	5
Weighted-average remaining contractual life of exercisable options	5	5

Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2019	0.9	$51.45
Granted	0.6	43.68
Vested	(0.1)	48.40
Canceled and forfeited	(0.1)	50.58
Nonvested at December 31, 2019	1.3	$52.71

At December 31, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $28 million, which is expected to be recognized over a weighted-average period of two years if targets are achieved.

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	42

Exhibits

Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on November 12, 2019, File No. 1-11373)
10.1	First Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan
10.2	Second Amendment to the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan
10.3	Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan
10.4	Cardinal Health Deferred Compensation Plan, Amended and Restated effective January 1, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
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

43	Cardinal Health | Q2 Fiscal 2020 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	24
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21

	Part II. Other Information
Item 1	Legal Proceedings	21
Item 1A	Risk Factors	21
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	43
	Signatures	45

N/A	Not applicable

Cardinal Health | Q2 Fiscal 2020 Form 10-Q	44

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 6, 2020	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer

45	Cardinal Health | Q2 Fiscal 2020 Form 10-Q