Form 10-Q
period 2020-03-31
CARDINAL HEALTH INC
filed 2020-05-11
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of April 30, 2020, was the following: 291,986,422.

Cardinal Health Q3 Fiscal 2020 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in Exhibit 99.1 to this Form 10-Q and in "Risk Factors" in this Form 10-Q and the forms 10-Q for the quarters ended September 30, 2019 and December 31, 2020 and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (our “2019 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

MD&A	Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at March 31, 2020 and June 30, 2019, and in our condensed consolidated statements of earnings/(loss) for the three and nine months ended March 31, 2020 and 2019. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2019 Form 10-K.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	2

MD&A	Overview

Overview of Consolidated Results
Revenue

During the three and nine months ended March 31, 2020, revenue increased 11 percent to $39.2 billion and 7 percent to $116.2 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty solutions customers, including a temporary increase in pharmaceutical sales in March, which we believe to be related to accelerated purchasing by some customers in connection with the outbreak in the United States of the novel strain of coronavirus (“COVID-19”). We have experienced below average sales volume since the end of March.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change
GAAP operating earnings/(loss)	$562	$432	30%	$(4,368)	$1,752	N.M
Surgical gown recall costs	(1)	—		95	—
State opioid assessment related to prior fiscal years	—	—		4	—
Restructuring and employee severance	(6)	53		80	97
Amortization and other acquisition-related costs	130	154		395	468
Impairments and (gain)/loss on disposal of assets	(1)	11		7	(492)
Litigation (recoveries)/charges, net	35	17		5,729	20
Non-GAAP operating earnings	$719	$667	8%	$1,942	$1,845	5%
The sum of the components may not equal the total due to rounding.
The increase in GAAP operating earnings during the three months ended March 31, 2020 was primarily due to lower restructuring and employee severance, the performance of our Pharmaceutical segment generics program, and an increase in products and distribution within our Medical segment, partially offset by the adverse impact of Pharmaceutical segment customer contract renewals. The increase in sales due to the COVID-19 pandemic had a modest positive impact on GAAP operating earnings during the three months ended March 31, 2020.
The decrease in GAAP operating earnings during the nine months ended March 31, 2020 was primarily due to a $5.63 billion pre-tax charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications as described in the Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements". GAAP operating earnings during the nine months ended March 31, 2019 also include the favorable impact from a $508 million pre-tax gain from the divestiture of our naviHealth Holdings, LLC ("naviHealth") business.
The increase in non-GAAP operating earnings during the three months ended March 31, 2020 was primarily due to the performance of our Pharmaceutical segment generics program and an increase in products and distribution within our Medical segment, partially offset by the adverse impact of Pharmaceutical segment customer contract renewals. The increase in sales due to the COVID-19 pandemic had a modest positive impact on non-GAAP operating earnings during the three months ended March 31, 2020.

3	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

MD&A	Overview

The increase in non-GAAP operating earnings during the nine months ended March 31, 2020 was primarily due to the beneficial impact of enterprise-wide cost-savings measures, the performance of our Pharmaceutical segment generics program and growth from Pharmaceutical specialty solutions, partially offset by the adverse impact of Pharmaceutical segment customer contract renewals.

GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2020 (2)	2019 (2)	Change	2020 (2) (3)	2019 (2)	Change
GAAP diluted EPS (1)	$1.19	$0.99	20%	$(14.84)	$3.88	N.M
Surgical gown recall costs	—	—		0.24	—
State opioid assessment related to prior fiscal years	—	—		0.01	—
Restructuring and employee severance	(0.01)	0.13		0.21	0.24
Amortization and other acquisition-related costs	0.34	0.39		1.01	1.18
Impairments and (gain)/loss on disposal of assets	—	0.03		0.02	(1.20)
Litigation (recoveries)/charges, net	0.09	0.03		17.80	0.04
Loss on extinguishment of debt	0.01	—		0.02	—
Transitional tax benefit, net	—	0.02		(0.04)	0.03
Non-GAAP diluted EPS (1)	$1.62	$1.59	2%	$4.41	$4.17	6%
The sum of the components may not equal the total due to rounding.

(1)	Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS" or "diluted loss per share")

(2)
The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."

(3)
For the nine months ended March 31, 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Year-to-date fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.

During the three months ended March 31, 2020, GAAP diluted EPS increased 20 percent primarily due to factors discussed above impacting GAAP operating earnings, partially offset by a higher effective tax rate primarily due to changes in discrete tax items and jurisdictional mix.
During the nine months ended March 31, 2020, we had a $(14.84) GAAP diluted loss per share due to the charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. The charge had a $(17.53) per share after tax impact on GAAP diluted EPS during the nine months ended March 31, 2020. GAAP diluted EPS during the nine months ended March 31, 2019 also reflects a $1.25 per share gain from the divestiture of naviHealth.
During the three months ended March 31, 2020, non-GAAP diluted EPS increased 2 percent to $1.62 per share. This increase was primarily due to the factors discussed above impacting non-GAAP operating earnings, mostly offset by a higher effective tax rate primarily due to changes in discrete tax items.
During the nine months ended March 31, 2020, non-GAAP diluted EPS increased 6 percent to $4.41 per share. This increase was primarily due to the factors discussed above impacting non-GAAP operating earnings, a lower share count as a result of share repurchases and lower interest expense due to less debt outstanding. The year-over-year comparison was unfavorably impacted by a higher effective tax rate due to the benefit in the prior-year from discrete tax items, largely related to international legal entity changes.
Cash and Equivalents

Our cash and equivalents balance was $2.3 billion at March 31, 2020 compared to $2.5 billion at June 30, 2019. During the nine months ended March 31, 2020, net cash provided by operating activities was $1.7 billion and we deployed $888 million for long-term debt repayments, $428 million for cash dividends and $350 million for share repurchases.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	4

MD&A	Overview

Significant Developments in Fiscal 2020 and Trends
COVID-19

As the COVID-19 pandemic continues to severely impact the U.S. and global economy, our businesses are being impacted in a variety of ways, beginning mostly in the last few weeks of the three months ended March 31, 2020 and continuing through the date of this filing, as discussed in the following paragraphs and under “Results of Operations”.
Within our manufacturing and distribution facilities, we have implemented preparedness plans that are designed to protect the safety of our employees and maintain continuity of our operations. Additionally, in line with various governmental recommendations to reduce large gatherings and practice social distancing, we have transitioned employees who can work remotely, to remote work locations. These measures have created additional burdens on our infrastructure and information technology systems and may result in decreased productivity. Furthermore, if a significant number of our employees are unable to perform their duties for a period of time, we may experience difficulties in operating one or more of our facilities which could adversely impact our financial results.
Within our Medical segment, we have seen dramatically increased demand for personal protective equipment (“PPE”), such as masks, gowns and gloves. We manufacture, source and distribute some of these PPE products and distribute PPE and other products manufactured by others. This increased demand resulted in an increase in sales volume for certain products in the three months ended March 31, 2020, but we do not expect continued increased sales due to supply shortages and disruptions for many of these products, which is likely to negatively impact our ability to meet customer demand. In addition, we may incur increased costs of PPE, which may adversely affect our results of operations.
Similarly, our Pharmaceutical Distribution and Specialty Solutions businesses experienced a temporary increase in sales volume toward the end of the three months ended March 31, 2020, which we believe to be related to accelerated purchasing by some customers due to the COVID-19 pandemic. We have experienced below average sales volume since the end of March and are uncertain when sales volume will return to expected levels.
Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 also have resulted in, among other things, the cancellation or deferral of many elective medical procedures and some of our customers closing or severely curtailing their operations. To date, these policies and initiatives have resulted in a significant decrease in sales by our Nuclear and Precision Health Solutions division in our Pharmaceutical segment and reduced sales of certain Cardinal Health Brand products and Services in our Medical segment, among others. We cannot predict the duration of these policies and initiatives and expect that while they are in place, they will continue to have an adverse impact on the sales of these products and services.
Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where we manufacture, source or distribute products have created supply disruptions within both our Medical and, to a lesser extent, our Pharmaceutical segments and are likely to cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions. For example, several countries, including India and China, have increased or instituted new restrictions on the export of medical or pharmaceutical products that we distribute or use in our businesses, including key components or raw materials. Governmental authorities in many countries, including the U.S., are enacting legislative or regulatory changes to address the impact of the pandemic, which may restrict or require changes in our operations, increase our costs, or otherwise adversely affect our operations.

5	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

MD&A	Overview

Opioid Lawsuits Development

In October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions (the "Settlement Framework"). This Settlement Framework is subject to contingencies and uncertainties as to final terms, but is the basis for our negotiation of definitive terms and documentation. The Settlement Framework includes (1) a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years, (2) development and participation in a program for distribution of opioid abuse treatment medications for a period of ten years, and (3) industry-wide changes to be specified to controlled substance anti-diversion programs. We continue to negotiate the definitive terms of the Settlement Framework.
In connection with this and with the October 2019 settlement to resolve all claims with two Ohio counties, we recorded a total pre-tax charge of $5.63 billion ($5.14 billion after tax) during the nine months ended March 31, 2020 in litigation (recoveries)/charges, net, in the condensed consolidated statement of earnings for the cash component. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Also in connection with these matters, we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, during the nine months ended March 31, 2020, reflecting our current assessment of the estimated future deductibility of the amount that may be paid under the $5.63 billion accrual taken in connection with the opioid litigation. The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	6

MD&A	Results of Operations

Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change
Pharmaceutical	$35,112	$31,361	12%	$104,254	$96,516	8%
Medical	4,051	3,871	5%	11,991	11,678	3%
Total segment revenue	39,163	35,232	11%	116,245	108,194	7%
Corporate	(6)	(4)	N.M	(12)	(13)	N.M
Total revenue	$39,157	$35,228	11%	$116,233	$108,181	7%
Pharmaceutical Segment
Pharmaceutical segment revenue growth was primarily due to sales growth from pharmaceutical distribution and specialty solutions customers, which together increased revenue by $3.8 billion and $7.7 billion during the three and nine months ended March 31, 2020, respectively. This growth included a temporary increase in pharmaceutical sales in March, which we believe to be related to accelerated purchasing by some customers in connection with the outbreak in the United States of the COVID-19 pandemic. We have experienced below average sales volume since the end of March.
Medical Segment
Medical segment revenue increased during the three and nine months ended March 31, 2020 primarily due to sales growth from products and distribution and Cardinal Health at-Home Solutions.
Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2020 increased $3.8 billion (11 percent) and $7.9 billion (8 percent) compared to the respective prior-year periods as a result of the factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

MD&A	Results of Operations

Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change
Gross margin	$1,885	$1,764	7%	$5,278	$5,160	2%
Gross margin during the three months ended March 31, 2020 increased $121 million compared to the prior-year period primarily due to the performance from our Pharmaceutical segment generics program and Medical segment products and distribution sales growth.
Gross margin during the nine months ended March 31, 2020 increased $118 million compared to the prior-year period primarily due to the performance from our Pharmaceutical segment generics program.
Gross margin rate declined 20 basis points during the three months ended March 31, 2020 mainly due to changes in pharmaceutical distribution product mix and the adverse impact of pharmaceutical customer contract renewals, partially offset by the performance of our Pharmaceutical segment generics program.
Gross margin rate declined 23 basis points during the nine months ended March 31, 2020 mainly due to the adverse impact of pharmaceutical customer contract renewals, changes in pharmaceutical distribution product mix, and the $55 million charge in connection with a voluntary recall for Association for the Advancement of Medical Instrumentation ("AAMI") Level 3 surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns (together, the "Recalls"), as described further within Note 7 of the "Notes to Condensed Consolidated Financial Statements".
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change
SG&A expenses	$1,165	$1,097	6%	$3,435	$3,315	4%
During the three months ended March 31, 2020, SG&A expenses increased primarily due to enterprise-wide incentive compensation and higher costs to support sales growth.
During the nine months ended March 31, 2020, SG&A expenses increased primarily due to higher costs to support sales growth and the $40 million charge in connection with the Recalls as described further within Note 7 of the "Notes to Condensed Consolidated Financial Statements."

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	8

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change
Pharmaceutical	$534	$536	—%	$1,394	$1,388	—%
Medical	178	155	15%	543	479	13%
Total segment profit	712	691	3%	1,937	1,867	4%
Corporate	(150)	(259)	(42)%	(6,305)	(115)	N.M
Total consolidated operating earnings/(loss)	$562	$432	30%	$(4,368)	$1,752	N.M
Pharmaceutical Segment Profit
Pharmaceutical segment profit during the three months ended March 31, 2020 was essentially flat with the adverse impact of customer contract renewals offset by the favorable performance of our generics program. The increase in sales volume due to the COVID-19 pandemic had a modest positive impact on Pharmaceutical segment profit during the three months ended March 31, 2020.
Pharmaceutical segment profit during the nine months ended March 31, 2020 was essentially flat with the performance of our generics program and growth from specialty solutions, mostly offset by the adverse impact of customer contract renewals.
Medical Segment Profit
Medical segment profit during the three and nine months ended March 31, 2020 increased primarily due to the performance of products and distribution, including benefits from global manufacturing and cost-savings measures. The increase in sales volume due to the COVID-19 pandemic had a modest positive impact on Medical segment profit during the three months ended March 31, 2020.
Medical segment financial results do not include the $95 million charge incurred during the nine months ended March 31, 2020 in connection with the Recalls, as described further within Note 7 of the "Notes to Condensed Consolidated Financial Statements".
Corporate
The changes in Corporate during the three and nine months ended March 31, 2020 were due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

9	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2020	2019	2020	2019
Restructuring and employee severance	$(6)	$53	$80	$97
Amortization and other acquisition-related costs	130	154	395	468
Impairments and (gain)/loss on disposal of assets, net	(1)	11	7	(492)
Litigation (recoveries)/charges, net	35	17	5,729	20
Restructuring and Employee Severance
Restructuring and employee severance during both the three and nine months ended March 31, 2020 and 2019 was primarily related to enterprise-wide cost-saving measures. The income during the three months ended March 31, 2020 was due to changes in estimates for accrued severance.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $129 million and $133 million for the three months ended March 31, 2020 and 2019, respectively, and $385 million and $399 million for the nine months ended March 31, 2020 and 2019, respectively.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $1 million and $17 million for the three months ended March 31, 2020 and 2019, respectively, and $5 million and $62 million for the nine months ended March 31, 2020 and 2019, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the nine months ended March 31, 2019, we recognized a pre-tax gain of $508 million related to the divestiture of our naviHealth business.
Litigation (Recoveries)/Charges, Net
During the nine months ended March 31, 2020, we recognized a pre-tax charge of $5.63 billion ($5.14 billion after tax) associated with the opioid litigation. See Significant Developments in Fiscal 2020 and Trends section in this MD&A for additional information.
The costs we recognized in connection with the IVC filter product liability claims during the three months ended March 31, 2020 and 2019 were $30 million and $58 million, respectively, and $92 million and $104 million during the nine months ended March 31, 2020 and 2019, respectively.
Recoveries in class action antitrust lawsuits recognized were $46 million during the three months ended March 31, 2019, and $16 million and $94 million during the nine months ended March 31, 2020 and 2019, respectively.
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change
Other (income)/expense, net	$19	$(13)	N.M	$21	$13	N.M
Interest expense, net	60	75	(20)%	189	227	(17)%
Loss on extinguishment of debt	5	—	N.M	9	—	N.M
Other (Income)/Expense, Net
During the three and nine months ended March 31, 2020, other (income)/expense, net was unfavorable compared to the respective prior-year periods primarily due to decreased returns from investments, which are used to offset fluctuations in deferred compensation liabilities that are included within SG&A and discussed further in Note 9.
Interest Expense, Net
The decrease in interest expense during the three and nine months ended March 31, 2020 was primarily due to less debt outstanding.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	10

MD&A	Results of Operations

Provision for/(Benefit from) Income Taxes

During the three months ended March 31, 2020 and 2019, the effective tax rate was 26.8 percent and 20.0 percent, respectively. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the prior period was primarily due to changes in discrete tax items and jurisdictional mix.
During the nine months ended March 31, 2020 and 2019, the effective tax rate was 5.2 percent and 22.6 percent, respectively. The decrease in the effective tax rate for the nine months ended March 31, 2020 compared to the prior period was primarily due to the Settlement Framework, as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A.

11	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, early extinguishment of debt, dividends and share repurchases as well as potential opioid litigation settlement payments associated with the Settlement Framework. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing. We do not currently expect the impacts of the COVID-19 pandemic to result in material changes to our liquidity and capital resources or our ability to comply with financial commitments.
Cash and Equivalents

Our cash and equivalents balance was $2.3 billion at March 31, 2020 compared to $2.5 billion at June 30, 2019. At March 31, 2020, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the nine months ended March 31, 2020, net cash provided by operating activities was $1.7 billion and we deployed $888 million for long-term debt repayments, $428 million for cash dividends and $350 million for share repurchases.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix. In addition, financial hardship to our customers or vendors as a result of the COVID-19 pandemic could adversely impact our working capital.
The cash and equivalents balance at March 31, 2020 includes $805 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2020 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At March 31, 2020, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility. During the nine months ended March 31, 2020, we had maximum amounts outstanding under our commercial paper program and our committed receivables program of $1.7 billion and $700 million, respectively. The maximum combined total daily amounts outstanding was $1.7 billion and the average daily amount outstanding was $244 million.
Our revolving credit and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every quarter thereafter. As of March 31, 2020, we were in compliance with this financial covenant.
Long-Term Debt and Other Short-Term Borrowings
At March 31, 2020, we had total long-term obligations, including the current portion and other short-term borrowings, of $7.3 billion. In November 2019, we repaid the full principal of the 2.4% Notes due 2019 at maturity for $450 million. During the nine months ended March 31, 2020, we early repurchased $247 million of the 2.616%

Notes due 2022, $11 million of the 3.2% Notes due 2022, $20 million of the Floating Rate Notes due 2022, $104 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $5 million of the 4.9% Notes due 2045, and $35 million of the 4.368% Notes due 2047. The repurchases were paid for with available cash and other short-term borrowings. In connection with the early debt repurchases, we recorded a $9 million loss on extinguishment of debt.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	12

MD&A	Liquidity and Capital Resources

Capital Deployment

Opioid Settlement Framework
In October 2019, we agreed in principle to a Settlement Framework which includes a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years. If a definitive agreement is reached, and subject to participation by states and political subdivisions, we expect payment amounts under the Settlement Framework to be spread through the 18-year period. We cannot currently predict when these payments will begin, and it is possible that they may ultimately be made over a different time period, or not at all. See Significant Developments in Fiscal 2020 and Trends section in this MD&A for additional information.
Capital Expenditures
Capital expenditures during the nine months ended March 31, 2020 and 2019 were $239 million and $192 million, respectively.
Dividends
On each of May 8, 2019, August 7, 2019, November 6, 2019 and February 11, 2020, our Board of Directors approved a quarterly dividend of $0.4811 per share, or $1.92 per share on an annualized basis, which were paid on July 15, 2019, October 15, 2019, January 15, 2020 and April 15, 2020, respectively.
Share Repurchases
During the nine months ended March 31, 2020, we repurchased $350 million of our common shares under an accelerated share repurchase ("ASR") program. We funded the ASR program with available cash and short-term borrowings. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information. At March 31, 2020, we had $943 million authorized for share repurchases.

13	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

MD&A	Other Items

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

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	14

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2019. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2019 Form 10-K and our Forms 10-Q for the quarters ended September 30, 2019 and December 31, 2019.
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
Goodwill

Purchased goodwill is tested for impairment annually or when indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There is an option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. We elected to bypass the qualitative assessment for our annual impairment test in fiscal 2019. Additionally, we elected to bypass the qualitative assessment and perform an interim goodwill impairment test for our Medical Unit at March 31, 2020. A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component).
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

Medical Unit Goodwill
As noted within Note 7 of the "Notes to Condensed Consolidated Financial Statements", we recorded a charge of $95 million within Corporate during the nine months ended March 31, 2020 in connection with the Recalls that is allocated to the Medical Unit for purposes of goodwill impairment testing. Primarily due to the risks and uncertainties to the business from both the Recalls and the COVID-19 pandemic, we elected to bypass the qualitative assessment and perform interim goodwill impairment testing for the Medical Unit during the three months ended March 31, 2020. The carrying value of this reporting unit at March 31, 2020 was $10.1 billion, of which $4.2 billion was goodwill. The fair value of the reporting unit was estimated to be approximately 10 percent in excess of its carrying value, using a combination of the income-based approach (using a discount rate of 8.5 percent and a terminal growth rate of 2 percent), and the market-based approach.
Adverse changes in key assumptions, including related to our current assumptions about the impact of the Recalls and the COVID-19 pandemic which could cause a decrease in future cash flows; an increase in the discount rate; or a decrease in the terminal growth rate, among other things, could result in a goodwill impairment for the Medical Unit. For example, if we were to increase the discount rate by 1.0 percent, the carrying value would have exceeded the fair value for our Medical Unit by approximately 1 percent at March 31, 2020.

Loss Contingencies

In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A, we recorded a pre-tax charge of $5.63 billion ($5.14 billion after tax) during the nine months ended March 31, 2020. We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Definitive terms of a settlement under the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual.

15	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
In connection with the $5.63 billion pre-tax charge for the opioid litigation, during the nine months ended March 31, 2020 we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the Notes to the "Condensed Consolidated Financial Statements" for more information regarding these matters.
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

•
Surgical gown recall costs includes inventory write-offs and certain remediation and supply disruption costs arising from the January 2020 recall of select Association for the Advancement of Medical Instrumentation ("AAMI") Level 3 surgical gowns and voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for Presource Procedure Packs containing affected gowns. We have excluded these costs from our non-GAAP metrics to allow investors to better understand the underlying operating results of the business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies’ financial results.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	16

Explanation and Reconciliation of Non-GAAP Financial Measures

•
State opioid assessments related to prior fiscal years is the portion of state assessments for prescription opioid medications that were sold or distributed in periods prior to the fiscal year of the initial assessment. This portion is excluded from non-GAAP financial measures because it is retrospectively applied to sales in prior fiscal years and inclusion would obscure analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while states' laws may require us to make payments on an ongoing basis, the portion of the assessment related to sales in prior periods are contemplated to be one-time, nonrecurring items. Reversals of these accruals have occurred when certain assessments were found by a Court unconstitutional.

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

17	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2020
GAAP	$562	30%	$478	$127	$350	18%	$1.19	20%
Surgical gown recall costs	(1)		(1)	—	(1)		—
Restructuring and employee severance	(6)		(6)	(3)	(3)		(0.01)
Amortization and other acquisition-related costs	130		130	31	99		0.34
Impairments and (gain)/loss on disposal of assets, net	(1)		(1)	(1)	—		—
Litigation (recoveries)/charges, net	35		35	8	27		0.09
Loss on extinguishment of debt	—		5	1	4		0.01
Transitional tax benefit, net	—		—	1	(1)		—
Non-GAAP	$719	8%	$639	$164	$474	—%	$1.62	2%
	Three Months Ended March 31, 2019
GAAP	$432	(21)%	$370	$74	$296	16%	$0.99	22%
Restructuring and employee severance	53		53	14	39		0.13
Amortization and other acquisition-related costs	154		154	38	116		0.39
Impairments and (gain)/loss on disposal of assets, net	11		11	4	7		0.03
Litigation (recoveries)/charges, net	17		17	7	10		0.03
Transitional tax benefit, net	—		—	(5)	5		0.02
Non-GAAP	$667	(15)%	$605	$130	$475	9%	$1.59	14%
	Nine Months Ended March 31, 2020
GAAP	$(4,368)	N.M	$(4,587)	$(237)	$(4,352)	N.M	$(14.84)	N.M
Surgical gown recall costs	95		95	25	70		0.24
State opioid assessment related to prior fiscal years	4		4	1	3		0.01
Restructuring and employee severance	80		80	18	62		0.21
Amortization and other acquisition-related costs	395		395	98	297		1.01
Impairments and (gain)/loss on disposal of assets, net	7		7	1	6		0.02
Litigation (recoveries)/charges, net[3]	5,729		5,729	509	5,220		17.80
Loss on extinguishment of debt	—		9	2	7		0.02
Transitional tax benefit, net	—		—	12	(12)		(0.04)
Non-GAAP	$1,942	5%	$1,732	$429	$1,300	4%	$4.41	6%
	Nine Months Ended March 31, 2019
GAAP	$1,752	45%	$1,512	$342	$1,169	(18)%	$3.88	(14)%
Restructuring and employee severance	97		97	25	72		0.24
Amortization and other acquisition-related costs	468		468	112	356		1.18
Impairments and (gain)/loss on disposal of assets, net	(492)		(492)	(129)	(363)		(1.20)
Litigation (recoveries)/charges, net	20		20	7	13		0.04
Transitional tax benefit, net	—		—	(8)	8		0.03
Non-GAAP	$1,845	(13)%	$1,605	$349	$1,255	—%	$4.17	5%

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	18

Explanation and Reconciliation of Non-GAAP Financial Measures

[1]	Attributable to Cardinal Health, Inc.

[2]
For the nine months ended March 31, 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Year-to-date fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.

[3]	Litigation (recoveries)/charges, net includes a pre-tax charge of $5.63 billion ($5.14 billion after tax) recorded in the first quarter of fiscal 2020 related to the opioid litigation.

The sum of the components may not equal the total due to rounding.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

19	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2019 Form 10-K since the end of fiscal 2019 through March 31, 2020.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Legal Proceedings
In addition to the proceeding described below, the legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
In June 2019, Melissa Cohen, a purported shareholder, filed an action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances. The derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorneys' fees. In December 2019 and January 2020, similar complaints were filed in the U.S. District Court for the Southern District of Ohio by purported shareholders, Stanley M. Malone and Michael Splaine, respectively. In January, 2020, the court consolidated the derivative cases under the caption In re Cardinal Health, Inc. Derivative Litigation and in March 2020, plaintiffs filed an amended complaint. The amended derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorneys' fees.
Risk Factors
You should carefully consider the information in this Form 10-Q, including the risk factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2019 Form 10-K, our Forms 10-Q for the quarters ended September 30, 2019 and December 31, 2019, and other filings with the SEC since June 30, 2019. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

We have been and expect to continue to be negatively affected by the ongoing COVID-19 pandemic.
In addition to the actual and possible effects of the COVID-19 pandemic and resulting disruptions on our business and operations discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we face other possible adverse impacts from the COVID-19 pandemic. Among other possible consequences, we may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the pandemic. Financial hardship to our customers and others could adversely impact the timing and collectability of payments to us from customers and require an increase in reserves against our accounts receivable. Additionally, the situation has and will likely continue to give rise to or amplify other risks that could adversely affect our results of operations, financial condition, liquidity or cash flows
As a critical player in the global healthcare supply chain, we are participating in industry-wide collaboration with the U.S. government and other distributors intended to increase the availability of PPE in the U.S and may participate in additional efforts relating to other products. In connection with these efforts, we have received information requests from several members of the U.S. Congress and could be investigated or have enforcement actions instituted against us by one or more agencies of the U.S., state or international governments and have and could receive negative publicity.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	20

Other

We cannot estimate the length or severity of the COVID-19 pandemic or the related consequences on the U.S. and global economy and our business and operations, including whether and when normal economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flow. The COVID-19 pandemic also may give rise to or heighten many of the risks we have previously identified, including risks associated with supplier relationships, international operations, regulatory and licensing, changes to the U.S. healthcare environment, cyber security, access to capital markets, and goodwill impairment, discussed further in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2019 and December 31, 2019. COVID-19 may also adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider a significant risk.
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
In October 2019, we agreed in principle to a Settlement Framework and in connection with this development we recorded a pre-tax accrual of $5.56 billion in the nine months ended March 31, 2020. This Settlement Framework is subject to contingencies but is the basis for our negotiation of definitive terms and documentation. Definitive terms of a settlement under the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We will regularly review opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for more information regarding these matters.
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
Additionally, in connection with the $5.63 billion pre-tax charge for the opioid litigation, in the nine months ended March 31, 2020, we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for more information regarding these matters.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal

21	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Other

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
January 2020	1,678	$53.60	—	$943
February 2020	223	58.58	—	943
March 2020	216	47.41	—	943
Total	2,117	$53.49	—	$943

(1)	Reflects 1,678, 223 and 216 common shares purchased in January, February and March 2020, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On February 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that was completed in December 2019. On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2021 and as of March 31, 2020, we have $943 million authorized for share repurchases remaining under this program.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	22

Financial Statements

Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2020	2019	2020	2019
Revenue	$39,157	$35,228	$116,233	$108,181
Cost of products sold	37,272	33,464	110,955	103,021
Gross margin	1,885	1,764	5,278	5,160

Operating expenses:
Distribution, selling, general and administrative expenses	1,165	1,097	3,435	3,315
Restructuring and employee severance	(6)	53	80	97
Amortization and other acquisition-related costs	130	154	395	468
Impairments and (gain)/loss on disposal of assets, net	(1)	11	7	(492)
Litigation (recoveries)/charges, net	35	17	5,729	20
Operating earnings/(loss)	562	432	(4,368)	1,752

Other (income)/expense, net	19	(13)	21	13
Interest expense, net	60	75	189	227
Loss on extinguishment of debt	5	—	9	—
Earnings/(loss) before income taxes	478	370	(4,587)	1,512

Provision for/(benefit from) income taxes	127	74	(237)	342
Net earnings/(loss)	351	296	(4,350)	1,170

Less: Net earnings attributable to noncontrolling interests	(1)	—	(2)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$350	$296	$(4,352)	$1,169

Earnings/(loss) per common share attributable to Cardinal Health, Inc.:
Basic	$1.20	$0.99	$(14.84)	$3.89
Diluted	1.19	0.99	(14.84)	3.88

Weighted-average number of common shares outstanding:
Basic	292	298	293	301
Diluted	294	299	293	302

Cash dividends declared per common share	$0.4811	$0.4763	$1.4433	$1.4289
See notes to condensed consolidated financial statements.

23	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2020	2019	2020	2019
Net earnings/(loss)	$351	$296	$(4,350)	$1,170

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(17)	13	(35)	(16)
Net unrealized loss on derivative instruments, net of tax	(21)	(1)	(27)	(3)
Total other comprehensive income/(loss), net of tax	(38)	12	(62)	(19)

Total comprehensive income/(loss)	313	308	(4,412)	1,151

Less: comprehensive income attributable to noncontrolling interests	(1)	—	(2)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$312	$308	$(4,414)	$1,150
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	24

Financial Statements

Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and equivalents	$2,329	$2,531
Trade receivables, net	9,019	8,448
Inventories, net	12,808	12,822
Prepaid expenses and other	1,692	1,946
Total current assets	25,848	25,747

Property and equipment, net	2,299	2,356
Goodwill and other intangibles, net	11,378	11,808
Other assets	1,623	1,052
Total assets	$41,148	$40,963

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,984	$21,535
Current portion of long-term obligations and other short-term borrowings	508	452
Other accrued liabilities	2,179	2,122
Total current liabilities	24,671	24,109

Long-term obligations, less current portion	6,754	7,579
Deferred income taxes and other liabilities	8,517	2,945

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at March 31, 2020 and June 30, 2019, respectively	2,774	2,763
Retained earnings	656	5,434
Common shares in treasury, at cost: 35 million shares and 28 million shares at March 31, 2020 and June 30, 2019, respectively	(2,086)	(1,790)
Accumulated other comprehensive loss	(141)	(79)
Total Cardinal Health, Inc. shareholders' equity	1,203	6,328
Noncontrolling interests	3	2
Total shareholders’ equity	1,206	6,330
Total liabilities and shareholders’ equity	$41,148	$40,963
See notes to condensed consolidated financial statements.

25	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended March 31, 2020
Balance at December 31, 2019	327	$2,752	$449	(35)	$(2,099)	$(103)	$3	$1,002
Net earnings			350				1	351
Other comprehensive loss, net of tax						(38)		(38)
Employee stock plans activity, net of shares withheld for employee taxes	—	22			13			35
Dividends declared			(142)					(142)
Other			(1)				(1)	(2)
Balance at March 31, 2020	327	$2,774	$656	(35)	$(2,086)	$(141)	$3	$1,206

	Three Months Ended March 31, 2019
Balance at December 31, 2018	327	$2,728	$5,233	(29)	$(1,795)	$(123)	$—	$6,043
Net earnings			296				—	296
Other comprehensive income, net of tax						12		12
Employee stock plans activity, net of shares withheld for employee taxes	—	20			2			22
Dividends declared			(143)					(143)
Other			—				2	2
Balance at March 31, 2019	327	$2,748	$5,386	(29)	$(1,793)	$(111)	$2	$6,232

	Nine Months Ended March 31, 2020
Balance at June 30, 2019	327	$2,763	$5,434	(28)	$(1,790)	$(79)	$2	$6,330
Net earnings/(loss)			(4,352)				2	(4,350)
Other comprehensive loss, net of tax						(62)		(62)
Employee stock plans activity, net of shares withheld for employee taxes	—	11			54			65
Share repurchase program activity		—		(7)	(350)			(350)
Dividends declared			(426)					(426)
Other			—				(1)	(1)
Balance at March 31, 2020	327	$2,774	$656	(35)	$(2,086)	$(141)	$3	$1,206

	Nine Months Ended March 31, 2019
Balance at June 30, 2018	327	$2,730	$4,645	(18)	$(1,224)	$(92)	$—	$6,059
Net earnings			1,169				1	1,170
Other comprehensive loss, net of tax						(19)		(19)
Employee stock plans activity, net of shares withheld for employee taxes	—	18		1	31			49
Share repurchase program activity		—		(12)	(600)			(600)
Dividends declared			(429)					(429)
Other			1				1	2
Balance at March 31, 2019	327	$2,748	$5,386	(29)	$(1,793)	$(111)	$2	$6,232
See notes to condensed consolidated financial statements.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	26

Financial Statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net earnings/(loss)	$(4,350)	$1,170

Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	688	759
Impairments and loss on sale of other investments	—	2
Impairments and (gain)/loss on disposal of assets, net	7	(492)
Loss on extinguishment of debt	9	—
Share-based compensation	68	64
Provision for bad debts	86	59
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(653)	(156)
Increase in inventories	(8)	(345)
Increase in accounts payable	448	846
Other accrued liabilities and operating items, net	5,425	309
Net cash provided by operating activities	1,720	2,216

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(38)
Additions to property and equipment	(239)	(192)
Purchase of investments	(18)	(11)
Proceeds from return of investments	6	3
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	2	749
Net cash provided by/(used in) investing activities	(249)	511

Cash flows from financing activities:
Net change in short-term borrowings	(2)	—
Reduction of long-term obligations	(888)	(2)
Net tax withholdings from share-based compensation	(4)	(13)
Dividends on common shares	(428)	(435)
Purchase of treasury shares	(350)	(600)
Net cash used in financing activities	(1,672)	(1,050)

Effect of exchange rates changes on cash and equivalents	(1)	(2)

Net increase/(decrease) in cash and equivalents	(202)	1,675
Cash and equivalents at beginning of period	2,531	1,763
Cash and equivalents at end of period	$2,329	$3,438
See notes to condensed consolidated financial statements.

27	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Notes to Financial Statements

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated.
References to "we," "our," and similar pronouns is in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
Recently Issued Financial Accounting Standards Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued amended accounting guidance that will require entities to measure credit losses on trade and other receivables, held-to-maturity debt securities, loans and other instruments using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts. This guidance also requires that credit losses on available-for-sale debt securities with unrealized losses be recognized as allowances rather than as deductions in the amortized cost of the securities. This guidance will be effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of this amended guidance but do not expect the adoption to have a material impact on our consolidated financial statements or disclosures.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	28

Notes to Financial Statements

2. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance:

	Three Months Ended March 31,
(in millions)	2020	2019
Employee-related (1)	$(15)	$29
Facility exit and other (2)	9	24
Total restructuring and employee severance	$(6)	$53

	Nine Months Ended March 31,
(in millions)	2020	2019
Employee-related (1)	$47	$70
Facility exit and other (2)	33	27
Total restructuring and employee severance	$80	$97

(1)
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods.

(2)
Facility exit and other costs primarily consist of product distribution and lease contract termination costs, lease costs associated with vacant facilities, accelerated depreciation, equipment relocation costs, project consulting fees, vendor transition fees, costs associated with restructuring our delivery of information technology infrastructure services and certain other divestiture-related costs.

Restructuring and employee severance during both the three and nine months ended March 31, 2020 and 2019 was primarily related to enterprise-wide cost-saving measures. The income during the three months ended March 31, 2020 was due to changes in estimates for severance previously accrued.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2019	$64	$8	$72
Additions	57	10	67
Payments and other adjustments	(55)	(3)	(58)
Balance at March 31, 2020	$66	$15	$81

3. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2019	$2,663	$5,715	$8,378
Goodwill acquired, net of purchase price adjustments	(5)	—	(5)
Foreign currency translation adjustments and other	—	(34)	(34)
Balance at March 31, 2020	$2,658	$5,681	$8,339

Primarily due to the risks and uncertainties to the business from both the Recalls and the COVID-19 pandemic, we elected to bypass the qualitative assessment and perform interim goodwill impairment testing for the Medical Unit during the three months ended March 31, 2020. The carrying value of this reporting unit at March 31, 2020 was $10.1 billion, of which $4.2 billion was goodwill. The fair value of the reporting unit was estimated to be approximately 10 percent in excess of its carrying value, using a combination of the income-based approach (using a discount rate of 8.5 percent and a terminal growth rate of 2 percent), and the market-based approach.
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2020
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$22	$—	$22	N/A
Total indefinite-life intangibles	22	—	22	N/A

Definite-life intangibles:
Customer relationships	3,544	1,746	1,798	13
Trademarks, trade names and patents	674	329	345	13
Developed technology and other	1,604	730	874	11
Total definite-life intangibles	5,822	2,805	3,017	12
Total other intangible assets	$5,844	$2,805	$3,039	N/A

29	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Notes to Financial Statements

	June 30, 2019
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$22	$—	$22
Total indefinite-life intangibles	22	—	22

Definite-life intangibles:
Customer relationships	3,562	1,517	2,045
Trademarks, trade names and patents	672	295	377
Developed technology and other	1,602	616	986
Total definite-life intangibles	5,836	2,428	3,408
Total other intangible assets	$5,858	$2,428	$3,430

Total amortization of intangible assets was $129 million and $133 million for the three months ended March 31, 2020 and 2019, respectively, and $385 million and $399 million for the nine months ended March 31, 2020 and 2019, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2020 through 2024 is as follows: $134 million, $442 million, $408 million, $358 million and $328 million.
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
During the nine months ended March 31, 2019, we recognized a pre-tax gain of $508 million related to this divestiture in impairments and (gain)/loss on disposal of assets in our condensed consolidated statements of earnings/(loss).
The carrying value of this investment was $330 million and $334 million as of March 31, 2020 and June 30, 2019, respectively. During the three and nine months ended March 31, 2020, our proportionate share of naviHealth’s net loss, which was recorded in other (income)/ expense, net in the condensed consolidated statements of earnings/(loss), was immaterial.

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
Our lease agreements include leases that contain lease components and non-lease components. For all asset classes, we have elected to account for both of these provisions as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the condensed consolidated financial statements at or for the three and nine months ended March 31, 2020.
We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in the three and nine months ended March 31, 2020 was not material. In addition, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing 1) whether any contracts are leases or contain leases, 2) lease classification and 3) initial direct costs.
Our leases have remaining lease terms from less than 1 year up to approximately 23 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	30

Notes to Financial Statements

The following table summarizes the components of lease cost:

	Three Months Ended March 31,	Nine Months Ended March 31,
(in millions)	2020	2020
Operating lease cost	$31	$92
Finance lease cost
Amortization of right-of-use assets	1	9
Total finance lease cost	1	9
Variable lease cost(1)	5	17
Total lease cost	$37	$118

(1)	Primarily includes payments for property taxes, maintenance and insurance.
The following table summarizes supplemental balance sheet information related to leases:

(in millions)	March 31, 2020
Operating Leases
Operating lease right-of-use assets	$469

Current portion of operating lease liabilities	109
Long-term operating lease liabilities	381
Total operating lease liabilities	490

Finance Leases
Finance lease right-of-use assets	13

Current portion of finance lease liabilities	4
Long-term finance lease liabilities	10
Total finance lease liabilities	$14

Operating leases are included in other assets, other accrued liabilities, and deferred income taxes and other liabilities in our condensed consolidated balance sheet. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings, and long-term obligations, less current portion in our condensed consolidated balance sheet.

The following tables summarizes supplemental cash flow information related to leases:

Nine Months Ended March 31,
(in millions)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$95
Financing cash flows paid for finance leases	4
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	154
New finance leases	17
Amended lease standard adoption impact as of July 1, 2019 (1)	400

(1)	Includes the effect of $22 million from reclassifying deferred rent as an offset to the lease right-of-use asset in accordance with the transition guidance.
Our operating leases had a weighted-average remaining lease term of 6.5 years and a weighted-average discount rate of 2.8 percent.
Future lease payments under non-cancellable leases as of March 31, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2020	$29	$1	$30
2021	113	6	119
2022	95	4	99
2023	73	4	77
2024	54	1	55
Thereafter	173	—	173
Total future lease payments	537	16	553
Less: leases not yet commenced (1)	4	—	4
Less: imputed interest	43	2	45
Total lease liabilities	$490	$14	$504

(1)
As of March 31, 2020, we had certain leases that were executed but did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded in the condensed consolidated balance sheets.

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2019 for fiscal 2020 through 2024 and thereafter were as follows: $126 million, $100 million, $76 million, $54 million, $33 million and $94 million.

31	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Notes to Financial Statements

6. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt and Other Short-Term Borrowings
At March 31, 2020 and June 30, 2019, we had total long-term obligations, including the current portion and other short-term borrowings, of $7.3 billion and $8.0 billion, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These obligations are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $22.0 billion and $21.5 billion at March 31, 2020 and June 30, 2019, respectively.
In November 2019, we repaid the full principal of the 2.4% Notes due 2019 at maturity for $450 million. During the nine months ended March 31, 2020, we early repurchased $247 million of the 2.616% Notes due 2022, $11 million of the 3.2% Notes due 2022, $20 million of the Floating Rate Notes due 2022, $104 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $5 million of the 4.9% Notes due 2045, and $35 million of the 4.368% Notes due 2047. The repurchases were paid for with available cash and other short-term borrowings. In connection with the early debt repurchases, we recorded a $9 million loss on extinguishment of debt.

The following table summarizes long-term obligations and other short-term borrowings at:

(in millions) (1)	March 31, 2020	June 30, 2019
2.4% Notes due 2019	$—	$450
4.625% Notes due 2020	504	508
2.616% Notes due 2022	834	1,079
3.2% Notes due 2022	236	247
Floating Rate Notes due 2022	321	340
3.2% Notes due 2023	573	551
3.079% Notes due 2024	815	781
3.5% Notes due 2024	413	402
3.75% Notes due 2025	530	494
3.41% Notes due 2027	1,215	1,318
4.6% Notes due 2043	340	346
4.5% Notes due 2044	342	342
4.9% Notes due 2045	441	445
4.368% Notes due 2047	560	594
7.0% Debentures due 2026	124	124
Other Obligations	14	10
Total	7,262	8,031
Less: current portion of long-term obligations and other short-term borrowings	508	452
Long-term obligations, less current portion	$6,754	$7,579

(1)	Maturities are presented on a calendar year basis.
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
Our revolving credit and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every quarter thereafter. As of March 31, 2020, we were in compliance with this financial covenant.

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	32

Notes to Financial Statements

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
Opioid Lawsuits and Investigations
Pharmaceutical wholesale distributors, including us, have been named as defendants in over 3,000 lawsuits relating to the distribution of prescription opioid pain medications. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as public nuisance, negligence and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
States & Political Subdivisions
Approximately 2,700 of these lawsuits have been filed by counties, municipalities, cities and political subdivisions in various federal, state, and other courts. The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio (the “MDL”).
In January 2020, the complaints of the Cabell County, West Virginia and the City of Huntington, West Virginia were remanded to U.S. District Court in West Virginia. A trial date has been set in August 2020. In addition, the complaints of San Francisco, California and the Cherokee Nation have been remanded to their original district courts, but no trial dates have been set.
In addition, 25 state attorneys general have filed lawsuits against distributors, including us, in various state courts. A trial in New York for cases brought by the New York State Attorney General and Nassau and Suffolk counties was scheduled to begin in March 2020, but was deferred due to the COVID-19 pandemic. Trial is scheduled to begin in October 2020 for a case brought by the Ohio State Attorney General and trial on a case brought by certain West Virginia political subdivisions is scheduled for March 2021.

33	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Notes to Financial Statements

Additionally, we have received requests from a multi-state task force of state attorneys general, as well as separate civil investigative demands, subpoenas or requests for information from these and other state attorneys general offices and governmental authorities.
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
The Settlement Framework includes (1) a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years, (2) development and participation in a program for distribution of opioid abuse treatment medications for a period of ten years, and (3) industry-wide changes to be specified to controlled substance anti-diversion programs. Definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. In connection with these matters, we have $5.56 billion accrued at March 31, 2020, included in deferred income taxes and other liabilities in the condensed consolidated balance sheets, which represents the cash component. We are unable to reasonably estimate the liability or cost associated with the other components of the Settlement Framework, the potential distribution of treatment medications and any incremental costs for changes to our controlled substance anti-diversion program that we may agree to. We continue to negotiate the definitive terms of the Settlement Framework.
In the nine months ended March 31, 2020, we along with two other national distributors entered into a $215 million settlement with two Ohio counties, Cuyahoga and Summit, to resolve all claims in the first bellwether trial in the MDL, which had been set for trial for October 2019. In connection with this settlement, we incurred $66 million within litigation (recoveries)/charges, net during the nine months ended March 31, 2020.
In connection with these matters, we recorded a total pre-tax charge of $5.63 billion ($5.14 billion after tax) during the nine months ended March 31, 2020 in litigation (recoveries)/charges, net, in the condensed consolidated statement of earnings for the cash component. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We will regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. We continue to strongly dispute the allegations made in these lawsuits and reaching an agreement in principle on a global settlement framework is not an admission of liability or wrongdoing.
Private Plaintiffs
The Settlement Framework does not address claims by private plaintiffs, which includes unions and other health and welfare funds,

hospital systems and other healthcare providers, businesses and individuals. Private plaintiffs had brought approximately 400 lawsuits as of May 4, 2020. Of these, 105 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We will continue to vigorously defend ourselves in these matters.
Department of Justice Investigations
We have received grand jury subpoenas issued on behalf of the District Courts for the Eastern District of New York and the District of Columbia seeking documents and, in the District of Columbia, testimony, related to our anti-diversion policies and procedures, and our distribution of certain controlled substances. We are cooperating with these requests.
Cordis Product Liability Lawsuits
As of May 4, 2020, we are named as a defendant in 309 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 3,924 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 29 lawsuits involving similar claims by approximately 34 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We are vigorously defending ourselves in these lawsuits.
At March 31, 2020, we had a total of $466 million accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits, net of estimated insurance recoveries. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $900 million, net of estimated insurance recoveries.
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
Surgical Gown Recalls
In January 2020, we issued a voluntary recall for 9.1 million AAMI Level 3 surgical gowns and two voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for 2.9 million Presource Procedure Packs containing affected gowns (together, the "Recalls"). These Recalls were necessary

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	34

Notes to Financial Statements

because we discovered in December 2019 that one of our FDA-registered suppliers in China had shifted production of some gowns to unapproved sites with uncontrolled manufacturing environments. Because of this, we could not assure sterility of the gowns.
In connection with these Recalls, in the nine months ended March 31, 2020, we recorded total charges of $95 million, of which $55 million is within cost of products sold and $40 million is within SG&A in the condensed consolidated statements of earnings/(loss). In our condensed consolidated balance sheet at March 31, 2020, we had $38 million reserved within inventories, net, and $55 million included in other accrued liabilities related to this charge. This charge represents our best estimate of costs for the Recalls and includes inventory write-off costs and certain remediation and supply disruption costs, such as costs to replace recalled products. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. The amount of ultimate loss may differ materially from this accrual.
In addition to the charge for the nine months ended March 31, 2020, the Recalls may have other negative impacts, which could include: government investigations and enforcement actions by the U.S. Food and Drug Administration or other regulators or U.S. or international governmental bodies (possibly resulting in the suspension or revocation of the authority to produce, distribute and sell products and other civil or criminal sanctions); losses due to patient claims, including product liability claims and lawsuits; and customer claims unrelated to their direct costs from the supply disruption.
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
Opioid Settlement Framework
In connection with the $5.63 billion pre-tax charge for the opioid litigation, during the nine months ended March 31, 2020 we recorded a tax benefit of $487 million, which is net of unrecognized tax benefits of $468 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the U.S. Tax Cuts and Jobs Act ("Tax Act"). Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 7 for more information regarding these matters.
Effective Tax Rate
During the three months ended March 31, 2020 and 2019, the effective tax rate was 26.8 percent and 20.0 percent, respectively. The increase in the effective tax rate from the prior period was primarily due to changes in discrete tax items and jurisdictional mix.
During the nine months ended March 31, 2020 and 2019, the effective tax rate was 5.2 percent and 22.6 percent, respectively. The decrease in the effective tax rate from fiscal 2019 to fiscal 2020 was primarily due to the net tax effects of the Settlement Framework.
Unrecognized Tax Benefits
At March 31, 2020 and June 30, 2019, we had $919 million and $456 million of unrecognized tax benefits, respectively. The March 31, 2020 and June 30, 2019 balances include $772 million and $303 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2020 and June 30, 2019, we had $137 million and $122 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues,

35	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Notes to Financial Statements

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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $173 million and $165 million at March 31, 2020 and June 30, 2019, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $18 million and $22 million at March 31, 2020 and June 30, 2019, respectively, and is included in other assets in the condensed consolidated balance sheet.
Future adjustments to the financial statements may be necessary as final tax regulations related to U.S. Tax Reform are issued. We will assess any impact as additional guidance is issued.

9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$647	$—	$—	$647
Other investments (1)	96	—	—	96
Forward contracts (2)	—	170	—	170

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$297	$—	$—	$297
Other investments (1)	118	—	—	118
Forward contracts (2)	—	53	—	53

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

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	36

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense in the condensed consolidated statements of earnings. For the three and nine months ended March 31, 2020 and 2019, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the nine months ended March 31, 2020 and 2019, no new pay-floating interest rate swaps were executed. In connection with the debt redemption as described in Note 6, two pay-floating interest rate swaps with notional amounts of $200 million matured in the second quarter of fiscal 2020.
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
During the nine months ended March 31, 2020, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt.
Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and nine months ended March 31, 2020 and 2019. All gains and losses currently included within accumulated other comprehensive loss associated with our foreign exchange forward contracts that are expected to be reclassified into net earnings within the next 12 months are immaterial.
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
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $7 million and $8 million expense during the nine months ended March 31, 2020 and 2019, respectively. The principal currencies managed through foreign currency contracts are the euro, Canadian dollar, British pound, Japanese yen, and Chinese renminbi.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at March 31, 2020 and June 30, 2019 approximate fair value due to their short-term maturities.

37	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Notes to Financial Statements

The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2020	June 30, 2019
Estimated fair value	$7,211	$8,065
Carrying amount	7,262	8,031

The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Equity
During the nine months ended March 31, 2020, we repurchased 7.3 million common shares having an aggregate cost of $350 million. The average price paid per common share was $48.00. These repurchases were made under an accelerated share repurchase ("ASR") program, which began on August 20, 2019 and was completed on December 4, 2019.
During the nine months ended March 31, 2019, we repurchased 11.5 million common shares having an aggregate cost of $600 million. The average price paid per common share was $52.32.
We funded the repurchases with available cash and short-term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(95)	$16	$(79)
Other comprehensive loss, before reclassifications	(35)	(22)	(57)
Amounts reclassified to earnings	—	(5)	(5)
Other comprehensive loss, net of tax	(35)	(27)	(62)
Balance at March 31, 2020	$(130)	$(11)	$(141)

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31,
(in millions)	2020	2019
Weighted-average common shares–basic	292	298
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	1
Weighted-average common shares–diluted	294	299

	Nine Months Ended March 31,
(in millions)	2020	2019
Weighted-average common shares–basic	293	301
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	—	1
Weighted-average common shares–diluted	293	302

The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive were 4 million for the three months ended March 31, 2020 and 7 million for the nine months ended March 31, 2020 (2 million of which were anti-dilutive as a result of the year-to-date net loss).
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive were 6 million during both the three months and the nine months ended March 31, 2019.
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

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	38

Notes to Financial Statements

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
Revenue
The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended March 31,
(in millions)	2020	2019
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$34,899	$31,146
Nuclear and Precision Health Solutions	213	215
Pharmaceutical segment revenue	35,112	31,361
Medical distribution and products (3)	3,539	3,431
Cardinal Health at-Home Solutions	512	440
Medical segment revenue	4,051	3,871
Total segment revenue	39,163	35,232
Corporate (4)	(6)	(4)
Total revenue	$39,157	$35,228

	Nine Months Ended March 31,
(in millions)	2020	2019
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$103,612	$95,888
Nuclear and Precision Health Solutions	642	628
Pharmaceutical segment revenue	104,254	96,516
Medical distribution and products (3)	10,483	10,339
Cardinal Health at-Home Solutions	1,508	1,339
Medical segment revenue	11,991	11,678
Total segment revenue	116,245	108,194
Corporate (4)	(12)	(13)
Total revenue	$116,233	$108,181

(1)	Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services."

(2)	Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.

(3)	Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.

(4)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following tables present revenue by geographic area:

	Three Months Ended March 31,
(in millions)	2020	2019
United States	$38,073	$34,230
International	1,090	1,002
Total segment revenue	39,163	35,232
Corporate (1)	(6)	(4)
Total revenue	$39,157	$35,228

	Nine Months Ended March 31,
(in millions)	2020	2019
United States	$113,053	$105,190
International	3,192	3,004
Total segment revenue	116,245	108,194
Corporate (1)	(12)	(13)
Total revenue	$116,233	$108,181

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

39	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Notes to Financial Statements

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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $17 million for both the three months ended March 31, 2020 and 2019, and $37 million and $36 million for the nine months ended March 31, 2020 and 2019, respectively.
In connection with the opioid litigation as discussed further in Note 7, we recognized a pre-tax charge of $5.63 billion during the nine months ended March 31, 2020, which was retained at Corporate.
In connection with the surgical gown recall as discussed further in Note 7, we recognized a pre-tax charge of $95 million during the nine months ended March 31, 2020 which was retained at Corporate.
In connection with the naviHealth divestiture, we recognized a pre-tax gain of $508 million during the nine months ended March 31, 2019, which was retained at Corporate.

The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2020	2019
Pharmaceutical	$534	$536
Medical	178	155
Total segment profit	712	691
Corporate	(150)	(259)
Total operating earnings	$562	$432

	Nine Months Ended March 31,
(in millions)	2020	2019
Pharmaceutical	$1,394	$1,388
Medical	543	479
Total segment profit	1,937	1,867
Corporate	(6,305)	(115)
Total operating earnings/(loss)	$(4,368)	$1,752

The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2020	June 30, 2019
Pharmaceutical	$22,508	$22,446
Medical	15,445	15,284
Corporate	3,195	3,233
Total assets	$41,148	$40,963

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2020	2019
Restricted share unit expense	$20	$17
Employee stock option expense	1	2
Performance share unit expense	6	4
Total share-based compensation	$27	$23

	Nine Months Ended March 31,
(in millions)	2020	2019
Restricted share unit expense	$53	$47
Employee stock option expense	3	8
Performance share unit expense	12	9
Total share-based compensation	$68	$64
The total tax benefit related to share-based compensation was $5 million and $4 million for the three months ended March 31, 2020

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	40

Notes to Financial Statements

and 2019, respectively, and $12 million and $13 million for the nine months ended March 31, 2020 and 2019, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2019	2	$51.65
Granted	2	42.58
Vested	(1)	60.13
Canceled and forfeited	—
Nonvested at March 31, 2020	3	$45.88
At March 31, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $93 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2019	6	$63.78
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at March 31, 2020	6	$64.02
Exercisable at March 31, 2020	5	$63.96

At March 31, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $1 million, which is expected to be recognized over a weighted-average period of less than one year.

The following tables provide additional detail related to stock options:

(in millions)	March 31, 2020	June 30, 2019
Aggregate intrinsic value of outstanding options at period end	$9	$10
Aggregate intrinsic value of exercisable options at period end	9	10

(in years)	March 31, 2020	June 30, 2019
Weighted-average remaining contractual life of outstanding options	5	5
Weighted-average remaining contractual life of exercisable options	5	5

Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2019	0.9	$51.45
Granted	0.6	43.68
Vested	(0.1)	48.40
Canceled and forfeited	(0.1)	50.76
Nonvested at March 31, 2020	1.3	$51.94

At March 31, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $29 million, which is expected to be recognized over a weighted-average period of two years if targets are achieved.

41	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Exhibits

Exhibits

Exhibit Number	Exhibit Description
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
10.1
Cardinal Health Deferred Compensation Plan, Amended and Restated effective January 1, 2020 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report for the quarter ended December 31, 2019, File No. 1-11373)*

10.2
Letter Agreement, dated March 9, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.3
Confidentiality and Business Protection Agreement, effective as of April 27, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

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

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	42

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	23
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4	Controls and Procedures	20

	Part II. Other Information
Item 1	Legal Proceedings	20
Item 1A	Risk Factors	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	42
	Signatures	44

N/A	Not applicable

43	Cardinal Health | Q3 Fiscal 2020 Form 10-Q

Additional Information

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 11, 2020	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer

Cardinal Health | Q3 Fiscal 2020 Form 10-Q	44