Form 10-K
period 2020-06-30
CARDINAL HEALTH INC
filed 2020-08-13
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☑
The aggregate market value of voting stock held by non-affiliates on December 31, 2019, was the following: $14,729,138,108.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2020, was the following: 292,444,079.

Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2020 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2020 Form 10-K

1	Cardinal Health | Fiscal 2020 Form 10-K

Introduction

Introduction

References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health" and similar pronouns refer to Cardinal Health, Inc. and its majority-owned subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30.  References to fiscal 2021, 2020, 2019, 2018, 2017 and 2016 are to the fiscal years ended June 30, 2021, 2020, 2019, 2018, 2017 and 2016, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2020.
Non-GAAP Financial Measures
In this report, including in the "Fiscal 2020 Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this report.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our MD&A within this Form 10-K generally discusses fiscal 2020 and fiscal 2019 items and year-to-year comparisons between fiscal 2020 and fiscal 2019. Fiscal 2018 items and discussions of year-to-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Important Information Regarding Forward-Looking Statements
This report (including information incorporated by reference) includes forward-looking statements addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in MD&A and Risk Factors, but there are others throughout this report, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. The most significant of these risks and uncertainties are described in “Risk Factors” in this report and in Exhibit 99.1 to the Form 10-K included in this report. Forward-looking statements in this report speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

Cardinal Health | Fiscal 2020 Form 10-K	2

MD&A	Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations
About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical.
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

3	Cardinal Health | Fiscal 2020 Form 10-K

MD&A	Results of Operations

Consolidated Results

Fiscal 2020 Overview

Revenue
Revenue for fiscal 2020 was $152.9 billion, a 5 percent increase from the prior year, primarily due to sales growth from pharmaceutical distribution and specialty solutions customers.
GAAP and Non-GAAP Operating Earnings

(in millions)	2020	2019	Change
GAAP operating earnings/(loss)	$(4,098)	$2,060	N.M.
Surgical gown recall costs	85	—
State opioid assessment related to prior fiscal years	3	—
Restructuring and employee severance	122	125
Amortization and other acquisition-related costs	524	621
Impairments and (gain)/loss on disposal of assets	7	(488)
Litigation (recoveries)/charges, net	5,741	36
Non-GAAP operating earnings	$2,384	$2,353	1%
The sum of the components and certain computations may reflect rounding adjustments.
We had a GAAP operating loss of $4.1 billion during fiscal 2020 primarily due to a $5.63 billion pre-tax charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications as described in the Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements." GAAP operating earnings during fiscal 2019 were favorably impacted by a $508 million pre-tax gain from the divestiture of a majority interest in our naviHealth Holdings, LLC ("naviHealth") business.
The increase in non-GAAP operating earnings was primarily due to the beneficial impact of enterprise-wide cost-savings measures, a higher contribution from branded pharmaceutical sales mix, the favorable year-over-year impact of fiscal 2019 charges related to an exclusive distribution agreement with a Medical segment supplier and growth from specialty solutions, partially offset by the adverse impact of Pharmaceutical segment customer contract renewals and the adverse impact of the pandemic associated with the novel strain of coronavirus (“COVID-19”). See the Significant Developments in Fiscal 2020 and Trends section of this MD&A.
GAAP and Non-GAAP Diluted EPS

($ per share)	2020 (2) (3)	2019 (2)	Change
GAAP diluted EPS (1)	$(12.61)	$4.53	N.M.
Surgical gown recall costs	0.22	—
State opioid assessment related to prior fiscal years	0.01	—
Restructuring and employee severance	0.31	0.31
Amortization and other acquisition-related costs	1.34	1.57
Impairments and (gain)/loss on disposal of assets	0.02	(1.25)
Litigation (recoveries)/charges, net	17.84	0.09
Loss on early extinguishment of debt	0.04	—
Gain on sale of equity interest in naviHealth	(1.68)	—
Transitional tax benefit, net	(0.01)	0.03
Non-GAAP diluted EPS (1)	$5.45	$5.28	3%
The sum of the components and certain computations may reflect rounding adjustments.

(1)	Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS" or "diluted loss per share")

(2)
The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."

(3)
For fiscal 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.

Cardinal Health | Fiscal 2020 Form 10-K	4

MD&A	Results of Operations

We had a $12.61 GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") during fiscal 2020 due to the charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. The charge had a $(17.54) per share after tax impact on GAAP diluted EPS. GAAP diluted EPS during fiscal 2020 was favorably impacted by a $1.68 per share gain from the sale of the remainder of our equity interest in naviHealth described further in Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 2 of the "Notes to Consolidated Financial Statements". GAAP diluted EPS during fiscal 2019 included a $1.26 per share gain from the divestiture of our majority interest in naviHealth.
Fiscal 2020 non-GAAP diluted EPS increased 3% to $5.45. This increase was primarily due to the factors discussed above impacting non-GAAP operating earnings, as well as a lower share count as a result of share repurchases and lower interest expense due to less debt outstanding and lower interest rates. The year-over-year comparison was unfavorably impacted by a higher effective tax rate due to the benefit in the prior-year from discrete tax items, largely related to international legal entity changes.
Cash and Equivalents

Our cash and equivalents balance was $2.8 billion at June 30, 2020 compared to $2.5 billion at June 30, 2019. The increase in cash during fiscal 2020 was due to net cash provided by operating activities of $2.0 billion and $886 million of net cash proceeds from the sale of investments, offset by cash deployed of $1.4 billion for debt repayments, $569 million for dividends and $350 million for share repurchases.

5	Cardinal Health | Fiscal 2020 Form 10-K

MD&A	Results of Operations

Significant Developments in Fiscal 2020 and Trends
COVID-19

The COVID-19 pandemic continues to severely impact the U.S. and global economies. Our businesses have been impacted in a variety of ways beginning in the third quarter of fiscal 2020, as discussed in the following paragraphs and under “Results of Operations.” We estimate that the COVID-19 pandemic had a net negative impact to operating earnings/(loss) of approximately $100 million in fiscal 2020.
Within our manufacturing and distribution facilities, we have implemented sustained protocols designed to protect the safety of our employees and maintain continuity of our operations, and have generally continued to operate our distribution and manufacturing facilities in the ordinary course of business. Additionally, in line with various governmental recommendations to reduce large gatherings and practice social distancing, we have enabled most office-based employees to work remotely. These measures have created additional burdens on our infrastructure and information technology systems. Furthermore, if a significant number of our employees are unable to perform their duties for a period of time, we may experience difficulties in operating one or more of our facilities which could adversely impact our financial results.
Since the third quarter of fiscal 2020, our Medical segment has seen dramatically increased demand for certain personal protective equipment (“PPE”), such as masks, gowns and gloves. We manufacture, source and distribute some PPE products and distribute PPE manufactured by others. This increased demand resulted in an increase in sales volume for certain products in fiscal 2020. The cost to manufacture and source certain PPE products has also significantly increased, which had a slight negative impact on our margin for these products in fiscal 2020 and is expected to have a larger negative impact in fiscal 2021. We continue to seek alternate and additional sources for these products and otherwise mitigate cost increases. We also are increasing certain PPE product prices to reflect some of our higher costs and are seeking to modify affected customer contracts. If these efforts are unsuccessful, our margins may be adversely impacted even more significantly. In addition, we could experience decreased sales and customer disputes.
Federal, state and local governmental policies and orders and certain private initiatives designed to reduce the transmission of COVID-19 also resulted in, among other things, the cancellation or deferral of many elective medical procedures and some of our customers closing or severely curtailing their operations. As a result, our Medical segment has experienced decreased sales volume (apart from PPE products described above), which had a negative impact on Medical segment profit in fiscal 2020 and which we currently assume will have a negative impact in fiscal 2021. The decrease in elective procedures and physician office visits has also resulted in a significant decrease in sales by our Nuclear and Precision Health Solutions division in our Pharmaceutical segment in fiscal 2020. Fluctuating or decreasing elective procedure volume may have a greater or lesser adverse impact on the sales of these products and services than we anticipate.
Our Pharmaceutical Distribution and Specialty Solutions businesses experienced a temporary increase in sales volume during the third quarter of fiscal 2020, which we believe to be related to accelerated purchasing by some customers due to the COVID-19 pandemic and which was largely offset by a decrease in sales volume in the fourth quarter of fiscal 2020. We assume fiscal 2021 Pharmaceutical segment revenue will be negatively impacted by COVID-19, and we are uncertain when sales volume will return to pre-COVID-19 levels.
Political, legal or regulatory actions taken in response to the COVID-19 pandemic in certain jurisdictions where we manufacture, source or distribute products have created supply disruptions within both our Medical and, to a lesser extent, our Pharmaceutical segments and are likely to cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions. For example, several countries have increased or instituted new restrictions on the export of medical or pharmaceutical products that we distribute or use in our businesses, including key components or raw materials. Additionally, governmental authorities in many countries, including the U.S., are considering enacting legislative or regulatory changes to address the impact of the pandemic, which may restrict or require changes in our operations, increase our costs, or otherwise adversely affect our operations.
In March 2020, the U.S enacted the Coronavirus Aid, Relief and Economic Security Act, which provided a variety of benefits for businesses as a result of the COVID-19 pandemic. During fiscal 2020, we received a cash flow benefit related to the deferral of payroll and income tax payments and a small tax benefit from the employee retention credit under this Act.
We currently anticipate that the COVID-19 pandemic will have a further negative impact on fiscal 2021 consolidated operating earnings and Medical segment profit. However, we cannot estimate the length or severity of the COVID-19 pandemic or of the related U.S. or global economic consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flow, and its impact maybe greater or less than we anticipate.

Cardinal Health | Fiscal 2020 Form 10-K	6

MD&A	Results of Operations

Opioid Lawsuits

In October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). This Settlement Framework is subject to contingencies and uncertainties as to final terms, but is the basis for our negotiation of definitive terms and documentation. The Settlement Framework includes (1) a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years, (2) development and participation in a program for free or rebated distribution of opioid abuse treatment medications for a period of ten years, and (3) to-be specified industry-wide changes to distributor controlled substance anti-diversion programs. We also agreed, with two other national distributors, to a $215 million settlement with two plaintiff counties. Our portion of that settlement was $66 million, which was paid in January 2020.
In connection with these matters, we recorded a total pre-tax charge of $5.63 billion ($5.14 billion after tax) during fiscal year 2020 in litigation (recoveries)/charges, net, in the consolidated statement of earnings/(loss) for the cash component. We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Moreover, definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
Also in connection with these matters, we recorded a tax benefit of $488 million, which is net of unrecognized tax benefits of $469 million, during fiscal 2020, reflecting our current assessment of the estimated future deductibility of the amount that may be paid under the $5.63 billion accrual taken in connection with the opioid litigation. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination of the technical merits of the position, including resolutions of any related appeals or litigation. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. For tax benefits that do not qualify for recognition, we recognize a liability for unrecognized tax benefits. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the U.S. Tax Cuts and Jobs Act (“Tax Act”). We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the “Notes to the Consolidated Financial Statements” for additional information.
Gain on Sale of Equity Interest in naviHealth

As described further in Note 2 of the "Notes to Consolidated Financial Statements," in May 2020 we sold the remainder of our equity interest in a partnership that owned naviHealth. We recognized a pre-tax gain of $579 million ($493 million after tax) from this disposal in gain on sale of equity interest in naviHealth in our consolidated statements of earnings/(loss).
Other Trends

In addition to the trends and uncertainties described above under the caption Significant Developments in Fiscal 2020 and Trends, the performance of our Pharmaceutical segment generics program, which includes generic pharmaceutical customer pricing changes and Red Oak Sourcing, adversely impacted Pharmaceutical segment profit in fiscal 2019 and fiscal 2018; however, in fiscal 2020 our generics program had a slightly favorable impact on Pharmaceutical segment profit. As is generally the case, the frequency, timing, magnitude and profit impact of generic pharmaceutical customer pricing changes, customer contract renewals, and branded and generic pharmaceutical manufacturer pricing changes remain uncertain and their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2021 could be more or less than we expect.

7	Cardinal Health | Fiscal 2020 Form 10-K

MD&A	Results of Operations

Results of Operations
Revenue

	Revenue
(in millions)	2020	2019	Change
Pharmaceutical	$137,495	$129,917	6%
Medical	15,444	15,633	(1)%
Total segment revenue	152,939	145,550	5%
Corporate	(17)	(16)	N.M.
Total revenue	$152,922	$145,534	5%

Fiscal 2020 Compared to Fiscal 2019

Pharmaceutical Segment
Fiscal 2020 Pharmaceutical segment revenue grew primarily due to sales growth from pharmaceutical distribution and specialty solutions customers, which together increased revenue by $7.6 billion.
Medical Segment
Fiscal 2020 Medical segment revenue decreased due to the adverse impact of the COVID-19 pandemic, partially offset by sales growth from Cardinal Health at-Home Solutions.
Cost of Products Sold

Cost of products sold for fiscal 2020 increased $7.4 billion (5 percent) due to the factors affecting the changes in revenue and gross margin.

Cardinal Health | Fiscal 2020 Form 10-K	8

MD&A	Results of Operations

Gross Margin

	Consolidated Gross Margin
(in millions)	2020	2019	Change
Gross margin	$6,868	$6,834	—%
Fiscal 2020 Compared to Fiscal 2019

Fiscal 2020 consolidated gross margin is essentially flat with growth from pharmaceutical specialty solutions and higher contribution from branded pharmaceutical sales, mostly offset by the adverse impact of Pharmaceutical segment customer contract renewals. Gross margin comparison to the prior year benefitted from the fiscal 2019 charges related to an exclusive distribution agreement with a Medical segment supplier.
Gross margin rate declined during fiscal 2020 mainly due to the adverse impact of pharmaceutical customer contract renewals and changes in pharmaceutical distribution product mix.

Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses
(in millions)	2020	2019	Change
SG&A expenses	$4,572	$4,480	2%

Fiscal 2020 Compared to Fiscal 2019

Fiscal 2020 SG&A expenses increased due to higher costs to support sales growth and a $37 million charge in connection with a voluntary recall for Association for the Advancement of Medical Instrumentation ("AAMI") Level 3 surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns (together, the "Recalls"), as described further within Note 7 of the "Notes to Consolidated Financial Statements".

9	Cardinal Health | Fiscal 2020 Form 10-K

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings
(in millions)	2020	2019	Change
Pharmaceutical	$1,753	$1,834	(4)%
Medical	663	576	15%
Total segment profit	2,416	2,410	—%
Corporate	(6,514)	(350)	N.M.
Total consolidated operating earnings	$(4,098)	$2,060	N.M.
Fiscal 2020 Compared to Fiscal 2019

Pharmaceutical Segment Profit
Fiscal 2020 Pharmaceutical segment profit decreased largely due to the adverse impact of customer contract renewals, partially offset by higher contribution from our branded pharmaceutical sales mix and growth from specialty solutions.
Pharmaceutical segment financial results do not include the $5.63 billion charge associated with the opioid litigation. See Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
Medical Segment Profit
Fiscal 2020 Medical segment profit increased largely due to benefits from cost-savings measures and the favorable year-over-year impact of the fiscal 2019 charges related to an exclusive distribution agreement with a Medical segment supplier, partially offset by decreased sales resulting from the COVID-19 pandemic.
Medical segment financial results do not include the $85 million charge incurred during fiscal 2020 in connection with the Recalls, as described further within Note 7 of the "Notes to Consolidated Financial Statements".
Corporate
The changes in Corporate during fiscal 2020 are due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

Cardinal Health | Fiscal 2020 Form 10-K	10

MD&A	Results of Operations

Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

(in millions)	2020	2019
Restructuring and employee severance	$122	$125
Amortization and other acquisition-related costs	524	621
Impairments and (gain)/loss on disposal of assets, net	7	(488)
Litigation (recoveries)/charges, net	5,741	36
Restructuring and Employee Severance
In fiscal 2020 and 2019, restructuring costs are primarily related to implementation of certain enterprise-wide cost-savings measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $512 million and $531 million for fiscal 2020 and 2019, respectively.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $7 million and $75 million during fiscal 2020 and 2019, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During fiscal 2019, we recognized a pre-tax gain of $508 million related to the divestiture of our majority interest in naviHealth. See also “Gain on Sale of Equity Interest in naviHealth” below with respect to the sale of the remainder of our equity interest in naviHealth in fiscal 2020.
Litigation (Recoveries)/Charges, Net
During fiscal 2020, we recognized a pre-tax charge of $5.63 billion ($5.14 billion after tax) associated with the opioid litigation. See Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2020 and 2019, we recognized $103 million and $117 million, respectively, of estimated losses and legal defense costs associated with inferior vena cava ("IVC") filter product liability claims.
During fiscal 2020 and 2019, we recognized income of $16 million and $94 million, respectively, for recoveries in class action antitrust lawsuits in which we were a class member.
Other Components of Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

(in millions)	2020	2019	Change
Other (income)/expense, net	$(1)	$15	N.M.
Interest expense, net	238	294	(19)%
Loss on early extinguishment of debt	16	—	N.M.
Gain on sale of equity interest in naviHealth	(579)	—	N.M.
Interest Expense, Net

Fiscal 2020 interest expense decreased from fiscal 2019 primarily due to lower debt outstanding and lower interest rates.
Loss On Early Extinguishment Of Debt
During fiscal 2020, we recognized a $16 million loss in connection with the redemption and early debt repurchases as described further in Note 6 of the "Notes to Consolidated Financial Statements."
Gain on Sale of Equity Interest in naviHealth
During fiscal 2020, we recognized a pre-tax gain of $579 million from the sale of our equity interest in a partnership that owned naviHealth, as described further in the Significant Developments in Fiscal 2020 and Trends section of this MD&A and Note 2 of the "Notes to Consolidated Financial Statements." See also “Impairments and (Gain)/Loss on Disposal of Assets, Net” above with respect to the fiscal 2019 sale of our majority interest in naviHealth.

11	Cardinal Health | Fiscal 2020 Form 10-K

MD&A	Results of Operations

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
A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 8 of the "Notes to Consolidated Financial Statements" for additional information):

	2020 (1)	2019 (2)
Provision at Federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.5	0.9
Tax effect of foreign operations	—	(0.7)
Nondeductible/nontaxable items	(0.1)	2.5
Tax Act	0.1	(0.8)
Change in valuation allowances	1.5	4.5
Foreign tax credits	0.5	(1.0)
Legal entity reorganization	—	(3.6)
Opioid litigation	(23.2)	—
Other	(0.2)	(0.7)
Effective income tax rate	2.1%	22.1%

(1)	The effective income tax rate for fiscal 2020 represents an income tax benefit tax rate.

(2)	The effective income tax rate for fiscal 2019 represents an income tax expense tax rate.
Fiscal 2020

The fiscal 2020 effective income tax rate was impacted by the Settlement Framework, as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A.
Ongoing Audits
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year. Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions, including U.S. Internal Revenue Service ("IRS") challenges to our international transfer pricing for the periods from 2008 to 2014, and it is possible that they will challenge others. These challenges may adversely affect our effective tax rate or tax payments.

Cardinal Health | Fiscal 2020 Form 10-K	12

MD&A	Liquidity and Capital Resources

Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; and current and projected debt service requirements, early extinguishment of debt, dividends and share repurchases as well as potential opioid litigation settlement payments associated with the Settlement Framework. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing. To-date, the COVID-19 pandemic has not resulted in material changes to our liquidity and capital resources and has not impacted our ability to comply with financial commitments.
Cash and Equivalents

Our cash and equivalents balance was $2.8 billion at June 30, 2020 compared to $2.5 billion at June 30, 2019. The increase in cash during fiscal 2020 was due to net cash provided by operating activities of $2.0 billion, which reflects increases to working capital associated with the timing of payments to vendors, and $886 million of net cash proceeds from the sale of investments, substantially all of which was related to the sale of our equity interest in naviHealth, offset by cash deployed of $1.4 billion for debt repayments, $569 million for dividends and $350 million for share repurchases. At June 30, 2020, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During fiscal 2019, our cash and equivalents increased by $700 million due to $2.7 billion of net cash provided by operating activities and $737 million of net cash proceeds from the sale of our majority interest in naviHealth, offset by $1.1 billion paid for debt repayments, $600 million paid for share repurchases, $577 million paid in dividends and $328 million paid for capital expenditures.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at June 30, 2020 included $476 million of cash and equivalents held by subsidiaries outside of the United States.
In June 2020, we returned $140 million of cash held by foreign subsidiaries to the U.S.
As of June 30, 2020, foreign earnings of approximately $800 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our financial statements in fiscal 2020.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2020 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At June 30, 2020, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. During fiscal 2020, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $1.7 billion and an average combined daily amount outstanding of $195 million.
Our revolving credit and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every quarter thereafter. As of June 30, 2020, we were in compliance with this financial covenant.

Long-Term Obligations
At June 30, 2020, we had total long-term obligations, including the current portion and other short-term borrowings of $6.8 billion.
In June 2020, we redeemed $500 million aggregate principle amount of 4.625% Notes due December 2020 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with the redemption, we recorded a $7 million loss on early extinguishment of debt.
In November 2019, we repaid the full principal of the 2.4% Notes due 2019 at maturity for $450 million.
During fiscal 2020, we also early repurchased $247 million of the 2.616% Notes due 2022, $11 million of the 3.2% Notes due 2022, $20 million of the Floating Rate Notes due 2022, $104 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $5 million of the 4.9% Notes due 2045, and $35 million of the 4.368% Notes due 2047.  In connection with these early debt

13	Cardinal Health | Fiscal 2020 Form 10-K

MD&A	Liquidity and Capital Resources

repurchases, we recognized a $9 million loss on early extinguishment of debt.
In fiscal 2019, we repaid $1.0 billion of 1.948% notes at maturity and repurchased a total of $100 million of notes due in 2022 and 2027. The loss on early extinguishment of debt from the fiscal 2019 early repurchases was immaterial.
The redemption and repurchases were paid for with available cash and other short-term borrowings.
Risk Management
We use interest rate swaps, foreign currency contracts and commodity contracts to manage our exposure to cash flow variability.

We also use interest rate swaps to protect the value of our debt and use foreign currency forward contracts to protect the value of our existing and forecasted foreign currency assets and liabilities. See the "Quantitative and Qualitative Disclosures About Market Risk" section as well as Note 1 and Note 10 of the “Notes to Consolidated Financial Statements” for information regarding the use of financial instruments and derivatives as well as foreign currency, interest rate and commodity exposures.
Capital Deployment

Opioid Settlement Framework
In October 2019, we agreed in principle to a Settlement Framework which includes a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years. If a definitive agreement is reached, and subject to participation by states and political subdivisions, we expect payment amounts under the Settlement Framework to be spread through the 18-year period. We cannot currently predict when those payments might begin, and it is possible that they may ultimately be made over a different time period, or not at all. See Significant Developments in Fiscal 2020 and Trends section in this MD&A for additional information.
Capital Expenditures
Capital expenditures during fiscal 2020 and 2019 were $375 million and $328 million, respectively.
We expect capital expenditures in fiscal 2021 to be between $400 million and $450 million and to be primarily for information technology and infrastructure projects.

Dividends
During fiscal 2020, we paid quarterly dividends totaling $1.92 per share, an increase of 1 percent from fiscal 2019.
On May 11, 2020, our Board of Directors approved a quarterly dividend of $0.4859 per share, or $1.94 per share on an annualized basis, which was paid on July 15, 2020 to shareholders of record on July 1, 2020.
On August 5, 2020, our Board of Directors approved a quarterly dividend of $0.4859 per share, payable on October 15, 2020 to shareholders of record on October 1, 2020.
Share Repurchases
During fiscal 2020 and 2019, we repurchased $350 million and $600 million, respectively, of our common shares. We funded the repurchases with available cash and short-term borrowing. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information. At June 30, 2020, we had $943 million authorized for share repurchases remaining under all programs.

Cardinal Health | Fiscal 2020 Form 10-K	14

MD&A	Other

Contractual Obligations
At June 30, 2020, our contractual obligations, including estimated payments due by period, were as follows:

(in millions)	2021	2022 to 2023	2024 to 2025	There-after	Total
Long-term debt and short-term borrowings (1)	$—	$1,967	$1,222	$3,552	$6,741
Interest on long-term debt	226	411	336	1,671	2,644
Finance lease obligations (2)	10	18	6	2	36
Operating lease obligations (3)	117	168	95	123	503
Purchase obligations and other payments (4)	623	481	210	36	1,350
Total contractual obligations (5) (6)	$976	$3,045	$1,869	$5,384	$11,274

(1)
Represents maturities of our long-term debt obligations and other short-term borrowings excluding finance lease obligations described below. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.

(2)
Represents minimum finance lease obligations included within long-term obligations in our consolidated balance sheet and further described in Note 5 of the “Notes to Consolidated Financial Statements.”

(3)
Represents minimum operating lease obligations included within other accrued liabilities and deferred income taxes and other liabilities in our consolidated balance sheet and further described in Note 5 of the “Notes to Consolidated Financial Statements.”

(4)	A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments of $45.6 million that we are required to pay CVS Health Corporation ("CVS") in connection with Red Oak Sourcing and will be in place for the remaining five years of the agreement. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information.

(5)
Long-term liabilities, such as unrecognized tax benefits, deferred taxes and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 8 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.

(6)
Total contractual obligations do not include payments that may be made in connection with the opioid litigation, as further described in Significant Developments in Fiscal 2020 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements." If a definitive agreement is reached, and subject to participation by states and political subdivisions, we expect payment amounts under the Settlement Framework to be spread through the 18-year period. We cannot currently predict when those payments might begin, and it is possible that they may ultimately be made over a different time period, or not at all. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information.

Off-Balance Sheet Arrangements
We had no significant "off-balance sheet arrangements" at June 30, 2020, as that term is defined in the SEC rules.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

15	Cardinal Health | Fiscal 2020 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
The COVID-19 pandemic has severely impacted, and continues to severely impact the U.S. and global economies and, beginning in the third quarter of fiscal 2020, our businesses have been impacted in a variety of ways. We cannot estimate the length or severity of the COVID-19 pandemic or the related U.S. and global economic consequences on our business and operations, including whether and when normal economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flow. Our estimates, judgments and assumptions related to the COVID-19 pandemic could ultimately differ over time.
Allowance for Doubtful Accounts

The allowance for doubtful accounts includes general and specific reserves. We determine our allowance for doubtful accounts by reviewing accounts receivable aging, industry trends, customer financial strength and credit standing, historical write-off trends and payment history. We regularly evaluate how changes in economic conditions, including the economic impact of the COVID-19 pandemic, may affect credit risks. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Receivables and Allowance for Doubtful Accounts.
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2020, would result in an increase or decrease in bad debt expense of $8 million. We believe the reserve maintained and expenses recorded in fiscal 2020 are appropriate.
At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. In addition, the Financial Accounting Standards Board’s amended accounting guidance that requires entities to measure credit losses on trade and other receivables using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts is effective for us in the first quarter of fiscal 2021. We have evaluated the impact of adopting this new guidance and have determined it will not have a material impact on our consolidated financial statements or disclosures. The following table presents information regarding our allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2020	2019	2018
Allowance for doubtful accounts at beginning of period	$193	$139	$137
Charged to costs and expenses	140	141	114
Reduction to allowance for customer deductions and write-offs	(127)	(87)	(111)
Allowance for doubtful accounts at end of period	$206	$193	$139
Allowance as a percentage of customer receivables	2.5%	2.3%	1.8%
Allowance as a percentage of revenue	0.13%	0.13%	0.10%
The sum of the components may not equal the total due to rounding.
Inventories

A substantial portion of our inventories (56 percent at both June 30, 2020 and 2019) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings/(loss) depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Inventories.

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

Cardinal Health | Fiscal 2020 Form 10-K	16

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. At June 30, 2020 and 2019, respectively, inventories valued at LIFO cost were $411 million and $230 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2020 or 2019.
Our remaining inventory that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $155 million and $171 million at June 30, 2020 and 2019, respectively. We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies.
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
Goodwill impairment testing involves judgment, including the identification of reporting units, qualitative evaluation of events and circumstances to determine if it is more likely than not that an impairment exists and, if necessary, the estimation of the fair value of the applicable reporting unit.
Our determination of estimated fair value of our reporting units is based on a combination of the income-based and market-based approaches (using discount rates ranging from 8.5 percent to 10.5 percent). We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the market-based guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units.
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions, changes in the industry or peer groups, or changes in weightings assigned to the discounted cash flow method, guideline public company method or guideline transaction method could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment. If a reporting unit fails to achieve expected earnings or operating cash flow, or otherwise fails to meet current financial plans, or if there were changes to any other key assumptions used in the tests, the reporting unit could incur a goodwill impairment in a future period.
We performed annual impairment testing in fiscal 2020, 2019 and 2018 and, with the exception of our Medical Unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
For our annual impairment test in fiscal 2020, the fair value of our Medical Unit exceeded its carrying value of $10.1 billion by approximately 7 percent. For this test, we used a discount rate of 8.5 percent and a terminal growth rate of 2 percent. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The goodwill balance for our Medical Unit was $4.2 billion at June 30, 2020.
Adverse changes in key assumptions, such as assumptions related to the COVID-19 pandemic which could cause a decrease in future cash flows; an increase in the discount rate; or a decrease in the terminal growth rate, among other things, could result in a goodwill impairment for the Medical Unit. For example, if we were to use a

17	Cardinal Health | Fiscal 2020 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

discount rate of 9.5 percent, the carrying value would have exceeded the fair value for our Medical Unit by 5.0 percent for fiscal 2020. Similarly, if we were to use a terminal growth rate of 0.5 percent, the carrying value would have exceed the fair value for our Medical Unit by less than 1.0 percent for fiscal 2020. For any of our other reporting units, the fair value would not have been less than the carrying amount for fiscal 2020 if we increased the discount rate by 1.0 percentage point or decreased the terminal growth rate by 1.0 percentage point. As discussed further in Note 1 of the "Notes to Consolidated Financial Statements," during the fourth quarter of fiscal 2018 we recognized a $1.4 billion goodwill impairment charge related to our Medical Unit, which is included in impairments and (gain)/loss on disposal of assets in our consolidated statements of earnings/(loss). There was no tax benefit related to the goodwill impairment charge.

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
In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2020 and Trends section in this MD&A, we recorded a pre-tax charge of $5.63 billion ($5.14 billion after tax) during fiscal 2020. Definitive terms of a settlement under the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied.
We develop and periodically update reserve estimates for the Cordis inferior vena cava ("Cordis IVC") claims, including those received to date and expected to be received in the future and related costs. To project future Cordis IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, estimated indemnity severity by claim type, sales data, implant and injury to report lag patterns and estimated defense costs.
The amount of loss may differ materially from these estimates. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information regarding loss contingencies and product liability lawsuits.

Cardinal Health | Fiscal 2020 Form 10-K	18

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates

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
The following table presents information about our tax position at June 30:

(in millions)	2020	2019
Total deferred income tax assets (1)	$1,412	$864
Valuation allowance for deferred income tax assets (2)	(470)	(542)
Net deferred income tax assets	942	322
Total deferred income tax liabilities	(2,161)	(2,035)
Net deferred income tax liability	$(1,219)	$(1,713)

(1)	Total deferred income tax assets included $589 million and $621 million of loss and tax credit carryforwards at June 30, 2020 and 2019, respectively.

(2)	The valuation allowance primarily relates to federal, state and international loss and credit carryforwards for which the ultimate realization of future benefits is uncertain.
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
In connection with the $5.63 billion pre-tax charge for the opioid litigation, during fiscal year 2020, we recorded a tax benefit of $488 million, which is net of unrecognized tax benefits of $469 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the U.S. Tax Cuts and Jobs Act ("Tax Act"). Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 for more information regarding these matters.
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
The calculation of our tax liabilities includes estimates for uncertainties in the application of broad and complex changes to the U.S. tax code as per the Tax Act as enacted by the United States government on December 22, 2017. We have made reasonable estimates and recorded amounts based on management judgment and our current understanding of the Tax Act which is subject to further interpretation by the Internal Revenue Service ("IRS"). See Note 8 of the “Notes to Consolidated Financial Statements” for additional information regarding the Tax Act.

19	Cardinal Health | Fiscal 2020 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures

Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2020 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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
Exclusions from Non-GAAP Financial Measures
Management believes it is useful to exclude the following items from the non-GAAP measures presented in this report for its own and for investors’ assessment of the business for the reasons identified below:

•
LIFO charges and credits are excluded because the factors that drive last-in first-out ("LIFO") inventory charges or credits, such as pharmaceutical manufacturer price appreciation or deflation and year-end inventory levels (which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end), are largely out of our control and cannot be accurately predicted. The exclusion of LIFO charges and credits from non-GAAP metrics facilitates comparison of our current financial results to our historical financial results and to our peer group companies’ financial results. We did not recognize any LIFO charges or credits during the periods presented.

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

Cardinal Health | Fiscal 2020 Form 10-K	20

Explanation and Reconciliation of Non-GAAP Financial Measures

•
Loss on early extinguishment of debt is excluded because it does not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt extinguishment transactions.

•
Gain on sale of equity interest in naviHealth was incurred in connection with the sale of our remaining equity interest in naviHealth in fiscal 2020. The equity interest was retained in connection with the initial sale of our majority interest in naviHealth during fiscal 2019. We exclude this significant gain because gains or losses on investments of this magnitude do not typically occur in the normal course of business and are similar in nature to a gain or loss from a divestiture of a majority interest, which we exclude from non-GAAP results. The gain on the initial sale of our majority interest in naviHealth in fiscal 2019 was also excluded from our non-GAAP measures.

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
Non-GAAP earnings before income taxes: earnings/(loss) before income taxes excluding (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) gain on sale of equity interest in naviHealth.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings/(loss) attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) gain on sale of equity interest in naviHealth, each net of tax, and (10) transitional tax benefit, net.
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) gain on sale of equity interest in naviHealth, each net of tax, and (10) transitional tax benefit, net divided by (earnings before income taxes adjusted for the first nine items).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

21	Cardinal Health | Fiscal 2020 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings/(Loss) Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit From) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Effective Tax Rate	Diluted EPS1.2	Diluted EPS[1] Growth Rate
	Fiscal Year 2020
GAAP	$(4,098)	N.M.	$(3,772)	$(79)	$(3,696)	N.M.	2.1%	$(12.61)	N.M.
Surgical gown recalls costs	85		85	22	63			0.22
State opioid assessment related to prior fiscal years	3		3	1	2			0.01
Restructuring and employee severance	122		122	29	93			0.31
Amortization and other acquisition-related costs	524		524	130	394			1.34
Impairments and (gain)/loss on disposal of assets	7		7	2	5			0.02
Litigation (recoveries)/charges, net[3]	5,741		5,741	514	5,227			17.84
Loss on early extinguishment of debt	—		16	4	12			0.04
Gain on sale of equity interest in naviHealth	—		(579)	(86)	(493)			(1.68)
Transitional tax benefit, net[4]	—		—	2	(2)			(0.01)
Non-GAAP	$2,384	1%	$2,147	$539	$1,605	1%	25.1%	$5.45	3%

	Fiscal Year 2019
GAAP	$2,060	N.M.	$1,751	$386	$1,363	N.M.	22.1%	$4.53	N.M.
Restructuring and employee severance	125		125	32	93			0.31
Amortization and other acquisition-related costs	621		621	148	473			1.57
Impairments and (gain)/loss on disposal of assets[5]	(488)		(488)	(113)	(375)			(1.25)
Litigation (recoveries)/charges, net	36		36	10	26			0.09
Transitional tax benefit, net[4]	—		—	(9)	9			0.03
Non-GAAP	$2,353	(9)%	$2,044	$453	$1,589	1%	22.1%	$5.28	6%

	Fiscal Year 2018
GAAP	$126	(94)%	$(228)	$(487)	$256	(80)%	213.8%	$0.81	(80)%
Restructuring and employee severance	176		176	25	151			0.48
Amortization and other acquisition-related costs	707		707	176	531			1.69
Impairments and (gain)/loss on disposal of assets[6]	1,417		1,417	(44)	1,461			4.64
Litigation (recoveries)/charges, net	159		159	48	111			0.35
Loss on early extinguishment of debt	—		2	1	1			—
Transitional tax benefit, net[4]	—		—	936	(936)			(2.97)
Non-GAAP	$2,585	(7)%	$2,233	$655	$1,575	(9)%	29.3%	$5.00	(7)%

[1]	Attributable to Cardinal Health, Inc.

[2]
For fiscal 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.

[3]	Litigation (recoveries)/charges, net includes a pre-tax charge of $5.63 billion ($5.14 billion after tax) recorded in the first quarter of fiscal 2020 related to the opioid litigation.

[4]
Reflects the net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries.  See Note 8 of the "Notes to Consolidated Financial Statements" for more information on the Tax Act.

[5]	During fiscal 2019, we sold our majority interest in naviHealth and recognized a pre-tax gain of $508 million ($378 million after tax).

[6]	Fiscal year 2018 includes a goodwill impairment charge of $1.4 billion related to our Medical segment. There was no tax benefit related to this goodwill impairment charge.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Fiscal 2020 Form 10-K	22

Selected Financial Data

Selected Financial Data
The consolidated financial data below includes all business combinations as of the date of acquisition that occurred during these periods. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and MD&A.

(in millions, except per common share amounts)	2020[1,2,3]	2019[4]	2018[5,6]	2017	2016
Earnings Data:
Revenue	$152,922	$145,534	$136,809	$129,976	$121,546

Operating earnings/(loss)	(4,098)	2,060	126	2,120	2,459

Net earnings/(loss)	(3,693)	1,365	259	1,294	1,431
Less: Net earnings attributable to noncontrolling interests	(3)	(2)	(3)	(6)	(4)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$(3,696)	$1,363	$256	$1,288	$1,427

Basic earnings/(loss) per common share attributable to Cardinal Health, Inc.	$(12.61)	$4.55	$0.82	$4.06	$4.36

Diluted earnings/(loss) per common share attributable to Cardinal Health, Inc.	$(12.61)	$4.53	$0.81	$4.03	$4.32

Cash dividends declared per common share	$1.9292	$1.9100	$1.8635	$1.8091	$1.6099

Balance Sheet Data:
Total assets	$40,766	$40,963	$39,951	$40,112	$34,122
Long-term obligations, less current portion	6,765	7,579	8,012	9,068	4,952
Total Cardinal Health, Inc. shareholders' equity	1,789	6,328	6,059	6,808	6,554
1During fiscal 2020, we recorded a pre-tax charge of $5.63 billion ($5.14 billion after tax) related to the opioid litigation.
2During fiscal 2020, we recorded a total charge of $85 million in connection with the Recalls.
3During fiscal 2020, we sold the remainder of our equity interest in a partnership that owned naviHealth and recognized a pre-tax gain of $579 million ($493 million million after tax) within net earnings/(loss).
4During fiscal 2019, we sold our majority interest in naviHealth and recognized a pre-tax gain of $508 million ($378 million after tax) within operating earnings/(loss).
5During the fourth quarter of fiscal 2018, we recognized a non-cash goodwill impairment charge of $1.4 billion related to our Medical segment. There was no tax benefit related to this goodwill impairment charge.
6During fiscal 2018, the United States enacted the Tax Cuts and Jobs Act. In fiscal 2018 we recognized a net transitional tax benefit of $936 million related to the enactment of the act. See Note 8 for more information.

23	Cardinal Health | Fiscal 2020 Form 10-K

Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate, and commodity price-related changes. We maintain a hedging program to manage volatility related to some of these market exposures which employs operational, economic, and derivative financial instruments in order to mitigate risk. See Note 1 and Note 10 of the “Notes to Consolidated Financial Statements” for further discussion regarding our use of derivative instruments.
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
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. At the end of each fiscal year we perform sensitivity analyses on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Applying a VAR methodology to our transactional exposure and including the impact of our hedging program, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $12 million, which is based on a one-year horizon and a 95 percent confidence level.
Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Applying a VAR methodology to our translational exposure, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $5 million, which is based on a one-year horizon and a 95 percent confidence level.
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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. This analysis assumes a hypothetical 50 basis point change in interest rates. At June 30, 2020, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change would be $5 million.

We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2020, a hypothetical increase or decrease of 50 basis points in interest rates would result in a hypothetical $5 million change in the estimated fair value.

Cardinal Health | Fiscal 2020 Form 10-K	24

Disclosures about Market Risk

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2020 increased approximately $10 million from June 30, 2019. At June 30, 2020 and 2019, we had hedged a portion of these direct commodity exposures (see Note 10 of the “Notes to Consolidated Financial Statements” for further discussion).

Our forecasted direct commodity exposures for the upcoming fiscal year is $445 million. The potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts or otherwise offset, for the upcoming fiscal year is $45 million at June 30, 2020. The hypothetical offsetting impact of hedges in both periods was minimal.

25	Cardinal Health | Fiscal 2020 Form 10-K

Business

Business
General

Cardinal Health, Inc. is a global integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency.
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

•	provides pharmacy management services to hospitals and operates pharmacies, including in community health centers; and

•	repackages generic pharmaceuticals and over-the-counter healthcare products;

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

See Note 15 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2020, 2019 and 2018.

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

Cardinal Health | Fiscal 2020 Form 10-K	26

Business

Medical Segment

Our Medical segment manufactures and sources Cardinal Health branded general and specialty medical, surgical and laboratory products and devices. These products include exam and surgical gloves; needle, syringe and sharps disposal; compression; incontinence; nutritional delivery; wound care; cardiovascular and endovascular; single-use surgical drapes, gowns and apparel; fluid suction and collection systems; urology; operating room supply; and electrode product lines. Our Cardinal Health Brand products are sold directly or through third-party distributors in the United States, Canada, Europe, Asia and other markets. These products are generally higher-margin products.

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

We also completed several smaller acquisitions during the last five fiscal years, including, in fiscal 2017, the acquisition of the North
American rights to Lymphoseek, a radiopharmaceutical diagnostic imaging agent, from Navidea Biopharmaceuticals, Inc.
Divestitures
Over the past three fiscal years, we have also completed several divestitures. In February 2018, we completed the sale of our pharmaceutical and medical products distribution business in China to Shanghai Pharmaceuticals Holding Co., Ltd. for proceeds of $861 million (after adjusting for third party indebtedness and preliminary transaction adjustments).
In August 2018, we completed the sale of our equity interest in naviHealth, Inc. to investor entities controlled by CD&R for proceeds of $737 million (after adjusting for certain fees and expenses) and a noncontrolling equity interest in a partnership that owned naviHealth. In May 2020, we sold the remainder of our equity interest in naviHealth.
We had acquired our equity interest in naviHealth through a series of transactions beginning in fiscal 2016, when we acquired a majority equity interest.

27	Cardinal Health | Fiscal 2020 Form 10-K

Business

Customers

Our largest customers, CVS and OptumRx, accounted for 26 percent and 14 percent of our fiscal 2020 revenue, respectively. In the aggregate, our five largest customers, including CVS and OptumRx, accounted for 49 percent of our fiscal 2020 revenue.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across our businesses, collectively accounted for 16 percent of our revenue in fiscal 2020.
Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 28 percent of our revenue during fiscal 2020, and our largest supplier’s products accounted for approximately 6 percent of revenue.
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
Employees

At June 30, 2020, we had approximately 30,000 employees in the United States and approximately 18,000 employees outside of the United States.
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

Cardinal Health | Fiscal 2020 Form 10-K	28

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
Manufacturing, Sourcing and Marketing
We sell our manufactured products in the United States, Canada, Europe, Asia, Latin America and other markets. The FDA and other governmental agencies in the United States, as well as foreign governmental agencies, administer requirements that cover the design, testing, safety, effectiveness, manufacturing (including good manufacturing practices), quality systems, labeling, promotion and advertising (including restrictions on promoting or advertising a product other than for the product's cleared or approved uses), distribution, importation and post-market surveillance for most of our manufactured products. We are also responsible for compliance with these requirements when we source certain Medical segment products from third-party manufacturers.
We need specific approval or clearance from, and registrations with, regulatory authorities before we can market and sell some products in the United States and certain other countries, including countries in the European Union ("EU").
In the United States, authorization to commercially market a medical device is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that a medical device is substantially equivalent to a legally marketed medical device. The second more rigorous process, known as pre-market approval (“PMA”), requires us to independently demonstrate that a medical device is safe and effective. Many of our Medical segment branded products are cleared through the 510(k) process and certain products must be approved through the PMA process.
In the EU, we are required to comply with the Medical Device Directive ("MDD") and obtain CE Mark Certification in order to market medical devices. In 2017, EU regulatory bodies finalized a new Medical Device Regulation ("MDR") which will replace the MDD when it is implemented in May 2021. Under the MDR, medical devices marketed in the EU will require significant additional pre-market and post-market requirements, except that devices with valid CE Mark issued before May 2020 can be marketed until May 2024.
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
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements or published standards. When we or a regulatory agency identify a quality or regulatory issue, we investigate and take appropriate corrective action, which may include recalling the product, correcting the product at the customer location, revising product labeling and notifying customers. For example, in January, 2020, we issued a voluntary recall for 9.1 million AAMI Level 3 surgical gowns and two voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for 2.9 million Presource Procedure Packs containing affected gowns because one of our FDA-registered suppliers in China had shifted production of some gowns to unapproved sites with uncontrolled environments, resulting in us being unable to assure the sterility of the gowns.

29	Cardinal Health | Fiscal 2020 Form 10-K

Business

Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively manufacture, source, market and sell our products, limit our ability to obtain future premarket approvals or result in a substantial modification to our business practices and operations. For additional information, please see our Risk Factor entitled "Our business is subject to rigorous regulatory and licensing requirements."
Privacy and Data Protection
We are subject to various and evolving privacy laws and regulations in many jurisdictions. Because we collect, handle and maintain patient-identifiable health information, we are subject to laws that require specified privacy and security measures and that regulate the use and disclosure of such information, including the U.S. Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as augmented by the Health Information Technology for Economic and Clinical Health Act as well as state laws, in the United States.
We also collect, handle, and maintain other sensitive personal and financial information. Within the U.S., these activities are regulated by certain federal and state laws. For example, the new California Consumer Privacy Act became effective in January 2020 and grants specified rights to consumers over the use of their personal information, including increased transparency. Other states are considering adopting similar or different comprehensive privacy laws. Internationally, we are also subject to privacy and data protection laws that require significant compliance efforts, including the EU's General Data Protection Regulation (GDPR), Canada's Personal Information Protection and Electronic Documents Act (PIPEDA) and Japan's Act on the Protection of Personal Information (APPI), among many others.
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
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act or "Track and Trace," establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to detect, prevent and rapidly respond to the introduction of drugs that may be counterfeit, diverted, stolen, adulterated, subject of a fraudulent transaction or otherwise unfit for distribution. The first phase of implementation began in 2015, and upon full implementation in 2023, we and other supply chain stakeholders will participate in an electronic, interoperable, prescription drug tracing system. In addition, the FDA also has issued regulations requiring most medical device labeling to bear a unique device identifier. These regulations are being phased in through 2020. The MDR, described above, also introduces a new unique device identifier requirement.

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

Cardinal Health | Fiscal 2020 Form 10-K	30

Business

Similarly, we are subject to U.S. and foreign laws concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other foreign anti-bribery laws. Among other things, these laws generally prohibit companies and their intermediaries from offering, promising or making payments to officials of foreign governments for the purpose of obtaining or retaining business. For example, in February 2020, we paid approximately $8.4 million to the Securities and Exchange Commission to settle charges that our internal controls were not sufficient to detect improper payments made by employees of our former China distribution business.

31	Cardinal Health | Fiscal 2020 Form 10-K

Business

Other Information

Although our agreements with manufacturers sometimes require us to maintain inventory levels within specified ranges, our distribution businesses are generally not required by our customers to maintain particular inventory levels other than as needed to meet service level requirements. Certain customer contracts require us to maintain sufficient inventory to meet emergency demands, but we do not believe those requirements materially affect inventory levels.

Our customer return policies generally require that the product be physically returned, subject to restocking fees. We only allow customers to return product for credit that can be added back to inventory and resold at full value, or that can be returned to vendors for credit.
We offer market payment terms to our customers.

Cardinal Health | Fiscal 2020 Form 10-K	32

Risk Factors

Risk Factors
The risks described below could materially and adversely affect our results of operations, financial condition, liquidity or cash flows. These are not the only risks we face. Our businesses also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may arise or may amplify many of the risks discussed below.
We have been and expect to continue to be negatively affected by the ongoing COVID-19 pandemic.
See the description of the actual and possible effects of the COVID-19 pandemic and resulting disruptions on our business and operations discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the adverse impacts and uncertainties from the COVID-19 pandemic identified there, we face additional possible adverse impacts, including those described below.
The cost to manufacture and source certain PPE products has significantly increased, which negatively impacted our margins for these products in fiscal 2020 and is expected to negatively impact our Medical segment profit in fiscal 2021. While we are seeking alternate and additional sources for these products and otherwise seeking to mitigate cost increases, as well as increasing certain PPE product prices to reflect some of our higher costs and seeking to modify affected customer contracts, our segment profit may be adversely impacted more significantly than we expect to the extent these efforts are not successful. In addition, we could experience decreased sales and customer disputes.
Federal, state and local government policies and initiatives designed to reduce the transmission of COVID-19 also resulted in the cancellation or deferral of many elective medical procedures and some of our customers closing or severely curtailing their operations. If demand for these procedures does not return, or if these policies remain effective over a sustained period we could experience a greater decrease in sales for the affected products and services than we currently expect. Additionally, sustained changes in the manner in which patients access healthcare may result in shifts in consumer preferences that may not be favorable to us.
Political, legal or regulatory actions as a result of the COVID-19 pandemic in jurisdictions where we manufacture, source or distribute products have created supply disruptions within both our Medical and, currently to a lesser extent, our Pharmaceutical segments and from time to time may cause additional supply disruptions or shortages in the future. We cannot currently predict the frequency, duration or scope of these governmental actions and supply disruptions. For example, several countries, including India and China, have increased or instituted new restrictions on the export of medical or pharmaceutical products that we distribute or use in our businesses, including key components or raw materials. Additionally, governmental authorities in many countries, including the U.S., are enacting legislative or regulatory changes to address the impact of the pandemic, which may restrict or require changes in our operations, increase our costs, or otherwise have an adverse effect on our operations.
As a critical player in the global healthcare supply chain, we participated in industry-wide collaboration with the U.S. government and other distributors intended to increase the availability of PPE in the U.S. In connection with these efforts, we, along with other distributor participants, have received information requests from several members of the U.S. Congress.
Also, we may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the pandemic. Financial hardship to our customers and others could adversely impact the timing and collectability of payments to us from customers and require an increase in reserves against our accounts receivable.
We cannot estimate the length or severity of the COVID-19 pandemic or the related consequences on the U.S. and global economy and our business and operations, including whether and when normal economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flow. The COVID-19 pandemic also may give rise to new risks or heighten many of the risks we have previously identified, including risks associated with competitive pressures, supplier relationships, international operations, regulatory and licensing, changes to the U.S. healthcare environment, cyber security, and access to capital markets. COVID-19 may also adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider a significant risk.
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
Our Pharmaceutical segment’s generic pharmaceutical program may be adversely affected by pricing changes and fewer product launches.
The performance of our Pharmaceutical segment’s generic pharmaceutical program declined in fiscal 2019, 2018 and 2017 and increased in fiscal 2020. Declines in earlier years were due, in large part, to generic pharmaceutical customer pricing deflation and less incremental benefit from new generic pharmaceutical launches,

33	Cardinal Health | Fiscal 2020 Form 10-K

Risk Factors

which more than offset the benefits from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS.  If performance of our generic pharmaceutical program declines in future fiscal years and we are unable to offset the decline, our Pharmaceutical segment profit and consolidated operating earnings will be adversely affected.
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
Historically, pharmaceutical manufacturers have generally increased the wholesale acquisition cost of their branded pharmaceuticals each year. However, the U.S. government has announced plans to, among other things, adopt policies to encourage manufacturers to limit increases in (or reduce) wholesale acquisition cost. In fiscal 2019 and fiscal 2020, manufacturers, in the aggregate, increased prices less than in prior years. If manufacturers change their historical approach to setting and increasing wholesale acquisition cost and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our Pharmaceutical segment profit and consolidated operating earnings could be adversely affected.
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
A significant number of states, counties, municipalities and other public plaintiffs, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors (including us),

retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications and additional public plaintiffs are likely to file similar lawsuits. In addition, we are currently being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems and other healthcare providers, for the same activities and could be named as a defendant in additional lawsuits.
We have also received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney’s Office for the Eastern District of New York and by the Fraud Section of the U.S. Department of Justice (DOJ). The subpoenas seek documents and, with respect to the DOJ investigation, testimony relating to our anti-diversion policies and procedures, and our distribution of certain controlled substances.
In October 2019, we agreed in principle to a Settlement Framework that would resolve pending and future lawsuits and claims brought by states and political subdivisions. In connection with this development we recorded a pre-tax accrual of $5.56 billion in fiscal 2020. This Settlement Framework is subject to contingencies but is the basis for our negotiation of definitive terms and documentation. Definitive terms of a settlement under the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Consolidated Financial Statements" for more information regarding these matters.
The defense and resolution of current and future lawsuits and events relating to these lawsuits are subject to uncertainty and could have a material adverse effect on our results of operations, financial condition, cash flows, liquidity, or our ability to pay dividends or repurchase our shares, beyond the amounts accrued. In addition, they could have adverse reputational or operational effects on our business.
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

Cardinal Health | Fiscal 2020 Form 10-K	34

Risk Factors

Products that we manufacture, source and market are subject to strict quality and regulatory requirements. The recalls of certain surgical gowns and related Presource Procedure Packs had a negative impact on our financial results in fiscal 2020 and may have additional negative financial and operational impacts.
As described in greater detail in the "Business" section, products that we manufacture, source, distribute or market must comply with quality and regulatory requirements. Noncompliance or concerns over noncompliance, including noncompliance by third-party contract manufacturers, may result in suspension of our ability to distribute, import, manufacture or source products, as well as product bans, recalls, safety alerts or seizures, or criminal or civil sanctions, which, in turn, could result in product liability claims and lawsuits, including class actions. In addition, it can be costly and time-consuming to obtain regulatory approvals or product registrations to market a medical device or other product, and such approvals or registrations might not be granted on a timely basis, if at all.
In January, 2020, we issued a voluntary recall for 9.1 million AAMI Level 3 surgical gowns and two voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for 2.9 million Presource Procedure Packs containing affected gowns (together, the "Recalls") because one of our FDA-registered suppliers in China had shifted production of some gowns to unapproved sites with uncontrolled environments. Because of this, we could not assure sterility of the gowns.
In connection with the Recalls, in fiscal year 2020, we recorded a total charge of $85 million, of which $48 million is within cost of products sold and $37 million is within SG&A in the consolidated statements of earnings/(loss). See Note 7 of the "Notes to Consolidated Financial Statements" for more information regarding these matters.
In addition, the Recalls may have other negative impacts, which could include government investigations and enforcement actions by the U.S. Food and Drug Administration or other regulators or U.S. or international governmental bodies, which could possibly result in the suspension or revocation of the authority to produce, distribute and sell products and other civil or criminal sanctions or penalties.
Our business is subject to other rigorous regulatory and licensing requirements.
In addition to regulatory requirements relating to manufacturing, sourcing and marketing our products described in the Risk Factor immediately above and as described in greater detail in the "Business" section, our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. If we fail to comply with regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.
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
We collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and new laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. Violations of federal, state or foreign laws concerning privacy and data protection could subject us to civil or criminal penalties, breach of contract claims, costs for remediation and harm to our reputation.
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
Some businesses within each of our segments are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid program and the federal 340B drug pricing program. In addition, some businesses manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Our government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
Our global operations are required to comply with the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws. If we fail to comply, or are alleged to fail to comply, with any of these laws, we could suffer civil or criminal sanctions. For example, in February 2020, we paid approximately $8.4 million to the Securities and Exchange Commission to settle charges that our internal controls were not sufficient to detect improper payments made by employees of our former China distribution business.

35	Cardinal Health | Fiscal 2020 Form 10-K

Risk Factors

We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions.
From time to time, initiatives are proposed in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate or tax payments. Specific initiatives that may impact us include possible increases in U.S. or foreign corporate income tax rates or other changes in tax law to raise revenue, the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the recently completed base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid.
Additionally, in connection with the $5.63 billion pre-tax charge for the opioid litigation, in the fiscal year ended June 30, 2020, we recorded a tax benefit of $488 million, which is net of unrecognized tax benefits of $469 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 7 of the "Notes to Consolidated Financial Statements" for more information regarding these matters.
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
Over a number of years, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs and increase efficiencies. These changes include a general decline in Medicare and Medicaid reimbursement levels, efforts by healthcare insurance companies to limit or reduce payments to pharmacies and providers, the basis for payments beginning to transition from a fee-for-service model to value-based payments and risk-sharing models, and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices and patients’ homes.
We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include further reduction or limitations on governmental funding at the state or federal level, efforts by healthcare insurance companies to further limit payments for products and services or changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services or mandated benefits. These possible changes, and the uncertainty surrounding these possible changes, may adversely affect us.
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
Our business also depends on the proper functioning of our and our suppliers' critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if our or a service provider's information systems, critical facilities or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cyber-security incidents, ransomware or other actions of third parties, including labor strikes, political unrest and terrorist attacks. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues or raw material shortages or defects, or because a key product or component is manufactured at a single manufacturing facility with limited alternate facilities.
From time to time, our businesses perform business process improvements or infrastructure modernizations or use service providers for key systems and processes, such as receiving and processing customer orders, customer service and accounts payable. For example, our Pharmaceutical segment is currently engaged in a multi-year project to implement a replacement of certain finance and operating information systems. If any of these initiatives are not successfully or efficiently implemented or maintained, they could adversely affect our business and our internal control over financial reporting.

Cardinal Health | Fiscal 2020 Form 10-K	36

Risk Factors

Our business and results of operations could be adversely affected if we experience a cyber-attack or other systems breach.
Our business relies on the secure transmission, storage and hosting of patient-identifiable health information, financial information and other sensitive protected information relating to our customers, company and workforce. We have programs in place to detect, contain and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, hardware, software or applications developed internally or procured from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.
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
Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal or regulatory requirements, including the California Consumer Privacy Act (CCPA), the new EU general data protection regulation (GDPR) and those related to patient-identifiable health information as further described in the Risk Factor titled “Our business is subject to rigorous regulatory and licensing requirements,” above.
We depend on direct and indirect suppliers to make their products and raw materials available to us and are subject to fluctuations in costs and availability of products and raw materials.
We depend on others to manufacture some products that we market and distribute. Our operations are also dependent on various components, compounds, raw materials and energy supplied by others. We purchase many of these components, raw materials and energy, and source certain products from numerous suppliers in various countries. In some instances, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. Any of our supplier relationships could be interrupted, become less favorable to us or be terminated and the supply of these components, compounds, raw materials or products could be interrupted or become insufficient. These risks are currently heightened with respect to certain PPE products due to the current and expected future demand for such products. These supply interruptions or other disruptions in manufacturing processes could be caused by events beyond our control, including natural disasters, supplier facility shut-downs, defective raw materials, the impact of epidemics or pandemics, such as COVID-19, and actions by U.S. or international governments, including export restrictions or tariffs. In addition, due to the stringent regulatory requirements regarding the manufacture and sourcing of our products, we may not be able to quickly establish additional or replacement sources for certain components, materials or products. A sustained supply reduction or interruption, and an inability to develop alternative and additional sources for such supply, could result in lost sales, increased cost, damage to our reputation, and may have an adverse effect on our business.
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
Changes or uncertainty in U.S. or international trade policies and exposure to economic, political and currency risks, could disrupt our global operations or negatively impact our financial results.
We conduct our operations in various regions of the world outside of the United States, including Europe, Asia and Latin America. Global developments can affect our business in many ways. Our global operations are affected by local economic environments, including inflation, recession and competition. Additionally, divergent or unfamiliar regulatory systems and labor markets can increase the risks and burdens of operating in numerous countries.
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
As a result of the COVID-19 pandemic, many governments, including the U.S., China and India have, or have considered, restrictions on exports of medical and pharmaceutical products. If these restrictions are implemented or not lifted, we may experience a significant disruption in our ability to source pharmaceutical and medical products and could experience increased prices and lost sales.
In addition, we conduct our business in U.S. dollars and various functional currencies of our foreign subsidiaries. Changes in foreign currency exchange rates could adversely affect our financial results, which are reported in U.S. dollars. We may not be able to hedge to protect us against these exposures, and any hedges may not successfully mitigate these exposures.

37	Cardinal Health | Fiscal 2020 Form 10-K

Risk Factors

Our sales and credit concentration is significant.
CVS is a large customer that generates a significant amount of our revenue. CVS accounted for 26 percent of our fiscal 2020 revenue and 26 percent of our gross trade receivable balance at June 30, 2020. If CVS does not renew our agreements, terminates the agreements due to an alleged default by us, defaults in payment or significantly reduces its purchases from us, our results of operations and financial condition could be adversely affected.
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
Legal proceedings could adversely impact our cash flows or results of operations.
Due to the nature of our business, which includes the distribution of controlled substances and other pharmaceutical products and the sourcing, marketing and manufacturing of medical products, we regularly become involved in disputes, litigation and regulatory matters. Litigation is inherently unpredictable and the unfavorable outcome of one or more of these legal proceedings could adversely affect our results of operations or financial condition.
For example, we are subject to a number of lawsuits and investigations related to the national health crisis involving the abuse of opioid pain medication as described above in the Risk Factor titled "The public health crisis involving the abuse of prescription opioid pain medication and our efforts to resolve related claims could have additional or unexpected material negative effects on our business" and in Note 7 to the "Notes to Consolidated Financial Statements."
Additionally, some of the products that we distribute or manufacture have been and may in the future be alleged to cause personal injury, subjecting us to product liability claims. For example, we are a defendant in product liability lawsuits that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products and in lawsuits alleging impurities in the active pharmaceutical ingredients in certain pharmaceutical products. In addition, product liability insurance for these types of claims is becoming more limited and may not be available to us at amounts that we historically have obtained or that we would like to obtain. It is possible that a settlement of or judgment for a product liability claim may not be covered by insurance or exceed available insurance recoveries. If this happens, and if any such settlement or judgment is in excess of any prior accruals, our results of operations and financial condition could be adversely affected.
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
We regularly evaluate our portfolio of businesses to determine whether an asset or business may no longer help us meet our objectives or whether there may be a more advantaged owner for that business. For example, in the past few years, we divested our pharmaceutical and medical products distribution business in China and our ownership interest in naviHealth, Inc. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. We could also experience greater dis-synergies than expected and the impact of the divestiture on our results of operations could be greater than anticipated.
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
We may not realize the expected benefits from planned cost-savings and business improvement initiatives.
As a part of an ongoing effort to optimize and simplify our operating model, we expect to transition portions of our finance operations to a global professional services firm and we are making structural changes to certain other functional and commercial areas of our organization as well. Additionally, our Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating information systems. These initiatives, and any similar initiatives identified and implemented in the future, could result in unexpected charges and expenses that negatively impact our financial results and we could fail to achieve the desired efficiencies and estimated cost savings. In addition, if we are not able to effectively implement these initiatives, or if they fail to operate as intended, our internal control over financial reporting could be adversely affected.
Additionally, these types of initiatives could yield unintended consequences such as distraction of management and employees, business disruption, an inability to attract or retain key personnel, which could negatively affect our business or financial condition and results of operations.

Cardinal Health | Fiscal 2020 Form 10-K	38

Risk Factors

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

39	Cardinal Health | Fiscal 2020 Form 10-K

Properties and Legal Proceedings

Properties
In the United States, at June 30, 2020, the Pharmaceutical segment operated one national logistics center; a number of primary pharmaceutical and specialty distribution facilities as well as nuclear pharmacy and radiopharmaceutical manufacturing facilities. The Medical segment operated medical-surgical distribution, assembly, manufacturing and other operating facilities in the United States.
At June 30, 2020, our Medical segment operated manufacturing facilities in the United States, including Puerto Rico, Canada, Costa Rica, the Dominican Republic, Germany, Ireland, Japan, Malaysia, Malta, Mexico and Thailand.

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

Legal Proceedings
In addition to the proceedings described below, the legal proceedings described in Note 7 of the "Notes to Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
In June 2019, Melissa Cohen, a purported shareholder, filed an action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances. In December 2019 and January 2020, similar complaints were filed in the U.S. District Court for the Southern District of Ohio by purported shareholders, Stanley M. Malone and Michael Splaine, respectively. In January, 2020, the court consolidated the derivative cases under the caption In re Cardinal Health, Inc. Derivative Litigation and in March 2020, plaintiffs filed an amended complaint. The amended consolidated derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorneys' fees. In June 2020, the defendants filed a motion to dismiss the complaint.

Cardinal Health | Fiscal 2020 Form 10-K	40

Market for Registrant's Common Equity

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.”
At July 31, 2020 there were approximately 7,324 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
April 2020	1,406	$49.91	—	$943
May 2020	325	51.44	—	943
June 2020	217	52.38	—	943
Total	1,948	$50.44	—	$943

(1)	Reflects 1,406, 325 and 217 common shares purchased in April, May and June 2020, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.

(2)
On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2021. As of June 30, 2020, we have $943 million authorized for share repurchases remaining under this program.

41	Cardinal Health | Fiscal 2020 Form 10-K

Market for Registrant's Common Equity

Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 invested at the closing price on June 30, 2015, and is based on the market prices at the end of each fiscal year through and including June 30, 2020, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

	June 30
	2015	2016	2017	2018	2019	2020
Cardinal Health, Inc.	$100.00	$95.12	$97.26	$62.90	$63.11	$72.70
S&P 500 Index	100.00	103.99	122.60	140.23	154.83	166.45
S&P 500 Healthcare Index	100.00	97.98	110.19	118.02	133.35	147.89

Cardinal Health | Fiscal 2020 Form 10-K	42

Reports

Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2020.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Implementation of Business Improvement Initiatives
We have certain business improvement initiatives underway that we expect to affect internal control over financial reporting in fiscal year 2021. During fiscal year 2021, as a part of an ongoing effort to optimize and simplify our operating model, we expect to transition portions of our finance operations to a global professional services firm. Additionally, the Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating information systems. If either of these initiatives are not effectively implemented, or fail to operate as intended, it could adversely affect our internal control over financial reporting.

43	Cardinal Health | Fiscal 2020 Form 10-K

Reports

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 13, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 13, 2020

Cardinal Health | Fiscal 2020 Form 10-K	44

Reports

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2020 expressed an unqualified opinion thereon.
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

Medical Unit Goodwill
Description of the Matter
At June 30, 2020, goodwill related to the Company’s Medical segment, including the Medical Unit was $5.7 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s goodwill impairment test for the Medical Unit was challenging because there is significant judgement required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant judgmental assumptions including the revenue growth rate, gross margin, distribution, selling, general and administrative expenses, and company specific risk premium, which are affected by expectations about future market or economic conditions.

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

To test the estimated fair value of the Medical Unit, we performed audit procedures that included, among others, evaluating methodologies used, involving our valuation specialists in testing the significant assumptions described above and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to the reporting unit’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the result.

45	Cardinal Health | Fiscal 2020 Form 10-K

Reports

Product Liability Lawsuits
Description of the Matter
As described in Note 1 and Note 7 to the consolidated financial statements, the Company is a defendant in various product liability claims in which individuals seek damages associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. The Company accrues for losses and defense costs related to product liability at the time a loss is probable and the amount of loss can be reasonably estimated. The methodology used by the Company to project future Cordis IVC claim costs is based largely on recent experience, including claim filing rates, indemnity severity by claim type, sales data, implant and injury to report lag patterns, and defense costs. The Company periodically reviews such estimates and records adjustments for changes in reserves in the period in which the change in estimate occurs. At June 30, 2020, the Company’s product liability reserve balance related to the Cordis IVC lawsuits totaled $468 million, net of estimated insurance recoveries. The Company believes there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, the Company has accrued the minimum amount in the range. The Company estimates the high end of the range to be approximately $919 million, net of estimated insurance recoveries.

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

To test management’s assessment of the probability of occurrence of a loss and whether the loss was reasonably estimable, we evaluated, for example, claims data of the Company, we evaluated the legal letters obtained from internal and external legal counsel, and we discussed with internal and external legal counsel of the plaintiffs’ claims. Among other procedures we performed to test the measurement of the product liability litigation reserve, we evaluated the method of measuring the reserve for claims including analyses to determine the range of possible losses, obtained and performed audit procedures relative to the analysis, tested the accuracy and completeness of the data, and evaluated new or contrary information affecting the estimate. In addition, we involved internal actuarial specialists to assist with our procedures related to the measurement of the product liability reserve. We have also assessed the adequacy of the Company’s disclosures included in Note 7 in relation to these matters.

Uncertain Tax Positions
Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company’s unrecognized tax benefits related to its uncertain tax positions were approximately $998 million at June 30, 2020. Uncertain tax positions may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining if the tax position is more likely than not to be sustained upon examination, based on the technical merits of the position and (2) measuring the amount of tax benefit that qualifies for recognition.

Auditing management's estimate of the amount of tax benefit related to the Company's uncertain tax positions that qualified for recognition was challenging because management's estimate required significant judgment in evaluating the technical merits of the positions, including interpretations of applicable tax laws and regulations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the technical merits of its uncertain tax positions, including the Company’s assessment as to whether a tax position is more likely than not to be sustained and management’s process to measure the benefit of its tax positions.

We involved our international tax, transfer pricing, and national tax professionals in assessing the technical merits of certain of the Company’s tax positions. Depending on the nature of the specific tax position and, where applicable, developments with the relevant tax authorities relating thereto, our procedures included obtaining and examining the Company’s analysis. For example, we evaluated the underlying facts upon which the tax positions are based, and, where applicable, obtained the Company’s correspondence with local tax authorities. We used our knowledge of international and local income tax laws, as well as historical settlement activity, where applicable, with local income tax authorities, to evaluate the Company’s accounting for its uncertain tax positions. We evaluated developments in the applicable tax jurisdictions to assess potential effects on the Company’s positions. We analyzed the Company’s assumptions and data used to evaluate the appropriateness of the Company’s measurement of tax benefits. We have also evaluated the Company’s income tax disclosures in relation to these matters.

Cardinal Health | Fiscal 2020 Form 10-K	46

Reports

Opioid Lawsuits
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company is a defendant in numerous lawsuits brought by certain state governments and other political subdivisions related to opioid matters. The Company accrues for losses related to legal matters at the time a loss is probable and the amount of loss can be reasonably estimated. In October 2019, the Company agreed in principal to a global settlement framework (the “Settlement Framework”). The Settlement Framework is subject to contingencies and uncertainties as to final terms, however, it is the basis for the Company’s negotiation of definitive terms. The Company has accrued $5.56 billion pretax under the cash component of the Settlement Framework as of June 30, 2020 and is unable to reasonably estimate the liability associated with other components. Additionally, management is unable to estimate the range of possible loss associated with these matters.

Auditing the Company’s accounting for, and disclosure of, loss contingencies related to the opioid lawsuits was challenging due to the significant judgment required to evaluate management’s assessment of the likelihood of a loss being incurred and management’s determination of whether a reasonable estimate of the range of loss can be made.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of this legal contingency. For example, we tested controls over management’s review of the assessment of the probability of occurrence of a loss and whether the loss was reasonably estimable and whether the assessment considered all relevant facts.

To test the Company’s assessment of the probability of a loss and whether the loss was reasonably estimable, among other procedures, we read the Settlement Framework, requested and received internal and external legal counsel confirmation letters, met with internal counsel to discuss the status of the proceedings and negotiations of the Settlement Framework, and evaluated the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable. We also assessed the adequacy and the sufficiency of the Company’s disclosures included in Note 7 in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 13, 2020

47	Cardinal Health | Fiscal 2020 Form 10-K

Financial Statements

Financial Statements and Supplementary Data

Cardinal Health | Fiscal 2020 Form 10-K	48

Financial Statements

Consolidated Statements of Earnings/(Loss)

(in millions, except per common share amounts)	2020	2019	2018
Revenue	$152,922	$145,534	$136,809
Cost of products sold	146,054	138,700	129,628
Gross margin	6,868	6,834	7,181

Operating expenses:
Distribution, selling, general and administrative expenses	4,572	4,480	4,596
Restructuring and employee severance	122	125	176
Amortization and other acquisition-related costs	524	621	707
Impairments and (gain)/loss on disposal of assets, net	7	(488)	1,417
Litigation (recoveries)/charges, net	5,741	36	159
Operating earnings/(loss)	(4,098)	2,060	126

Other (income)/expense, net	(1)	15	23
Interest expense, net	238	294	329
Loss on early extinguishment of debt	16	—	2
Gain on sale of equity interest in naviHealth	(579)	—	—
Earnings/(loss) before income taxes	(3,772)	1,751	(228)

Provision for/(benefit from) income taxes	(79)	386	(487)
Net earnings/(loss)	(3,693)	1,365	259

Less: Net earnings attributable to noncontrolling interests	(3)	(2)	(3)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$(3,696)	$1,363	$256

Earnings/(loss) per common share attributable to Cardinal Health, Inc.
Basic	$(12.61)	$4.55	$0.82
Diluted	(12.61)	4.53	0.81

Weighted-average number of common shares outstanding:
Basic	293	300	313
Diluted	293	301	315
The accompanying notes are an integral part of these consolidated statements.

49	Cardinal Health | Fiscal 2020 Form 10-K

Financial Statements

Consolidated Statements of Comprehensive Income/(Loss)

(in millions)	2020	2019	2018
Net earnings/(loss)	$(3,693)	$1,365	$259

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	3	18	58
Amounts reclassified to earnings	—	—	(23)
Net unrealized gain/(loss) on derivative instruments, net of tax	(28)	(5)	(2)
Total other comprehensive income/(loss), net of tax	(25)	13	33

Total comprehensive income/(loss)	(3,718)	1,378	292

Less: comprehensive income attributable to noncontrolling interests	(3)	(2)	(3)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$(3,721)	$1,376	$289
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2020 Form 10-K	50

Financial Statements

Consolidated Balance Sheets

	June 30
(in millions)	2020	2019
Assets
Current assets:
Cash and equivalents	$2,771	$2,531
Trade receivables, net	8,264	8,448
Inventories, net	13,198	12,822
Prepaid expenses and other	1,707	1,946
Total current assets	25,940	25,747

Property and equipment, net	2,366	2,356
Goodwill and other intangibles, net	11,275	11,808
Other assets	1,185	1,052
Total assets	$40,766	$40,963

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,374	$21,535
Current portion of long-term obligations and other short-term borrowings	10	452
Other accrued liabilities	2,231	2,122
Total current liabilities	23,615	24,109

Long-term obligations, less current portion	6,765	7,579
Deferred income taxes and other liabilities	8,594	2,945

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at June 30, 2020 and 2019, respectively	2,789	2,763
Retained earnings	1,170	5,434
Common shares in treasury, at cost: 34 million shares and 28 million shares at June 30, 2020 and 2019, respectively	(2,066)	(1,790)
Accumulated other comprehensive loss	(104)	(79)
Total Cardinal Health, Inc. shareholders' equity	1,789	6,328
Noncontrolling interests	3	2
Total shareholders’ equity	1,792	6,330
Total liabilities and shareholders’ equity	$40,766	$40,963
The accompanying notes are an integral part of these consolidated statements.

51	Cardinal Health | Fiscal 2020 Form 10-K

Financial Statements

Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2017	327	$2,697	$4,967	(11)	$(731)	$(125)	$20	$6,828
Net earnings			256				(1)	255
Other comprehensive income, net of tax						33		33
Purchase of noncontrolling interests							(19)	(19)
Employee stock plans activity, including tax benefit of $10 million	—	33		1	57			90
Share repurchase program activity				(8)	(550)			(550)
Dividends declared			(584)					(584)
Other			6				—	6
Balance at June 30, 2018	327	2,730	4,645	(18)	(1,224)	(92)	—	6,059
Net earnings			1,363				2	1,365
Other comprehensive income, net of tax						13		13
Employee stock plans activity, net of shares withheld for employee taxes	—	33		1	34			67
Share repurchase program activity				(11)	(600)			(600)
Dividends declared			(575)					(575)
Other			1				—	1
Balance at June 30, 2019	327	2,763	5,434	(28)	(1,790)	(79)	2	6,330
Net earnings/(loss)			(3,696)				3	(3,693)
Other comprehensive loss, net of tax						(25)		(25)
Employee stock plans activity, net of shares withheld for employee taxes	—	26		—	74			100
Share repurchase program activity				(7)	(350)			(350)
Dividends declared			(570)					(570)
Other			2				(2)	—
Balance at June 30, 2020	327	$2,789	$1,170	(35)	$(2,066)	$(104)	$3	$1,792
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2020 Form 10-K	52

Financial Statements

Consolidated Statements of Cash Flows

(in millions)	2020		2019	2018
Cash flows from operating activities:
Net earnings/(loss)	$(3,693)		$1,365	$259
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	913		1,000	1,032
Impairments and loss on sale of other investments	—		3	6
Gain on sale of equity interest in naviHealth	(579)	—	—	—
Impairments and loss/(gain) on disposal of assets, net	7		(488)	1,417
Loss on early extinguishment of debt	16		—	2
Share-based compensation	90		82	85
Provision for/(benefit from) deferred income taxes	(961)		(83)	(1,012)
Provision for bad debts	106		88	74
Change in fair value of contingent consideration obligation	—		—	(2)
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Decrease/(increase) in trade receivables	82		(751)	(871)
Increase in inventories	(409)		(551)	(1,211)
Increase/(decrease) in accounts payable	(162)		1,864	2,574
Other accrued liabilities and operating items, net	6,550		193	415
Net cash provided by operating activities	1,960		2,722	2,768
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—		(82)	(6,142)
Additions to property and equipment	(375)		(328)	(384)
Purchase of other investments	(20)		(18)	(9)
Proceeds from sale of investments and available-for-sale securities	886		3	65
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	2		763	862
Net cash provided by/(used in) investing activities	493		338	(5,608)
Cash flows from financing activities:
Payment of contingent consideration obligation	—		—	(35)
Net change in short-term borrowings	(2)		—	(50)
Purchase of noncontrolling interests	—		—	(106)
Proceeds from interest rate swap terminations	112		—	—
Proceeds from long-term obligations, net of issuance costs	—		—	3
Reduction of long-term obligations	(1,399)		(1,102)	(954)
Net tax proceeds/(withholding) from share-based compensation	8		(14)	(3)
Dividends on common shares	(569)		(577)	(581)
Purchase of treasury shares	(350)		(600)	(550)
Net cash used in financing activities	(2,200)		(2,293)	(2,276)
Effect of exchange rates changes on cash and equivalents	(13)		1	4
Cash reclassified to assets held for sale	—		—	(4)
Net increase/(decrease) in cash and equivalents	240		768	(5,116)
Cash and equivalents at beginning of period	2,531		1,763	6,879
Cash and equivalents at end of period	$2,771		$2,531	$1,763
Supplemental Information:
Cash payments for interest	$226		$285	$320
Cash payments for income taxes	368		311	425
The accompanying notes are an integral part of these consolidated statements.

53	Cardinal Health | Fiscal 2020 Form 10-K

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
Our fiscal year ends on June 30. References to fiscal 2020, 2019 and 2018 in these consolidated financial statements are to the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Basis of Presentation
Our consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively.
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation and reserves, goodwill and other intangible asset impairment, loss contingencies (including product liability and self-insurance accruals), and income taxes. Actual amounts could ultimately differ from these estimated amounts.
The outbreak of the novel strain of coronavirus (“COVID-19”) has severely impacted, and continues to severely impact the U.S. and global economies, and beginning in the third quarter of fiscal 2020, our businesses have been impacted in a variety of ways. We cannot estimate the length or severity of the COVID-19 pandemic or the related U.S. and global economic consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flow. Our estimates, judgments and assumptions related to COVID-19 could ultimately differ over time.
Cash Equivalents
We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Receivables and Allowance for Doubtful Accounts
Trade receivables are presented net of an allowance for doubtful accounts of $206 million and $193 million at June 30, 2020 and 2019, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, which are based primarily on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $104 million (current portion $12 million) and $103 million (current portion $12 million) at June 30, 2020 and 2019, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $27 million and $14 million at June 30, 2020 and 2019, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
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
Major Customers
CVS Health Corporation ("CVS") and OptumRx, are our only customers that individually account for at least 10 percent of revenue

Cardinal Health | Fiscal 2020 Form 10-K	54

Notes to Financial Statements

and gross trade receivables. These customers are primarily serviced through our Pharmaceutical segment.
The following table summarizes historical percent of revenue and gross trade receivables from CVS and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2020	2019	2018	2020	2019
CVS	26%	26%	25%	26%	24%
OptumRx	14%	13%	11%	6%	4%

We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 16 percent, 22 percent and 22 percent of revenue for fiscal 2020, 2019 and 2018, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A substantial portion of our inventories (56 percent at both June 30, 2020 and 2019) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
At June 30, 2020 and 2019, respectively, inventories valued at LIFO cost were $411 million and $230 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2020 or 2019.
Our remaining inventory that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.
Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $155 million and $171 million at June 30, 2020 and 2019, respectively. We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies.

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
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including finance lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization expense of $405 million, $455 million and $446 million for fiscal 2020, 2019 and 2018, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2020	2019
Land, building and improvements	$2,185	$1,992
Machinery and equipment	3,008	3,038
Furniture and fixtures	138	138
Total property and equipment, at cost	5,331	5,168
Accumulated depreciation and amortization	(2,965)	(2,812)
Property and equipment, net	$2,366	$2,356

Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 3 percent at June 30, 2020. The amount of capitalized interest was immaterial for all periods presented.
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

55	Cardinal Health | Fiscal 2020 Form 10-K

Notes to Financial Statements

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
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.5 percent to 10.5 percent. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including forecasted operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2020, 2019 and 2018 and with the exception of our Medical Unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
In conjunction with the preparation of our consolidated financial statements for fiscal 2018, we completed our annual quantitative goodwill impairment test, which we perform annually in the fourth quarter. Using a combination of income and market-based approaches (using a discount rate of 8.5 percent), the carrying value exceeded the fair value and resulted in an impairment charge of $1.4 billion related to our Medical Unit, which is included in impairments and loss on disposal of assets in our consolidated statements of earnings/(loss). Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
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

Cardinal Health | Fiscal 2020 Form 10-K	56

Notes to Financial Statements

Investments
Investments in non-marketable equity securities are accounted for under the fair value, equity or net asset value method of accounting and are included in other assets in the consolidated balance sheets. For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Our share of the earnings and losses are recorded in other (income)/expense, net in the consolidated statements of earnings/(loss). We monitor our investments for impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. Adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $77 million and $53 million at June 30, 2020 and 2019, respectively, excluding third-party returns. See Third-Party Returns section within this Note for a description of third-party returns.
Distribution Services Agreement and Other Vendor Fees
Our Pharmaceutical segment recognizes fees received from distribution services agreements and other fees received from vendors related to the purchase or distribution of the vendors’ inventory when those fees have been earned and we are entitled to payment. Since the benefit provided to a vendor is related to the purchase and distribution of the vendor’s inventory, we recognize the fees as a reduction in the carrying value of the inventory that generated the fees, and as such, a reduction of cost of products sold in our consolidated statements of earnings/(loss) when the inventory is sold.

Loss Contingencies and Self-Insurance
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In connection with the opioid litigation as described further in the Note 7, we recorded a pre-tax charge of $5.63 billion ($5.14 billion after tax) during fiscal 2020. Definitive terms of a settlement under the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied.
We develop and periodically update reserve estimates for the Cordis inferior vena cava ("Cordis IVC") claims, including those received to date and expected to be received in the future and related costs. To project future Cordis IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, estimated indemnity severity by claim type, sales data, implant and injury to report lag patterns and estimated defense costs.
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
The amount of ultimate loss may differ materially from these estimates. We recognize these estimated loss contingencies, income from favorable resolution of litigation and certain defense costs in litigation (recoveries)/charges in our consolidated statements of earnings/(loss). See Note 7 for additional information regarding loss contingencies and product liability lawsuits.
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

57	Cardinal Health | Fiscal 2020 Form 10-K

Notes to Financial Statements

liability being triggered under these indemnification obligations is not probable.
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. There were no material obligations at June 30, 2020.
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
Share-Based Compensation
Share-based compensation provided to employees is recognized in the consolidated statements of earnings/(loss) based on the grant date fair value of the awards. The fair value of restricted share units and performance share units is determined by the grant date market price of our common shares. The fair value of stock options is determined on the grant date using a lattice valuation model. The compensation expense associated with nonvested performance share units is dependent on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. The compensation expense recognized for share-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. All income tax effects of share-based awards are recognized in the consolidated statements of earnings/(loss) as awards vest or are settled. We classify share-based compensation expense in distribution, selling, general and administrative ("SG&A") expenses to correspond with the same line item as the majority of the cash compensation paid to employees. If awards are modified in connection with a restructuring activity, the incremental share-based compensation expense is classified in restructuring and employee severance. See Note 14 for additional information regarding share-based compensation.
Dividends
We paid cash dividends per common share of $1.92, $1.91 and $1.85 in fiscal 2020, 2019 and 2018, respectively.
Revenue Recognition
We recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of goods or services to customers.
Revenue in both segments is primarily related to the distribution of pharmaceutical and medical products, which include both manufactured and sourced products, and we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. Service revenues are recognized over the period that services are provided to the customer. Revenues derived from services are not material for either segment for all periods presented.
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
Sales Returns and Allowances
Revenue is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, discounts, rebates and other variable consideration. Sales returns are recorded based on estimates using historical data. Our customer return policies generally require that the product be physically returned, subject to restocking fees. We only allow customers to return products for credit in a condition suitable to be added back to inventory and resold at full value (“merchantable product”) or returned to vendors for credit. Product returns are generally consistent throughout the year and typically are not specific to any particular product or customer.

Cardinal Health | Fiscal 2020 Form 10-K	58

Notes to Financial Statements

We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At both June 30, 2020 and 2019, the accrual for estimated sales returns and allowances was $495 million and $479 million, the impact of which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.3 billion, $2.2 billion and $2.4 billion, for fiscal 2020, 2019 and 2018, respectively, and the net impact on net earnings/(loss) in the consolidated statements of earnings/(loss) was immaterial in fiscal 2020, 2019 and 2018.
Third-Party Returns
We generally do not accept non-merchantable pharmaceutical product returns from our customers, so many of our customers return non-merchantable pharmaceutical products to the manufacturer through third parties. Since our customers generally do not have a direct relationship with manufacturers, our vendors pass the value of such returns to us (usually in the form of an accounts payable deduction). We, in turn, pass the value received to our customer. In certain instances, we pass the estimated value of the return to our customer prior to our receipt of the value from the vendor. Although we believe we have satisfactory protections, we could be subject to claims from customers or vendors if our administration of this overall process was deficient in some respect or our contractual terms with vendors are in conflict with our contractual terms with our customers. We have maintained reserves for some of these situations based on their nature and our historical experience with their resolution.
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings/(loss) and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $620 million, $622 million and $543 million, for fiscal 2020, 2019 and 2018, respectively.
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
Amortization and Other Acquisition-Related Costs
We classify certain costs incurred in connection with acquisitions as amortization and other acquisition-related costs in our consolidated statements of earnings/(loss). These costs consist of amortization of acquisition-related intangible assets, transaction costs, integration costs and changes in the fair value of contingent consideration obligations. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations and, in the case of the Cordis and Patient Recovery businesses, to stand-up the systems and processes needed to support an expanded geographic footprint. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in amortization and other acquisition-related costs. See Note 4 for additional information regarding amortization of acquisition-related intangible assets.
Translation of Foreign Currencies
Financial statements of our subsidiaries outside the United States are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign subsidiaries into U.S. dollars are accumulated in shareholders’ equity through accumulated and other comprehensive loss ("AOCI") utilizing period-end exchange rates. Revenues and expenses of these foreign subsidiaries are translated using average exchange rates during the year.
The foreign currency translation gains/(losses) included in AOCI at June 30, 2020 and 2019 are presented in Note 11. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings/(loss) in the respective financial statement line item.
Interest Rate, Currency and Commodity Risk
All derivative instruments are recognized at fair value on the consolidated balance sheets and all changes in fair value are recognized in net earnings or shareholders’ equity through AOCI, net of tax.
For contracts that qualify for hedge accounting treatment, the hedge contracts must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized immediately in net earnings. If a fair value or cash flow hedge ceases to qualify for hedge accounting treatment, the contract continues to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value are recognized immediately in net earnings. If a forecasted transaction is probable not to occur, amounts previously deferred in AOCI are recognized immediately in net earnings. Interest payments received from the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net in the consolidated statements of earnings/(loss).
See Note 10 for additional information regarding our derivative instruments, including the accounting treatment for instruments designated as fair value, cash flow and economic hedges.

59	Cardinal Health | Fiscal 2020 Form 10-K

Notes to Financial Statements

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
See Note 9 for additional information regarding fair value measurements.
Recently Adopted Financial Accounting Standards
Derivatives and Hedging
In October 2018, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to derivatives and hedging which permits the use of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") as a benchmark interest rate for hedge accounting purposes. This guidance was effective beginning the first quarter of fiscal 2020. The adoption did not have a material impact on our consolidated financial statements.
Leases
In February 2016, the FASB issued amended accounting guidance that requires lessees to recognize most leases on the balance sheet as a lease liability and corresponding right-of-use asset. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted this guidance during the first quarter of fiscal 2020 and elected the transition option which allows us to apply the guidance prospectively. The initial adoption in the first quarter of fiscal 2020 resulted in the recognition of lease liabilities in the amount of $422 million and did not have a material impact on our results of operations, liquidity or debt covenant compliance under our current debt agreements. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to vehicles and equipment. The adoption required certain changes to our systems and processes. See Note 5 for additional information regarding leases.
Recently Issued Financial Accounting Standards Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued amended accounting guidance that will require entities to measure credit losses on trade and other receivables, held-to-maturity debt securities, loans and other instruments using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts. This guidance also requires that credit losses on available-for-sale debt securities with unrealized losses be recognized as allowances rather than as deductions in the amortized cost of the securities. This guidance will be effective for us in the first quarter of fiscal 2021. The adoption of this guidance will not have a material impact on our consolidated financial statements or disclosures.
2. Divestitures and Acquisitions
Divestitures
naviHealth
In August 2018, we sold our majority ownership interest in naviHealth, which operated within our Medical segment in exchange for cash proceeds of $737 million (after adjusting for certain fees and expenses) and a noncontrolling equity interest in a partnership that owned naviHealth. We also had certain call rights to reacquire naviHealth.
As a result of this divestiture, during the fiscal year ended June 30, 2019, we recognized a pre-tax gain of $508 million in impairments and (gain)/loss on disposal of assets in our consolidated statements of earnings/(loss). This gain included our initial recognition of an equity method investment for $358 million and the derecognition of redeemable noncontrolling interests of $12 million. The fiscal 2019 tax expense as a result of this transaction was $130 million. We determined that the sale of the naviHealth business did not meet the criteria to be classified as discontinued operations.
In May 2020 we sold the remainder of our noncontrolling equity interest in a partnership that owned naviHealth. We recognized a pre-tax gain of $579 million from this disposal in gain on sale of equity interest in naviHealth in our consolidated statements of earnings/(loss).
Our proportionate share of naviHealth’s results, which was recorded in other (income)/expense, net in the consolidated statements of earnings/(loss), was income of $2 million and a loss of $10 million during fiscal 2020 and 2019, respectively.
China
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
During the fiscal year ended 2018, we recognized a pre-tax loss of $41 million related to this divestiture.

Cardinal Health | Fiscal 2020 Form 10-K	60

Notes to Financial Statements

Acquisitions
We did not complete any acquisitions during fiscal 2020. While we completed several small acquisitions during fiscal 2019, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate. The cash paid for these acquisitions, net of cash acquired was $82 million for fiscal 2019.
Patient Recovery Business
On July 29, 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. The acquisition further expanded the Medical segment's portfolio of self-manufactured products.
Transaction and integration costs associated with the acquisition of the Patient Recovery Business were $7 million, $75 million, and $109 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. These costs are included in amortization and other acquisition-related costs in the consolidated statement of earnings/(loss).
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

(in millions)	2020	2019	2018
Employee-related costs	$66	$95	$34
Facility exit and other costs	56	30	142
Total restructuring and employee severance	$122	$125	$176

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
In fiscal 2020 and 2019, restructuring costs are primarily related to implementation of certain enterprise-wide cost-savings measures.
In fiscal 2018, we entered into an agreement to transition the distribution of our Medical segment's surgeon gloves in certain international markets from a third-party distribution arrangement to a direct distribution model. The costs associated with this restructuring included $125 million, on a pre-tax basis, in contract termination costs that were paid during fiscal 2018. These costs are reflected in restructuring and employee severance in the consolidated statements of earnings/(loss) during the fiscal year ended 2018.

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2018	$24	$4	$28
Additions	84	8	92
Payments and other adjustments	(44)	(4)	(48)
Balance at June 30, 2019	64	8	72
Additions	85	24	109
Payments and other adjustments	(81)	(4)	(85)
Balance at June 30, 2020	$68	$28	$96

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical (2)	Total
Balance at June 30, 2018	$2,621	$5,695	$8,316
Goodwill acquired, net of purchase price adjustments	45	7	52
Foreign currency translation adjustments and other	(3)	13	10
Balance at June 30, 2019	2,663	5,715	8,378
Goodwill acquired, net of purchase price adjustments	(5)	—	(5)
Foreign currency translation adjustments and other	(1)	(15)	(16)
Balance at June 30, 2020	$2,657	$5,700	$8,357

(1)	At June 30, 2020 and 2019, the Pharmaceutical segment accumulated goodwill impairment loss was $829 million.

(2)	At June 30, 2020 and 2019, the Medical segment accumulated goodwill impairment loss was $1.4 billion.

Cardinal Health | Fiscal 2020 Form 10-K	61

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2020
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$23	$—	$23	N/A
Total indefinite-life intangibles	23	—	23	N/A
Definite-life intangibles:
Customer relationships	3,554	1,828	1,726	13
Trademarks, trade names and patents	673	341	332	13
Developed technology and other	1,604	767	837	11
Total definite-life intangibles	5,831	2,936	2,895	12
Total other intangible assets	$5,854	$2,936	$2,918	N/A

	2019
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$22	$—	$22
Total indefinite-life intangibles	22	—	22
Definite-life intangibles:
Customer relationships	3,562	1,517	2,045
Trademarks, trade names and patents	672	295	377
Developed technology and other	1,602	616	986
Total definite-life intangibles	5,836	2,428	3,408
Total other intangible assets	$5,858	$2,428	$3,430

Total amortization of intangible assets was $512 million, $531 million and $574 million for fiscal 2020, 2019 and 2018, respectively. The estimated annual amortization for intangible assets for fiscal 2021 through 2025 is as follows: $442 million, $408 million, $358 million, $329 million and $277 million.

5. Leases
Our operating leases are primarily for corporate offices, distribution facilities, vehicles, and equipment. We determine if an arrangement is a lease at its inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
Beginning July 1, 2019, operating lease right-of-use assets and corresponding operating lease liabilities are recognized in our consolidated balance sheet at lease commencement date based on the present value of lease payments over the lease term. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable.
Our lease agreements contain lease components and non-lease components. For all asset classes, we have elected to account for both of these components as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the consolidated financial statements at or for the fiscal year ended June 30, 2020.
We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2020 was not material. In addition, upon adoption of the new lease standard, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing 1) whether any contracts are leases or contain leases, 2) lease classification and 3) initial direct costs.
Our leases have remaining lease terms from less than 1 year up to approximately 22 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
The following table summarizes the components of lease cost:

(in millions)	2020
Operating lease cost	$134
Finance lease cost	13
Variable lease cost	17
Total lease cost	$164
Variable lease cost primarily includes payments for property taxes, maintenance and insurance. Our rental expense relating to operating leases was $153 million and $172 million in fiscal 2019 and 2018, respectively.

Cardinal Health | Fiscal 2020 Form 10-K	62

Notes to Financial Statements

The following table summarizes supplemental balance sheet information related to leases at June 30:

(in millions)	2020
Operating Leases
Operating lease right-of-use assets	$426

Current portion of operating lease liabilities	104
Long-term operating lease liabilities	341
Total operating lease liabilities	445

Finance Leases
Finance lease right-of-use assets	33

Current portion of finance lease liabilities	9
Long-term finance lease liabilities	25
Total finance lease liabilities	$34

Operating leases are included in other assets, other accrued liabilities, and deferred income taxes and other liabilities in our consolidated balance sheet. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings, and long-term obligations, less current portion in our consolidated balance sheet.
The following tables summarizes supplemental cash flow information related to leases:

(in millions)	2020
Cash paid for lease liabilities:
Operating cash flows paid for operating leases	$125
Financing cash flows paid for finance leases	7
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	150
New finance leases	40
Amended lease standard adoption impact as of July 1, 2019 (1)	400

(1)	Includes the effect of $22 million from reclassifying deferred rent as an offset to the lease right-of-use asset in accordance with the transition guidance.
Our operating leases had a weighted-average remaining lease term of 6.4 years and a weighted-average discount rate of 2.9 percent. Our finance leases had a weighted-average remaining lease term of 4.3 years and a weighted-average discount rate of 2.4 percent .

Future lease payments under non-cancellable leases as of June 30, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
2021	$117	$10	$127
2022	96	9	105
2023	72	9	81
2024	51	4	55
2025	44	2	46
Thereafter	123	2	125
Total future lease payments	503	36	539
Less: leases not yet commenced (1)	4	—	4
Less: imputed interest	54	2	56
Total lease liabilities	$445	$34	$479

(1)
As of June 30, 2020, we had certain leases that were executed but did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded in the consolidated balance sheet.

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2019 for fiscal 2020 through 2024 and thereafter were as follows: $126 million, $100 million, $76 million, $54 million, $33 million and $94 million.

6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2020	2019
2.4% Notes due 2019	$—	$450
4.625% Notes due 2020	—	508
2.616% Notes due 2022	834	1,079
3.2% Notes due 2022	236	247
Floating Rate Notes due 2022	321	340
3.2% Notes due 2023	576	551
3.079% Notes due 2024	809	781
3.5% Notes due 2024	413	402
3.75% Notes due 2025	529	494
3.41% Notes due 2027	1,215	1,318
4.6% Notes due 2043	340	346
4.5% Notes due 2044	342	342
4.9% Notes due 2045	441	445
4.368% Notes due 2047	560	594
7.0% Debentures due 2026	124	124
Other Obligations	35	10
Total	6,775	8,031
Less: current portion of long-term obligations and other short-term borrowings	10	452
Long-term obligations, less current portion	$6,765	$7,579

(1) Maturities are presented on a calendar year basis.

Cardinal Health | Fiscal 2020 Form 10-K	63

Notes to Financial Statements

Maturities of existing long-term obligations and other short-term borrowings for fiscal 2021 through 2025 and thereafter are as follows: $10 million, $1.4 billion, $585 million, $814 million, $414 million and $3.6 billion.
Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $21.4 billion.
In June 2020, we redeemed $500 million aggregate principle amount of 4.625% Notes due December 2020 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with the redemption, we recorded a $7 million loss on early extinguishment of debt.
During fiscal 2020, we also early repurchased $247 million of the 2.616% Notes due 2022, $11 million of the 3.2% Notes due 2022, $20 million of the Floating Rate Notes due 2022, $104 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $5 million of the 4.9% Notes due 2045, and $35 million of the 4.368% Notes due 2047.  In connection with the early debt repurchases, we recognized a $9 million loss on early extinguishment of debt.
In November 2019, we repaid the full principal of the 2.4% Notes due 2019 at maturity for $450 million.
The redemption and repurchases were paid for with available cash and other short-term borrowings.
In fiscal 2019, we repurchased $67 million of the 2.616% Notes due 2022, $1 million of the 3.2% Notes due 2022, 8 million of the Floating Rate Notes due 2022, and $24 million of the 3.41% Notes due 2027 for a total of $100 million. The repurchases were paid for with available cash. The loss on early extinguishment of debt in connection with these early repurchases was immaterial. We also paid off the $1.0 billion 1.948% Notes due 2019 as they became due with available cash.
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
Our revolving credit and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every quarter thereafter. As of June 30, 2020, we were in compliance with this financial covenant.
At June 30, 2020 and 2019, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $1 million and $24 million at June 30, 2020 and 2019, respectively.
Under our committed receivables sales facility program, we had a maximum amount outstanding of $700 million and an average daily amount outstanding of $12 million during fiscal 2020. We also had no amounts outstanding under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $29 million and $30 million at June 30, 2020 and 2019, respectively.
Under our commercial paper program we had a maximum amount outstanding of $1.7 billion and an average daily amount outstanding of $183 million during fiscal 2020. We had no amounts outstanding under the commercial paper program as of June 30, 2020 and 2019.
We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $6 million and $9 million at June 30, 2020 and 2019, respectively. The $35 million and $10 million balance of other obligations at June 30, 2020 and 2019, respectively, consisted of short-term borrowings and finance leases.

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

Cardinal Health | Fiscal 2020 Form 10-K	64

Notes to Financial Statements

Contingencies
New York Opioid Stewardship Act
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Act (the "OSA"). The OSA created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Under the OSA, each licensed manufacturer and distributor would be required to pay a portion of the assessment based on its share of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year, beginning in 2017.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. At June 30, 2020, we have no amounts accrued for the OSA because we do not believe it is probable that a liability has been incurred.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters.
From time to time, we determine that products we source, manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a potential quality or regulatory issue, we investigate and take appropriate corrective action. Such actions have led to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, product liability claims and lawsuits and can lead to action by regulators. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption or anti-bribery laws. When we become aware of such possible compliance matters, we investigate internally and take appropriate corrective action. In addition, from time to time, we receive subpoenas or requests for information from various federal or state agencies relating to our business or to the business of a customer, supplier or other industry participants. Internal investigations, subpoenas or requests for information could directly or indirectly lead to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our consolidated statements of earnings/(loss).
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
States & Political Subdivisions
Approximately 2,800 of these lawsuits have been filed by counties, municipalities, cities and political subdivisions in various federal, state, and other courts. The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio (the “MDL”).
In January 2020, the complaints of Cabell County and City of Huntington, West Virginia were remanded from the MDL to U.S. District Court in West Virginia. A trial date has been set for October 2020. In addition, the complaints of San Francisco, California and the Cherokee Nation have been remanded to their original district courts.
In addition, 25 state attorneys general have filed lawsuits against distributors, including us, in various state courts. A trial in New York for cases brought by the New York Attorney General and Nassau and Suffolk counties was scheduled to begin in March 2020, but was deferred due to the COVID-19 pandemic. A trial is scheduled to begin in Madison County, Ohio, in October 2020 for the case brought by the Ohio Attorney General. A state court trial in a case brought by

65	Cardinal Health | Fiscal 2020 Form 10-K

Notes to Financial Statements

certain West Virginia political subdivisions is scheduled for March 2021. Additionally, we have received requests, civil investigative demands, subpoenas or requests for information from additional state attorneys general offices and governmental authorities.
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
The Settlement Framework includes (1) a cash component, pursuant to which we would pay up to $5.56 billion over eighteen years, (2) development and participation in a program for distribution of opioid abuse treatment medications for a period of ten years, and (3) to-be specified industry-wide changes to controlled substance anti-diversion programs. Definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. In connection with these matters, we have $5.56 billion accrued at June 30, 2020, included in deferred income taxes and other liabilities in the consolidated balance sheets, which represents the cash component. We are unable to estimate the range of possible loss associated with these matters. We are unable to reasonably estimate the liability or cost associated with the other components of the Settlement Framework, the potential distribution of treatment medications and any incremental costs for changes to our controlled substance anti-diversion program that we may agree to.
In the fiscal year ended June 30, 2020, we along with two other national distributors entered into a $215 million settlement with two Ohio counties, Cuyahoga and Summit, to resolve all claims in the first bellwether trial in the MDL, which had been set for trial for October 2019. In connection with this settlement, we incurred $66 million within litigation (recoveries)/charges, net during the fiscal year ended June 30, 2020.
In connection with these matters (including the settlement with two Ohio counties), we recorded a total pre-tax charge of $5.63 billion ($5.14 billion after tax) during the fiscal year ended June 30, 2020 in litigation (recoveries)/charges, net, in the consolidated statement of earnings/(loss) for the cash component. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. We continue to strongly dispute the allegations made in these lawsuits and reaching an agreement in principle on a global settlement framework is not an admission of liability or wrongdoing.
Private Plaintiffs
The Settlement Framework does not address claims by private plaintiffs, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals. Private plaintiffs had brought approximately 400 lawsuits as of July 28, 2020. Of these, 106 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs relating to the distribution of controlled substances. We are vigorously defending ourselves in these matters.
Department of Justice Investigations
We have received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). The subpoenas seek documents relating to our anti-diversion policies, procedures and program, and our distribution of certain controlled substances. We are cooperating with these requests.
Product Liability Lawsuits
As of July 28, 2020, we are named as a defendant in 334 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 4,280 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 31 lawsuits involving similar claims by approximately 36 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We continue to vigorously defend ourselves in these lawsuits and have begun to engage in preliminary resolution discussions with plaintiffs.
At June 30, 2020, we had a total of $468 million, net of estimated insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $919 million, net of estimated insurance recoveries.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by making misrepresentations and omissions related to the integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff. We believe that the claims asserted in this complaint are without merit and intend to vigorously defend against them.
Surgical Gown Recalls
In January 2020, we issued a voluntary recall for 9.1 million AAMI Level 3 surgical gowns and two voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for 2.9 million Presource Procedure Packs containing affected

Cardinal Health | Fiscal 2020 Form 10-K	66

Notes to Financial Statements

gowns (together, the "Recalls"). These Recalls were necessary because we discovered in December 2019 that one of our FDA-registered suppliers in China had shifted production of some gowns to unapproved sites with uncontrolled manufacturing environments. Because of this, we could not assure sterility of the gowns.
In connection with these Recalls, in the fiscal year ended June 30, 2020, we recorded total charges of $85 million, of which $48 million is within cost of products sold and $37 million is within SG&A in the consolidated statements of earnings/(loss). This charge represents our best estimate of costs for the Recalls and includes inventory write-off costs and certain remediation and supply disruption costs, such as costs to replace recalled products. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events.
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers and improperly engaged in customer allocation. We have filed a motion to dismiss the complaints and we intend to vigorously defend ourselves in this matter.
Active Pharmaceutical Ingredient Impurity Litigation
Many participants in the pharmaceutical supply chain, including active pharmaceutical ingredient ("API") manufacturers, finished dose manufacturers, repackagers (including us), distributors (including us), and retailers have been named as defendants in lawsuits arising out of recalls of certain medications due to alleged impurities in the active pharmaceutical ingredients or finished product.
In February 2019, a Multidistrict Litigation was created in the U.S. District Court for the District of New Jersey (the “Sartan MDL”) alleging API impurities in certain generic blood pressure medications. We were recently named as a defendant in a Multidistrict Litigation alleging API impurities in Zantac and its generic form, ranitidine. We intend to vigorously defend ourselves in these matters.
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of lawsuits in which we were a class member or plaintiff of $16 million,$94 million and $22 million during fiscal 2020, 2019, and 2018, respectively.

8. Income Taxes
Earnings/(Loss) before Income Taxes and Provision for/(Benefit From) Income Taxes
The following table summarizes earnings/(loss) before income taxes:

(in millions)	2020	2019	2018
U.S. operations	$(4,056)	$1,478	$391
Non-U.S. operations	284	273	(619)
Earnings/(loss) before income taxes	$(3,772)	$1,751	$(228)

The following table summarizes the components of provision for/(benefit from) income taxes:

(in millions)	2020	2019	2018
Current:
Federal	$659	$295	$341
State and local	154	89	41
Non-U.S.	69	85	143
Total current	$882	$469	$525

Deferred:
Federal	$(822)	$(28)	$(1,003)
State and local	(127)	(37)	16
Non-U.S.	(12)	(18)	(25)
Total deferred	(961)	(83)	(1,012)
Provision for/(benefit from) income taxes	$(79)	$386	$(487)

Effective Tax Rate
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate:

	2020 (1)	2019 (2)	2018 (1)
Provision at Federal statutory rate	21.0%	21.0%	28.1%
State and local income taxes, net of federal benefit	2.5	0.9	(16.0)
Tax effect of foreign operations	—	(0.7)	(48.4)
Nondeductible/nontaxable items	(0.1)	2.5	(10.2)
Goodwill impairment	—	—	(124.7)
Tax Act	0.1	(0.8)	410.9
Change in valuation allowances	1.5	4.5	(76.9)
Foreign tax credits	0.5	(1.0)	27.3
China tax related to divestiture	—	—	(25.8)
Legal entity reorganization	—	(3.6)	71.4
Opioid litigation	(23.2)	—	—
Other	(0.2)	(0.7)	(21.9)
Effective income tax rate	2.1%	22.1%	213.8%

(1)	The effective income tax rate for fiscal 2020 and 2018 represents an income tax benefit tax rate.

(2)	The effective income tax rate for fiscal 2019 represents an income tax expense tax rate.

67	Cardinal Health | Fiscal 2020 Form 10-K

Notes to Financial Statements

The income tax benefit rate was 2.1% and 213.8% in fiscal 2020 and fiscal 2018 compared to an income tax expense rate of 22.1% in fiscal 2019. Fluctuations in the effective tax rates are primarily due to the impact of opioid litigation in fiscal 2020 and the impact of the U.S. Tax Cuts and Jobs Act ("Tax Act") in fiscal 2018, both described further below, as well as the Medical Unit goodwill impairment in fiscal 2018, as described in Note 1. There were also changes in valuation allowances related to capital losses, credit carryforwards and net operating loss carryforwards in U.S. federal, U.S. state and international jurisdictions.
In connection with the $5.63 billion pre-tax charge for the opioid litigation, we recorded a tax benefit of $488 million in fiscal 2020, which is net of unrecognized tax benefits of $469 million, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the tax law; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the currently enacted tax law or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 7 for more information regarding these matters.
Our effective tax rate has benefits from negotiated lower than statutory tax rates in select foreign jurisdictions which individually are not material to our effective tax rate but in aggregate have a favorable tax impact of approximately $17 million during fiscal 2020.
On December 22, 2017, the United States enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that affected fiscal 2018 and incrementally affected our fiscal year 2019 financial results in several ways. First, the U.S. statutory tax rate in fiscal 2019 was reduced to 21.0%. Second, the Tax Act established new tax provisions that affected us beginning July 1, 2018 including, (1) eliminating the U.S. manufacturing deduction; (2) establishing new limitations on deductible interest expense and certain executive compensation; (3) eliminating the corporate alternative minimum tax; (4) creating the base erosion anti-abuse tax; (5) creating a new provision designed to tax global intangible low-tax income (“GILTI”) and allow for a deduction related to foreign derived intangible income ("FDII"); (6) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
Regarding the new GILTI tax rules, we elected to treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.
As of June 30, 2020, foreign earnings of approximately $800 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our financial statements in fiscal 2020.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.
The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2020	2019
Deferred income tax assets:
Receivable basis difference	$39	$35
Accrued liabilities	607	133
Share-based compensation	38	39
Loss and tax credit carryforwards	589	621
Deferred tax assets related to uncertain tax positions	52	30
Other	87	6
Total deferred income tax assets	1,412	864
Valuation allowance for deferred income tax assets	(470)	(542)
Net deferred income tax assets	$942	$322

Deferred income tax liabilities:
Inventory basis differences	$(1,083)	$(1,056)
Property-related	(327)	(171)
Goodwill and other intangibles	(751)	(808)
Total deferred income tax liabilities	$(2,161)	$(2,035)
Net deferred income tax liability	$(1,219)	$(1,713)

Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction and for uncertain tax positions, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2020	2019
Noncurrent deferred income tax asset (1)	$39	$36
Noncurrent deferred income tax liability (2)	(1,258)	(1,749)
Net deferred income tax liability	$(1,219)	$(1,713)

(1)	Included in other assets in the consolidated balance sheets.

(2)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2020 we had gross federal, state and international loss and credit carryforwards of $123 million, $2.4 billion and $2.2 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $589 million. Substantially all of these carryforwards are available for at least three years. Approximately $461 million of the valuation allowance at June 30, 2020 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.

Cardinal Health | Fiscal 2020 Form 10-K	68

Notes to Financial Statements

Unrecognized Tax Benefits
We had $998 million, $456 million and $423 million of unrecognized tax benefits at June 30, 2020, 2019 and 2018, respectively. The June 30, 2020, 2019 and 2018 balances include $753 million, $303 million and $262 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2020	2019	2018
Balance at beginning of fiscal year	$456	$423	$417
Additions for tax positions of the current year	500	24	15
Additions for tax positions of prior years (1)	78	39	141
Reductions for tax positions of prior years	(27)	(5)	(40)
Settlements with tax authorities (1)	(6)	(25)	(99)
Expiration of the statute of limitations (1)	(3)	—	(11)
Balance at end of fiscal year	$998	$456	$423

(1)
Included in fiscal 2018 additions for tax positions of prior years is $110 million related to exposures acquired as part of the Patient Recovery Business for which we are fully indemnified. Also for fiscal 2018 are settlements of $81 million related to the Patient Recovery Business as well as $11 million of statute expirations.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of $0 million to $370 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2020, 2019 and 2018, we had $146 million, $122 million and $110 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During fiscal 2020, 2019, and 2018 we recognized $16 million, $8 million, and $8 million of expense for interest and penalties in income tax expense, respectively.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2008 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement,

CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $176 million and $165 million at June 30, 2020 and 2019, respectively, and is included in other assets in the consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $19 million and $22 million at June 30, 2020 and 2019, respectively, and is included in other assets in the consolidated balance sheets.
9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$721	$—	$—	$721
Other investments (1)	114	—	—	114
Forward contracts (2)	—	53	—	53

	2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$297	$—	$—	$297
Other investments (1)	118	—	—	118
Forward contracts (2)	—	53	—	53

(1)
The other investments balance includes investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high-quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.

(2)
The fair value of interest rate swaps, foreign currency contracts, net investment hedges and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other, other assets, other accrued liabilities, and deferred income taxes and other liabilities within the consolidated balance sheets.

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

69	Cardinal Health | Fiscal 2020 Form 10-K

Notes to Financial Statements

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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2020	2019
Assets:
Pay-floating interest rate swaps (1)	$27	$46
Cross-currency swap (1)	47	12
Foreign currency contracts (2)	—	6
Total assets	$74	$64

Liabilities:
Pay-floating interest rate swaps (3)	$—	$6
Foreign currency contracts (4)	4	2
Forward interest rate swaps (3)	16	—
Commodity contracts (4)	1	3
Total liabilities	$21	$11

(1)	Included in other assets in the consolidated balance sheets.

(2)	Included in prepaid expenses and other in the consolidated balance sheets.

(3)	Included in deferred income taxes and other liabilities in the consolidated balance sheets.

(4)	Included in other accrued liabilities in the consolidated balance sheets.
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings/(loss). During fiscal 2020 and 2019, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
In May 2020, we unwound certain interest rate swap contracts. In connection with the unwind of these contracts, we received cash proceeds of $112 million. The related gain will be recognized in interest expense, net in our statement of earnings/(loss) over the remaining term of the related debt agreements, which ranged from 48 months to 63 months at June 30, 2020.
In connection with the debt repayment as described in Note 6, two pay-floating interest rate swaps with notional amounts of $200 million matured in the second quarter of fiscal 2020.
During fiscal 2019, we terminated notional amounts of $163 million of pay-floating interest rate swaps in connection with the debt repurchases in fiscal 2019 described in Note 6. These swaps were previously designated as fair value hedges.
During fiscal 2018 we entered into pay-floating interest rate swaps with total notional amounts of $1.1 billion. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets. During fiscal 2018, $550 million of pay-floating interest rate swaps matured.
The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2020
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$550	Mar 2023

	2019
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$2,150	Nov 2019	-	Sep 2025

The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2020	2019	2018
Pay-floating interest rate swaps (1)	$106	$9	$11
Fixed-rate debt (1)	(106)	(9)	(11)
(1) Included in interest expense, net in the consolidated statements of earnings/(loss).
Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency and commodity price fluctuations associated with certain forecasted

Cardinal Health | Fiscal 2020 Form 10-K	70

Notes to Financial Statements

transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.
During fiscal 2020, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt.
All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges that are expected to be reclassified into net earnings within the next 12 months are immaterial.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2020 and 2019, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, euro, Thai baht, Chinese renminbi, Japanese yen, Australian dollar, and British pound.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.
The following tables summarize the outstanding cash flow hedges at June 30:

	2020
(in millions)	Notional Amount	Maturity Date
Forward interest rate swaps	$200	Jun 2022
Foreign currency contracts	328	Jul 2020	-	Jun 2021
Commodity contracts	16	Jul 2020	-	Jun 2021

	2019
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$381	Jul 2019	-	Jun 2020
Commodity contracts	20	Jul 2019	-	Jun 2020

The following table summarizes the pre-tax gain/(loss) included in OCI for derivative instruments designated as cash flow hedges:

(in millions)	2020	2019	2018
Forward interest rate swaps	$(16)	$—	$—
Commodity contracts	1	(5)	3
Foreign currency contracts	(8)	5	(1)

The following table summarizes the pre-tax gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2020	2019	2018
Foreign currency contracts (1)	$7	$2	$1
Foreign currency contracts (2)	1	—	—
Foreign currency contracts (3)	—	1	(2)
Forward interest rate swaps (4)	2	2	2
Commodity contracts (3)	(5)	—	—

(1)	Included in revenue in the consolidated statements of earnings/(loss).

(2)	Included in cost of products sold in the consolidated statements of earnings/(loss).

(3)	Included in SG&A expenses in the consolidated statements of earnings/(loss).

(4)	Included in interest expense, net in the consolidated statements of earnings/(loss).
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In August 2019, we entered into a ¥64 billion ($600 million) cross-currency swap maturing in 2022.
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
Pre-tax gain from net investment hedges recorded in other foreign currency translation was $35 million and $12 million during fiscal 2020 and 2019, respectively. Gain recognized in interest expense, net in the consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness was $17 million and $5 million during fiscal 2020 and 2019, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The principal currency managed through foreign currency contracts is the euro, Canadian dollar, British pound, Japanese yen, and Chinese renminbi.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2020
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$325	July 2020

71	Cardinal Health | Fiscal 2020 Form 10-K

Notes to Financial Statements

	2019
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$488	Jul 2019

The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2020	2019	2018
Foreign currency contracts (1)	$(11)	$(13)	$(5)

(1)	Included in other income, net in the consolidated statements of earnings/(loss).
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2020 and 2019 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2020	2019
Estimated fair value	$7,273	$8,065
Carrying amount	6,775	8,031

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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2020		2019
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$550	$27	$2,150	$40
Foreign currency contracts	653	(4)	869	4
Forward interest rate swaps	200	(16)	—	—
Cross-currency swap	833	47	233	12
Commodity contracts	16	(1)	20	(3)

11. Shareholders' Equity
At June 30, 2020 and 2019, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2020 and 2019.
We repurchased $1.5 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2020, 2019 and 2018, as described below. We funded the repurchases with available cash and short term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2020, we repurchased 7.3 million common shares having an aggregate cost of $350 million. The average price paid per common share was $48.00. These repurchases were made under an accelerated share repurchase ("ASR") program, which began on August 20, 2019 and was completed on December 4, 2019.
During fiscal 2019, we repurchased 11.5 million common shares having an aggregate cost of $600 million. The average price paid per common share was $52.32. These repurchases were made under ASR program, which began on August 16, 2018 and was completed on October 25, 2018.
During fiscal 2018, we repurchased 8.4 million common shares having an aggregate cost of $550 million. The average price paid per common share was $65.30. These repurchases include $300 million purchased under an ASR program, which began on February 14, 2018 and was completed on March 21, 2018. We repurchased 4.3 million shares under the ASR at an average price paid per share of $69.26.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments and other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(113)	$21	$(92)
Other comprehensive income/(loss), net before reclassifications	18	—	18
Amounts reclassified to earnings	—	(5)	(5)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax of $1 million	18	(5)	13
Balance at June 30, 2019	(95)	16	(79)
Other comprehensive loss, before reclassifications	3	(23)	(20)
Amounts reclassified to earnings	—	(5)	(5)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax of $4 million	3	(28)	(25)
Balance at June 30, 2020	$(92)	$(12)	$(104)

Cardinal Health | Fiscal 2020 Form 10-K	72

Notes to Financial Statements

12. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2020	2019	2018
Net earnings/(loss)	$(3,693)	$1,365	$259
Net earnings attributable to noncontrolling interest	(3)	(2)	(3)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$(3,696)	$1,363	$256
Weighted-average common shares–basic	293	300	313
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	—	1	2
Weighted-average common shares–diluted	293	301	315
Basic earnings/(loss) per common share attributable to Cardinal Health, Inc.:	$(12.61)	$4.55	$0.82
Diluted earnings/(loss) per common share attributable to Cardinal Health, Inc.:	(12.61)	4.53	0.81

The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for fiscal 2020, 2019 and 2018 were 6 million, 7 million and 6 million, respectively. During fiscal 2020, there were 2 million potentially dilutive employee stock options, restricted share units and performance share units not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would be anti-dilutive as a result of the net loss for the fiscal year.
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
Revenue
Our Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; operates pharmacies, including pharmacies in community health centers, nuclear pharmacies and radiopharmaceutical manufacturing facilities; provides pharmacy management services to hospitals as well as medication therapy management and patient outcomes services to hospitals, other healthcare providers and payers; and repackages generic pharmaceuticals and over-the-counter healthcare products.
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
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2020	2019	2018
Pharmaceutical	$137,495	$129,917	$121,241
Medical	15,444	15,633	15,581
Total segment revenue	152,939	145,550	136,822
Corporate (1)	(17)	(16)	(13)
Total revenue	$152,922	$145,534	$136,809

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

(in millions)	2020	2019
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$136,693	$129,067
Nuclear and Precision Health Solutions	802	850
Pharmaceutical segment revenue	137,495	129,917
Medical distribution and products (3)	13,429	13,833
Cardinal Health at-Home Solutions	2,015	1,800
Medical segment revenue	15,444	15,633
Total segment revenue	152,939	145,550
Corporate (4)	(17)	(16)
Total revenue	$152,922	$145,534

(1)	Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services"

(2)	Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.

(3)	Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division

(4)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

(in millions)	2020	2019	2018
United States	$148,707	$141,479	$132,539
International	4,232	4,071	4,283
Total segment revenue	152,939	145,550	136,822
Corporate (1)	(17)	(16)	(13)
Total revenue	$152,922	$145,534	$136,809

(1)	Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

73	Cardinal Health | Fiscal 2020 Form 10-K

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
We do not allocate the following items to our segments: last-in first-out, or ("LIFO"), inventory charges/(credits); surgical gown recall costs; state opioid assessment related to prior fiscal years; restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; other (income)/expense, net; interest expense, net; loss on early extinguishment of debt; gain on sale of equity interest in naviHealth and provision for/(benefit from) income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $69 million, $55 million and $43 million for fiscal 2020, 2019 and 2018, respectively.
In connection with the opioid litigation as discussed further in Note 7, we recognized a pre-tax charge of $5.63 billion during fiscal 2020 which was retained at Corporate.
In connection with the surgical gown recall as discussed further in Note 7, we recognized a pre-tax charge of $85 million during fiscal 2020 which was retained at Corporate.
In connection with the naviHealth divestiture discussed in Note 2, we recognized a pre-tax gain of $508 million during fiscal 2019 which was retained at Corporate.
In connection with the sale of our remaining equity interest in a partnership that owned naviHealth as discussed in Note 2, we recognized a $579 million pre-tax gain ($493 million after tax) during fiscal 2020, which is included in gain on sale of equity interest naviHealth in the consolidated statements of earnings/(loss) and did not impact segment profit or operating earnings.
The following tables present segment profit by reportable segment and Corporate:

(in millions)	2020	2019	2018
Pharmaceutical	$1,753	$1,834	$1,992
Medical	663	576	662
Total segment profit	2,416	2,410	2,654
Corporate	(6,514)	(350)	(2,528)
Total operating earnings	$(4,098)	$2,060	$126

The following tables present depreciation and amortization and additions to property and equipment by reportable segment and Corporate:

(in millions)	2020	2019	2018
Pharmaceutical	$135	$147	$156
Medical	243	288	278
Corporate	535	565	598
Total depreciation and amortization	$913	$1,000	$1,032

(in millions)	2020	2019	2018
Pharmaceutical	$47	$35	$58
Medical	86	74	127
Corporate	242	219	199
Total additions to property and equipment	$375	$328	$384

The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2020	2019	2018
Pharmaceutical	$22,398	$22,446	$21,421
Medical	14,691	15,284	16,066
Corporate	3,677	3,233	2,464
Total assets	$40,766	$40,963	$39,951

The following tables present property and equipment, net by geographic area:

(in millions)	2020	2019	2018
United States	$1,880	$1,846	$1,950
International	486	510	537
Property and equipment, net	$2,366	$2,356	$2,487

Cardinal Health | Fiscal 2020 Form 10-K	74

Notes to Financial Statements

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2020, 12 million shares remain available for future grants under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 5 million shares could be issued under awards other than stock options while 12 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest.
The following table provides total share-based compensation expense by type of award:

(in millions)	2020	2019	2018
Restricted share unit expense	$70	$63	$73
Employee stock option expense	3	10	22
Performance share unit expense	17	9	(10)
Total share-based compensation expense	$90	$82	$85

The total tax benefit related to share-based compensation was $16 million, $16 million and $23 million for fiscal 2020, 2019 and 2018, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2018	2	$71.58
Granted	2	50.13
Vested	(1)	74.52
Canceled and forfeited	(1)	62.32
Nonvested at June 30, 2019	2	51.65
Granted	2	42.71
Vested	(1)	60.21
Canceled and forfeited	—	—
Nonvested at June 30, 2020	3	$45.92

The following table provides additional data related to restricted share unit activity:

(in millions)	2020	2019	2018
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$77	$75	$78
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$57	$68	$65

Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for a period up to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2018	7	$64.50
Granted	—	—
Exercised	—	—
Canceled and forfeited	(1)	72.54
Outstanding at June 30, 2019	6	63.78
Granted	—	—
Exercised	(1)	42.36
Canceled and forfeited	—	—
Outstanding at June 30, 2020	5	$65.15
Exercisable at June 30, 2020	5	$65.25

75	Cardinal Health | Fiscal 2020 Form 10-K

Notes to Financial Statements

The following table provides additional detail related to stock options:

(in millions, except per share amounts)	2020	2019	2018
Aggregate intrinsic value of outstanding options at period end	$12	$10	$13
Aggregate intrinsic value of exercisable options at period end	12	10	13
Aggregate intrinsic value of exercised options	8	1	14
Net proceeds/(withholding) from share-based compensation	26	3	(3)
Excess tax benefits from share based compensation	6	7	10
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	1	5	17
Total fair value of shares vested during the year	8	20	19
Weighted-average grant date fair value per stock option	$8.26	$8.34	$13.50

(in years)	2020	2019	2018
Weighted-average remaining contractual life of outstanding options	5	5	7
Weighted-average remaining contractual life of exercisable options	5	5	5
Weighted-average period over which stock option compensation cost is expected to be recognized	1	1	2

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
There were no stock options granted to employees during fiscal year 2020 or 2019. The following table provides the range of assumptions used to estimate the fair value of stock options:

	2018
Risk-free interest rate	2.1%
Expected volatility	25%
Dividend yield	2.7%	-	2.8%
Expected life in years	7

Performance Share Units
Performance share units generally vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2018	0.4	$66.13
Granted	0.6	50.96
Vested	—	—
Canceled and forfeited	(0.1)	52.20
Nonvested at June 30, 2019	0.9	51.45
Granted	0.7	44.03
Vested	(0.1)	48.40
Canceled and forfeited	(0.2)	50.92
Nonvested at June 30, 2020	1.3	$54.24

The following table provides additional data related to performance share unit activity:

(in millions)	2020	2019	2018
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$29	$12	$1
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$5	$—	$14

Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, and provide for matching and discretionary contributions by us. The total expense for our employee retirement savings plans was $66 million, $99 million and $129 million for fiscal 2020, 2019 and 2018, respectively.

Cardinal Health | Fiscal 2020 Form 10-K	76

Notes to Financial Statements

15. Selected Quarterly Financial Data (Unaudited)
The following is selected quarterly financial data for fiscal 2020 and 2019. The sum of the quarters may not equal year-to-date due to rounding.

(in millions, except per common share amounts)	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)
Fiscal 2020
Revenue	$37,341	$39,735	$39,157	$36,689
Gross margin	1,679	1,714	1,885	1,590
Distribution, selling, general and administrative expenses	1,107	1,163	1,165	1,137
Net earnings/(loss)	(4,921)	220	351	657
Less: Net earnings attributable to noncontrolling interests	(1)	—	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	(4,922)	220	350	656

Net earnings/(loss) attributable to Cardinal Health, Inc. per common share:
Basic	$(16.65)	$0.75	$1.20	$2.25
Diluted	(16.65)	0.75	1.19	2.23

(1)	Includes a $5.63 billion pre-tax charge for the opioid litigation ($5.14 billion after tax).

(2)	Includes a $579 million pre-tax gain ($493 million after tax) in connection with the sale of our remaining equity interest in a partnership that owned naviHealth.

(in millions, except per common share amounts)	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019
Revenue	$35,213	$37,740	$35,228	$37,353
Gross margin	1,667	1,730	1,764	1,674
Distribution, selling, general and administrative expenses	1,155	1,064	1,097	1,168
Net earnings/(loss)	594	281	296	194
Less: Net earnings attributable to noncontrolling interests	(1)	(1)	—	—
Net earnings/(loss) attributable to Cardinal Health, Inc.	593	280	296	194

Net earnings/(loss) attributable to Cardinal Health, Inc. per common share:
Basic	$1.95	$0.94	$0.99	$0.65
Diluted (3)	1.94	0.93	0.99	0.65

(1)	Includes a $508 million gain ($378 million after tax) related to the naviHealth divestiture.

77	Cardinal Health | Fiscal 2020 Form 10-K

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2020
Accounts receivable	$193	$139	$1	$(127)	$206
Finance notes receivable	14	15	—	(2)	27
Sales returns and allowances	479	2,253	—	(2,237)	495
Other	1	—	—	—	1
	$687	$2,407	$1	$(2,366)	$729

Fiscal 2019
Accounts receivable	$139	$140	$1	$(87)	$193
Finance notes receivable	7	8	—	(1)	14
Sales returns and allowances	479	2,205	—	(2,205)	479
Other	1	—	—	—	1
	$626	$2,353	$1	$(2,293)	$687

Fiscal 2018
Accounts receivable	$137	$113	$1	$(111)	$139
Finance notes receivable	9	(2)	—	—	7
Sales returns and allowances	347	2,402	—	(2,270)	479
Other	1	—	—	—	1
	$494	$2,513	$1	$(2,381)	$626

(1)
Fiscal 2020, 2019 and 2018 include $49 million, $60 million and $37 million, respectively, for reserves related to service charges and customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings/(loss).

(2)	Recoveries of amounts provided for or written off in prior years was $1 million in each fiscal year 2020, 2019 and 2018.

(3)	Write-off of uncollectible accounts or actual sales returns.
The sum of the components may not equal the total due to rounding.

Cardinal Health | Fiscal 2020 Form 10-K	78

Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
The following is a list of our executive officers:

Name	Age	Position
Michael C. Kaufmann	57	Chief Executive Officer
Jason M. Hollar	47	Chief Financial Officer
Victor L. Crawford	59	Chief Executive Officer, Pharmaceutical segment
Stephen M. Mason	49	Chief Executive Officer, Medical segment
Michele A. M. Holcomb	52	Executive Vice President, Strategy and Corporate Development
Ola M. Snow	53	Chief Human Resources Officer
Jessica L. Mayer	51	Chief Legal and Compliance Officer
Brian S. Rice	57	Executive Vice President, Chief Information Officer and Customer Support Services
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Kaufmann has served as Chief Executive Officer since January 2018. In August 2019, he was also appointed to serve as Interim Chief Financial Officer, and served in that position until September 1, 2019. From November 2014 through December 2017, Mr. Kaufmann served as Chief Financial Officer.
Mr. Hollar has served as Chief Financial Officer since May 2020. Mr. Hollar joined us from Tenneco Inc. ("Tenneco") where he was Executive Vice President and Chief Financial Officer from July 2018. From June 2017 to June 2018, Mr. Hollar served as Senior Vice President Finance at Tenneco. Prior to that, Mr. Hollar served as Chief Financial Officer of Sears Holding Corporation ("Sears") from October 2016 to April 2017 and was Senior Vice President, Finance, at Sears beginning in October 2014. Sears filed for Chapter 11 bankruptcy in October 2018.
Mr. Crawford has served as Chief Executive Officer, Pharmaceutical segment since November 2018. From September 2012 until November 2018, Mr. Crawford served as the Chief Operating Officer, Healthcare, Education, Business Dining for Aramark Corporation.
Mr. Mason has served as Chief Executive Officer, Medical segment since August 2019. From September 2016 through August 2019, he served as President of our Cardinal Health at-Home Solutions within our Medical segment and from June 2013 until August 2016, he served as the President of our Kinray pharmaceutical distribution business.
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

79	Cardinal Health | Fiscal 2020 Form 10-K

Directors, Executive Officers, and Corporate Governance

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
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2020 Annual Meeting of Shareholders (our “2020 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”
The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2020 Proxy Statement under the caption "Share Ownership Information."

Cardinal Health | Fiscal 2020 Form 10-K	80

Exhibits

Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	78
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

4.2.2	Form of 3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.3	Form of 3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.4	Form of 4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.5	Form of 2.400% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.6	Form of 3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.7	Form of 4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.8	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.9	Form of 4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.10	Form of 2.616% notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.11	Form of Floating rate notes due 2022 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.12	Form of 3.079% notes due 2024 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.13	Form of 3.410% notes due 2027 (incorporated by reference to Exhibit 4.5 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.14	Form of 4.368% notes due 2047 (incorporated by reference to Exhibit 4.6 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)

81	Cardinal Health | Fiscal 2020 Form 10-K

Exhibits

4.3
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373)
10.1.1	Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*
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
10.2.2
First Amendment to Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.3
Second Amendment to the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 3019, File No. 1-11373)*

10.2.4
Form of Nonqualified Stock Option Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.5
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.6
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporate by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)*

10.2.7
Form of Performance Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.2.8
Form of Directors Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, File No. 1-11373)

10.3.1
Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.3.2
First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.3
Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.3.4
Third Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.3.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.11 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.4.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.5.1
Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-11373)*

10.5.2
First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)*

10.5.3
Second Amendment, effective as of January 1, 2018, to the Cardinal Health Deferred Compensation Plan, as amended and restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, File No. 1-11373)

10.5.4
Third Amendment, effective as of April 1, 2018, to the Cardinal Health Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2018)*

10.5.6
Cardinal Health Deferred Compensation Plan, Amended and Restated effective January 1, 2020 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)*

Cardinal Health | Fiscal 2020 Form 10-K	82

Exhibits

10.6.1	Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on September 26, 2018, File No. 1-11373)
10.6.2
First Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)

10.7
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.8.1
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.8.2
Aircraft Time Sharing Agreement, effective as of February 8, 2018, by and between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-11373)

10.9
Confidentiality and Business Protection Agreement, effective as of September 9, 2014, between Cardinal Health, Inc. and Jon L. Giacomin (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)*

10.10
Confidentiality and Business Protection Agreement, effective as of November 6, 2017, between Cardinal Health, Inc. and Jorge M. Gomez (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 , File No. 1-11373)

10.11.1
Confidentiality and Business Protection Agreement, effective as of November 1, 2018, between Cardinal Health, Inc. and Victor L. Crawford (incorporated by reference to Exhibit 10.13.1 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373)*

10.11.2
Letter Agreement, dated October 30, 2018, between Cardinal Health, Inc. and Victor L. Crawford (incorporated by reference to Exhibit 10.13.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373) *

10.11.4
Letter Agreement, dated March 9, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.11.5
Confidentiality and Business Protection Agreement, effective as of April 27, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.12
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.13.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.3
Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.4
Third Amendment to Issuing and Paying Agency Agreement, dated September 15, 2017, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.13.5
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.6
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.7
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.8
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.12
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.13
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.14
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.13.15
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.16
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.17
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.13.18
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

83	Cardinal Health | Fiscal 2020 Form 10-K

Exhibits

10.13.19
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.20
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13.21
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.13.22
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.13.23
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.14
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

10.15.1
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

10.15.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.15.3
Second Amendment, dated as of November 14, 2016, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.4.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.15.4
Third Amendment, dated as of August 30, 2017, to the Fourth Amended and Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 31, 2017, File No. 1-11373)

10.15.5
Fourth Amendment and Joinder, dated September 30, 2019, to the Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 2, 2019, File No. 1-11373)

10.16.1
Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.5.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.16.2
Amendment No. 1 to Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.5.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373

10.16.3
Amendment No. 2 to Seventh Amended and Restated Performance Guaranty, dated as of November 6, 2018 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018, File No. 1-11373)

10.16.4	Amendment No. 3 to Seventh Amended and Restated Performance Guaranty (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed October 2, 2019, File No. 1-11373)
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

21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
* Management contract or compensatory plan or arrangement.

Cardinal Health | Fiscal 2020 Form 10-K	84

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	26
1A	Risk Factors	33
1B	Unresolved Staff Comments	N/A
2	Properties	40
3	Legal Proceedings	40
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41
6	Selected Financial Data	23
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	24
8	Financial Statements and Supplementary Data	48
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	43
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	79
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)
13	Certain Relationships and Related Transactions, and Director Independence	(c)
14	Principal Accounting Fees and Services	(d)

	Part IV
15	Exhibits, Financial Statement Schedules	81
16	Form 10-K Summary	N/A
	Signatures	86

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2020 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 12 of Form 10-K is incorporated by reference to our 2020 Proxy Statement under the caption "Executive Compensation."
(c)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2020 Proxy Statement under the caption "Corporate Governance."
(d)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2020 Proxy Statement under the caption “Audit Committee Matters.”

85	Cardinal Health | Fiscal 2020 Form 10-K

Signatures

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2020.

Cardinal Health, Inc.

By:	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2020.

Name	Title
/s/ MICHAEL C. KAUFMANN	Chief Executive Officer and Director (principal executive officer)
Michael C. Kaufmann

/s/ JASON M. HOLLAR	Chief Financial Officer (principal financial officer)
Jason M. Hollar

/s/ STUART G. LAWS	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Stuart G. Laws

/s/ COLLEEN F. ARNOLD	Director
Colleen F. Arnold

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ DAVID C. EVANS	Director
David C. Evans

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ J. MICHAEL LOSH	Director
J. Michael Losh

/s/ DEAN A. SCARBOROUGH	Director
Dean A. Scarborough

/s/ JOHN H. WEILAND	Director
John H. Weiland

Cardinal Health | Fiscal 2020 Form 10-K	86