Form 10-Q
period 2020-09-30
CARDINAL HEALTH INC
filed 2020-11-05
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2020, was the following: 293,420,561.

Cardinal Health Q1 Fiscal 2021 Form 10-Q

About Cardinal Health

Cardinal Health, Inc. is an Ohio corporation formed in 1979 and is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2021 and fiscal 2020 and to FY21 and FY20 are to the fiscal years ending or ended June 30, 2021 and June 30, 2020, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and various accruals and estimates. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (our “2020 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at September 30, 2020 and June 30, 2020, and in our condensed consolidated statements of loss for the three months ended September 30, 2020 and 2019. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2020 Form 10-K.

2	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2020 increased 5 percent to $39.1 billion due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers.

GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended September 30,
(in millions)	2020	2019	Change
GAAP operating loss	$(624)	$(5,264)	N.M.
Surgical gown recall costs	(1)	—
State opioid assessment related to prior fiscal years	41	5
Restructuring and employee severance	37	30
Amortization and other acquisition-related costs	118	132
Impairments and (gain)/loss on disposal of assets	9	1
Litigation (recoveries)/charges, net	1,038	5,673
Non-GAAP operating earnings	$618	$577	7%
The sum of the components and certain computations may reflect rounding adjustments.
We had a GAAP operating loss of $624 million and $5.3 billion during the three months ended September 30, 2020 and 2019, respectively, due to $1.02 billion and $5.63 billion pre-tax charges, respectively, recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See further description of opioid lawsuits in the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements."
The 7 percent increase in non-GAAP operating earnings to $618 million was primarily due to Medical segment cost savings.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	3

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2020 (2) (3)	2019 (2) (3)	Change
GAAP diluted EPS (1)	$(0.86)	$(16.65)	N.M.
State opioid assessment related to prior fiscal years	0.10	0.01
Restructuring and employee severance	0.09	0.08
Amortization and other acquisition-related costs	0.30	0.33
Impairments and (gain)/loss on disposal of assets	(0.02)	—
Litigation (recoveries)/charges, net	1.91	17.51
Non-GAAP diluted EPS (1)	$1.51	$1.27	19%
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
(3) First quarter fiscal 2021 and 2020 GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 and 296 million common shares, respectively, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the quarter. First quarter fiscal 2021 and 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 and 297 million common shares, respectively, which includes potentially dilutive shares.
During the three months ended September 30, 2020 and 2019, we had GAAP diluted losses attributable to Cardinal Health, Inc. ("GAAP diluted EPS") of $(0.86) and $(16.65), respectively, due to the charges we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. These opioid charges had a $(1.87) and $(17.40) after tax impact on GAAP diluted EPS during the three months ended September 30, 2020 and 2019, respectively. Refer to Significant Developments in Fiscal 2021 and Trends section in this MD&A for additional detail.
During the three months ended September 30, 2020, non-GAAP diluted EPS increased 19 percent to $1.51 per share. This increase was primarily due to the factors discussed above impacting non-GAAP operating earnings and lower interest expense due to less debt outstanding.

Cash and Equivalents

Our cash and equivalents balance was $2.7 billion at September 30, 2020 compared to $2.8 billion at June 30, 2020. Cash and equivalents were relatively unchanged during the three months ended September 30, 2020 with operating cash flow of $270 million offset primarily by $146 million paid in dividends and $78 million of capital expenditures.

4	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2021 and Trends
Opioid Lawsuits Development

As previously disclosed, in October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). Negotiations under the Settlement Framework continue to and have centered on the amount and timing for payment of the cash component as well as standards for settling distributors’ controlled substance anti-diversion programs. Definitive terms for a settlement continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied.
In connection with the opioid lawsuits and these discussions, we recorded pre-tax charges of $1.02 billion and $5.63 billion during the three months ended September 30, 2020 and 2019, respectively, in litigation (recoveries)/charges, net, in the condensed consolidated statements of loss. We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Tax Effect of Opioid Litigation Charges
The net tax benefits associated with the opioid litigation charges are $35 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million and $469 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our provision/(benefit) for income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
In conjunction with the initial opioid accrual during the three months ended September 30, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the three months ended September 30, 2020 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. Including the relatively lower tax benefit of the current quarter charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax benefit in the current quarter increased by approximately $450 million over the tax expense that would have been recognized without the impact of the opioid litigation charge and is expected to significantly increase our provision for income taxes during the remainder of fiscal 2021. See Note 6 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.

COVID-19

The pandemic associated with the novel strain of coronavirus ("COVID-19") continues to affect the U.S. and global economies, and as previously disclosed in our Fiscal 2020 Form 10-K, the pandemic also affected our businesses in a variety of ways beginning in the third quarter of fiscal 2020 and continuing into fiscal 2021.
As anticipated, Pharmaceutical segment profit was negatively impacted by COVID-19 during the three months ended September 30, 2020, largely due to volume declines in our generics program and Nuclear and Precision Health Solutions. Medical segment profit reflects an estimated minimal net impact from COVID-19 as the adverse effects of cancelled or deferred elective medical procedures were offset by the temporary reduction of certain costs and higher volumes in our laboratory business. Additionally, the impact of higher costs to source certain personal protective equipment ("PPE") was mostly mitigated by price increases.
We currently anticipate that the COVID-19 pandemic will have a further negative impact on fiscal 2021 consolidated operating earnings, and Pharmaceutical and Medical segment profit. However, we cannot estimate the length or severity of the COVID-19 pandemic or of the

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	5

MD&A	Overview
related U.S. or global economic consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flow, and its impact may be greater or less than we anticipate.

6	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2020	2019	Change
Pharmaceutical	$35,112	$33,428	5%
Medical	3,957	3,917	1%
Total segment revenue	39,069	37,345	5%
Corporate	(4)	(4)	N.M.
Total revenue	$39,065	$37,341	5%

Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three months ended September 30, 2020 due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $1.7 billion.
Medical Segment
Medical segment revenue increased slightly during the three months ended September 30, 2020 primarily due to sales growth from Cardinal Health at-Home Solutions, which increased revenue by $48 million.
Cost of Products Sold

Cost of products sold increased 5 percent to $37.4 billion due to the factors affecting the changes in revenue and gross margin.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	7

MD&A	Results of Operations
Gross Margin

	Three Months Ended September 30,
(in millions)	2020	2019	Change
Gross margin	$1,715	$1,679	2%
Gross margin during the three months ended September 30, 2020 increased slightly due to higher contribution from branded pharmaceutical sales mix.
Gross margin rate declined 11 basis points during the three months ended September 30, 2020 mainly due to changes in pharmaceutical distribution product mix. While branded pharmaceutical sales contributed positively to gross margin dollars during the three months ended September 30, 2020, they had a dilutive impact on our overall gross margin rate.
Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2020	2019	Change
SG&A expenses	$1,137	$1,107	3%

During the three months ended September 30, 2020, SG&A expenses increased due to a judicial decision relating to a $41 million assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.

8	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2020	2019	Change
Pharmaceutical	$402	$398	1%
Medical	230	170	36%
Total segment profit	632	568	11%
Corporate	(1,256)	(5,832)	N.M.
Total consolidated operating loss	$(624)	$(5,264)	N.M.
Pharmaceutical Segment Profit
During the three months ended September 30, 2020, Pharmaceutical segment profit increased compared to the prior year period primarily due to higher contribution from branded pharmaceutical sales mix. Pharmaceutical segment profit was adversely impacted by COVID-19, primarily as a result of volume declines in our generics program and Nuclear and Precision Health Solutions.
Pharmaceutical segment financial results do not include the $1.02 billion and $5.63 billion charges associated with the opioid litigation during the three months ended September 30, 2020 and 2019, respectively. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information. In addition, Pharmaceutical segment financial results do not include the $41 million assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.
Medical Segment Profit
The increase in Medical segment profit during the three months ended September 30, 2020 was primarily due to cost savings, including global manufacturing efficiencies. Medical segment profit reflects an estimated minimal net impact from COVID-19 as the adverse effects of cancelled or deferred elective medical procedures were offset by the temporary reduction of certain costs and higher volumes in our laboratory business. Additionally, the impact of higher costs to source certain PPE was mostly mitigated by price increases.
Corporate
The changes in Corporate during the three months ended September 30, 2020 are due to the factors discussed in the Other Components of Consolidated Operating Loss section that follows.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	9

MD&A	Results of Operations
Other Components of Consolidated Operating Loss

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating losses were impacted by the following:

	Three Months Ended September 30,
(in millions)	2020	2019
Restructuring and employee severance	$37	$30
Amortization and other acquisition-related costs	118	132
Impairments and (gain)/loss on disposal of assets, net	9	1
Litigation (recoveries)/charges, net	1,038	5,673
Restructuring and Employee Severance
During the three months ended September 30, 2020 and 2019, restructuring costs were primarily related to implementation of certain enterprise-wide cost-savings initiatives.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $115 million and $129 million for the three months ended September 30, 2020 and 2019, respectively.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2020 and 2019, we recognized pre-tax charges of $1.02 billion and $5.63 billion, respectively, associated with certain opioid matters. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" and the Significant Developments in Fiscal 2021 and Trends section in this MD&A for additional information.
Loss Before Income Taxes

In addition to the items discussed above, loss before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2020	2019	Change
Other (income)/expense, net	$(7)	$14	N.M.
Interest expense, net	45	66	(32)%
Loss on early extinguishment of debt	1	—	N.M.
Other (Income)/Expense, Net
The increase in other (income)/expense, net during the three months ended September 30, 2020 was primarily due to fluctuations in foreign exchange rates, and increased returns from investments, which offset fluctuations in deferred compensation liabilities that are included within SG&A and discussed further in Note 7 of the "Notes to Condensed Consolidated Financial Statements".
Interest Expense, Net
The decrease in interest expense during the three months ended September 30, 2020 was primarily due to less debt outstanding.
Provision for/(Benefit from) Income Taxes

During the three months ended September 30, 2020 and 2019, the effective tax rate was 61.8 percent and 7.9 percent, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the prior year period was primarily due to the treatment of the tax impacts of the opioid litigation accrual, partially offset by the prior-year benefit of discrete tax items.
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation during the three months ended September 30, 2020 and 2019, respectively, the net tax benefits are $35 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million and $469 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax

10	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
rate to the earnings/(loss) before income taxes for the year-to-date period to compute our provision/(benefit) for income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
In conjunction with the initial opioid accrual during the three months ended September 30, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the three months ended September 30, 2020 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. Including the relatively lower tax benefit of the current quarter charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax benefit in the current quarter increased by approximately $450 million over the tax expense that would have been recognized without the impact of the opioid litigation charge and is expected to significantly increase our provision for income taxes during the remainder of fiscal 2021. See Note 6 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	11

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $2.7 billion at September 30, 2020 compared to $2.8 billion at June 30, 2020. At September 30, 2020, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash and equivalents were relatively unchanged during the three months ended September 30, 2020 with operating cash flow of $270 million offset primarily by $146 million paid in dividends and $78 million of capital expenditures.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at September 30, 2020 included $573 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2020 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2020, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility.
Our revolving credit facility and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter from through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every fiscal quarter thereafter. At September 30, 2020, we were in compliance with our financial covenants.

Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $6.7 billion and $6.8 billion at September 30, 2020 and June 30, 2020, respectively. During the three months ended September 30, 2020, we repurchased a total of $37 million of notes due in 2022 with available cash.

12	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Settlement Framework
We had $6.59 billion accrued at September 30, 2020 related to certain opioid litigation, as further described within the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements." Negotiations under the Settlement Framework continue regarding, among other things, the amount and timing for payment of the cash component. If a definitive agreement is reached, and subject to participation by states and political subdivisions, we expect the majority of payment amounts to be spread over 18 years. We cannot currently predict when those payments might begin, and it is possible that all or part may ultimately be made over a different time period, or not at all.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2020 and 2019 were $78 million and $72 million, respectively.
Dividends
On each of May 11, 2020 and August 6, 2020, our Board of Directors approved a quarterly dividend of $0.4859 per share, or $1.94 per share on an annualized basis, which were paid on July 15, 2020 and October 15, 2020 to shareholders of record on July 1, 2020 and October 1, 2020, respectively.
On November 4, 2020, our Board of Directors approved a quarterly dividend of $0.4859 per share, or $1.94 per share on an annualized basis, payable on January 15, 2021 to shareholders of record on January 4, 2021.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	13

MD&A	Other Items

Other Items
The MD&A in our 2020 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2020. There have been no subsequent material changes outside the ordinary course of business to those items.
Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below are supplemental disclosures to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheets at June 30, 2020. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2020 Form 10-K.
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
Loss Contingencies

In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2021 section in this MD&A, we recorded pre-tax charges of $1.02 billion and $5.63 billion, during the three months ended September 30, 2020 and 2019, respectively. We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	14

MD&A	Other Items

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
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation during the three months ended September 30, 2020 and 2019, respectively, the net tax benefits are $35 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million and $469 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our provision/(benefit) for income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.

In conjunction with the initial opioid accrual during the three months ended September 30, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the three months ended September 30, 2020 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. Including the relatively lower tax benefit of the current quarter charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax benefit in the current quarter increased by approximately $450 million over the tax expense that would have been recognized without the impact of the opioid litigation charge and is expected to significantly increase our provision for income taxes during the remainder of fiscal 2021.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the U.S. Tax Cuts and Jobs Act ("Tax Act"); however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 6 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.
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

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	15

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
Exclusions from Non-GAAP Financial Measures
Management believes it is useful to exclude the following items from the non-GAAP measures presented in this report for its own and for investors’ assessment of the business for the reasons identified below:
•LIFO charges and credits are excluded because the factors that drive last-in first-out ("LIFO") inventory charges or credits, such as pharmaceutical manufacturer price appreciation or deflation and year-end inventory levels (which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end), are largely out of our control and cannot be accurately predicted. The exclusion of LIFO charges and credits from non-GAAP metrics facilitates comparison of our current financial results to our historical financial results and to our peer group companies’ financial results. We did not recognize any LIFO charges or credits during the periods presented.
•Surgical gown recall costs includes inventory write-offs and certain remediation and supply disruption costs arising from the January 2020 recall of select Association for the Advancement of Medical Instrumentation ("AAMI") Level 3 surgical gowns and voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for Presource Procedure Packs containing affected gowns. We have excluded these costs from our non-GAAP metrics to allow investors to better understand the underlying operating results of the business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies’ financial results.
•State opioid assessments related to prior fiscal years is the portion of state assessments for prescription opioid medications that were sold or distributed in periods prior to the period in which the expense is incurred. This portion is excluded from non-GAAP financial measures because it is retrospectively applied to sales in prior fiscal years and inclusion would obscure analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while states' laws may require us to make payments on an ongoing basis, the portion of the assessment related to sales in prior periods are contemplated to be one-time, nonrecurring items. Reversals of these accruals have occurred when the underlying assessments were invalidated by a Court.
•Restructuring and employee severance costs are excluded because they are not part of the ongoing operations of our underlying business.
•Amortization and other acquisition-related costs, which include transaction costs, integration costs, and changes in the fair value of contingent consideration obligations, are excluded because they are not part of the ongoing operations of our underlying business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies' financial results. Additionally, costs for amortization of acquisition-related intangible assets are non-cash amounts, which are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion facilitates comparison of historical, current and forecasted financial results. We also exclude other acquisition-related costs, which are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. These costs are also significantly impacted by the timing, complexity and size of acquisitions.
•Impairments and gain or loss on disposal of assets are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and are inherently unpredictable in timing and amount, and in the case of impairments, are non-cash amounts, so their exclusion facilitates comparison of historical, current and forecasted financial results.

16	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
•Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount.
•Loss on early extinguishment of debt is excluded because it does not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt extinguishment transactions.
•Transitional tax benefit, net related to the Tax Cuts and Jobs Act is excluded because it results from the one-time impact of a very significant change in the U.S. federal corporate tax rate and, due to the significant size of the benefit, obscures analysis of trends and financial performance. The transitional tax benefit includes the initial estimate and subsequent adjustments for the re-measurement of deferred tax assets and liabilities due to the reduction of the U.S. federal corporate income tax rate and the repatriation tax on undistributed foreign earnings.
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
Non-GAAP operating earnings: operating loss excluding (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, and (7) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: loss before income taxes excluding (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, and (8) loss on early extinguishment of debt.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net loss attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt, each net of tax, and (9) transitional tax benefit, net.
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt, and (9) transitional tax benefit, (net) divided by (loss before income taxes adjusted for the first eight items).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	17

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/ (Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended September 30, 2020
GAAP	$(624)	N.M.	$(663)	$(410)	$(253)	N.M.	$(0.86)	N.M.
Surgical gown recall costs	(1)		(1)	—	(1)		—
State opioid assessment related to prior fiscal years	41		41	10	31		0.10
Restructuring and employee severance	37		37	9	28		0.09
Amortization and other acquisition-related costs	118		118	29	89		0.30
Impairments and (gain)/loss on disposal of assets	9		9	16	(7)		(0.02)
Litigation (recoveries)/charges, net [3]	1,038		1,038	479	559		1.91
Loss on early extinguishment of debt	—		1	1	—		—
Non-GAAP	$618	7%	$580	$134	$445	18%	$1.51	19%

	Three Months Ended September 30, 2019
GAAP	$(5,264)	N.M	$(5,344)	$(423)	$(4,922)	N.M.	$(16.65)	N.M.
State opioid assessment related to prior fiscal years	5		5	1	4		0.01
Restructuring and employee severance	30		30	8	22		0.08
Amortization and other acquisition-related costs	132		132	34	98		0.33
Impairments and (gain)/loss on disposal of assets	1		1	—	1		—
Litigation (recoveries)/charges, net [3]	5,673		5,673	498	5,175		17.51
Non-GAAP	$577	6%	$496	$117	$378	(4)%	$1.27	(2)%

1    Attributable to Cardinal Health, Inc.
2    First quarter fiscal 2021 and 2020 GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 and 296 million common shares, respectively, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the quarter. First quarter fiscal 2021 and 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 and 297 million common shares, respectively, which includes potentially dilutive shares.
3    Litigation (recoveries)/charges, net includes pre-tax charges of $1.02 billion and $5.63 billion recorded in the first quarter of fiscal 2021 and 2020, respectively, related to the opioid litigation. For fiscal 2021, including the tax effects of opioid litigation charges in the calculation of the estimated annual effective tax rate increased the amount of tax benefit in the current quarter by approximately $450 million and is expected to significantly increase the provision for income taxes during the remainder of the fiscal year. The current estimate of net tax benefits is $35 million and $488 million for fiscal 2021 and 2020 in connection with opioid lawsuit developments.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

18	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2020 Form 10-K since the end of fiscal 2020 through September 30, 2020.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Implementation of Business Improvement Initiatives
We have certain business improvement initiatives underway that we expect to affect internal control over financial reporting beginning in the three months ended December 31, 2020. During fiscal 2021, as a part of an ongoing effort to optimize and simplify our operating model, we are in the process of transitioning portions of our finance operations to a global professional services firm. Additionally, the Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating information systems. If either of these initiatives are not effectively implemented, or fail to operate as intended, it could adversely affect our internal control over financial reporting.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	19

Other

Legal Proceedings
In addition to the proceeding described below, the legal proceedings described in Note 5 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
In June 2019, Melissa Cohen, a purported shareholder, filed an action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances and approving certain payments of executive compensation. In December 2019 and January 2020, similar complaints were filed in the U.S. District Court for the Southern District of Ohio by purported shareholders, Stanley M. Malone and Michael Splaine, respectively. In January, 2020, the court consolidated the derivative cases under the caption In re Cardinal Health, Inc. Derivative Litigation and in March 2020, plaintiffs filed an amended complaint. The amended consolidated derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorneys' fees. In June 2020, the defendants filed a motion to dismiss the complaint.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	20

Other
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in our 2020 Form 10-K and our filings with the SEC since June 30, 2020. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
July 2020	1,629	$52.25	—	$943
August 2020	2,610	50.59	—	943
September 2020	250	48.63	—	943
Total	4,489	$51.08	—	$943
(1)Reflects common shares purchased through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2021 and as of September 30, 2020, we have $943 million authorized for share repurchases remaining under this program.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	21

Financial Statements
Condensed Consolidated Statements of Loss
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2020	2019
Revenue	$39,065	$37,341
Cost of products sold	37,350	35,662
Gross margin	1,715	1,679

Operating expenses:
Distribution, selling, general and administrative expenses	1,137	1,107
Restructuring and employee severance	37	30
Amortization and other acquisition-related costs	118	132
Impairments and (gain)/loss on disposal of assets, net	9	1
Litigation (recoveries)/charges, net	1,038	5,673
Operating loss	(624)	(5,264)

Other (income)/expense, net	(7)	14
Interest expense, net	45	66
Loss on early extinguishment of debt	1	—
Loss before income taxes	(663)	(5,344)

Provision for/(benefit from) income taxes	(410)	(423)
Net loss	(253)	(4,921)

Less: Net earnings attributable to noncontrolling interests	—	(1)
Net loss attributable to Cardinal Health, Inc.	$(253)	$(4,922)

Loss per common share attributable to Cardinal Health, Inc.:
Basic	$(0.86)	$(16.65)
Diluted	(0.86)	(16.65)

Weighted-average number of common shares outstanding:
Basic	293	296
Diluted	293	296

Cash dividends declared per common share	$0.4859	$0.4811
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,
(in millions)	2020	2019
Net loss	$(253)	$(4,921)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	12	(17)
Net unrealized gain/(loss) on derivative instruments, net of tax	5	(5)
Total other comprehensive income/(loss), net of tax	17	(22)

Total comprehensive loss	(236)	(4,943)

Less: comprehensive income attributable to noncontrolling interests	—	(1)
Total comprehensive loss attributable to Cardinal Health, Inc.	$(236)	$(4,944)
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	23

Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and equivalents	$2,746	$2,771
Trade receivables, net	8,637	8,264
Inventories, net	13,439	13,198
Prepaid expenses and other	2,208	1,707
Total current assets	27,030	25,940

Property and equipment, net	2,369	2,366
Goodwill and other intangibles, net	11,186	11,275
Other assets	1,142	1,185
Total assets	$41,727	$40,766

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,688	$21,374
Current portion of long-term obligations and other short-term borrowings	12	10
Other accrued liabilities	2,316	2,231
Total current liabilities	24,016	23,615

Long-term obligations, less current portion	6,728	6,765
Deferred income taxes and other liabilities	9,558	8,594

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at September 30, 2020 and June 30,2020, respectively	2,760	2,789
Retained earnings	771	1,170
Common shares in treasury, at cost: 33 million shares and 34 million shares at September 30, 2020 and June 30, 2020, respectively	(2,022)	(2,066)
Accumulated other comprehensive loss	(87)	(104)
Total Cardinal Health, Inc. shareholders' equity	1,422	1,789
Noncontrolling interests	3	3
Total shareholders’ equity	1,425	1,792
Total liabilities and shareholders’ equity	$41,727	$40,766
See notes to condensed consolidated financial statements.

24	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended September 30, 2020
Balance at June 30, 2020	327	$2,789	$1,170	(35)	$(2,066)	$(104)	$3	$1,792
Net loss			(253)				—	(253)
Other comprehensive income, net of tax						17		17
Employee stock plans activity, net of shares withheld for employee taxes	—	(29)		2	44			15
Dividends declared			(146)					(146)
Balance at September 30, 2020	327	$2,760	$771	(33)	$(2,022)	$(87)	$3	$1,425

	Three Months Ended September 30, 2019
Balance at June 30, 2019	327	2,763	$5,434	(28)	$(1,790)	$(79)	$2	$6,330
Net loss			(4,922)				1	(4,921)
Other comprehensive loss, net of tax						(22)		(22)
Employee stock plans activity, net of shares withheld for employee taxes	—	(24)		—	31			7
Share repurchase program activity		(70)		(6)	(280)			(350)
Dividends declared			(141)					(141)
Balance at September 30, 2019	327	$2,669	$371	(34)	$(2,039)	$(101)	$3	$903
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	25

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net loss	$(253)	$(4,921)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	205	234
Impairments and (gain)/loss on disposal of assets, net	9	1
Share-based compensation	28	20
Provision for bad debts	16	29
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	(388)	229
(Increase)/decrease in inventories	(245)	356
Increase/(decrease) in accounts payable	313	(1,812)
Other accrued liabilities and operating items, net	585	5,211
Net cash provided by/(used in) operating activities	270	(653)

Cash flows from investing activities:
Additions to property and equipment	(78)	(72)
Purchase of investments	(17)	(3)
Proceeds from investments	1	2
Net cash used in investing activities	(94)	(73)

Cash flows from financing activities:
Net change in short-term borrowings	—	(2)
Reduction of long-term obligations	(40)	(74)
Net tax withholdings from share-based compensation	(12)	(13)
Dividends on common shares	(146)	(146)
Purchase of treasury shares	—	(350)
Net cash used in financing activities	(198)	(585)

Effect of exchange rate changes on cash and equivalents	(3)	(8)

Net decrease in cash and equivalents	(25)	(1,319)
Cash and equivalents at beginning of period	2,771	2,531
Cash and equivalents at end of period	$2,746	$1,212
See notes to condensed consolidated financial statements.

26	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Notes to Financial Statements
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated.
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2021 and 2020 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2021 and June 30, 2020, respectively.
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
The COVID-19 pandemic ("COVID-19") continues to affect the U.S. and global economies, and as previously disclosed in our Fiscal 2020 Form 10-K, the pandemic also affected our businesses in a variety of ways beginning in the third quarter of fiscal 2020 and continuing into fiscal 2021. We cannot estimate the length or severity of the COVID-19 pandemic or the related U.S. and global economic consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flow. Our estimates, judgments and assumptions related to COVID-19 could ultimately differ over time.
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2021 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2021. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual
Report on Form 10-K for the fiscal year ended June 30, 2020 (the "2020 Form 10-K").
Recently Adopted Financial Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued amended accounting guidance that will require entities to measure credit losses on trade and other receivables, held-to-maturity debt securities, loans and other instruments using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts. This guidance also requires that credit losses on available-for-sale debt securities with unrealized losses be recognized as allowances rather than as deductions in the amortized cost of the securities. We consider historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. This guidance was effective beginning the first quarter of fiscal 2021 and did not have a material impact on our condensed consolidated financial statements.
2. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30,
(in millions)	2020	2019
Employee-related costs	$24	$20
Facility exit and other costs	13	10
Total restructuring and employee severance	$37	$30

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of lease costs associated with vacant facilities, accelerated depreciation, vendor transition fees, equipment relocation costs, project consulting fees, costs associated with restructuring our delivery of information technology infrastructure services and certain other divestiture-related costs.
During the three months ended September 30, 2020 and 2019, restructuring costs were primarily related to implementation of certain enterprise-wide cost-savings initiatives.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	27

Notes to Financial Statements

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2020	$68	$28	$96
Additions	17	10	27
Payments and other adjustments	(13)	(11)	(24)
Balance at September 30, 2020	$72	$27	$99
3. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2020	$2,657	$5,700	$8,357
Goodwill acquired, net of purchase price adjustments	—	—	—
Foreign currency translation adjustments and other	—	18	18
Balance at September 30, 2020	$2,657	$5,718	$8,375
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2020
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$23	$—	$23	N/A
Total indefinite-life intangibles	23	—	23	N/A

Definite-life intangibles:
Customer relationships	3,565	1,907	1,658	13
Trademarks, trade names and patents	674	351	323	13
Developed technology and other	1,605	798	807	11
Total definite-life intangibles	5,844	3,056	2,788	12
Total other intangible assets	$5,867	$3,056	$2,811	N/A

	June 30, 2020
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$23	$—	$23
Total indefinite-life intangibles	23	—	23

Definite-life intangibles:
Customer relationships	3,554	1,828	1,726
Trademarks, trade names and patents	673	341	332
Developed technology and other	1,604	767	837
Total definite-life intangibles	5,831	2,936	2,895
Total other intangible assets	$5,854	$2,936	$2,918
Total amortization of intangible assets was $115 million and $129 million for the three months ended September 30, 2020 and 2019, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2021 through 2025 is as follows: $333 million, $398 million, $358 million, $329 million, and $278 million.
4. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $6.7 billion and $6.8 billion at September 30, 2020 and June 30, 2020, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $21.7 billion and $21.4 billion at September 30, 2020 and June 30, 2020, respectively.
During the three months ended September 30, 2020, we repurchased a total of $37 million of notes due in 2022 with available cash.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility.
In September 2019, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2022. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose-bankruptcy remote entity whose assets are available solely to satisfy the claims of its creditors.

28	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Notes to Financial Statements

Our revolving credit facility and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021 and as of the end of every fiscal quarter thereafter. At September 30, 2020, we were in compliance with our financial covenants.
5. Commitments, Contingent Liabilities and Litigation
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
In December 2018, the U.S. District Court for the Southern District of New York ruled that the OSA was unconstitutional and enjoined its enforcement (the "Ruling"). In April 2019, the State, among other things, amended the OSA so that the assessment would only cover opioid sales in 2017 and 2018, subject to the State's appeal of the Ruling. In September 2020, the U.S. Court of Appeals for the Second Circuit reversed the Ruling and, as a result, New York will likely seek to collect amounts due from distributors and manufacturers for 2017 and 2018.
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, at September 30, 2020, we recorded an aggregate accrual of $41 million for calendar year 2017 and 2018 based on the estimated payment amount. This is our best estimate of the OSA payments probable at September 30, 2020.
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
We have been named from time to time in qui tam actions initiated by private third parties. In such actions, the private parties purport to act on behalf of federal or state governments, allege that false claims have been submitted for payment by the government and may receive an award if their claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless continue to pursue the litigation on his or her own purporting to act on behalf of the government.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our condensed consolidated statements of loss.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	29

Notes to Financial Statements
Opioid Lawsuits and Investigations
Pharmaceutical wholesale distributors, including us, have been named as defendants in approximately 3,300 lawsuits relating to the distribution of prescription opioid pain medications. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as public nuisance, negligence and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
States & Political Subdivisions
Approximately 2,800 of these lawsuits have been filed by counties, municipalities, cities and political subdivisions in various federal, state, and other courts. The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio (the “MDL”). In addition, 25 state attorneys general have filed lawsuits against distributors, including us, in various state courts. We have also received requests, civil investigative demands, subpoenas or requests for information from additional state attorneys general offices and governmental authorities.
A trial in West Virginia in the Cabell County and City of Huntington cases is scheduled for January 2021, and a trial is scheduled to begin in Madison County, Ohio, in March 2021 in the case brought by the Ohio Attorney General.
In October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general; the framework is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). This Settlement Framework is the basis for the ongoing negotiation of definitive terms and documentation. Negotiations under the Settlement Framework continue and have centered on the amount and timing for payment of the cash component as well as standards for settling distributors’ controlled substance anti-diversion programs.
As a result of these discussions, we have recorded total pre-tax charges of $1.02 billion and $5.63 billion in litigation charges/(recoveries), net in the three months ended September 30, 2020 and 2019, respectively. In total, we have $6.59 billion accrued at September 30, 2020, included in deferred income taxes and other liabilities in the condensed consolidated balance sheets, which represents the cash component. We are unable to estimate the range of possible loss associated with these matters. Definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied.
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
Private Plaintiffs
The Settlement Framework does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals. Private parties had brought approximately 411 lawsuits as of November 2, 2020. Of these, 116 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in these matters.
Affirmative Insurance Litigation
In October 2020, we filed a complaint for declaratory judgment against National Union Fire Insurance Company of Pittsburgh, PA (“National Union Fire Insurance”), seeking a declaration that defense costs are recoverable under our insurance for certain of the lawsuits described above. We have not recorded a receivable for any recoveries related to the litigation against National Union Fire Insurance at September 30, 2020.
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
Cordis Product Liability Lawsuits
As of November 2, 2020, we are named as a defendant in 354 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 4,526 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. Another 31 lawsuits involving similar claims by approximately 36 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We continue to vigorously defend ourselves in these lawsuits and are engaged in resolution discussions with certain plaintiffs.
At September 30, 2020, we had a total of $494 million, net of estimated insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high

30	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Notes to Financial Statements
end of the range to be approximately $961 million, net of estimated insurance recoveries.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by making misrepresentations and omissions related to the acquisition integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleges that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. We believe that the claims asserted in this complaint are without merit and intend to vigorously defend against them.
Specialty Solutions DOJ Investigation
In November 2018, we received a civil subpoena from the United States Attorney’s Office for the District of Massachusetts seeking documents and information relating to discounts and rebates offered or provided to certain Specialty Solutions customers. We are cooperating with this request and are engaged in preliminary resolution discussions.
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers and improperly engaged in customer allocation. We have filed a motion to dismiss the complaints and we intend to vigorously defend ourselves.
Active Pharmaceutical Ingredient Impurity Litigation
Many participants in the pharmaceutical supply chain, including active pharmaceutical ingredient ("API") manufacturers, finished dose manufacturers, repackagers, distributors, and retailers have been named as defendants in lawsuits arising out of recalls of certain medications due to alleged impurities in the active pharmaceutical ingredients or finished product.
In February 2019, a Multidistrict Litigation was created in the U.S. District Court for the District of New Jersey (the “Sartan MDL”)
alleging API impurities in certain generic blood pressure medications. We have been named as a defendant in the Sartan MDL. We were also named as a defendant in a Multidistrict Litigation alleging API impurities in Zantac and its generic form, ranitidine. We intend to vigorously defend ourselves in these matters.
6. Income Taxes
Fluctuations in our provision for/(benefit from) income taxes as a percentage of pre-tax loss (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Opioid Settlement Framework
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation during the three months ended September 30, 2020 and 2019, respectively, the net tax benefits are $35 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million and $469 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our provision/(benefit) for income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
In conjunction with the initial opioid accrual during the three months ended September 30, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the three months ended September 30, 2020 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. Including the relatively lower tax benefit of the current quarter charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax benefit in the current quarter increased by approximately $450 million over the tax expense that would have been recognized without the impact of the opioid litigation charge and is expected to

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	31

Notes to Financial Statements
significantly increase our provision for income taxes during the remainder of fiscal 2021.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the U.S. Tax Cuts and Jobs Act ("Tax Act"); however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates.
Effective Tax Rate
During the three months ended September 30, 2020 and 2019, the effective tax rate was 61.8 percent and 7.9 percent, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the prior year period was primarily due to the treatment of the tax impacts of the opioid litigation accrual, partially offset by the prior-year benefit of discrete tax items.
Unrecognized Tax Benefits
We had $994 million and $998 million of unrecognized tax benefits at September 30, 2020 and June 30, 2020, respectively. The September 30, 2020 and June 30, 2020 balances include $750 million and $753 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
At September 30, 2020 and June 30, 2020, we had $147 million and $146 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of loss. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $370 million, exclusive of penalties and interest.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $179 million and $176 million at September 30, 2020 and June 30, 2020, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition. The indemnification receivable was $19 million at both September 30, 2020 and June 30, 2020, and is included in other assets in the condensed consolidated balance sheets.
Future adjustments to the financial statements may be necessary as final tax regulations related to U.S. Tax Reform are issued. We will assess any impact as additional guidance is issued.
7. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,070	$—	$—	$1,070
Other investments (1)	111	—	—	111
Forward contracts (2)	—	24	—	24

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$721	$—	$—	$721
Other investments (1)	114	—	—	114
Forward contracts (2)	—	53	—	53
(1)The other investments balance includes investments in mutual funds, which offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
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

32	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Notes to Financial Statements
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of loss. For the three months ended September 30, 2020 and 2019, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
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
Pre-tax gains and losses recognized in other comprehensive loss were immaterial during the three months ended September 30, 2020 and 2019. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three months ended September 30, 2020 and 2019. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
During three months ended September 30, 2019, we entered into a ¥64.0 billion ($600 million) cross-currency swap maturing in 2022.
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $25 million loss and a $16 million gain

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	33

Notes to Financial Statements
during the three months ended September 30, 2020 and 2019, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of loss for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were immaterial during the three months ended September 30, 2020 and 2019.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The gain and losses recognized in the three months ended September 30, 2020 and 2019 were immaterial. The principal currencies managed through foreign currency contracts are Chinese renminbi, Canadian dollar, Brazilian real and Japanese yen.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2020 and June 30, 2020 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2020	June 30, 2020
Estimated fair value	$7,245	$7,273
Carrying amount	6,740	6,775
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
9. Shareholders' Equity
During the three months ended September 30, 2019, we entered in an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $350 million and received an initial delivery of 6.4 million common shares having an aggregate cost of $280 million. The average price paid per common share was $43.76. The ASR program began on August 20, 2019 and was completed on December 4, 2019 when we received the final 0.9 million common shares. We funded the repurchases with available cash and short-term borrowings.
The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2020	$(92)	$(12)	$(104)
Other comprehensive income, before reclassifications	12	3	15
Amounts reclassified to earnings	—	2	2
Total other comprehensive income attributable to Cardinal Health, Inc., net of tax	12	5	17
Balance at September 30, 2020	$(80)	$(7)	$(87)
10. Loss Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted loss per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30,
(in millions)	2020	2019
Weighted-average common shares–basic	293	296
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	—	—
Weighted-average common shares–diluted	293	296
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for September 30, 2020 and 2019 were 7 million and 6 million, respectively. For the three months ended September 30, 2020, and 2019, there were 2 million and 1 million potentially dilutive employee stock options, restricted share units and performance share units, respectively, not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would have been anti-dilutive as a result of the net loss during that period.

34	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Notes to Financial Statements

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
Revenue
The following table presents revenue for each reportable segment, disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended September 30,
(in millions)	2020	2019
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$34,916	$33,212
Nuclear and Precision Health Solutions	196	216
Pharmaceutical segment revenue	35,112	33,428
Medical distribution and products (3)	3,438	3,446
Cardinal Health at-Home Solutions	519	471
Medical segment revenue	3,957	3,917
Total segment revenue	39,069	37,345
Corporate (4)	(4)	(4)
Total revenue	$39,065	$37,341
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services".
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

	Three Months Ended September 30,
(in millions)	2020	2019
United States	$37,976	$36,310
International	1,093	1,035
Total segment revenue	39,069	37,345
Corporate (1)	(4)	(4)
Total revenue	$39,065	$37,341
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
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
We do not allocate the following items to our segments: last-in

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	35

Notes to Financial Statements

first-out, or ("LIFO"), inventory charges/(credits); surgical gown recall costs; restructuring and employee severance; amortization and other acquisition-related costs; impairments and (gain)/loss on disposal of assets; litigation (recoveries)/charges, net; state opioid assessment related to prior fiscal years; other (income)/expense, net; interest expense, net; loss on early extinguishment of debt; and provision for income taxes.
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $5 million and $3 million for the three months ended September 30, 2020 and 2019, respectively.
In connection with the opioid litigation as discussed further in Note 5, we recognized pre-tax charges of $1.02 billion and $5.63 billion during the three months ended September 30, 2020 and 2019, respectively, which was retained at Corporate.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2020	2019
Pharmaceutical	$402	$398
Medical	230	170
Total segment profit	632	568
Corporate	(1,256)	(5,832)
Total operating loss	$(624)	$(5,264)
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2020	June 30, 2020
Pharmaceutical	$22,809	$22,398
Medical	14,985	14,691
Corporate	3,933	3,677
Total assets	$41,727	$40,766
12. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2020	2019
Restricted share unit expense	$19	$17
Employee stock option expense	—	1
Performance share unit expense	9	2
Total share-based compensation	$28	$20
The total tax benefit related to share-based compensation was $4 million for both the three months ended September 30, 2020 and 2019.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2020	3	$45.92
Granted	2	53.63
Vested	(1)	48.94
Canceled and forfeited	—	—
Nonvested at September 30, 2020	4	$48.34
At September 30, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $124 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2020	5	$65.15
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at September 30, 2020	5	$66.19
Exercisable at September 30, 2020	5	$66.36
At September 30, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet

36	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Notes to Financial Statements

recognized was $0.3 million, which is expected to be recognized over a weighted-average period of two years.
The following tables provide additional detail related to stock options:

(in millions)	September 30, 2020	June 30, 2020
Aggregate intrinsic value of outstanding options at period end	$5	$12
Aggregate intrinsic value of exercisable options at period end	5	12

(in years)	September 30, 2020	June 30, 2020
Weighted-average remaining contractual life of outstanding options	4	5
Weighted-average remaining contractual life of exercisable options	4	5
Performance Share Units
Performance share units vest over a 3-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2020	1.3	$54.24
Granted	0.4	55.45
Vested	—	—
Canceled and forfeited	—	—
Nonvested at September 30, 2020	1.7	$49.07
At September 30, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $39 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	37

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health's Current Report on Form 8-K filed on November 12, 2019, File No. 1-11373)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
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

38	Cardinal Health | Q1 Fiscal 2021 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	22
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4	Controls and Procedures	19

	Part II. Other Information
Item 1	Legal Proceedings	20
Item 1A	Risk Factors	21
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	38
	Signatures	40

N/A	Not applicable

Cardinal Health | Q1 Fiscal 2021 Form 10-Q	39

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 5, 2020	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Financial Officer

40	Cardinal Health | Q1 Fiscal 2021 Form 10-Q