Form 10-Q
period 2020-12-31
CARDINAL HEALTH INC
filed 2021-02-05
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2021, was the following: 293,667,560.

Cardinal Health Q2 Fiscal 2021 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (our “2020 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
Non-GAAP Financial Measures

In the "Overview of Consolidated Results" section of MD&A, we use financial measures that are derived from our consolidated financial data but are not presented in our condensed consolidated financial statements prepared in accordance with U.S generally accepted accounting principles ("GAAP"). These measures are considered "non-GAAP financial measures" under the United States Securities and Exchange Commission ("SEC") rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this Form 10-Q.

1	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at December 31, 2020 and June 30, 2020, and in our condensed consolidated statements of earnings/(loss) for the three and six months ended December 31, 2020 and 2019. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2020 Form 10-K.

2	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

During the three and six months ended December 31, 2020, revenue increased 5 percent to $41.5 billion and $80.6 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty solutions customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2020	2019	Change	2020	2019	Change
GAAP operating earnings/(loss)	$461	$334	38%	$(163)	$(4,930)	N.M
Surgical gown recall costs	(1)	96		(2)	96
State opioid assessment related to prior fiscal years	—	(1)		41	4
Restructuring and employee severance	20	56		57	86
Amortization and other acquisition-related costs	116	133		234	265
Impairments and (gain)/loss on disposal of assets	—	7		9	8
Litigation (recoveries)/charges, net	32	21		1,070	5,694
Non-GAAP operating earnings	$628	$646	(3)%	$1,246	$1,223	2%
The sum of the components and certain computations may reflect rounding adjustments.
The increase in GAAP operating earnings during the three months ended December 31, 2020 was primarily due to the beneficial comparison to the prior-year charge in connection with a voluntary recall for certain surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns (together, the "Recalls").
We had a GAAP operating loss of $163 million and $4.9 billion during the six months ended December 31, 2020 and 2019, respectively, due to $1.02 billion and $5.63 billion of pre-tax charges, respectively, recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See further description of opioid lawsuits in the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements."
Non-GAAP operating earnings were negatively impacted by the pandemic associated with the novel strain of coronavirus ("COVID-19") during the three and six months ended December 31, 2020 primarily due to the negative impact from volume declines in our generics program and Nuclear and Precision Health Solutions within the Pharmaceutical segment. Within the Medical segment, higher volumes in our laboratory business, cost savings and a net positive contribution from personal protective equipment ("PPE") partially offset by the adverse impact of reduced surgical products demand resulting from cancelled or deferred elective procedures provided a benefit during the three and six months ended December 31, 2020. The net positive impact of PPE included timing favorability related to our cost mitigation efforts.
Non-GAAP operating earnings were positively impacted during the six months ended December 31, 2020 by higher contribution from branded pharmaceutical sales mix in our Pharmaceutical segment and Medical segment cost-savings measures, including global manufacturing efficiencies.

3	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2020 (2)	2019 (2)	Change	2020 (2)	2019 (2) (3)	Change
GAAP diluted EPS (1)	$2.13	$0.75	N.M	$1.27	$(15.99)	N.M
Surgical gown recall costs	—	0.24		—	0.24
State opioid assessment related to prior fiscal years	—	—		0.10	0.01
Restructuring and employee severance	0.05	0.14		0.15	0.22
Amortization and other acquisition-related costs	0.29	0.34		0.60	0.67
Impairments and (gain)/loss on disposal of assets	—	0.02		(0.02)	0.02
Litigation (recoveries)/charges, net (4)	(0.73)	0.06		1.16	17.66
Loss on early extinguishment of debt	—	0.01		—	0.01
Transitional tax benefit, net	—	(0.04)		—	(0.04)
Non-GAAP diluted EPS (1)	$1.74	$1.52	14%	$3.26	$2.80	16%
The sum of the components and certain computations may reflect rounding adjustments.
(1)Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS" or "diluted loss per share")
(2)The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."
(3)For the six months ended December 31, 2019, GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 294 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the quarter. Year-to-date fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares which includes potentially dilutive shares.
(4)Litigation (recoveries)/charges, net, includes a tax benefit recorded during the three months ended December 31, 2020 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, is currently deductible on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss is being carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The total benefit from the net operating loss carryback was $420 million; however, for purposes of Non-GAAP financial measures, we allocated $394 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $26 million is included in non-GAAP measures. As the fiscal year 2020 federal return is finalized, both the tax benefit and the relative allocation may be adjusted.
GAAP and non-GAAP diluted EPS during the three and six months ended December 31, 2020 were positively impacted due to a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss, as further described in Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements."
During the three months ended December 31, 2020, GAAP diluted EPS also increased due to the factors impacting GAAP operating earnings, partially offset by the tax effect of the charges we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the six months ended December 31, 2020 and 2019, the charges we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications had a $(2.38) and $(17.49) per share after tax impact on GAAP diluted EPS, respectively.
During the three months ended December 31, 2020, non-GAAP diluted EPS increased 14 percent to $1.74 per share. This increase was primarily due to changes in discrete tax items, including a tax benefit from a net operating loss carryback described above.
During the six months ended December 31, 2020, non-GAAP diluted EPS increased 16 percent to $3.26 per share. This increase was primarily due to changes in discrete tax items, including a tax benefit from a net operating loss carryback described above, factors impacting non-GAAP operating earnings and lower interest expense primarily due to less debt outstanding.

4	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Overview
Cash and Equivalents

Our cash and equivalents balance was $3.7 billion at December 31, 2020 compared to $2.8 billion at June 30, 2020. During the six months ended December 31, 2020, net cash provided by operating activities was $1.5 billion and we deployed $289 million for cash dividends and $174 million for capital expenditures.

5	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2021 and Trends
Tax Effects of Self-Insurance Pre-Tax Loss

During the three months ended December 31, 2020, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, is currently deductible on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss is being carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security ("CARES") Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during the three months ended December 31, 2020 included a $420 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We intend to file for a federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our condensed consolidated balance sheet at December 31, 2020. We also increased our non-current deferred tax liability by approximately $700 million during the six months ended December 31, 2020 related to this matter.

Opioid Lawsuits Development

As previously disclosed, in October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general that is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). Negotiations under the Settlement Framework continue. Definitive terms for a settlement continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied.
In connection with the opioid lawsuits and settlement negotiations, we recorded pre-tax charges of $1.02 billion and $5.63 billion during the six months ended December 31, 2020 and 2019, respectively, in litigation (recoveries)/charges, net, in the condensed consolidated statements of earnings/(loss). We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
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
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our provision for/(benefit from) income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
In conjunction with the initial opioid accrual during the three months ended September 30, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the six months ended December 31, 2020 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. The inclusion of the relatively lower tax benefit of the current fiscal year charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax expense increased by approximately $150 million during the three months ended December 31, 2020 while the amount of tax benefit increased by approximately $300 million during

6	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Overview
the six months ended December 31, 2020 compared to the tax impacts that would have been recognized without the opioid litigation charge and is expected to significantly increase our provision for income taxes during the remainder of fiscal 2021. See Note 6 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.

COVID-19

The pandemic associated with the novel strain of coronavirus ("COVID-19") continues to affect the U.S. and global economies, and as previously disclosed in our Fiscal 2020 Form 10-K, the pandemic also affected our businesses in a variety of ways beginning in the third quarter of fiscal 2020 and continuing into fiscal 2021.
COVID-19 had a negative impact on our consolidated operating earnings in the three and six months ended December 31, 2020. As anticipated, Pharmaceutical segment profit was negatively impacted by COVID-19 largely due to volume declines in our generics program and Nuclear and Precision Health Solutions. COVID-19 had a benefit on Medical segment profit with higher volumes in our laboratory business, cost savings and a net positive contribution from personal protective equipment ("PPE") partially offset by the adverse effects of reduced surgical products demand resulting from cancelled or deferred elective medical procedures. The net positive impact of PPE included timing favorability related to our cost mitigation efforts.
We currently anticipate that the COVID-19 pandemic will have a further negative impact on fiscal 2021 consolidated operating earnings and Pharmaceutical segment profit. It is possible that political, administrative, legislative, legal or regulatory actions in response to COVID-19, including the possible use of the Defense Production Act in the United States, could create additional supply shortages, disruptions or other uncertainties affecting our Pharmaceutical and Medical segments. We cannot estimate the length or severity of the COVID-19 pandemic or of the related U.S. or global economic consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flow, and its impact may be greater or less than we anticipate.

7	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2020	2019	Change	2020	2019	Change
Pharmaceutical	$37,236	$35,714	4%	$72,348	$69,142	5%
Medical	4,310	4,023	7%	8,267	7,940	4%
Total segment revenue	41,546	39,737	5%	80,615	77,082	5%
Corporate	(5)	(2)	N.M	(9)	(6)	N.M
Total revenue	$41,541	$39,735	5%	$80,606	$77,076	5%
Pharmaceutical Segment
Pharmaceutical segment revenue growth was primarily due to sales growth from pharmaceutical distribution and specialty solutions customers, which together increased revenue by $1.5 billion and $3.2 billion during the three and six months ended December 31, 2020, respectively.
Medical Segment
Medical segment revenue increased during the three and six months ended December 31, 2020 primarily within products and distribution, which increased revenue by $231 million and $223 million, respectively, due to a net benefit from COVID-19. The benefit is due to higher volumes in our laboratory business and the positive impact of PPE, partially offset by the adverse impact of reduced surgical products demand resulting from cancelled or deferred elective procedures.

Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2020 increased 5 percent to $39.8 billion and $77.1 billion, respectively, compared to the respective prior-year periods as a result of the factors affecting the changes in revenue and gross margin.

8	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2020	2019	Change	2020	2019	Change
Gross margin	$1,776	$1,714	4%	$3,491	$3,393	3%
Gross margin during the three and six months ended December 31, 2020 increased $62 million and $98 million, respectively, compared to the prior-year period, primarily due to the beneficial comparison to the prior-year charge in connection with the Recalls, higher contribution from branded pharmaceutical sales mix and Medical segment cost-savings measures, including global manufacturing efficiencies. COVID-19 negatively impacted gross margin due to volume declines in our generics program and Nuclear and Precision Health Solutions within our Pharmaceutical segment.
Gross margin rate declined 3 basis points and 7 basis points during the three and six months ended December 31, 2020, respectively, mainly due to changes in pharmaceutical distribution product and sales mix. While branded pharmaceutical sales contributed positively to gross margin dollars during the three and six months ended December 31, 2020, they had a dilutive impact on our overall gross margin rate. Gross margin rate year-over-year comparison also benefited from the $56 million charge recognized during the three and six months ended December 31, 2019 in connection with the Recalls.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2020	2019	Change	2020	2019	Change
SG&A expenses	$1,147	$1,163	(1)%	$2,284	$2,270	1%
During the three months ended December 31, 2020, SG&A expenses benefited from the year-over-year comparison of a $40 million charge in connection with the Recalls recognized during the three months ended December 31, 2019, partially offset by expenses related to investments in information technology infrastructure.
During the six months ended December 31, 2020, SG&A expenses increased primarily due to a judicial decision relating to a $41 million assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018 and expenses related to investments in information technology infrastructure. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act. The year-over-year comparison was favorably impacted by the $40 million charge in connection with the Recalls recognized during the six months ended December 31, 2019.

9	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2020	2019	Change	2020	2019	Change
Pharmaceutical	$413	$462	(11)%	$815	$860	(5)%
Medical	236	195	21%	466	365	28%
Total segment profit	649	657	(1)%	1,281	1,225	5%
Corporate	(188)	(323)	N.M.	(1,444)	(6,155)	N.M
Total consolidated operating earnings/(loss)	$461	$334	38%	$(163)	$(4,930)	N.M
Pharmaceutical Segment Profit
During the three and six months ended December 31, 2020, Pharmaceutical segment profit decreased compared to the prior year periods due to the adverse impact of COVID-19, primarily as a result of volume declines in our generics program and Nuclear and Precision Health Solutions, offset by the impact of higher contribution from branded pharmaceutical sales mix.
Pharmaceutical segment financial results do not include the $1.02 billion and $5.63 billion charges associated with the opioid litigation during the six months ended December 31, 2020 and 2019, respectively. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information. In addition, Pharmaceutical segment financial results do not include the $41 million assessment during the six months ended December 31, 2020 on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.
Medical Segment Profit
Medical segment profit increased during the three and six months ended December 31, 2020 due to cost-savings measures, including global manufacturing efficiencies, and COVID-19. The benefit from COVID-19 was a result of higher volumes in our laboratory business, cost savings, and a net positive contribution from PPE, partially offset by the adverse effects of reduced surgical products demand resulting from cancelled or deferred elective procedures. The net positive impact of PPE included timing favorability related to our cost mitigation efforts.
Corporate
The changes in Corporate during the three and six months ended December 31, 2020 were due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

10	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2020	2019	2020	2019
Restructuring and employee severance	$20	$56	$57	$86
Amortization and other acquisition-related costs	116	133	234	265
Impairments and (gain)/loss on disposal of assets, net	—	7	9	8
Litigation (recoveries)/charges, net	32	21	1,070	5,694
Restructuring and Employee Severance
Restructuring and employee severance during both the three and six months ended December 31, 2020 and 2019 was primarily related to implementation of certain enterprise-wide cost-saving measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $113 million and $127 million for the three months ended December 31, 2020 and 2019, respectively, and $228 million and $256 million for the six months ended December 31, 2020 and 2019, respectively.
Litigation (Recoveries)/Charges, Net
During the six months ended December 31, 2020 and 2019, we recognized pre-tax charges of $1.02 billion and $5.63 billion, respectively, associated with certain opioid matters. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
The costs we recognized in connection with the Cordis OptEase and TrapEase inferior vena cava ("IVC") filter product liability claims during the three months ended December 31, 2020 and 2019 were $18 million and $17 million, respectively, and $28 million and $62 million during the six months ended December 31, 2020 and 2019, respectively. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the three and six months ended December 31, 2020, we recognized a $13 million charge in connection with a civil investigation by the United States Attorney’s Office for the District of Massachusetts related to discounts and rebates offered or provided to certain Specialty Solutions customers, as described further in Note 5 of the "Notes to Condensed Consolidated Financial Statements."
Recoveries in class action antitrust lawsuits recognized were $14 million and $16 million during the three and six months ended December 31, 2019, respectively.
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2020	2019	Change	2020	2019	Change
Other (income)/expense, net	$(12)	$(12)	N.M	$(19)	$2	N.M
Interest expense, net	46	63	(27)%	91	129	(29)%
Loss on early extinguishment of debt	—	4	N.M	1	4	N.M
Other (Income)/Expense, Net
During the six months ended December 31, 2020, other (income)/expense, net was favorable compared to the prior-year period primarily due to increased returns from investments, which offset fluctuations in deferred compensation liabilities that are included within SG&A and discussed further in Note 7 of the "Notes to Condensed Consolidated Financial Statements" and fluctuations in foreign exchange rates.
Interest Expense, Net
The decrease in interest expense during the three and six months ended December 31, 2020 was primarily due to less debt outstanding.

11	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Provision for/(Benefit from) Income Taxes

During the three months ended December 31, 2020 and 2019, the effective tax rate was (47.6) percent and 21.0 percent, respectively. The change in the effective tax rate for the three months ended December 31, 2020 compared to the prior period was primarily due to the $420 million benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss, partially offset by the adverse tax impacts from the opioid litigation charge during the six months ended December 31, 2020, both described below.
During the six months ended December 31, 2020 and 2019, the effective tax rate was 259.7 percent and 7.2 percent, respectively. Included in the effective tax rate for the six months ended December 31, 2020 was the $420 million benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss. Included in both the six months ended December 31, 2020 and 2019 were net tax benefits related to the treatment of the tax impacts of opioid litigation charges.
Tax Effects of Self-Insurance Pre-tax Loss
During the three months ended December 31, 2020, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, is currently deductible on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss is being carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the CARES Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during the three months ended December 31, 2020 included a $420 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We intend to file for a federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our condensed consolidated balance sheet at December 31, 2020. We also increased our non-current deferred tax liability by approximately $700 million during the six months ended December 31, 2020 related to this matter.
Tax Effect of Opioid Litigation Charges
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation during the six months ended December 31, 2020 and 2019, respectively, the net tax benefits are $35 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million and $469 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our provision for/(benefit from) income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
In conjunction with the initial opioid accrual during the three months ended September 30, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the six months ended December 31, 2020 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. The inclusion of the relatively lower tax benefit of the current fiscal year charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax expense increased by approximately $150 million during the three months ended December 31, 2020 while the amount of tax benefit increased by approximately $300 million during the six months ended December 31, 2020 compared to the tax impacts that would have been recognized without the opioid litigation charge and is expected to significantly increase our provision for income taxes during the remainder of fiscal 2021. See Note 6 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.

12	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $3.7 billion at December 31, 2020 compared to $2.8 billion at June 30, 2020. At December 31, 2020, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the six months ended December 31, 2020 cash from operating cash flow was $1.5 billion, which was driven by timing of payments to vendors, and is partially offset by $289 million paid in dividends and $174 million of capital expenditures.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at December 31, 2020 includes $630 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2020 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2020, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021. As of December 31, 2020, we were in compliance with this financial covenant.
Long-Term Debt and Other Short-Term Borrowings
At December 31, 2020, we had total long-term obligations, including the current portion and other short-term borrowings, of $6.7 billion. During the six months ended December 31, 2020, we early repurchased $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022 with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt.

13	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Tax Effects of Self-Insurance Pre-tax Loss
In connection with a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss as described further in Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements," we intend to file for a refund of $974 million, which we expect to receive within 12 months. Accordingly, we have recorded a current asset for this amount on our condensed consolidated balance sheet at December 31, 2020. We also increased our non-current deferred tax liability by approximately $700 million during the six months ended December 31, 2020 related to this matter.
Opioid Settlement Framework
We had $6.59 billion accrued at December 31, 2020 related to certain opioid litigation, as further described within the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements." Negotiations under the Settlement Framework continue regarding, among other things, the amount and timing for payment of the cash component. If a definitive agreement is reached, and subject to participation by states and political subdivisions, we expect the majority of payment amounts to be spread over 18 years. We cannot currently predict when those payments might begin, and it is possible that all or part may ultimately be made over a different time period, or not at all.
Capital Expenditures
Capital expenditures during the six months ended December 31, 2020 and 2019 were $174 million and $149 million, respectively.
Dividends
On each of May 11, 2020, August 6, 2020 and November 5, 2020 our Board of Directors approved a quarterly dividend of $0.4859 per share, or $1.94 per share on an annualized basis, which were paid on July 15, 2020, October 15, 2020 and January 15, 2021 to shareholders of record on July 1, 2020, October 1, 2020 and January 4, 2021, respectively.
On February 4, 2021, our Board of Directors approved a quarterly dividend of $0.4859 per share, or $1.94 per share on an annualized basis, payable on April 15, 2021 to shareholders of record on April 1, 2021.

14	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2020 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2020. There have been no subsequent material changes outside the ordinary course of business to those items.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2020. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2020 Form 10-K and our Form 10-Q for the quarter ended September 30, 2020.
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
Loss Contingencies and Self-Insurance

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
In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2021 and Trends section in this MD&A, we recorded pre-tax charges of $1.02 billion and $5.63 billion during the six months ended December 31, 2020 and 2019, respectively. Definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Self-Insurance
We also self-insure through a wholly-owned insurance subsidiary for employee healthcare, certain product liability matters, auto liability, property and workers' compensation and maintain insurance for losses exceeding certain limits.
Self-insurance accruals include an estimate for expected resolution of pending claims, defense costs, administrative fees, claims adjustment costs and an estimate for claims incurred but not reported. For certain types of exposures, we develop the estimate of expected costs to resolve each claim based on specific information related to each claim, if available. Other exposure estimates are based on an assessment of outstanding claims, historical analysis and current payment trends. For claims incurred but not reported, the liabilities are calculated and derived in accordance with generally accepted actuarial practices or using an estimated lag period.

15	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
Tax Effects of Self-Insurance Pre-tax Loss
During the three months ended December 31, 2020, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, is currently deductible on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss is being carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the CARES Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during the three months ended December 31, 2020 included a $420 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We intend to file for a federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our condensed consolidated balance sheet at December 31, 2020. We also increased our non-current deferred tax liability by approximately $700 million during the six months ended December 31, 2020 related to this matter.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the tax law; however, it is possible that the tax authorities could challenge these tax benefits. The actual tax benefit may differ materially from these amounts.
Tax Effects of Opioid Litigation Charges
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation during the six months ended December 31, 2020 and 2019, respectively, the net tax benefits are $35 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million and $469 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our provision for/(benefit from) income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
In conjunction with the initial opioid accrual during the six months ended December 31, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charges during the three and six months ended December 31, 2020 were included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. The inclusion of the relatively lower tax benefit of the current fiscal year charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax expense increased by approximately $150 million during the three months ended December 31, 2020 while the amount of tax benefit increased by approximately $300 million during the six months ended December 31, 2020 compared to the tax impacts that would have been recognized without the opioid litigation charge and is expected to significantly increase our provision for income taxes during the remainder of fiscal 2021.
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

16	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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

17	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

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

18	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
•Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount. During fiscal 2021, we incurred a tax benefit related to a carryback of a net operating loss. Some pre-tax amounts, which contributed to this loss, relate to litigation charges. As a result, we allocated a portion of the tax benefit to litigation charges.
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
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for (1) LIFO charges/(credits), (2) surgical gown recall costs, (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt, and (9) transitional tax benefit, (net) divided by (earnings/(loss) before income taxes adjusted for the first eight items)
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

19	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2020
GAAP	$461	38%	$427	$(203)	$629	N.M.	$2.13	N.M.
Surgical gown recall costs	(1)		(1)	—	(1)		—
Restructuring and employee severance	20		20	5	15		0.05
Amortization and other acquisition-related costs	116		116	29	87		0.29
Litigation (recoveries)/charges, net[3]	32		32	248	(216)		(0.73)
Non-GAAP	$628	(3)%	$594	$79	$514	15%	$1.74	14%
	Three Months Ended December 31, 2019
GAAP	$334	(34)%	$279	$59	$220	(21)%	$0.75	(19)%
Surgical gown recall costs	96		96	25	71		0.24
State opioid assessment related to prior fiscal years	(1)		(1)	—	(1)		—
Restructuring and employee severance	56		56	14	42		0.14
Amortization and other acquisition-related costs	133		133	33	100		0.34
Impairments and (gain)/loss on disposal of assets, net	7		7	2	5		0.02
Litigation (recoveries)/charges, net	21		21	3	18		0.06
Loss on early extinguishment of debt	—		4	1	3		0.01
Transitional tax benefit, net	—		—	11	(11)		(0.04)
Non-GAAP	$646	1%	$596	$148	$448	16%	$1.52	18%
	Six Months Ended December 31, 2020
GAAP	$(163)	N.M.	$(236)	$(613)	$376	N.M.	$1.27	N.M.
Surgical gown recall costs	(2)		(2)	(1)	(1)		—
State opioid assessment related to prior fiscal years	41		41	10	31		0.10
Restructuring and employee severance	57		57	14	43		0.15
Amortization and other acquisition-related costs	234		234	58	176		0.60
Impairments and (gain)/loss on disposal of assets, net	9		9	16	(7)		(0.02)
Litigation (recoveries)/charges, net[3]	1,070		1,070	728	342		1.16
Loss on early extinguishment of debt	—		1	—	1		—
Non-GAAP	$1,246	2%	$1,174	$212	$960	16%	$3.26	16%
	Six Months Ended December 31, 2019
GAAP	$(4,930)	N.M.	$(5,065)	$(364)	$(4,702)	N.M.	$(15.99)	N.M.
Surgical gown recall costs	96		96	25	71		0.24
State opioid assessment related to prior fiscal years	4		4	1	3		0.01
Restructuring and employee severance	86		86	21	65		0.22
Amortization and other acquisition-related costs	265		265	67	198		0.67
Impairments and (gain)/loss on disposal of assets, net	8		8	2	6		0.02
Litigation (recoveries)/charges, net[3]	5,694		5,694	501	5,193		17.66
Loss on early extinguishment of debt	—		4	1	3		0.01
Transitional tax benefit, net	—		—	11	(11)		(0.04)
Non-GAAP	$1,223	4%	$1,092	$265	$826	6%	$2.80	9%

1    Attributable to Cardinal Health, Inc.
2    For the six months ended December 31, 2019, GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 294 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. For the six months ended December 31, 2019, non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares

20	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
3    Litigation (recoveries)/charges, net includes pre-tax charges of $1.02 billion and $5.63 billion recorded in the first quarter of fiscal 2021 and 2020, respectively, related to the opioid litigation. For fiscal 2021, the amount of tax expense increased by approximately $150 million during the three months ended December 31, 2020 while the amount of tax benefit increased by approximately $300 million during the six months ended December 31, 2020 compared to the tax impacts that would have been recognized without the opioid litigation charge and is expected to significantly increase the provision for income taxes during the remainder of the fiscal year. The net tax benefits associated with the opioid litigation charges are $35 million and $488 million for fiscal 2021 and 2020, respectively.
    Litigation(recoveries)/charges, net also includes a tax benefit recorded during the three months ended December 31, 2020 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, is currently deductible on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss is being carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The total net benefit was $420 million; however, for purposes of reconciling Non-GAAP financial measures, we allocated $394 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $26 million is included in non-GAAP measures. As the fiscal year 2020 federal return is finalized, both the tax benefit and the relative allocation may be adjusted.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

21	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2020 Form 10-K since the end of fiscal 2020 through December 31, 2020.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Implementation of Business Improvement Initiatives
We have certain business improvement initiatives underway that we expect to affect internal control over financial reporting. As a part of an ongoing effort to optimize and simplify our operating model, we are in the process of transitioning portions of our finance operations to a global professional services firm. Additionally, the Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating information systems. If either of these initiatives are not effectively implemented, or fail to operate as intended, it could adversely affect our internal control over financial reporting.

22	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

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

23	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

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
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
October 2020	1,538	$48.46	—	$943
November 2020	222	55.60	—	943
December 2020	222	54.04	—	943
Total	1,982	$49.88	—	$943
(1)Reflects common shares purchased through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2021 and as of December 31, 2020, we have $943 million authorized for share repurchases remaining under this program.

24	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2020	2019	2020	2019
Revenue	$41,541	$39,735	$80,606	$77,076
Cost of products sold	39,765	38,021	77,115	73,683
Gross margin	1,776	1,714	3,491	3,393

Operating expenses:
Distribution, selling, general and administrative expenses	1,147	1,163	2,284	2,270
Restructuring and employee severance	20	56	57	86
Amortization and other acquisition-related costs	116	133	234	265
Impairments and (gain)/loss on disposal of assets, net	—	7	9	8
Litigation (recoveries)/charges, net	32	21	1,070	5,694
Operating earnings/(loss)	461	334	(163)	(4,930)

Other (income)/expense, net	(12)	(12)	(19)	2
Interest expense, net	46	63	91	129
Loss on early extinguishment of debt	—	4	1	4
Earnings/(loss) before income taxes	427	279	(236)	(5,065)

Provision for/(benefit from) income taxes	(203)	59	(613)	(364)
Net earnings/(loss)	630	220	377	(4,701)

Less: Net earnings attributable to noncontrolling interests	(1)	—	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$629	$220	$376	$(4,702)

Earnings/(loss) per common share attributable to Cardinal Health, Inc.:
Basic	$2.14	$0.75	$1.28	$(15.99)
Diluted	2.13	0.75	1.27	(15.99)

Weighted-average number of common shares outstanding:
Basic	294	292	293	294
Diluted	295	294	295	294

Cash dividends declared per common share	$0.4859	$0.4811	$0.9718	$0.9622
See notes to condensed consolidated financial statements.

25	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2020	2019	2020	2019
Net earnings/(loss)	$630	$220	$377	$(4,701)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	21	(1)	33	(18)
Net unrealized gain/(loss) on derivative instruments, net of tax	13	(1)	18	(6)
Total other comprehensive income/(loss), net of tax	34	(2)	51	(24)

Total comprehensive income/(loss)	664	218	428	(4,725)

Less: comprehensive income attributable to noncontrolling interests	(1)	—	(1)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$663	$218	$427	$(4,726)
See notes to condensed consolidated financial statements.

26	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	December 31, 2020	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,737	$2,771
Trade receivables, net	8,728	8,264
Inventories, net	14,443	13,198
Prepaid expenses and other	3,205	1,707
Total current assets	30,113	25,940

Property and equipment, net	2,386	2,366
Goodwill and other intangibles, net	11,102	11,275
Other assets	1,118	1,185
Total assets	$44,719	$40,766

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,235	$21,374
Current portion of long-term obligations and other short-term borrowings	13	10
Other accrued liabilities	2,502	2,231
Total current liabilities	25,750	23,615

Long-term obligations, less current portion	6,720	6,765
Deferred income taxes and other liabilities	10,274	8,594

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at December 31, 2020 and June 30, 2020, respectively	2,778	2,789
Retained earnings	1,255	1,170
Common shares in treasury, at cost: 33 million shares and 34 million shares at December 31, 2020 and June 30, 2020, respectively	(2,009)	(2,066)
Accumulated other comprehensive loss	(53)	(104)
Total Cardinal Health, Inc. shareholders' equity	1,971	1,789
Noncontrolling interests	4	3
Total shareholders’ equity	1,975	1,792
Total liabilities and shareholders’ equity	$44,719	$40,766
See notes to condensed consolidated financial statements.

27	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended December 31, 2020
Balance at September 30, 2020	327	$2,760	$771	(33)	$(2,022)	$(87)	$3	$1,425
Net earnings			629				1	630
Other comprehensive income, net of tax						34		34
Employee stock plans activity, net of shares withheld for employee taxes	—	17		—	13			30
Dividends declared			(144)					(144)
Other		1	(1)				—	—
Balance at December 31, 2020	327	$2,778	$1,255	(33)	$(2,009)	$(53)	$4	$1,975

	Three Months Ended December 31, 2019
Balance at September 30, 2019	327	$2,669	$371	(34)	$(2,039)	$(101)	$3	$903
Net earnings			220				—	220
Other comprehensive loss, net of tax						(2)		(2)
Employee stock plans activity, net of shares withheld for employee taxes	—	13		—	10			23
Share repurchase program activity		70		(1)	(70)			—
Dividends declared			(143)					(143)
Other			1				—	1
Balance at December 31, 2019	327	$2,752	$449	(35)	$(2,099)	$(103)	$3	$1,002

	Six Months Ended December 31, 2020
Balance at June 30, 2020	327	$2,789	$1,170	(35)	$(2,066)	$(104)	$3	$1,792
Net earnings			376				1	377
Other comprehensive income, net of tax						51		51
Employee stock plans activity, net of shares withheld for employee taxes	—	(11)		2	57			46
Dividends declared			(289)					(289)
Other			(2)				—	(2)
Balance at December 31, 2020	327	$2,778	$1,255	(33)	$(2,009)	$(53)	$4	$1,975

	Six Months Ended December 31, 2019
Balance at June 30, 2019	327	$2,763	$5,434	(28)	$(1,790)	$(79)	$2	$6,330
Net earnings/(loss)			(4,702)				1	(4,701)
Other comprehensive loss, net of tax						(24)		(24)
Employee stock plans activity, net of shares withheld for employee taxes	—	(11)		—	41			30
Share repurchase program activity		—		(7)	(350)			(350)
Dividends declared			(284)					(284)
Other			1				—	1
Balance at December 31, 2019	327	$2,752	$449	(35)	$(2,099)	$(103)	$3	$1,002
See notes to condensed consolidated financial statements.

28	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net earnings/(loss)	$377	$(4,701)

Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	404	464
Impairments and (gain)/loss on disposal of assets, net	9	8
Loss on early extinguishment of debt	1	4
Share-based compensation	51	41
Provision for bad debts	35	47
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	(499)	121
Increase in inventories	(1,256)	(991)
Increase/(decrease) in accounts payable	1,861	(77)
Other accrued liabilities and operating items, net	504	5,128
Net cash provided by operating activities	1,487	44

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(3)	—
Additions to property and equipment	(174)	(149)
Purchase of investments	(18)	(6)
Proceeds from investments	4	2
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	(191)	(151)

Cash flows from financing activities:
Net change in short-term borrowings	—	681
Reduction of long-term obligations	(49)	(793)
Net tax withholdings from share-based compensation	(6)	(11)
Dividends on common shares	(289)	(287)
Purchase of treasury shares	—	(350)
Net cash used in financing activities	(344)	(760)

Effect of exchange rates changes on cash and equivalents	14	(5)

Net increase/(decrease) in cash and equivalents	966	(872)
Cash and equivalents at beginning of period	2,771	2,531
Cash and equivalents at end of period	$3,737	$1,659

See notes to condensed consolidated financial statements.

29	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated.
References to "we," "our," and similar pronouns is in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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

30	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements

2. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance:

	Three Months Ended December 31,
(in millions)	2020	2019
Employee-related	$8	$42
Facility exit and other	12	14
Total restructuring and employee severance	$20	$56

	Six Months Ended December 31,
(in millions)	2020	2019
Employee-related	$32	$62
Facility exit and other	25	24
Total restructuring and employee severance	$57	$86

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
Restructuring costs during both the three and six months ended December 31, 2020 and 2019 were primarily related to implementation of certain enterprise-wide cost-savings measures.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2020	$68	$28	$96
Additions	22	19	41
Payments and other adjustments	(34)	(19)	(53)
Balance at December 31, 2020	$56	$28	$84
3. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2020	$2,657	$5,700	$8,357
Goodwill acquired, net of purchase price adjustments	2	—	2
Foreign currency translation adjustments and other	—	40	40
Balance at December 31, 2020	$2,659	$5,740	$8,399
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2020
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$24	$—	$24	N/A
Total indefinite-life intangibles	24	—	24	N/A

Definite-life intangibles:
Customer relationships	3,570	1,978	1,592	13
Trademarks, trade names and patents	671	360	311	12
Developed technology and other	1,612	836	776	11
Total definite-life intangibles	5,853	3,174	2,679	12
Total other intangible assets	$5,877	$3,174	$2,703	N/A

	June 30, 2020
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$23	$—	$23
Total indefinite-life intangibles	23	—	23

Definite-life intangibles:
Customer relationships	3,554	1,828	1,726
Trademarks, trade names and patents	673	341	332
Developed technology and other	1,604	767	837
Total definite-life intangibles	5,831	2,936	2,895
Total other intangible assets	$5,854	$2,936	$2,918
Total amortization of intangible assets was $113 million and $127 million for the three months ended December 31, 2020 and 2019, respectively, and $228 million and $256 million for the six months ended December 31, 2020 and 2019, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2021 through 2025 is as follows: $217 million, $398 million, $359 million, $329 million and $278 million.

31	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements

4. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt and Other Short-Term Borrowings
At December 31, 2020 and June 30, 2020, we had total long-term obligations, including the current portion and other short-term borrowings, of $6.7 billion and $6.8 billion, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These obligations are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $23.2 billion and $21.4 billion at December 31, 2020 and June 30, 2020, respectively.
During the six months ended December 31, 2020, we early repurchased $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022. The repurchases were paid for with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt during the six months ended December 31, 2020.
In November 2019, we repaid the full principal of the 2.4% Notes due 2019 at maturity for $450 million. During the six months ended December 31, 2019, we early repurchased $207 million of the 2.616% Notes due 2022, $10 million of the 3.2% Notes due 2022, $14 million of the Floating Rate Notes due 2022, $81 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043,$2 million of the 4.9% Notes due 2045, and $21 million of the 4.368% Notes due 2047. The repurchases were paid for with available cash and other short-term borrowings. In connection with the early debt repurchases, we recorded a $4 million loss on early extinguishment of debt during the three and six months ended December 31, 2019.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2020, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
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
Our revolving credit and committed receivables sales facilities require us to maintain, as of the end of every fiscal quarter through December 2020, a consolidated net leverage ratio of no more than 4.00-to-1. The maximum permitted ratio will reduce to 3.75-to-1 in March 2021. As of December 31, 2020, we were in compliance with this financial covenant.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, we recorded an aggregate accrual of $41 million for calendar year 2017 and 2018 based on the estimated payment amount, which is our best estimate of the OSA payments probable at December 31, 2020.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters.
From time to time, we determine that products we source, manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory

32	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our condensed consolidated statements of earnings/(loss).
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
A trial in West Virginia in the Cabell County and City of Huntington cases is scheduled for May 2021 and a trial is scheduled to begin in September 2021 in the case brought by the Ohio Attorney General. Trial dates remain uncertain due in part to uncertainties arising from the COVID-19 pandemic.
In October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general; the framework is designed to resolve all pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). This Settlement Framework is the basis for the ongoing negotiation of definitive terms and documentation. Negotiations under the Settlement Framework continue.
As a result of these discussions, we have recorded total pre-tax charges of $1.02 billion and $5.63 billion in litigation charges/(recoveries), net in the six months ended December 31, 2020 and 2019, respectively. In total, we have $6.59 billion accrued at December 31, 2020, included in deferred income taxes and other liabilities in the condensed consolidated balance sheets, which represents the cash component. We are unable to estimate the range of possible loss associated with these matters. Definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. We continue to

33	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements
strongly dispute the allegations made in these lawsuits and reaching an agreement in principle on a global settlement framework is not an admission of liability or wrongdoing.
Private Plaintiffs
The Settlement Framework does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals. Private parties had brought approximately 423 lawsuits as of February 1, 2021. Of these, 127 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in these matters.
Affirmative Insurance Litigation
In October 2020, we filed a complaint for declaratory judgment against National Union Fire Insurance Company of Pittsburgh, PA (“National Union Fire Insurance”), seeking a declaration that defense costs are recoverable under our insurance for certain of the lawsuits described above. We have not recorded a receivable for any recoveries related to the litigation against National Union Fire Insurance at December 31, 2020.
Department of Justice Investigations
We have received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). We have also received civil requests for information from other DOJ offices. We believe that these investigations concern operation of our anti-diversion program, our anti-diversion policies and procedures, and distribution of certain controlled substances. We are cooperating with these requests. We are unable to predict the outcome of any of these investigations.
Cordis Product Liability Lawsuits
As of February 1, 2021, we are named as a defendant in 373 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 4,800 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava ("IVC") filter products. Another 31 lawsuits involving similar claims by approximately 36 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We continue to vigorously defend ourselves in these lawsuits and are engaged in resolution discussions with certain plaintiffs.
At December 31, 2020, we had a total of $508 million net of estimated insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $990 million, net of estimated insurance recoveries.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by making misrepresentations and omissions related to the acquisition integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleges that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. In November 2020, we filed a motion to dismiss the amended complaint. We believe that the claims asserted in this complaint are without merit and intend to vigorously defend against them.
Specialty Solutions DOJ Investigation
In November 2018, we received investigative demands from the United States Attorney’s Office for the District of Massachusetts (the "USAO") pertaining to the U.S. federal healthcare fraud and abuse laws. These requests sought, among other things, documents and information relating to discounts and rebates offered or provided to certain Specialty Solutions customers. We are cooperating with these requests and are engaged in resolution discussions with the USAO. In connection with these discussions, we recorded $13 million of expense within litigation charges/(recoveries) on our condensed consolidated statement of operations during the three months ended December 31, 2020. We are not able to estimate a range of reasonably possible additional losses for this matter.
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

34	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements
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
In February 2019, a Multidistrict Litigation was created in the U.S. District Court for the District of New Jersey (the “Sartan MDL”) alleging API impurities in certain generic blood pressure medications. We have been named as a defendant in the Sartan MDL. We are vigorously defending ourselves in this matter. We were also named as a defendant in a Multidistrict Litigation alleging impurities in Zantac and its generic form, ranitidine (the "Zantac MDL"); however, all claims against us in the Zantac MDL have been dismissed, in some cases, with prejudice.
6. Income Taxes
Fluctuations in our provision for/(benefit from) income taxes as a percentage of pretax earnings (“effective tax rate”) are generally due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Tax Effects of Self-Insurance Pre-tax Loss
During the three months ended December 31, 2020, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, is currently deductible on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss is being carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security ("CARES") Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during the three months ended December 31, 2020 included a $420 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We intend to file for a federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our condensed consolidated balance sheet at December 31, 2020. We also increased our non-current deferred tax liability by approximately $700 million during the six months ended December 31, 2020 related to this matter.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of tax law; however, it is possible that the tax authorities could challenge these tax benefits. The actual amount of the tax benefit may differ materially from these estimates.
Tax Effects of Opioid Litigation Charges
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation, during the six months ended December 31, 2020 and 2019, respectively, the net tax benefits are $35 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million and $469 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our provision for/(benefit from) income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
In conjunction with the initial opioid accrual during the six months ended December 31, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the three months ended September 30, 2020 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. The inclusion of the relatively lower tax benefit of the current fiscal year charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax expense increased by approximately $150 million during the three months ended December 31, 2020 while the amount of tax benefit increased by approximately $300 million during the six months ended December 31, 2020 compared to the tax impacts that would have been recognized without the opioid litigation charge and is expected to significantly increase our provision for income taxes during the remainder of fiscal 2021.
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

35	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements
authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates.
Effective Tax Rate
During the three months ended December 31, 2020 and 2019, the effective tax rate was (47.6) percent and 21.0 percent, respectively. The change in the effective tax rate compared to the prior period was primarily due to the $420 million benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss, partially offset by the adverse tax impacts of the opioid litigation accrual.
During the six months ended December 31, 2020 and 2019, the effective tax rate was 259.7 percent and 7.2 percent, respectively. Included in the effective tax rate for the six months ended December 31, 2020 was the $420 million benefit from a net operating loss carryback primarily related to a self-insurance pre-tax loss. Included in both the six months ended December 31, 2020 and 2019 were net tax benefits related to the treatment of the tax impacts of opioid litigation charges.
Unrecognized Tax Benefits
At December 31, 2020 and June 30, 2020, we had $989 million and $998 million of unrecognized tax benefits, respectively. The December 31, 2020 and June 30, 2020 balances include $745 million and $753 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2020 and June 30, 2020, we had $150 million and $146 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $370 million, exclusive of penalties and interest.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $181 million and $176 million at December 31, 2020 and June 30, 2020, respectively, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $19 million at both December 31, 2020 and June 30, 2020, and is included in other assets in the condensed consolidated balance sheet.
Future adjustments to the financial statements may be necessary as final tax regulations related to U.S. Tax Reform are issued. We will assess any impact as additional guidance is issued.
7. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,920	$—	$—	$1,920
Other investments (1)	120	—	—	120
Forward contracts (2)	—	5	—	5

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$721	$—	$—	$721
Other investments (1)	114	—	—	114
Forward contracts (2)	—	53	—	53
(1)The other investments balance includes investments in mutual funds, which offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
(2)The fair value of interest rate swaps, foreign currency contracts, commodity contracts, and net investment hedges is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other, other assets, other accrued liabilities, and deferred income taxes and other liabilities within the condensed consolidated balance sheets.

36	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings/(loss). For the three and six months ended December 31, 2020 and 2019, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
In connection with the debt repayment as described in Note 4, two pay-floating interest rate swaps with notional amounts of $200 million matured in the second quarter of fiscal 2020.
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
Pre-tax gains recognized in other comprehensive loss were $8 million for the three months ended December 31, 2020 and $7 million for the six months ended December 31, 2020, respectively, and immaterial for the three and six months ended December 31, 2019. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and six months ended December 31, 2020 and 2019. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
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

37	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements
effective, changes in carrying value attributable to the change in spot rates are recorded in earnings.
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $27 million loss and a $1 million gain during the three months ended December 31, 2020 and 2019, respectively, and a $52 million loss and a $17 million gain during the six months ended December 31, 2020 and 2019, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $5 million during the three months ended December 31, 2020 and 2019, and $10 million and $6 million during the six months ended December 31, 2020 and 2019, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $4 million loss and $2 million loss during the three months ended December 31, 2020 and 2019, respectively, and a $5 million loss and $7 million loss during the six months ended December 31, 2020 and 2019, respectively. The principal currencies managed through foreign currency contracts are Chinese renminbi, Canadian dollar, Brazilian real and Japanese yen.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at December 31, 2020 and June 30, 2020 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2020	June 30, 2020
Estimated fair value	$7,414	$7,273
Carrying amount	6,733	6,775
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
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2020	$(92)	$(12)	$(104)
Other comprehensive income, before reclassifications	33	15	48
Amounts reclassified to earnings	—	3	3
Total other comprehensive income attributable to Cardinal Health, Inc. net of tax	33	18	51
Balance at December 31, 2020	$(59)	$6	$(53)
10. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31,
(in millions)	2020	2019
Weighted-average common shares–basic	294	292
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	2
Weighted-average common shares–diluted	295	294

	Six Months Ended December 31,
(in millions)	2020	2019
Weighted-average common shares–basic	293	294
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	—
Weighted-average common shares–diluted	295	294

38	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements

The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive were 4 million for the three and six months ended December 31, 2020.
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive were 4 million for the three months ended December 31, 2019 and 6 million for the six months ended December 31, 2019 (1 million of which were anti-dilutive as a result of the year-to-date net loss).
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
Revenue
The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended December 31,
(in millions)	2020	2019
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$37,040	$35,501
Nuclear and Precision Health Solutions	196	213
Pharmaceutical segment revenue	37,236	35,714
Medical distribution and products (3)	3,729	3,498
Cardinal Health at-Home Solutions	581	525
Medical segment revenue	4,310	4,023
Total segment revenue	41,546	39,737
Corporate (4)	(5)	(2)
Total revenue	$41,541	$39,735

	Six Months Ended December 31,
(in millions)	2020	2019
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$71,956	$68,713
Nuclear and Precision Health Solutions	392	429
Pharmaceutical segment revenue	72,348	69,142
Medical distribution and products (3)	7,167	6,944
Cardinal Health at-Home Solutions	1,100	996
Medical segment revenue	8,267	7,940
Total segment revenue	80,615	77,082
Corporate (4)	(9)	(6)
Total revenue	$80,606	$77,076
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services."
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

39	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements

The following tables present revenue by geographic area:

	Three Months Ended December 31,
(in millions)	2020	2019
United States	$40,360	$38,670
International	1,186	1,067
Total segment revenue	41,546	39,737
Corporate (1)	(5)	(2)
Total revenue	$41,541	$39,735

	Six Months Ended December 31,
(in millions)	2020	2019
United States	$78,336	$74,980
International	2,279	2,102
Total segment revenue	80,615	77,082
Corporate (1)	(9)	(6)
Total revenue	$80,606	$77,076
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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $6 million and $17 million for the three months ended December 31, 2020 and 2019, and $11 million and $20 million for the six months ended December 31, 2020 and 2019, respectively.
In connection with the opioid litigation as discussed further in Note 5, we recognized pre-tax charges of $1.02 billion and $5.63 billion during the six months ended December 31, 2020 and 2019, respectively, which were retained at Corporate.
In connection with the New York Opioid Stewardship Act as discussed further in Note 5, we recognized a pre-tax charge of $41 million during the six months ended December 31, 2020, related to calendar year 2017 and 2018 assessments, which was retained at corporate.
In connection with a voluntary recall for certain surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns, we recognized a pre-tax charge of $96 million during the three and six months ended December 31, 2019 which was retained at Corporate.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2020	2019
Pharmaceutical	$413	$462
Medical	236	195
Total segment profit	649	657
Corporate	(188)	(323)
Total operating earnings	$461	$334

	Six Months Ended December 31,
(in millions)	2020	2019
Pharmaceutical	$815	$860
Medical	466	365
Total segment profit	1,281	1,225
Corporate	(1,444)	(6,155)
Total operating loss	$(163)	$(4,930)
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2020	June 30, 2020
Pharmaceutical	$23,567	$22,398
Medical	15,259	14,691
Corporate	5,893	3,677
Total assets	$44,719	$40,766

40	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Notes to Financial Statements

12. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2020	2019
Restricted share unit expense	$17	$16
Employee stock option expense	—	1
Performance share unit expense	6	4
Total share-based compensation	$23	$21

	Six Months Ended December 31,
(in millions)	2020	2019
Restricted share unit expense	$36	$33
Employee stock option expense	—	2
Performance share unit expense	15	6
Total share-based compensation	$51	$41
The total tax benefit related to share-based compensation was $3 million for both the three months ended December 31, 2020 and 2019, and $7 million for both the six months ended December 31, 2020 and 2019.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2020	3	$45.92
Granted	2	53.66
Vested	(1)	49.24
Canceled and forfeited	(1)	48.42
Nonvested at December 31, 2020	3	$48.29
At December 31, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $111 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2020	5	$65.15
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at December 31, 2020	5	$67.08
Exercisable at December 31, 2020	5	$67.27
At December 31, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $0.3 million, which is expected to be recognized over a weighted-average period of two years.
The following tables provide additional detail related to stock options:

(in millions)	December 31, 2020	June 30, 2020
Aggregate intrinsic value of outstanding options at period end	$9	$12
Aggregate intrinsic value of exercisable options at period end	9	12

(in years)	December 31, 2020	June 30, 2020
Weighted-average remaining contractual life of outstanding options	4	5
Weighted-average remaining contractual life of exercisable options	4	5
Performance Share Units
Performance share units vest over a 3-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2020	1.3	$54.24
Granted	0.4	55.45
Vested	—	—
Canceled and forfeited	(0.1)	52.18
Nonvested at December 31, 2020	1.6	$53.89
At December 31, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $38 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.

41	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2020, File No. 1-11373)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
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

42	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	25
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4	Controls and Procedures	22

	Part II. Other Information
Item 1	Legal Proceedings	23
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	42
	Signatures	44

N/A	Not applicable

43	Cardinal Health | Q2 Fiscal 2021 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 5, 2021	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Financial Officer

44	Cardinal Health | Q2 Fiscal 2021 Form 10-Q