Form 10-Q
period 2021-03-31
CARDINAL HEALTH INC
filed 2021-05-06
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of April 30, 2021, was the following: 290,147,927.

Cardinal Health Q3 Fiscal 2021 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (our “2020 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at March 31, 2021 and June 30, 2020, and in our condensed consolidated statements of earnings/(loss) for the three and nine months ended March 31, 2021 and 2020. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2020 Form 10-K.

2	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

During the three months ended March 31, 2021, revenue was flat at $39.3 billion. Sales growth from pharmaceutical distribution and specialty solutions customers during the three months ended March 31, 2021 approximated the prior-year temporary increase in March 2020 pharmaceutical sales related to accelerated purchasing by customers in connection with the beginning of the COVID-19 pandemic (“COVID-19”). During the nine months ended March 31, 2021, revenue increased 3 percent to $119.9 billion, primarily due to sales growth from pharmaceutical distribution and specialty solutions customers, partially offset due to volume declines related to the impact of COVID-19.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change
GAAP operating earnings/(loss)	$473	$562	(16)%	$310	$(4,368)	N.M
Surgical gown recall costs	(1)	(1)		(3)	95
State opioid assessment related to prior fiscal years	(2)	—		39	4
Restructuring and employee severance	24	(6)		81	80
Amortization and other acquisition-related costs	111	130		345	395
Impairments and (gain)/loss on disposal of assets	69	(1)		78	7
Litigation (recoveries)/charges, net	15	35		1,085	5,729
Non-GAAP operating earnings	$689	$719	(4)%	$1,935	$1,942	—%
The sum of the components and certain computations may reflect rounding adjustments.
The decrease in GAAP operating earnings during the three months ended March 31, 2021 was primarily due to the write-down of the net assets held for sale from the planned divestiture of the Cordis business and restructuring and employee severance related to the implementation of certain enterprise-wide cost-saving measures. See further description of the planned divestiture of the Cordis business in the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 2 of the "Notes to Condensed Consolidated Financial Statements."
We had GAAP operating earnings of $310 million and a GAAP operating loss of $4.4 billion during the nine months ended March 31, 2021 and 2020, respectively, due to $1.02 billion and $5.63 billion of pre-tax charges, respectively, recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See further description of opioid lawsuits in the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements."
Non-GAAP operating earnings during the three and nine months ended March 31, 2021 were adversely impacted due to volume declines in our generics program, primarily due to COVID-19, partially offset by higher contribution from branded pharmaceutical sales mix. Overall, COVID-19 has had a negative impact on consolidated non-GAAP operating earnings during these periods. During the nine months ended March 31, 2021, non-GAAP operating earnings were positively impacted by Medical segment cost-savings measures, including global manufacturing efficiencies.

3	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2021 (2)	2020 (2)	Change	2021 (2)	2020 (2) (3)	Change
GAAP diluted EPS (1)	$0.40	$1.19	N.M	$1.68	$(14.84)	N.M
Surgical gown recall costs	—	—		—	0.24
State opioid assessment related to prior fiscal years	—	—		0.10	0.01
Restructuring and employee severance	0.06	(0.01)		0.21	0.21
Amortization and other acquisition-related costs	0.28	0.34		0.88	1.01
Impairments and (gain)/loss on disposal of assets	0.25	—		0.22	0.02
Litigation (recoveries)/charges, net (4)	0.54	0.09		1.70	17.80
Loss on early extinguishment of debt	—	0.01		—	0.02
Transitional tax benefit, net	—	—		—	(0.04)
Non-GAAP diluted EPS (1)	$1.53	$1.62	(6)%	$4.79	$4.41	9%
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
(3)For the nine months ended March 31, 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Year-to-date fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares which includes potentially dilutive shares.
(4)Litigation (recoveries)/charges, net, includes a tax benefit recorded during the nine months ended March 31, 2021 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The total benefit from the net operating loss carryback was $419 million; however, for purposes of Non-GAAP financial measures, we allocated $385 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $34 million is included in non-GAAP measures.
The charges we recognized in fiscal 2021 and 2020 for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications had a $(2.85) and $(17.53) per share after-tax impact on GAAP diluted EPS for the nine months ended March 31, 2021 and 2020, respectively. In addition, GAAP diluted EPS for the three months ended March 31, 2021 was impacted by $(0.47) per share due to the tax effect of the litigation charge, which was recorded during the three months ended September 30, 2020. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the nine months ended March 31, 2021, GAAP and non-GAAP diluted EPS were positively impacted by $1.42 and $0.12 per share, respectively, due to a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss, as further described in Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements."
Adverse tax matters that impacted GAAP and non-GAAP EPS for the three and nine months ended March 31, 2021 included an adjustment to our tax provision for the resolution of all open matters with the Internal Revenue Service ("IRS") for fiscal years 2008 to 2010 as well as certain transfer pricing matters for fiscal years 2011 to 2014, which also impacted reserves for later years. In addition, the tax provision was adversely impacted by withholding taxes for planned distributions from foreign subsidiaries.
During the three months ended March 31, 2021, GAAP diluted EPS decreased primarily due to the tax effect of the litigation charge and the adverse tax matters discussed above. GAAP diluted EPS was also adversely impacted by factors impacting GAAP operating earnings, including the write-down of the net assets held for sale from the planned divestiture of our Cordis business, which had a $(0.22) per share after-tax impact.
During the nine months ended March 31, 2021 and 2020, GAAP diluted EPS was primarily impacted by the litigation charges discussed above. During the nine months ended March 31, 2021, GAAP diluted EPS was positively impacted by the net operating loss carryback discussed above.
During the three months ended March 31, 2021, non-GAAP diluted EPS decreased 6 percent to $1.53 per share. This decrease was primarily due to the adverse tax matters discussed above and factors impacting non-GAAP operating earnings, partially offset by lower interest expense resulting from less debt outstanding.

4	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Overview
During the nine months ended March 31, 2021, non-GAAP diluted EPS increased 9 percent to $4.79 per share. This increase was primarily due to lower interest expense resulting from less debt outstanding and a net tax benefit. This benefit was primarily due to changes in discrete tax items, including the net operating loss carryback discussed above, partially offset by the adverse tax matters discussed above.
Cash and Equivalents

Our cash and equivalents balance was $3.5 billion at March 31, 2021 compared to $2.8 billion at June 30, 2020. During the nine months ended March 31, 2021, net cash provided by operating activities was $1.8 billion and we deployed $432 million for cash dividends, $274 million for capital expenditures and $200 million for share repurchase.

5	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2021 and Trends
Cordis Divestiture

On March 12, 2021, we announced that we signed a definitive agreement to sell our Cordis business to Hellman & Friedman for proceeds of $927 million in cash, subject to customary purchase price adjustments, and we will retain certain working capital accounts and certain liabilities, including product liability for lawsuits related to inferior vena cava filters in the U.S. and Canada as described in Note 6 of the “Notes to Condensed Consolidated Financial Statements.” The proposed transaction is expected to close in the first quarter of fiscal 2022, subject to customary closing conditions and regulatory clearances. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information. In connection with the sale, we expect to enter into a Transition Services Agreement ("TSA") with the buyer to provide certain support functions for a period of up to twenty-four months following the sale.
In connection with the definitive agreement, during the three and nine months ended March 31, 2021, we recognized a $58 million pre-tax write-down of the net assets held for sale in impairment and (gain)/loss on disposal of assets in the condensed consolidated statement of earnings/(loss). We recorded a net tax expense of $7 million associated with the impact of the write-down and the required tax adjustments triggered by held for sale accounting.
In connection with the planned divestiture, we expect to record costs associated with exit or disposal activities of up to $125 million in restructuring and employee severance in our consolidated statement of earnings/(loss), primarily during fiscal years 2021 and 2022. We expect these charges to consist of approximately $83 million of professional, project management and other service fees to support the planned divestiture; $19 million of employee-related costs; and additional expenses from facility exits and other restructuring activities.
We expect the planned divestiture of the Cordis business will decrease annual Medical segment revenue by approximately $800 million and adversely impact Medical segment profit on a run-rate basis. The planned divestiture of our Cordis business is subject to risks and uncertainties that may adversely impact Medical segment revenue and profit. For example, we may not be successful in completing the divestiture on a timely basis and the TSA period may get extended beyond our current expectations. It is also possible that the costs associated with the exit or disposal activities and stranded costs could be greater than anticipated.

Tax Effects of Self-Insurance Pre-Tax Loss

During the nine months ended March 31, 2021, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security ("CARES") Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during the nine months ended March 31, 2021 included a $419 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We have filed for a federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our condensed consolidated balance sheet at March 31, 2021. We also increased our non-current deferred tax liability by approximately $700 million during the nine months ended March 31, 2021 related to this matter.

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
In connection with the opioid lawsuits and settlement negotiations, we recorded pre-tax charges of $1.02 billion and $5.63 billion during the nine months ended March 31, 2021 and 2020, respectively, in litigation (recoveries)/charges, net, in the condensed consolidated

6	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Overview
statements of earnings/(loss). We accrue for contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Tax Effect of Opioid Litigation Charges
The net tax benefits associated with the opioid litigation charges are $37 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $35 million and $468 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
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
In conjunction with the initial opioid litigation accrual during the three months ended September 30, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the nine months ended March 31, 2021 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. The inclusion of the relatively lower tax benefit of the current fiscal year charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax expense increased by approximately $140 million during the three months ended March 31, 2021 while the amount of tax benefit increased by approximately $180 million during the nine months ended March 31, 2021 compared to the tax impacts that would have been recognized without the opioid litigation charge. As stated above, the benefit as of the end of fiscal 2021 is expected to be $37 million. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” for additional information.

COVID-19

The COVID-19 pandemic ("COVID-19") continues to affect the U.S. and global economies, and as previously disclosed in our Fiscal 2020 Form 10-K, the pandemic began to materially affect our businesses during the three months ended March 31, 2020. The length and severity of the pandemic and of the related economic impacts to our businesses and operations are uncertain, including its ongoing impacts to our businesses and results of operations.
In comparison to the prior year, COVID-19 has had a negative impact on our consolidated operating earnings in the three and nine months ended March 31, 2021; however, given the negative impact of COVID-19 on operating earnings at the end of fiscal 2020, it is uncertain whether the year-over-year impact on fiscal 2021 operating earnings will be positive or negative.
Pharmaceutical segment profit has been negatively impacted by COVID-19 largely due to volume declines in our generics program and Nuclear and Precision Health Solutions. While we expect that volumes within our generics program for the remainder of fiscal year 2021 will continue to be lower than levels prior to COVID-19, we currently believe that the impact of COVID-19 on Pharmaceutical segment profit will improve on a year-over-year basis for the remainder of fiscal year 2021. In addition, while the impact of COVID-19 was negative on Nuclear and Precision Health Solutions during the first six months of fiscal 2021, it improved during the three months ended March 31, 2021 and is expected to further improve during the remainder of fiscal 2021.
In the nine months ended March 31, 2021, COVID-19 benefited Medical segment profit due to higher volumes in our laboratory business, cost savings and a net positive contribution from personal protective equipment ("PPE") partially offset by the adverse effects of lower demand for surgical products resulting from reduced elective procedures. However, in the three months ended March 31, 2021, COVID-19 had a slight negative impact on the Medical segment due to the comparison to the modest positive impact of sales volume increases in the prior period. For fiscal year 2021, we expect COVID-19 to have a beneficial impact on the Medical segment compared to the prior year.
Since the three months ended March 31, 2020, our Medical segment has seen dramatically increased demand for certain PPE, such as masks, gowns and gloves. This increased demand has resulted in higher sales volume for certain products and increased costs to manufacture and source these products and higher inventory levels. As a result, we have sought out additional sources for these products. To mitigate the impact of these cost increases, we have raised our selling prices for the affected products. While we have been successful

7	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Overview
in mitigating the impact of these increased costs to date, it is possible that demand or selling prices for these products may decline in the future, resulting in excess inventory or inventory cost above net realizable value, requiring inventory reserves that could adversely impact Medical segment profit.

8	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change
Pharmaceutical	$35,104	$35,112	—%	$107,452	$104,254	3%
Medical	4,174	4,051	3%	12,441	11,991	4%
Total segment revenue	39,278	39,163	—%	119,893	116,245	3%
Corporate	(3)	(6)	N.M	(12)	(12)	N.M
Total revenue	$39,275	$39,157	—%	$119,881	$116,233	3%
Pharmaceutical Segment
During the three months ended March 31, 2021, revenue was flat at $35.1 billion. Sales growth from pharmaceutical distribution and specialty solutions customers in the three months ended March 31, 2021 approximated the prior-year temporary increase in March 2020 pharmaceutical sales related to accelerated purchasing by customers in connection with the outbreak in the United States of COVID-19. During the nine months ended March 31, 2021, revenue increased 3 percent to $107.5 billion, primarily due to sales growth from pharmaceutical distribution and specialty solutions customers, partially offset due to volume declines related to the impact of COVID-19, which increased revenue by $3.2 billion.
Medical Segment
Medical segment revenue increased during the three and nine months ended March 31, 2021 primarily within products and distribution, which increased revenue by $99 million and $322 million, respectively, due to a net benefit from COVID-19. The net benefit from COVID-19 is due to higher volumes in our laboratory business and the positive impact of personal protective equipment ("PPE"), partially offset by the adverse impact of lower demand for surgical products resulting from reduced elective procedures.

Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2021 increased 1 percent to $37.5 billion and 3 percent to $114.6 billion, respectively, compared to the respective prior-year periods as a result of the factors affecting the changes in revenue and gross margin.

9	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change
Gross margin	$1,812	$1,885	(4)%	$5,303	$5,278	—%
Gross margins during the three and nine months ended March 31, 2021 were negatively impacted due to volume declines in our generics program, primarily due to COVID-19, partially offset by higher contribution from branded pharmaceutical sales mix.
Gross margin during the nine months ended March 31, 2021 increased due to beneficial comparison with the prior-year $55 million charge in connection with a voluntary recall for certain surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns (together, the "Recalls").
Gross margin rate declined 20 basis points and 12 basis points during the three and nine months ended March 31, 2021, respectively, mainly due to changes in pharmaceutical distribution product and sales mix. While branded pharmaceutical sales contributed positively to gross margin dollars during the three and nine months ended March 31, 2021, they had a dilutive impact on our overall gross margin rate. Gross margin rate year-over-year comparison also benefited from the $55 million charge recognized during the nine months ended March 31, 2020 in connection with the Recalls.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change
SG&A expenses	$1,120	$1,165	(4)%	$3,404	$3,435	(1)%
During the three months ended March 31, 2021, SG&A expenses decreased primarily due to the beneficial impact of enterprise-wide cost-savings measures.
During the nine months ended March 31, 2021, SG&A expenses decreased primarily due to the beneficial impact of enterprise-wide cost-savings measures. The year-over-year comparison was also favorably impacted by the $40 million charge in connection with the Recalls recognized during the nine months ended March 31, 2020. These factors were partially offset by the $41 million assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018 and fluctuations in deferred compensation liabilities. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.

10	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change
Pharmaceutical	$511	$534	(4)%	$1,326	$1,394	(5)%
Medical	174	178	(2)%	640	543	18%
Total segment profit	685	712	(4)%	1,966	1,937	1%
Corporate	(212)	(150)	N.M.	(1,656)	(6,305)	N.M
Total consolidated operating earnings/(loss)	$473	$562	(16)%	$310	$(4,368)	N.M
Pharmaceutical Segment Profit
During the three and nine months ended March 31, 2021, Pharmaceutical segment profit was adversely impacted due to volume declines in our generics program, primarily due to COVID-19, partially offset by higher contribution from branded pharmaceutical sales mix. In addition, during the nine months ended March 31, 2021, Pharmaceutical segment profit was adversely impacted due to volume declines in Nuclear and Precision Health Solutions.
Pharmaceutical segment financial results do not include the $1.02 billion and $5.63 billion charges associated with the opioid litigation during the nine months ended March 31, 2021 and 2020, respectively. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information. In addition, Pharmaceutical segment financial results do not include the $41 million assessment during the nine months ended March 31, 2021 on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.
Medical Segment Profit
Medical segment profit decreased during the three months ended March 31, 2021 due to the performance of products and distribution, offset by the beneficial impact of enterprise-wide cost-savings measures. COVID-19 had a slight negative impact on Medical segment profit due to the comparison to the modest positive impact of sales volume increases in the prior period.
Medical segment profit increased during nine months ended March 31, 2021 due to enterprise-wide cost-savings measures, including global manufacturing efficiencies, and COVID-19. The benefit from COVID-19 was a result of higher volumes in our laboratory business, cost savings, and a net positive contribution from PPE, partially offset by the adverse impact of lower demand for surgical products resulting from reduced elective procedures. The net positive impact of PPE included timing favorability related to our cost mitigation efforts.
Corporate
The changes in Corporate during the three and nine months ended March 31, 2021 were due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

11	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2021	2020	2021	2020
Restructuring and employee severance	$24	$(6)	$81	$80
Amortization and other acquisition-related costs	111	130	345	395
Impairments and (gain)/loss on disposal of assets, net	69	(1)	78	7
Litigation (recoveries)/charges, net	15	35	1,085	5,729
Restructuring and Employee Severance
Restructuring and employee severance during both the three and nine months ended March 31, 2021 and 2020 was primarily related to the implementation of certain enterprise-wide cost-saving measures. The income during the three months ended March 31, 2020 was due to changes in estimates for severance previously accrued.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $109 million and $129 million for the three months ended March 31, 2021 and 2020, respectively, and $337 million and $385 million for the nine months ended March 31, 2021 and 2020, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the three and nine months ended March 31, 2021 we recognized a $58 million pre-tax write-down of the assets held for sale from the planned divestiture of our Cordis business. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Litigation (Recoveries)/Charges, Net
During the nine months ended March 31, 2021 and 2020, we recognized pre-tax charges of $1.02 billion and $5.63 billion, respectively, associated with certain opioid matters. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
The costs we recognized in connection with the Cordis OptEase and TrapEase inferior vena cava ("IVC") filter product liability claims during the three months ended March 31, 2021 and 2020 were $12 million and $30 million, respectively, and $40 million and $92 million during the nine months ended March 31, 2021 and 2020, respectively. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change
Other (income)/expense, net	$(12)	$19	N.M	$(31)	$21	N.M
Interest expense, net	45	60	(25)%	136	189	(28)%
Loss on early extinguishment of debt	—	5	N.M	1	9	N.M
Other (Income)/Expense, Net
During the three and nine months ended March 31, 2021, other (income)/expense, net was favorable compared to the prior-year period primarily due to an increase in the value of our deferred compensation plan investments, which offsets fluctuations included within SG&A expenses and discussed further in Note 8 of the "Notes to Condensed Consolidated Financial Statements," and gains on investments in non-marketable equity securities.
Interest Expense, Net
The decrease in interest expense during the three and nine months ended March 31, 2021 was primarily due to less debt outstanding and lower short-term interest rates.

12	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Results of Operations
Provision for/(Benefit from) Income Taxes

During the three months ended March 31, 2021 and 2020, the effective tax rate was 72.8 percent and 26.8 percent, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the prior period was primarily due to the adverse tax impacts from the fiscal 2021 opioid litigation charge, as described below, adjustments to our provision for the resolution of all open matters with the Internal Revenue Service (“IRS”) for fiscal years 2008 to 2010 as well as certain transfer pricing matters for fiscal years 2011 to 2014, which also impacted reserves for later years, and withholding taxes for planned distributions from foreign subsidiaries.
During the nine months ended March 31, 2021 and 2020, the effective tax rate was (143.3) percent and 5.2 percent, respectively. Included in the effective tax rate for the nine months ended March 31, 2021 was the $419 million benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss. Included in both the nine months ended March 31, 2021 and 2020 were net tax benefits related to the treatment of the tax impacts of the fiscal 2021 and 2020 opioid litigation charges.
Tax Effects of Self-Insurance Pre-tax Loss
During the nine months ended March 31, 2021, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the CARES Act enacted by the United States Congress in March 2020.
Our provision for income taxes during the nine months ended March 31, 2021 included a $419 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We have filed for a federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our condensed consolidated balance sheet at March 31, 2021. We also increased our non-current deferred tax liability by approximately $700 million during the nine months ended March 31, 2021 related to this matter.
Tax Effect of Opioid Litigation Charges
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation during the nine months ended March 31, 2021 and 2020, respectively, the net tax benefits are $37 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $35 million and $468 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
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
In conjunction with the initial opioid litigation accrual during the three months ended September 30, 2019, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the nine months ended March 31, 2021 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. The inclusion of the relatively lower tax benefit of the current fiscal year charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax expense increased by approximately $140 million during the three months ended March 31, 2021 while the amount of tax benefit increased by approximately $180 million during the nine months ended March 31, 2021 compared to the tax impacts that would have been recognized without the opioid litigation charge. As stated above, the benefit as of the end of fiscal 2021 is expected to be $37 million. See Note 7 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.
Ongoing Audits
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. During the three and nine months ended March 31, 2021, the Company and the IRS resolved all open issues with respect to the Company’s activity within fiscal years 2008 through 2010. During the three and nine months ended March 31, 2021, we resolved certain transfer pricing matters with the IRS for fiscal years 2011 to 2014; however, these periods remain open for audit.

13	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $3.5 billion at March 31, 2021 compared to $2.8 billion at June 30, 2020. At March 31, 2021, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the nine months ended March 31, 2021 cash from operating cash flow was $1.8 billion, with uses of $432 million paid in dividends, $274 million of capital expenditures and $200 million for share repurchases.

Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at March 31, 2021 includes $579 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2021 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At March 31, 2021, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1 beginning March 2021. As of March 31, 2021, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
At March 31, 2021, we had total long-term obligations, including the current portion and other short-term borrowings, of $6.7 billion. During the nine months ended March 31, 2021, we early repurchased $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022 with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt.

14	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Liquidity and Capital Resources
Anticipated Capital Resources

Tax Effects of Self-Insurance Pre-tax Loss
In connection with a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss as described further in Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements," we have filed for a refund of $974 million, which we expect to receive within 12 months. Accordingly, we have recorded a current asset for this amount on our condensed consolidated balance sheet at March 31, 2021. We also increased our non-current deferred tax liability by approximately $700 million during the nine months ended March 31, 2021 related to this matter.

Cordis Divestiture
On March 12, 2021, we announced that we signed a definitive agreement to sell our Cordis business to Hellman & Friedman for proceeds of $927 million in cash, subject to customary purchase price adjustments, and we will retain certain working capital accounts and certain liabilities. The proposed transaction is expected to close in the first quarter of fiscal 2022, subject to customary closing conditions and regulatory clearances.
Capital Deployment

Opioid Settlement Framework
We had $6.59 billion accrued at March 31, 2021 related to certain opioid litigation, as further described within the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements." Negotiations under the Settlement Framework continue. If a definitive agreement is reached, and subject to participation by states and political subdivisions, we expect the majority of payment amounts to be spread over 18 years. We cannot currently predict when those payments might begin, and it is possible that all or part may ultimately be made over a different time period, or not at all.
Capital Expenditures
Capital expenditures during the nine months ended March 31, 2021 and 2020 were $274 million and $239 million, respectively.

Dividends
On each of May 11, 2020, August 6, 2020, November 5, 2020 and February 5, 2021 our Board of Directors approved a quarterly dividend of $0.4859 per share, or $1.94 per share on an annualized basis, which were paid on July 15, 2020, October 15, 2020, January 15, 2021 and April 15, 2021 to shareholders of record on July 1, 2020, October 1, 2020, January 4, 2021 and April 1, 2021 respectively.
On May 5, 2021, our Board of Directors approved a quarterly dividend of $0.4908 per share, or $1.96 per share on an annualized basis, payable on July 15, 2021 to shareholders of record on July 1, 2021.
Share Repurchases
During the nine months ended March 31, 2021, we repurchased $200 million of our common shares under an accelerated share repurchase ("ASR") program. We funded the ASR program with available cash. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information. At March 31, 2021, we had $743 million authorized for share repurchases.

15	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2020 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2020. There have been no subsequent material changes outside the ordinary course of business to those items.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2020. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2020 Form 10-K and our Forms 10-Q for the quarters ended September 30, 2020 and December 31, 2020.
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
Assets Held for Sale

We classify assets and liabilities (the “disposal group”) as held for sale when management commits to a plan to sell the disposal group in its present condition and at a price that is reasonable in relation to its current fair value. We also consider whether an active program to locate a buyer has been initiated and if it is probable that the sale will occur within one year without significant changes to the plan to sell. Upon classification of the disposal group as held for sale, we assess the assets for impairment and cease related depreciation and amortization.
On March 12, 2021, we signed a definitive agreement with Hellman & Friedman to sell our Cordis business for gross proceeds of $927 million in cash, subject to customary purchase price adjustments, and we will retain certain working capital accounts and certain liabilities, including product liability for lawsuits related to inferior vena cava filters in the U.S. and Canada as described in Note 6 of the “Notes to Condensed Consolidated Financial Statements.” The transaction is expected to close in the first quarter of fiscal 2022, subject to customary closing conditions and regulatory clearances.
During the three months ended March 31, 2021, we met the criteria for the related assets and liabilities of the Cordis business to be classified as held for sale. In connection with the planned divestiture, we allocated $388 million of goodwill from the Medical Unit (within our Medical Segment) to the Cordis disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. We determined that the sale of the Cordis business does not meet the criteria to be classified as discontinued operations.
At March 31, 2021, the book value of the disposal group exceeded its fair value less costs to sell. Accordingly, we recognized a $58 million pre-tax write-down on the disposal group in impairments and (gain)/loss on disposal of assets in our condensed consolidated statement of earnings/(loss). This write-down includes a $2 million gain related to currency translation adjustments in accumulated other comprehensive income. We recorded a net tax expense of $7 million associated with the impact of the write-down and the required tax adjustments triggered by held for sale accounting.
The final measurement of the book value of the disposal group minus the fair value less costs to sell at closing may be impacted by a number of factors, including, but not limited to, the calculation of allocated goodwill, changes in foreign exchange rates, the final value of assets and liabilities of the disposal group transferred upon consummation of the transaction, and the evaluation of any income tax impacts. See Note 2 of the “Notes to Condensed Consolidated Financial Statements” for additional information regarding assets held for sale.
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
We have two operating segments, which are the same as our reportable segments: Pharmaceutical and Medical. These

16	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
Medical Unit Goodwill
Due to the planned divestiture of our Cordis business, we allocated $388 million of goodwill from the Medical Unit to the Cordis disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. During the three months ended March 31, 2021, we performed goodwill impairment testing for the portion of the Medical Unit that will be retained. The carrying value of the Medical Unit that will be retained at March 31, 2021 was $9.3 billion, of which $4.1 billion was goodwill. The fair value of the reporting unit was estimated to be approximately 5 percent in excess of its carrying value, using a combination of the income-based approach (using a discount rate of 8.5 percent and a terminal growth rate of 2.0 percent), and the market-based approach.
Adverse changes in key assumptions, including our current assumptions about the impact of the Cordis planned divestiture and the COVID-19 pandemic; an increase in the discount rate; a decrease in the terminal growth rate; or increases in tax rates, among other things, could result in a goodwill impairment for the Medical Unit that will be retained. For example, if we were to increase the discount rate by 0.5 percent, the carrying value would have exceeded the fair value for the Medical Unit that will be retained by approximately 1.0 percent at March 31, 2021. Additionally, the estimated tax rate used in goodwill impairment testing is a market-based assumption, which is impacted by the U.S. federal statutory tax rate. If the U.S. federal statutory tax rate were to increase to 28 percent and no other inputs were changed, the carrying value would have exceeded the fair value of the Medical Unit that will be retained at March 31, 2021.
Inventory

Inventories included in the consolidated balance sheets are net of reserves for lower of cost or net realizable value and excess and obsolete inventory which were $168 million and $155 million at March 31, 2021 and June 30, 2020, respectively.
A substantial portion of our inventories are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”).
Our remaining inventory, including inventory in our Medical segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. We reserve for the lower of cost or net realizable value using the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Due to the unprecedented demand for certain PPE as a result of COVID-19, our Medical segment continues to manufacture and source inventory at higher costs than in periods prior to COVID-19. Accordingly, we have raised our selling prices for these products. If demand or selling prices for these products declines in the future, resulting in excess inventory or inventory cost above net realizable value, additional inventory reserves may be required.
We reserve for inventory excess and obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. Within our Medical segment, we continue to procure greater quantities of PPE based upon customer demand. If actual conditions are less favorable than our assumptions, such as projected sales of PPE, additional inventory reserves may be required.

17	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2021 and Trends section in this MD&A, we recorded pre-tax charges of $1.02 billion and $5.63 billion during the nine months ended March 31, 2021 and 2020, respectively. Definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Self-Insurance
We self-insure through a wholly-owned insurance subsidiary for employee healthcare, certain product liability matters, auto liability, property and workers' compensation and maintain insurance for losses exceeding certain limits.
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

18	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2011 through the current fiscal year. Tax laws are complex and subject to varying interpretations.
Tax Effects of Self-Insurance Pre-tax Loss
During the nine months ended March 31, 2021, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the CARES Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during the nine months ended March 31, 2021 included a $419 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We have filed for a federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our condensed consolidated balance sheet at March 31, 2021. We also increased our non-current deferred tax liability by approximately $700 million during the nine months ended March 31, 2021 related to this matter.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the tax law; however, it is possible that the tax authorities could challenge these tax benefits or that the tax law could change. The actual tax benefit may differ materially from these amounts.
Tax Effects of Opioid Litigation Charges
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation during the nine months ended March 31, 2021 and 2020, respectively, the net tax benefits are $37 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $35 million and $468 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates.
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
In conjunction with the initial opioid litigation accrual during the nine months ended March 31, 2021, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charges during the three and nine months ended March 31, 2021 were included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. The inclusion of the relatively lower tax benefit of the current fiscal year charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax expense increased by approximately $140 million during the three months ended March 31, 2021 while the amount of tax benefit increased by approximately $180 million during the nine months ended March 31, 2021 compared to the tax impacts that would have been recognized without the opioid litigation charge. As stated above, the benefit as of the end of fiscal 2021 is expected to be $37 million. See Note 7 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the U.S. Tax Cuts and Jobs Act ("Tax Act"); however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been

19	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits or that the tax law could change. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 7 of the “Notes to the Condensed Consolidated Financial Statements” for additional information.

20	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

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
Exclusions from Non-GAAP Financial Measures
Management believes it is useful to exclude the following items from the non-GAAP measures presented in this report for its own and for investors’ assessment of the business for the reasons identified below:
•LIFO charges and credits are excluded because the factors relating to last-in first-out ("LIFO") inventory charges or credits, such as pharmaceutical manufacturer price appreciation or deflation and year-end inventory levels (which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end), are largely out of our control and cannot be accurately predicted. The exclusion of LIFO charges and credits from non-GAAP metrics facilitates comparison of our current financial results to our historical financial results and to our peer group companies’ financial results.
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
•State opioid assessments related to prior fiscal years is the portion of state assessments for prescription opioid medications that were sold or distributed in periods prior to the period in which the expense is incurred. This portion is excluded from non-GAAP financial measures because it is retrospectively applied to sales in prior fiscal years and inclusion would obscure analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while states' laws may require us to make payments on an ongoing basis, the portion of the assessment related to sales in prior periods are contemplated to be one-time, nonrecurring items. Income from state opioid assessments related to prior fiscal years represents reversals of accruals when the underlying assessments were invalidated by a Court, updates to prior estimates or reimbursement of assessments from manufacturers.
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

21	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
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

22	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2021
GAAP	$473	(16)%	$440	$320	$119	N.M.	$0.40	N.M.
Surgical gown recall costs	(1)		(1)	—	(1)		—
State opioid assessment related to prior fiscal years	(2)		(2)	(1)	(1)		—
Restructuring and employee severance	24		24	6	18		0.06
Amortization and other acquisition-related costs	111		111	28	83		0.28
Impairments and (gain)/loss on disposal of assets, net	69		69	(4)	73		0.25
Litigation (recoveries)/charges, net[3]	15		15	(144)	159		0.54
Non-GAAP	$689	(4)%	$657	$205	$451	(5)%	$1.53	(6)%
	Three Months Ended March 31, 2020
GAAP	$562	30%	$478	$127	$350	18%	$1.19	20%
Surgical gown recall costs	(1)		(1)	—	(1)		—
Restructuring and employee severance	(6)		(6)	(3)	(3)		(0.01)
Amortization and other acquisition-related costs	130		130	31	99		0.34
Impairments and (gain)/loss on disposal of assets, net	(1)		(1)	(1)	—		—
Litigation (recoveries)/charges, net	35		35	8	27		0.09
Loss on early extinguishment of debt	—		5	1	4		0.01
Transitional tax benefit, net	—		—	1	(1)		—
Non-GAAP	$719	8%	$639	$164	$474	—%	$1.62	2%
	Nine Months Ended March 31, 2021
GAAP	$310	N.M.	$204	$(293)	$495	N.M.	$1.68	N.M.
Surgical gown recall costs	(3)		(3)	(1)	(2)		—
State opioid assessment related to prior fiscal years	39		39	9	30		0.10
Restructuring and employee severance	81		81	20	61		0.21
Amortization and other acquisition-related costs	345		345	86	259		0.88
Impairments and (gain)/loss on disposal of assets, net	78		78	12	66		0.22
Litigation (recoveries)/charges, net[3]	1,085		1,085	584	501		1.70
Loss on early extinguishment of debt	—		1	—	1		—
Non-GAAP	$1,935	—%	$1,830	$417	$1,411	9%	$4.79	9%
	Nine Months Ended March 31, 2020
GAAP	$(4,368)	N.M.	$(4,587)	$(237)	$(4,352)	N.M.	$(14.84)	N.M.
Surgical gown recall costs	95		95	25	70		0.24
State opioid assessment related to prior fiscal years	4		4	1	3		0.01
Restructuring and employee severance	80		80	18	62		0.21
Amortization and other acquisition-related costs	395		395	98	297		1.01
Impairments and (gain)/loss on disposal of assets, net	7		7	1	6		0.02
Litigation (recoveries)/charges, net[3]	5,729		5,729	509	5,220		17.80
Loss on early extinguishment of debt	—		9	2	7		0.02
Transitional tax benefit, net	—		—	12	(12)		(0.04)
Non-GAAP	$1,942	5%	$1,732	$429	$1,300	4%	$4.41	6%

23	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
1    Attributable to Cardinal Health, Inc.
2    For the nine months ended March 31, 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. For the nine months ended March 31, 2020, non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares
3    Litigation (recoveries)/charges, net includes pre-tax charges of $1.02 billion and $5.63 billion recorded in the first quarter of fiscal 2021 and 2020, respectively, related to the opioid litigation. For fiscal 2021, the amount of tax expense increased by approximately $140 million during the three months ended March 31, 2021 while the amount of tax benefit increased by approximately $180 million during the nine months ended March 31, 2021 compared to the tax impacts that would have been recognized without the opioid litigation charge. The net tax benefits associated with the opioid litigation charges are $37 million and $488 million for fiscal 2021 and 2020, respectively.
    Litigation(recoveries)/charges, net also includes a tax benefit recorded during the nine months ended March 31, 2021 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The total net benefit was $419 million; however, for purposes of reconciling Non-GAAP financial measures, we allocated $385 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $34 million is included in non-GAAP measures.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

24	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2020 Form 10-K since the end of fiscal 2020 through March 31, 2021.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

25	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Other

Legal Proceedings
In addition to the proceeding described below, the legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
In June 2019, Melissa Cohen, a purported shareholder, filed an action on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances and approving certain payments of executive compensation. In December 2019 and January 2020, similar complaints were filed in the U.S. District Court for the Southern District of Ohio by purported shareholders, Stanley M. Malone and Michael Splaine, respectively. In January, 2020, the court consolidated the derivative cases under the caption In re Cardinal Health, Inc. Derivative Litigation and in March 2020, plaintiffs filed an amended complaint. The amended consolidated derivative complaint seeks, among other things, unspecified money damages against the defendants and an award of attorneys' fees. In February 2021, the court granted in part and denied in part defendants' motion to dismiss. The court dismissed the claim with respect to executive compensation but declined to dismiss the failure to monitor claim.

26	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

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
From time to time, proposals are made in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate or tax payments. Specific initiatives that may impact us include possible increases in U.S. or foreign corporate income tax rates or other changes in tax law to raise revenue, the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the recently completed base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid.
Additionally, in connection with the $5.63 billion pre-tax charge for the opioid litigation taken in the fiscal year ended June 30, 2020, and the additional $1.02 billion pre-tax charge recorded in the nine months ended March 31, 2021, we recorded net tax benefits of $488 million and $37 million, respectively, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated.
The U.S. tax law governing deductibility was changed by the Tax Act and the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits, or tax law could change again. The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for more information regarding these matters.
In the nine months ended March 31, 2021, our provision for income taxes reflects a $419 million benefit from the tax benefits of a net operating loss carryback under the CARES Act. Also as a result of this net operating loss carryback, we have filed for a federal income tax refund of $974 million. In connection with this net operating loss carryback, certain industry participants, including us, received a letter from the U.S. House of Representatives’ Committee on Oversight and Reform questioning, among other things, our plans to take tax deductions for opioid-related losses, including our use of the net operating loss carryback provisions under the CARES Act and deductibility under the Tax Act. We have responded to the letter. Additionally, legislation has been proposed that would retroactively repeal the net operating loss carryback provision of the CARES Act.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2011 through the current fiscal year. Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions for the periods from 2011 to 2014. During the three and nine months ended March 31, 2021, we have resolved all open matters with the IRS for fiscal years 2008 to 2010 as well as certain transfer pricing matters for fiscal years 2011 to 2014, which also impacted reserves for later years. This resolution has resulted in an adjustment to our provision for income taxes. New challenges related to future audits may adversely affect our effective tax rate or tax payments.

27	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Other
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
January 2021	246	$55.59	—	$943
February 2021	3,021,903	52.95	3,021,719	783
March 2021	654,899	61.10	654,681	743
Total	3,677,048	$54.40	3,676,400	$743
(1)Reflects common shares purchased through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)In the third quarter of fiscal 2021, we purchased $200 million of our common shares under an accelerated share repurchase ("ASR") program, which began on February 9, 2021 and was completed on March 31, 2021. We repurchased 3.7 million shares under the ASR at an average price paid per share of $54.40. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2021 and as of March 31, 2021, we have $743 million authorized for share repurchases remaining under this program.

28	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2021	2020	2021	2020
Revenue	$39,275	$39,157	$119,881	$116,233
Cost of products sold	37,463	37,272	114,578	110,955
Gross margin	1,812	1,885	5,303	5,278

Operating expenses:
Distribution, selling, general and administrative expenses	1,120	1,165	3,404	3,435
Restructuring and employee severance	24	(6)	81	80
Amortization and other acquisition-related costs	111	130	345	395
Impairments and (gain)/loss on disposal of assets, net	69	(1)	78	7
Litigation (recoveries)/charges, net	15	35	1,085	5,729
Operating earnings/(loss)	473	562	310	(4,368)

Other (income)/expense, net	(12)	19	(31)	21
Interest expense, net	45	60	136	189
Loss on early extinguishment of debt	—	5	1	9
Earnings/(loss) before income taxes	440	478	204	(4,587)

Provision for/(benefit from) income taxes	320	127	(293)	(237)
Net earnings/(loss)	120	351	497	(4,350)

Less: Net earnings attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$119	$350	$495	$(4,352)

Earnings/(loss) per common share attributable to Cardinal Health, Inc.:
Basic	$0.41	$1.20	$1.69	$(14.84)
Diluted	0.40	1.19	1.68	(14.84)

Weighted-average number of common shares outstanding:
Basic	292	292	293	293
Diluted	294	294	294	293

Cash dividends declared per common share	$0.4859	$0.4811	$1.4577	$1.4433
See notes to condensed consolidated financial statements.

29	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2021	2020	2021	2020
Net earnings/(loss)	$120	$351	$497	$(4,350)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	9	(17)	42	(35)
Net unrealized gain/(loss) on derivative instruments, net of tax	(4)	(21)	14	(27)
Total other comprehensive income/(loss), net of tax	5	(38)	56	(62)

Total comprehensive income/(loss)	125	313	553	(4,412)

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$124	$312	$551	$(4,414)
See notes to condensed consolidated financial statements.

30	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	March 31, 2021	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,499	$2,771
Trade receivables, net	8,727	8,264
Inventories, net	14,329	13,198
Prepaid expenses and other	2,715	1,707
Assets held for sale	1,092	—
Total current assets	30,362	25,940

Property and equipment, net	2,315	2,366
Goodwill and other intangibles, net	10,179	11,275
Other assets	1,018	1,185
Total assets	$43,874	$40,766

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,641	$21,374
Current portion of long-term obligations and other short-term borrowings	16	10
Other accrued liabilities	2,573	2,231
Liabilities related to assets held for sale	93	—
Total current liabilities	25,323	23,615

Long-term obligations, less current portion	6,715	6,765
Deferred income taxes and other liabilities	10,042	8,594

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at March 31, 2021 and June 30, 2020, respectively	2,807	2,789
Retained earnings	1,233	1,170
Common shares in treasury, at cost: 36 million shares and 34 million shares at March 31, 2021 and June 30, 2020, respectively	(2,202)	(2,066)
Accumulated other comprehensive loss	(48)	(104)
Total Cardinal Health, Inc. shareholders' equity	1,790	1,789
Noncontrolling interests	4	3
Total shareholders’ equity	1,794	1,792
Total liabilities and shareholders’ equity	$43,874	$40,766
See notes to condensed consolidated financial statements.

31	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended March 31, 2021
Balance at December 31, 2020	327	$2,778	$1,255	(33)	$(2,009)	$(53)	$4	$1,975
Net earnings			119				1	120
Other comprehensive income, net of tax						5		5
Employee stock plans activity, net of shares withheld for employee taxes	—	29		—	7			36
Share repurchase program activity		—		(4)	(200)			(200)
Dividends declared			(143)					(143)
Other			2	1			(1)	1
Balance at March 31, 2021	327	$2,807	$1,233	(36)	$(2,202)	$(48)	$4	$1,794

	Three Months Ended March 31, 2020
Balance at December 31, 2019	327	$2,752	$449	(35)	$(2,099)	$(103)	$3	$1,002
Net earnings			350				1	351
Other comprehensive loss, net of tax						(38)		(38)
Employee stock plans activity, net of shares withheld for employee taxes	—	22		—	13			35
Dividends declared			(142)					(142)
Other			(1)				(1)	(2)
Balance at March 31, 2020	327	$2,774	$656	(35)	$(2,086)	$(141)	$3	$1,206

	Nine Months Ended March 31, 2021
Balance at June 30, 2020	327	$2,789	$1,170	(35)	$(2,066)	$(104)	$3	$1,792
Net earnings			495				2	497
Other comprehensive income, net of tax						56		56
Employee stock plans activity, net of shares withheld for employee taxes	—	18		2	64			82
Share repurchase program activity		—		(4)	(200)			(200)
Dividends declared			(432)					(432)
Other				1			(1)	(1)
Balance at March 31, 2021	327	$2,807	$1,233	(36)	$(2,202)	$(48)	$4	$1,794

	Nine Months Ended March 31, 2020
Balance at June 30, 2019	327	$2,763	$5,434	(28)	$(1,790)	$(79)	$2	$6,330
Net earnings/(loss)			(4,352)				2	(4,350)
Other comprehensive loss, net of tax						(62)		(62)
Employee stock plans activity, net of shares withheld for employee taxes	—	11		—	54			65
Share repurchase program activity		—		(7)	(350)			(350)
Dividends declared			(426)					(426)
Other			—				(1)	(1)
Balance at March 31, 2020	327	$2,774	$656	(35)	$(2,086)	$(141)	$3	$1,206
See notes to condensed consolidated financial statements.

32	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net earnings/(loss)	$497	$(4,350)

Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	603	688
Impairments and (gain)/loss on disposal of assets, net	78	7
Loss on early extinguishment of debt	1	9
Share-based compensation	84	68
Provision for bad debts	49	86
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(511)	(653)
Increase in inventories	(1,323)	(8)
Increase in accounts payable	1,267	448
Other accrued liabilities and operating items, net	1,019	5,425
Net cash provided by operating activities	1,764	1,720

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(3)	—
Additions to property and equipment	(274)	(239)
Purchase of investments	(18)	(18)
Proceeds from investments	5	6
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	(290)	(249)

Cash flows from financing activities:
Net change in short-term borrowings	—	(2)
Proceeds from interest rate swap terminations	18	—
Reduction of long-term obligations	(53)	(888)
Net tax withholdings from share-based compensation	(1)	(4)
Dividends on common shares	(432)	(428)
Purchase of treasury shares	(200)	(350)
Net cash used in financing activities	(668)	(1,672)

Effect of exchange rates changes on cash and equivalents	8	(1)
Cash and equivalents reclassified to assets held for sale	(86)	—

Net increase/(decrease) in cash and equivalents	728	(202)
Cash and equivalents at beginning of period	2,771	2,531
Cash and equivalents at end of period	$3,499	$2,329

See notes to condensed consolidated financial statements.

33	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

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
References to "we," "our," and similar pronouns is in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
The COVID-19 pandemic ("COVID-19") continues to affect the U.S. and global economies, and as previously disclosed in our Fiscal 2020 Form 10-K, the pandemic began to materially affect our businesses during the three months ended March 31, 2020. The length and severity of the pandemic and of the related economic impacts to our businesses and operations are uncertain, including its ongoing impacts to our businesses and results of operations.
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
2. Assets Held for Sale
We classify assets and liabilities (the “disposal group”) as held for sale when management commits to a plan to sell the disposal group in its present condition and at a price that is reasonable in relation to its current fair value. We also consider whether an active program to locate a buyer has been initiated and if it is probable that the sale will occur within one year without significant changes to the plan to sell. Upon classification of the disposal group as held for sale, we assess the assets for impairment and cease related depreciation and amortization.
On March 12, 2021, we signed a definitive agreement with Hellman & Friedman to sell our Cordis business for gross proceeds of $927 million in cash, subject to customary purchase price adjustments, and we will retain certain working capital accounts and certain liabilities. The transaction is expected to close in the first quarter of fiscal 2022, subject to customary closing conditions and regulatory clearances. Cardinal Health will retain liability associated with lawsuits related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 6.
During the three months ended March 31, 2021, we met the criteria for the related assets and liabilities of the Cordis business to be classified as held for sale. In connection with the planned divestiture, we allocated $388 million of goodwill from the Medical Unit (within our Medical Segment) to the Cordis disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. We determined that the sale of the Cordis business does not meet the criteria to be classified as discontinued operations.
At March 31, 2021, the book value of the disposal group exceeded its fair value less costs to sell. Accordingly, we recognized a $58

34	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Table of Contents
million pre-tax write-down on the disposal group in impairments and (gain)/loss on disposal of assets in our condensed consolidated statement of earnings/(loss). This write-down includes a $2 million gain related to currency translation adjustments in accumulated other comprehensive income. We recorded a net tax expense of $7 million associated with the impact of the write-down and the required tax adjustments triggered by held for sale accounting.
The following table presents information related to the assets and liabilities that were classified as held for sale at March 31, 2021 related to the Cordis planned divestiture in the condensed consolidated balance sheets:

(in millions)	March 31, 2021
Cash and equivalents	$86
Inventories, net	175
Property and equipment, net	88
Goodwill and other intangibles, net	779
Other assets	12
Write-down of assets held for sale	(58)
Total assets held for sale	$1,082

Other accrued liabilities	$59
Deferred income taxes and other liabilities	34
Total liabilities related to assets held for sale	$93

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance:

	Three Months Ended March 31,
(in millions)	2021	2020
Employee-related	$13	$(15)
Facility exit and other	11	9
Total restructuring and employee severance	$24	$(6)

	Nine Months Ended March 31,
(in millions)	2021	2020
Employee-related	$45	$47
Facility exit and other	36	33
Total restructuring and employee severance	$81	$80

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of vendor transition fees, professional, project management and other service fees to support divestitures, accelerated depreciation, lease costs associated with vacant facilities, equipment relocation costs, project consulting fees, costs associated with restructuring our delivery of information technology infrastructure services and certain other divestiture-related costs.
Restructuring costs during both the three and nine months ended March 31, 2021 and 2020 were primarily related to the implementation of certain enterprise-wide cost-savings measures. The income during the three months ended March 31, 2020 was due to changes in estimates for severance previously accrued.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2020	$68	$28	$96
Additions	37	22	59
Payments and other adjustments	(49)	(25)	(74)
Balance at March 31, 2021	$56	$25	$81

35	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2020	$2,657	$5,700	$8,357
Goodwill acquired, net of purchase price adjustments	2	—	2
Foreign currency translation adjustments and other	—	15	15
Reclassified to assets held for sale	—	(388)	(388)
Balance at March 31, 2021	$2,659	$5,327	$7,986
In connection with the planned divestiture of our Cordis business, during the three months ended March 31, 2021, we allocated and reclassified $388 million of goodwill from the Medical Unit (within our Medical Segment) to the Cordis disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained, discussed further in Note 2.

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2021
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
IPR&D, trademarks and other	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A

Definite-life intangibles:
Customer relationships	3,331	1,925	1,406	11
Trademarks, trade names and patents	551	319	232	9
Developed technology and other	1,031	488	543	10
Total definite-life intangibles	4,913	2,732	2,181	11
Total other intangible assets	$4,925	$2,732	$2,193	N/A

	June 30, 2020
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$23	$—	$23
Total indefinite-life intangibles	23	—	23

Definite-life intangibles:
Customer relationships	3,554	1,828	1,726
Trademarks, trade names and patents	673	341	332
Developed technology and other	1,604	767	837
Total definite-life intangibles	5,831	2,936	2,895
Total other intangible assets	$5,854	$2,936	$2,918
Total amortization of intangible assets was $109 million and $129 million for the three months ended March 31, 2021 and 2020, respectively, and $337 million and $385 million for the nine months ended March 31, 2021 and 2020, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2021 through 2025 is as follows: $91 million, $314 million, $287 million, $263 million and $238 million.

36	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements

During the three months ended March 31, 2021, other intangible assets of $391 million was reclassified to assets held for sale in connection with the planned divestiture of our Cordis business, discussed further in Note 2.
5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt and Other Short-Term Borrowings
At March 31, 2021 and June 30, 2020, we had total long-term obligations, including the current portion and other short-term borrowings, of $6.7 billion and $6.8 billion, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These obligations are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $22.6 billion and $21.4 billion at March 31, 2021 and June 30, 2020, respectively.
During the nine months ended March 31, 2021, we early repurchased $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022. The repurchases were paid for with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt during the nine months ended March 31, 2021.
In November 2019, we repaid the full principal of the 2.4% Notes due 2019 at maturity for $450 million. During the nine months ended March 31, 2020, we early repurchased $247 million of the 2.616% Notes due 2022, $11 million of the 3.2% Notes due 2022, $20 million of the Floating Rate Notes due 2022, $104 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $5 million of the 4.9% Notes due 2045, and $35 million of the 4.368% Notes due 2047. The repurchases were paid for with available cash and other short-term borrowings. In connection with the early debt repurchases, we recorded a $9 million loss on early extinguishment of debt during the nine months ended March 31, 2020.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At March 31, 2021, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1 beginning March 2021. As of March 31, 2021, we were in compliance with this financial covenant.
6. Commitments, Contingent Liabilities and Litigation
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
The constitutionality of portions of the OSA has been challenged in court. In December 2018, the OSA was ruled unconstitutional by the U.S. district court for the Southern District of New York. Subsequently, New York passed a new statute that modified the assessment going forward and limited the OSA to two years (2017 and 2018). The U.S. Court of Appeals for the Second Circuit reversed the district court's decision on procedural grounds. In February 2021, the Second Circuit stayed the effect of the ruling pending a petition to the U.S. Supreme Court to review the Second Circuit's opinion. If the U.S. Supreme Court declines to take the case, or if it ultimately upholds the Second Circuit's ruling, New York State would likely seek to collect amounts allegedly owed under the OSA.
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, we recorded an aggregate accrual of $41 million for calendar year 2017 and 2018 in the nine months ended March 31, 2021 based on the estimated payment amount, which is our best estimate of the OSA payments probable at March 31, 2021.

37	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

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
In October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general; the framework is designed to resolve pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). This Settlement Framework is the basis for the continued negotiation of definitive terms and documentation.
As a result of these discussions, we have recorded total pre-tax charges of $1.02 billion and $5.63 billion in litigation charges/(recoveries), net in the nine months ended March 31, 2021 and 2020, respectively. In total, we have $6.59 billion accrued at March 31, 2021, included in deferred income taxes and other liabilities in the condensed consolidated balance sheets, which represents the cash component. We are unable to estimate the range of possible loss associated with these matters. Definitive terms for a settlement pursuant to the Settlement Framework continue to be negotiated, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of

38	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements
ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits and reaching an agreement in principle on a global settlement framework is not an admission of liability or wrongdoing.
Although COVID-19 continues to cause some uncertainty with respect to trial dates, trials are resuming in certain jurisdictions. A trial in West Virginia in the Cabell County and City of Huntington cases began on May 3, 2021. A liability-only trial in the cases brought by the New York Attorney General and Nassau and Suffolk Counties is currently scheduled for June 2021 and trials in the cases brought by the Ohio and Washington Attorneys General are scheduled to begin in September 2021.
Private Plaintiffs
The Settlement Framework does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals. Private parties had brought approximately 430 lawsuits as of May 3, 2021. Of these, 127 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. A trial in one case is currently scheduled to begin in October 2021; however trial dates remain uncertain due in part to circumstances arising from the COVID-19 pandemic. We are vigorously defending ourselves in these matters.
Insurance Litigation
We are involved in legal proceedings with two insurers related to the availability of insurance coverage for the lawsuits described above. In October 2020, we filed a complaint for declaratory judgment against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) seeking a declaration that National Union is obligated to reimburse us for defense costs incurred in connection with the lawsuits described above. In January, 2021, Swiss Re International SE commenced an arbitration in London seeking a determination that it does not have an obligation to reimburse us for defense and indemnity expenses incurred in connection with the lawsuits described above. We have not recorded a receivable for any recoveries related to these insurance litigation matters as of March 31, 2021.
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
Cordis Product Liability Lawsuits
As of May 3, 2021, we are named as a defendant in 396 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,046 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava ("IVC") filter products. Another 31 lawsuits involving similar claims by approximately 36 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. We continue to vigorously defend ourselves in these lawsuits and are engaged in resolution discussions with certain plaintiffs.
At March 31, 2021, we had a total of $514 million net of estimated insurance recoveries, accrued for losses and legal defense costs related to the Cordis IVC filter lawsuits which are presented on a gross basis in the condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $1.01 billion, net of estimated insurance recoveries. The sale of the Cordis disposal group does not include product liability related to the IVC filters in the U.S. and Canada, which we will retain.
SEC Investigation
In February 2021, we received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents from 2015 through 2019 relating to inventory in the Cordis business, analysis of goodwill of the Medical segment and other matters. We are cooperating with this inquiry and cannot predict its outcome or duration.
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

39	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements
Specialty Solutions DOJ Investigation
In November 2018, the United States Attorney’s Office for the District of Massachusetts (the "USAO") commenced an investigation pertaining to the U.S. federal healthcare fraud and abuse laws. These requests sought, among other things, documents and information relating to discounts and rebates offered or provided to certain Specialty Solutions customers. We are cooperating with these requests and are engaged in resolution discussions with the USAO. In connection with these discussions, we recorded $13 million of expense within litigation charges/(recoveries) on our condensed consolidated statement of operations during the three months ended March 31, 2021. We are not able to estimate a range of reasonably possible additional losses or other remedial measures for this matter.
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
Antitrust Litigation Proceeds
In April 2021, we received cash proceeds resulting from settlements of lawsuits in which we were a class member of approximately $100 million, which will be recognized in litigation (recoveries)/charges, net, in the fourth quarter of fiscal year 2021.
7. Income Taxes
Fluctuations in our provision for/(benefit from) income taxes as a percentage of pretax earnings (“effective tax rate”) are generally due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Tax Effects of Self-Insurance Pre-tax Loss
During the nine months ended March 31, 2021, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security ("CARES") Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during the nine months ended March 31, 2021 included a $419 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We have filed for a federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our condensed consolidated balance sheet at March 31, 2021. We also increased our non-current deferred tax liability by approximately $700 million during the nine months ended March 31, 2021 related to this matter.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of tax law; however, it is possible that the tax authorities could challenge these tax benefits or that the tax law could change. The actual amount of the tax benefit may differ materially from these estimates.
Tax Effects of Opioid Litigation Charges
In connection with the $1.02 billion and $5.63 billion pre-tax charges for the opioid litigation, during the nine months ended March 31, 2021 and 2020, respectively, the net tax benefits are $37 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $35 million and $468 million, respectively. Due to our assessment of non-deductibility for certain components considered in the fiscal 2021 and 2020 charges, the tax benefit for fiscal 2021 compared to fiscal 2020 resulted in a relatively lower tax benefit. Our assumptions and estimates around this benefit and uncertain tax

40	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements
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
In conjunction with the initial opioid litigation accrual during the nine months ended March 31, 2020, the tax effect of the charge was treated as a discrete item because it was considered unusual or infrequent. However, the tax effect of the charge during the three months ended September 30, 2020 was included in our estimated annual effective tax rate because it was no longer considered unusual or infrequent. The inclusion of the relatively lower tax benefit of the current fiscal year charge in our estimated annual effective tax rate significantly increased the estimated annual effective tax rate for fiscal 2021. As such, the amount of tax expense increased by approximately $140 million during the three months ended March 31, 2021 while the amount of tax benefit increased by approximately $180 million during the nine months ended March 31, 2021 compared to the tax impacts that would have been recognized without the opioid litigation charge. As stated above, the benefit as of the end of fiscal 2021 is expected to be $37 million.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the U.S. Tax Cuts and Jobs Act ("Tax Act"); however, these estimates require significant judgment since the definitive settlement terms and documentation, including provisions related to deductibility, under the Settlement Framework have not been negotiated and the U.S. tax law governing deductibility was changed by the Tax Act. Further, it is possible that the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits or that the tax law could change. The actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates.
Effective Tax Rate
During the three months ended March 31, 2021 and 2020, the effective tax rate was 72.8 percent and 26.8 percent, respectively. The change in the effective tax rate compared to the prior period was primarily due to the adverse tax impacts of the opioid litigation accrual, the resolution of certain transfer pricing matters with the IRS and withholding taxes for planned distributions from foreign subsidiaries.
During the nine months ended March 31, 2021 and 2020, the effective tax rate was (143.3) percent and 5.2 percent, respectively. Included in the effective tax rate for the nine months ended March 31, 2021 was the $419 million benefit from a net operating loss carryback primarily related to a self-insurance pre-tax loss. Included in both the nine months ended March 31, 2021 and 2020 were net tax benefits related to the treatment of the tax impacts of opioid litigation charges.
Unrecognized Tax Benefits
At March 31, 2021 and June 30, 2020, we had $785 million and $998 million of unrecognized tax benefits, respectively. The March 31, 2021 and June 30, 2020 balances include $703 million and $753 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2021 and June 30, 2020, we had $73 million and $146 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $90 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2011 through the current fiscal year. Tax laws are complex and subject to varying interpretations.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $119 million and $176 million at March 31, 2021 and June 30, 2020, respectively, and is included in prepaid expenses and other assets and other assets in the condensed consolidated balance sheets. The indemnification receivable was reduced based on the ongoing negotiations with the IRS.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $19 million at both March 31, 2021 and June 30, 2020,

41	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements
respectively, and is included in other assets in the condensed consolidated balance sheet.
Future adjustments to the financial statements may be necessary as final tax regulations related to U.S. Tax Reform are issued. We will assess any impact as additional guidance is issued.
8. Fair Value Measurements
Assets and (Liabilities) Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,944	$—	$—	$1,944
Other investments (1)	118	—	—	118
Forward contracts (2)	—	41	—	41

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$721	$—	$—	$721
Other investments (1)	114	—	—	114
Forward contracts (2)	—	53	—	53
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

Assets and (Liabilities) Measured on a Nonrecurring Basis
Assets and liabilities held for sale of $1.1 billion and $93 million, respectively, at March 31, 2021 are primarily related to the planned divestiture of our Cordis business. These estimated fair values utilized Level 3 unobservable inputs based on expected sales proceeds following a competitive bidding process. See Note 2 for additional information regarding assets and liabilities held for sale.

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

42	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements
earnings/(loss). For the three and nine months ended March 31, 2021 and 2020, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the three and nine months ended March 31, 2021, we unwound certain interest rate swap contracts with the notional amount of $550 million. In connection with the unwind of these contracts, we received cash proceeds of $18 million. The related gain will be recognized in interest expense, net in our statements of earnings/(loss) over the remaining term of the debt agreement, which matures in March 2023.
During the three and nine months ended March 31, 2021, we entered into a pay-floating interest rate swap with total notional amounts of $200 million. This swap has been designated as fair value hedges of our fixed rate debt and is included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
In connection with the debt repayment as described in Note 5, two pay-floating interest rate swaps with notional amounts of $200 million matured in the second quarter of fiscal 2020.
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
During the nine months ended March 31, 2020, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt. During the three and nine months ended March 31, 2021, we terminated these swaps and reclassified an immaterial deferred gain from accumulated other comprehensive loss into interest expense, net in our condensed consolidated statements of earnings/(loss) because the forecasted transactions were probable of not occurring. At March 31, 2021, we had no outstanding forward interest rate swaps designated as cash-flow hedges.
Pre-tax gain and loss recognized in other comprehensive loss was a $13 million gain and a $20 million loss during the three months ended March 31, 2021 and 2020, respectively, and a $20 million gain and a $20 million loss in the nine months ended March 31, 2021 and 2020, respectively. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and nine months ended March 31, 2021 and 2020. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $49 million gain and a $18 million gain during the three months ended March 31, 2021 and 2020, respectively, and a $3 million loss and a $35 million gain during the nine months ended March 31, 2021 and 2020, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $5 million during the three months ended March 31, 2021 and 2020, and $14 million and $11 million during the nine months ended March 31, 2021 and 2020, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $4 million loss and $7 million loss during the nine months ended March 31, 2021 and 2020, respectively. The principal currencies managed through foreign currency contracts are Chinese renminbi, Canadian dollar, European euro and Japanese yen.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at March 31, 2021 and June 30, 2020 approximate fair value due to their short-term maturities.

43	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2021	June 30, 2020
Estimated fair value	$7,177	$7,273
Carrying amount	6,731	6,775
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Equity
During the three and nine months ended March 31, 2021, we repurchased 3.7 million common shares having an aggregate cost of $200 million. The average price paid per common share was $54.40. These repurchases were made under an accelerated share repurchase ("ASR") program, which began on February 9, 2021 and was completed on March 31, 2021.
During the nine months ended March 31, 2020, we repurchased 7.3 million common shares having an aggregate cost of $350 million. The average price paid per common share was $48.00. These repurchases were made under an ASR program, which began on August 20, 2019 and was completed on December 4, 2019.
We funded the repurchases with available cash and short-term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2020	$(92)	$(12)	$(104)
Other comprehensive income, before reclassifications	42	11	53
Amounts reclassified to earnings	—	3	3
Total other comprehensive income attributable to Cardinal Health, Inc. net of tax	42	14	56
Balance at March 31, 2021	$(50)	$2	$(48)
11. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31,
(in millions)	2021	2020
Weighted-average common shares–basic	292	292
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	2
Weighted-average common shares–diluted	294	294

	Nine Months Ended March 31,
(in millions)	2021	2020
Weighted-average common shares–basic	293	293
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	—
Weighted-average common shares–diluted	294	293
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive were 3 million for the three months ended March 31, 2021 and 4 million for the nine months ended March 31, 2021.
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

44	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

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
Revenue
The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended March 31,
(in millions)	2021	2020
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$34,903	$34,899
Nuclear and Precision Health Solutions	201	213
Pharmaceutical segment revenue	35,104	35,112
Medical distribution and products (3)	3,638	3,539
Cardinal Health at-Home Solutions	536	512
Medical segment revenue	4,174	4,051
Total segment revenue	39,278	39,163
Corporate (4)	(3)	(6)
Total revenue	$39,275	$39,157

	Nine Months Ended March 31,
(in millions)	2021	2020
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$106,859	$103,612
Nuclear and Precision Health Solutions	593	642
Pharmaceutical segment revenue	107,452	104,254
Medical distribution and products (3)	10,805	10,483
Cardinal Health at-Home Solutions	1,636	1,508
Medical segment revenue	12,441	11,991
Total segment revenue	119,893	116,245
Corporate (4)	(12)	(12)
Total revenue	$119,881	$116,233
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services."
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following tables present revenue by geographic area:

	Three Months Ended March 31,
(in millions)	2021	2020
United States	$38,089	$38,073
International	1,189	1,090
Total segment revenue	39,278	39,163
Corporate (1)	(3)	(6)
Total revenue	$39,275	$39,157

	Nine Months Ended March 31,
(in millions)	2021	2020
United States	$116,425	$113,053
International	3,468	3,192
Total segment revenue	119,893	116,245
Corporate (1)	(12)	(12)
Total revenue	$119,881	$116,233
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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $4 million and $17 million for the three months ended March 31, 2021 and 2020, and $15 million and $37 million for the nine months ended March 31, 2021 and 2020, respectively.

45	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements

In connection with the planned divestiture of the Cordis business, we recognized a $58 million pre-tax write-down of the net assets held for sale during the three and nine months ended March 31, 2021, which was retained at Corporate.
In connection with the opioid litigation as discussed further in Note 6, we recognized pre-tax charges of $1.02 billion and $5.63 billion during the nine months ended March 31, 2021 and 2020, respectively, which were retained at Corporate.
In connection with the New York Opioid Stewardship Act as discussed further in Note 6, we recognized a pre-tax charge of $41 million during the nine months ended March 31, 2021, related to calendar year 2017 and 2018 assessments, which was retained at Corporate.
In connection with a voluntary recall for certain surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns, we recognized a pre-tax charge of $95 million during the nine months ended March 31, 2020 which was retained at Corporate.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2021	2020
Pharmaceutical	$511	$534
Medical	174	178
Total segment profit	685	712
Corporate	(212)	(150)
Total operating earnings	$473	$562

	Nine Months Ended March 31,
(in millions)	2021	2020
Pharmaceutical	$1,326	$1,394
Medical	640	543
Total segment profit	1,966	1,937
Corporate	(1,656)	(6,305)
Total operating earnings/(loss)	$310	$(4,368)
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2021	June 30, 2020
Pharmaceutical	$23,078	$22,398
Medical (1)	15,280	14,691
Corporate	5,516	3,677
Total assets	$43,874	$40,766
(1)Assets of $1.1 billion classified as held for sale related to the Cordis planned divestiture were included within Medical at March 31, 2021.
13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2021	2020
Restricted share unit expense	$20	$20
Employee stock option expense	—	1
Performance share unit expense	13	6
Total share-based compensation	$33	$27

	Nine Months Ended March 31,
(in millions)	2021	2020
Restricted share unit expense	$56	$53
Employee stock option expense	—	3
Performance share unit expense	28	12
Total share-based compensation	$84	$68
The total tax benefit related to share-based compensation was $5 million for both the three months ended March 31, 2021 and 2020, respectively, and $12 million for both the nine months ended March 31, 2021 and 2020, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2020	3	$45.92
Granted	2	53.67
Vested	(1)	49.45
Canceled and forfeited	(1)	48.52
Nonvested at March 31, 2021	3	$48.96
At March 31, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $90 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

46	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Notes to Financial Statements

The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2020	5	$65.15
Granted	—	—
Exercised	(1)	40.94
Canceled and forfeited	—	—
Outstanding at March 31, 2021	4	$67.60
Exercisable at March 31, 2021	4	$67.80
At March 31, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $0.2 million, which is expected to be recognized over a weighted-average period of two years.
The following tables provide additional detail related to stock options:

(in millions)	March 31, 2021	June 30, 2020
Aggregate intrinsic value of outstanding options at period end	$17	$12
Aggregate intrinsic value of exercisable options at period end	17	12

(in years)	March 31, 2021	June 30, 2020
Weighted-average remaining contractual life of outstanding options	4	5
Weighted-average remaining contractual life of exercisable options	4	5
Performance Share Units
Performance share units vest over a 3-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2020	1.3	$54.24
Granted	0.4	55.45
Vested	—	—
Canceled and forfeited	(0.1)	52.54
Nonvested at March 31, 2021	1.6	$60.32
At March 31, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $41 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.

47	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
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

48	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	29
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4	Controls and Procedures	25

	Part II. Other Information
Item 1	Legal Proceedings	26
Item 1A	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	48
	Signatures	50

N/A	Not applicable

49	Cardinal Health | Q3 Fiscal 2021 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 6, 2021	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Financial Officer

50	Cardinal Health | Q3 Fiscal 2021 Form 10-Q