Form 10-K
period 2021-06-30
CARDINAL HEALTH INC
filed 2021-08-16
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☑
The aggregate market value of voting stock held by non-affiliates on December 31, 2020, was the following: $15,693,865,917.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2021, was the following: 290,441,408.

Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2021 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2021 Form 10-K

1	Cardinal Health | Fiscal 2021 Form 10-K

Introduction

Introduction
References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health" and similar pronouns refer to Cardinal Health, Inc. and its majority-owned subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2022, 2021, 2020, 2019, 2018 and 2017 are to the fiscal years ended June 30, 2022, 2021, 2020, 2019, 2018 and 2017, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2021.
Non-GAAP Financial Measures
In this report, including in the "Fiscal 2021 Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this report.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our MD&A within this Form 10-K generally discusses fiscal 2021 and fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020. Fiscal 2019 items and discussions of year-to-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the "Fiscal 2020 Form 10-K").
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

2	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	About Cardinal Health

Management's Discussion and Analysis of Financial Condition and Results of Operations
About Cardinal Health

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical.
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

Cardinal Health | Fiscal 2021 Form 10-K	3

MD&A	Results of Operations
Consolidated Results

Fiscal 2021 Overview

Revenue
Revenue for fiscal 2021 was $162.5 billion, a 6 percent increase from the prior year, primarily due to sales growth from pharmaceutical distribution and specialty solutions customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

(in millions)	2021	2020	Change
GAAP operating earnings/(loss)	$472	$(4,098)	N.M.
Surgical gown recall costs/(income)	(28)	85
State opioid assessment related to prior fiscal years	38	3
Restructuring and employee severance	114	122
Amortization and other acquisition-related costs	451	524
Impairments and (gain)/loss on disposal of assets	79	7
Litigation (recoveries)/charges, net	1,129	5,741
Non-GAAP operating earnings	$2,255	$2,384	(5)%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating earnings of $472 million and a GAAP operating loss of $4.1 billion during fiscal 2021 and 2020, respectively, which includes pre-tax charges of $1.17 billion and $5.63 billion, respectively, recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See further description of opioid lawsuits in the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements."
GAAP and Non-GAAP operating earnings during fiscal 2021 were adversely impacted by COVID-19, which includes an inventory reserve recorded to reduce the carrying value of certain Medical segment personal protective equipment, primarily certain categories of gloves, to net realizable value. Personal protective equipment ("PPE") refers to protective clothing, medical and non-medical grade gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness. See Significant Developments in Fiscal 2021 and Trends section in this MD&A for additional information. Volume declines in our Pharmaceutical segment generics program, which includes the impact of COVID-19, also had an adverse impact. These factors were partially offset by the beneficial impact of enterprise-wide cost-savings measures, including global manufacturing efficiencies in the Medical segment, and higher contribution from branded pharmaceutical sales mix.
GAAP and Non-GAAP Diluted EPS

($ per share)	2021 (2)	2020 (2) (3)	Change
GAAP diluted EPS (1)	$2.08	$(12.61)	N.M.
Surgical gown recall costs/(income)	(0.07)	0.22
State opioid assessment related to prior fiscal years	0.10	0.01
Restructuring and employee severance	0.29	0.31
Amortization and other acquisition-related costs	1.13	1.34
Impairments and (gain)/loss on disposal of assets	0.21	0.02
Litigation (recoveries)/charges, net (4)	1.78	17.84
Loss on early extinguishment of debt	0.04	0.04
(Gain)/loss on sale of equity interest in naviHealth	0.01	(1.68)
Transitional tax benefit, net	—	(0.01)
Non-GAAP diluted EPS (1)	$5.57	$5.45	2%
The sum of the components and certain computations may reflect rounding adjustments.
(1)Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS" or "diluted loss per share")
(2)The reconciling items are presented within this table net of tax, except for transitional tax benefit, net. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the section titled "Explanation and Reconciliation of Non-GAAP Financial Measures."

4	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Results of Operations
(3)For fiscal 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Fiscal 2020 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.
(4)Litigation (recoveries)/charges, net, includes a tax benefit recorded during fiscal 2021 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The total benefit from the net operating loss carryback was $424 million; however, for purposes of Non-GAAP financial measures, we allocated $389 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $35 million is included in non-GAAP measures.
The charges we recognized in fiscal 2021 and 2020 for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications had a $(3.21) and $(17.54) per share after-tax impact on GAAP diluted EPS, respectively.
During fiscal 2021, GAAP and non-GAAP diluted EPS were positively impacted by $1.44 and $0.12 per share, respectively, due to a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss, as further described in Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements."
GAAP diluted EPS during fiscal 2020 was favorably impacted by a $1.68 per share gain from the sale of the remainder of our equity interest in naviHealth described further in Note 2 of the "Notes to Consolidated Financial Statements."
Cash and Equivalents

Our cash and equivalents balance was $3.4 billion at June 30, 2021 compared to $2.8 billion at June 30, 2020. The increase in cash during fiscal 2021 was due to net cash provided by operating activities of $2.4 billion, offset by cash deployed of $573 million for dividends, $570 million for debt repayments, $400 million for capital expenditures, and $200 million for share repurchases.

Cardinal Health | Fiscal 2021 Form 10-K	5

MD&A	Results of Operations
Significant Developments in Fiscal 2021 and Trends
COVID-19

The COVID-19 pandemic ("COVID-19") continues to affect the U.S. and global economies, and as previously disclosed, the pandemic began to materially affect our businesses during the third quarter of fiscal 2020. The length and severity of the pandemic and its impacts on our businesses and results of operations are uncertain.
COVID-19 had a negative impact on our consolidated operating earnings/(loss) in fiscal 2021 and fiscal 2020. We estimate that the impact on fiscal 2021 operating earnings was approximately $200 million greater than on fiscal 2020 operating earnings, and we estimate that the impact on fiscal 2020 operating earnings/(loss) was approximately $100 million.
Pharmaceutical segment profit has been negatively impacted by COVID-19 largely due to volume declines in our generics program and Nuclear and Precision Health Solutions. While fiscal 2021 volumes within our generics program were lower than levels prior to COVID-19, the impact on Pharmaceutical segment profit improved on a year-over-year basis during the fourth quarter of fiscal 2021. Similarly, in comparison to prior year, the impact of COVID-19 on Nuclear and Precision Health Solutions was positive for Pharmaceutical segment profit during the fourth quarter of fiscal 2021.
Our Medical segment experienced dramatically increased demand for certain personal protective equipment due to COVID-19. Personal protective equipment ("PPE") refers to protective clothing, medical and non-medical grade gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness. The peak of this heightened demand was during the second and third quarters of fiscal 2021. This increased demand resulted in higher sales volume for certain products, increased costs to manufacture and source these products and higher inventory levels to meet customer commitments. As a result, we sought out additional sources for these products and to mitigate the impact of these cost increases, we have raised our selling prices for the affected products. During the fourth quarter of fiscal 2021, selling prices and customer demand for certain PPE decreased as compared to the peak, and we expect this decline to continue into fiscal 2022. This resulted in inventory cost above net realizable value, requiring an inventory reserve of $197 million, primarily related to certain categories of gloves, which adversely impacted Medical segment profit. Our estimates for customer demand and selling prices are inherently uncertain and if customer demand or selling prices decline in the future beyond our current assumptions, additional inventory reserves may be required that would adversely impact Medical segment profit. See Critical Accounting Policies and Sensitive Accounting Estimates section in this MD&A for additional information.
During fiscal 2021, COVID-19 benefited Medical segment profit in some ways as well. Higher volumes in our laboratory business and cost savings positively impacted Medical segment profit. Additionally, despite declining customer demand and selling prices in some categories of PPE as described above, Medical segment profit was benefited by pricing actions intended to mitigate the impact of cost increases in certain other PPE categories. In addition, while lower demand for surgical products resulting from reduced elective procedures had an adverse impact on Medical segment profit during the first nine months of fiscal 2021, demand improved during the fourth quarter of fiscal 2021 and was a positive contributor to year-over-year segment profit.
We currently anticipate that the negative impact of the COVID-19 pandemic on operating earnings will be less in fiscal 2022 than it was in fiscal 2021, which includes the inventory reserve of $197 million described above. As a result, in comparison to prior year, we expect the COVID-19 impact for fiscal 2022 will be positive. However, we cannot estimate the length or severity of the COVID-19 pandemic or of the related U.S. or global economic consequences on our businesses and results of operations, including whether and when historic economic and operating conditions will resume, or its impact on our business, financial position, results of operations or cash flow. Its impact may be greater or less than we anticipate.

Opioid Lawsuits

In July 2021, we announced that we and two other national distributors have negotiated a proposed settlement agreement (the “Proposed Settlement Agreement”) and settlement process that, if all conditions are satisfied (including Boards of Directors' approval), would result in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities.
West Virginia subdivisions and Native American tribes are not a part of this settlement process and we have been involved in separate negotiations with these groups. The settlement process does not contemplate participation by any non-governmental or non-political entities or individuals. In connection with the negotiations of the Proposed Settlement Agreement, we and the two other national distributors entered into a settlement with the State of New York and its participating subdivisions. If the Proposed Settlement Agreement becomes effective, New York and its participating subdivisions will become a part of it.

6	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Results of Operations
The Proposed Settlement Agreement is subject to contingencies and will not become effective unless and until the Boards of Directors of the three distributors each make separate independent determinations that (1) following a sign-on period, a sufficient number of states have agreed to the Proposed Settlement Agreement (the “Settling States”); and, subsequently, (2) following a notice period, that a sufficient number of states and political subdivisions, including those that have not sued, have agreed to the Agreement (or otherwise had their claims foreclosed) to proceed to effectiveness. Prior to the second determination, the Settling States will also have an opportunity to make a determination as to whether a sufficient number of political subdivisions have agreed to the Proposed Settlement Agreement (or otherwise had their claims foreclosed) to proceed with the Proposed Settlement Agreement. This process is currently contemplated to end in February 2022, although it may be extended by agreement. It is possible that a sufficient number of states and subdivisions will not agree to the Proposed Settlement Agreement or that other required contingencies will not be satisfied.
If these conditions are satisfied, the Proposed Settlement Agreement would become effective 60 days after the distributors determine that there is sufficient participation among political subdivisions. During this 60-day period, the Settling States and the distributors would cooperate to obtain consent judgments in each participating state embodying the terms of the Settlement.
The Proposed Settlement Agreement includes a cash component, pursuant to which the Company would pay up to $6.37 billion, the majority of which would be paid over 18 years. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring opioid lawsuits by political subdivisions), and the extent to which political subdivisions in Settling States file additional opioid lawsuits against the Company after the Proposed Settlement Agreement becomes effective.
The Proposed Settlement Agreement also includes injunctive relief terms relating to settling distributors’ controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating our controlled substances monitoring program; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will be selected to oversee compliance with these provisions for a period of five years. In addition, we and the two other national distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting; distributors will fund the clearinghouse for ten years.
Additionally, a trial before a judge in West Virginia in the Cabell County and City of Huntington cases concluded in July 2021 and the judge has not yet issued a decision. In addition, a trial in the case brought by the Ohio Attorney General is scheduled to begin in September 2021 and a trial in the case brought by the Washington Attorney General is scheduled to begin in November 2021. The Ohio Attorney General has issued a press release indicating support for the Proposed Settlement Agreement; however, the Washington Attorney General has issued a press release stating that Washington will not agree to the Proposed Settlement Agreement.
In connection with the opioid lawsuits and settlement negotiations, we have recorded total pre-tax charges of $1.17 billion and $5.63 billion in litigation charges/(recoveries), net in the years ended June 30, 2021 and 2020, respectively. In total, we have $6.73 billion accrued at June 30, 2021, of which $405 million is included in other accrued liabilities, as we expect to make our first annual settlement payment into escrow on or before September 30, 2021, and the remainder is included in deferred income taxes and other liabilities in the consolidated balance sheets. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
Tax Effect of Opioid Litigation Charges
The net tax benefits associated with the opioid litigation charges are $228 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $219 million and $469 million, respectively. The fiscal 2021 net tax benefit and unrecognized tax benefits were primarily due to our assessment of the specific terms of the Proposed Settlement Agreement. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit may differ materially from these estimates. See Note 8 of the "Notes to Consolidated Financial Statements" for additional information.

Tax Effects of Self-Insurance Pre-Tax Loss

During fiscal 2021, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the CARES Act enacted by the United States Congress in March 2020.

Cardinal Health | Fiscal 2021 Form 10-K	7

MD&A	Results of Operations
Accordingly, our provision for income taxes during fiscal 2021 included a $424 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We have filed for a U.S. federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our consolidated balance sheet at June 30, 2021. We also increased our non-current deferred tax liability by approximately $700 million during fiscal 2021 related to this matter.
We have recorded these amounts based on management's judgment and our current understanding of tax law; however, it is possible that the tax authorities could challenge these tax benefits or that the tax law could change. The actual amount or timing of the tax benefit may differ from these expectations. See Note 8 of the "Notes to Consolidated Financial Statements" for additional information.

Cordis Divestiture

On March 12, 2021, we announced that we signed a definitive agreement to sell our Cordis business to Hellman & Friedman for proceeds of $927 million in cash, subject to customary purchase price adjustments, and we retained certain working capital accounts and product liability for lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada as described in Note 7 of the “Notes to Consolidated Financial Statements.” The transaction closed on August 2, 2021, and we received proceeds of $927 million, net of cash transferred. In connection with the closing, we entered into a Transition Services Agreement ("TSA") with the buyer to provide support functions for a period of up to twenty-four months following the sale. See Note 2 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2021, we recognized a $60 million pre-tax write-down of the net assets held for sale in impairment and (gain)/loss on disposal of assets in the consolidated statement of earnings/(loss). We recorded a net tax expense of $9 million associated with the impact of the write-down and the required tax adjustments related to held for sale accounting.
In connection with the divestiture, during fiscal 2021 we recognized costs of $28 million associated with exit or disposal activities. We expect to record up to $100 million of additional costs associated with these activities, primarily during fiscal 2022. These costs are recorded in restructuring and employee severance in our consolidated statements of earnings/(loss). We expect these charges to consist of approximately $83 million of professional, project management and other service fees to support the divestiture; $19 million of employee-related costs; and additional expenses from facility exits and other restructuring activities.
We expect the divestiture of the Cordis business will decrease annual Medical segment revenue by approximately $800 million and adversely impact Medical segment profit by approximately $80 million. The divestiture of our Cordis business is subject to risks and uncertainties that may further adversely impact Medical segment profit. For example, the TSA period may be extended beyond our current expectations or could have unintended consequences, and the costs associated with the exit or disposal activities and stranded costs could be greater than anticipated.

Pharmaceutical Segment

The performance of our Pharmaceutical segment generics program adversely impacted the year-over-year comparison of Pharmaceutical segment profit in fiscal 2021 due to volume declines in our generics program, including the impact of COVID-19. The Pharmaceutical segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes and the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"). In August 2021, we amended our agreement with CVS Health to extend the term of the Red Oak Sourcing agreement through June 2029. The frequency, timing, magnitude and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, and branded and generic pharmaceutical manufacturer pricing changes remain uncertain as does their impact on Pharmaceutical segment profit and consolidated operating earnings in fiscal 2022.

Medical Segment

In the fourth quarter of fiscal 2021, our Medical segment experienced increased supply chain costs, primarily related to transportation, labor and commodities. While we are taking actions to mitigate the impact of these and other sourcing cost increases primarily through cost-savings measures, including global manufacturing efficiencies, we expect these increased costs to adversely impact Medical segment profit in fiscal 2022.

8	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Results of Operations

Information Technology Investments

Our Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating systems. Within the Medical segment, Cardinal Health at-Home Solutions is also investing in a system transformation. We expect that these investments will result in increased project-related expenses and depreciation related to capital expenditures, which will negatively impact operating earnings and segment profit in fiscal 2022 and beyond.

Cardinal Health | Fiscal 2021 Form 10-K	9

MD&A	Results of Operations
Results of Operations
Revenue

	Revenue
(in millions)	2021	2020	Change
Pharmaceutical	$145,796	$137,495	6%
Medical	16,687	15,444	8%
Total segment revenue	162,483	152,939	6%
Corporate	(16)	(17)	N.M.
Total revenue	$162,467	$152,922	6%

Fiscal 2021 Compared to Fiscal 2020

Pharmaceutical Segment
Fiscal 2021 Pharmaceutical segment revenue grew by $8.3 billion primarily due to sales growth from pharmaceutical distribution and specialty solutions customers, which together increased revenue by $8.1 billion.
Medical Segment
Fiscal 2021 Medical segment revenue increased primarily within products and distribution, which increased revenue by $1.1 billion, primarily due to a net benefit from COVID-19, including the positive impact of PPE and higher volumes in our laboratory business.
Cost of Products Sold

Cost of products sold for fiscal 2021 increased $9.6 billion (7 percent) due to the factors affecting the changes in revenue and gross margin.

10	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Results of Operations
Gross Margin

	Consolidated Gross Margin
(in millions)	2021	2020	Change
Gross margin	$6,778	$6,868	(1)%
Fiscal 2021 Compared to Fiscal 2020

Fiscal 2021 consolidated gross margin decreased primarily due to the adverse impact of COVID-19, which includes an inventory reserve recorded to reduce the carrying value of certain Medical segment PPE, primarily certain categories of gloves, to net realizable value, partially offset by higher volumes in our laboratory business. For additional information regarding inventory reserves, see Significant Developments in Fiscal 2021 and Trends section in this MD&A. Volume declines in our Pharmaceutical segment generics program, which includes the impact of COVID-19, also had an adverse impact. These factors were partially offset by higher contribution from branded pharmaceutical sales mix and the beneficial comparison of the current year insurance recoveries with the prior-year charge in connection with a voluntary recall for certain surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns (together, the "Recalls").
Gross margin rate declined during fiscal 2021 mainly due to changes in pharmaceutical distribution product sales mix and an inventory reserve recorded to reduce the carrying value of certain Medical segment PPE to net realizable value. While branded pharmaceutical sales contributed positively to gross margin dollars during fiscal 2021, they had a dilutive impact on our overall gross margin rate.

Cardinal Health | Fiscal 2021 Form 10-K	11

MD&A	Results of Operations

Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses
(in millions)	2021	2020	Change
SG&A expenses	$4,533	$4,572	(1)%
Fiscal 2021 Compared to Fiscal 2020

Fiscal 2021 SG&A expenses decreased primarily due to the beneficial impact of enterprise-wide cost-savings measures. The year-over-year comparison was also favorably impacted by the $37 million charge in connection with the Recalls recognized during fiscal 2020. These factors were partially offset by information technology investments and the $41 million assessment on prescription opioid medications that were sold or distributed in New York state in calendar years 2017 and 2018. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.

12	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings
(in millions)	2021	2020	Change
Pharmaceutical	$1,684	$1,753	(4)%
Medical	577	663	(13)%
Total segment profit	2,261	2,416	(6)%
Corporate	(1,789)	(6,514)	N.M.
Total consolidated operating earnings/(loss)	$472	$(4,098)	N.M.
Fiscal 2021 Compared to Fiscal 2020

Pharmaceutical Segment Profit
Fiscal 2021 Pharmaceutical segment profit was adversely impacted due to volume declines in our generics program, including the impact of COVID-19, partially offset by higher contribution from branded pharmaceutical sales mix.
Pharmaceutical segment financial results do not include the $1.17 billion and $5.63 billion charges associated with the opioid litigation during fiscal 2021 and 2020, respectively. See Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements" for additional information. In addition, Pharmaceutical segment financial results do not include the $41 million assessment on prescription opioid medications that were sold or distributed in New York state in calendar years 2017 and 2018. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.
Medical Segment Profit
Fiscal 2021 Medical segment profit decreased largely due to the adverse impact of COVID-19, which primarily includes an inventory reserve recorded to reduce the carrying value of certain PPE, primarily certain categories of gloves, to net realizable value, partially offset by higher volumes in our laboratory business. In addition, enterprise-wide cost-savings measures, including global manufacturing efficiencies, had a positive impact on Medical segment profit.
Corporate
The changes in Corporate during fiscal 2021 are due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

Cardinal Health | Fiscal 2021 Form 10-K	13

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

(in millions)	2021	2020
Restructuring and employee severance	$114	$122
Amortization and other acquisition-related costs	451	524
Impairments and (gain)/loss on disposal of assets, net	79	7
Litigation (recoveries)/charges, net	1,129	5,741
Restructuring and Employee Severance
In fiscal 2021, restructuring costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and the divestiture of our Cordis business. In fiscal 2020, restructuring costs were primarily related to the implementation of certain enterprise-wide cost-savings measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $428 million and $512 million for fiscal 2021 and 2020, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During fiscal 2021, we recognized a $60 million pre-tax write-down of the assets held for sale from the divestiture of our Cordis business. See the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 2 of the "Notes to Consolidated Financial Statements" for additional information.
Litigation (Recoveries)/Charges, Net
During fiscal 2021 and 2020, we recognized pre-tax charges of $1.17 billion and $5.63 billion, respectively, associated with certain opioid matters. See Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2021 and 2020, we recognized $56 million and $103 million, respectively, of estimated losses and legal defense costs associated with the IVC filter product liability claims.
During fiscal 2021 and 2020, we recognized income of $112 million and $16 million, respectively, for recoveries in class action antitrust lawsuits in which we were a class member.
Other Components of Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

(in millions)	2021	2020	Change
Other (income)/expense, net	$(47)	$(1)	N.M.
Interest expense, net	180	238	(24)%
Loss on early extinguishment of debt	14	16	N.M.
(Gain)/Loss on sale of equity interest in naviHealth	2	(579)	N.M.
Other (Income)/Expense, Net
During fiscal 2021, other (income)/expense, net was favorable compared to the prior-year period primarily due to an increase in the value of our deferred compensation plan investments, which offsets fluctuations included within SG&A expenses and is discussed further in Note 9 of the "Notes to Consolidated Financial Statements," gains on investments in non-marketable equity securities, and fluctuations in foreign exchange rates.
Interest Expense, Net
Fiscal 2021 interest expense decreased from fiscal 2020 primarily due to lower debt outstanding and lower short-term interest rates.
Loss On Early Extinguishment Of Debt
During fiscal 2021 and 2020, we recognized losses of $14 million and $16 million, respectively, in connection with the redemption and early debt repurchases as described further in Note 6 of the "Notes to Consolidated Financial Statements."
(Gain)/Loss on Sale of Equity Interest in naviHealth
During fiscal 2020, we recognized a pre-tax gain of $579 million from the sale of our equity interest in a partnership that owned naviHealth, as described further in Note 2 of the "Notes to Consolidated Financial Statements."

14	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Results of Operations
Provision for Income Taxes

Fluctuations in the effective tax rates are primarily due to the impact of opioid litigation in fiscal 2021 and 2020, as well as the impact of the carryback claim filed in accordance with the CARES Act provision in fiscal year 2021.
A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 8 of the "Notes to Consolidated Financial Statements" for additional information):

	2021 (1)	2020 (1)
Provision at Federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.2	2.5
Tax effect of foreign operations	0.7	—
Nondeductible/nontaxable items (2)	1.6	0.2
Cordis Disposition	7.0	—
Withholding Taxes (2)	9.0	(0.3)
Change in Valuation Allowances	(1.4)	1.5
US Taxes on International Income (2)(3)	(6.7)	0.2
Impact of Resolutions with IRS and other related matters (2)	(13.6)	(0.4)
Opioid litigation	17.7	(23.2)
Loss Carryback Claims	(129.9)	—
Other (2)	1.7	0.6
Effective income tax rate	(89.7)%	2.1%
(1)     The table represents the following: fiscal 2021 is pretax income with tax benefit and fiscal 2020 is pretax loss with tax benefit.
(2)     Certain prior year amounts have been reclassified to conform to current year presentation.
(3)    Includes the tax impact of Global Intangible Low-Taxed Income ("GILTI") tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code.

Fiscal 2021

During fiscal 2021 and 2020, the effective tax rate was (89.7) percent and 2.1 percent, respectively. Included in the effective tax rate for fiscal 2021 was a $424 million benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss. Included in both 2021 and 2020 were net tax benefits related to the treatment of the tax impacts of the fiscal 2021 and 2020 opioid litigation charges.
Tax Effects of Self-Insurance Pre-tax Loss
During fiscal 2021, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the CARES Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during fiscal 2021 included a $424 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We have filed for a U.S. federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our consolidated balance sheet at June 30, 2021. We also increased our non-current deferred tax liability by approximately $700 million during fiscal 2021 related to this matter.
Tax Effect of Opioid Litigation Charges
The net tax benefits associated with the opioid litigation charges are $228 million and $488 million for fiscal 2021 and 2020, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $219 million and $469 million, respectively. The fiscal 2021 net tax benefit and unrecognized tax benefits were primarily due to our assessment of the specific terms of the Proposed Settlement Agreement. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit may differ materially from these estimates.

Cardinal Health | Fiscal 2021 Form 10-K	15

MD&A	Results of Operations
Ongoing Audits
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year. Tax laws are complex and subject to varying interpretations. During fiscal 2021, we resolved all open issues with respect to the Company’s activity within fiscal years 2008 through 2014 with the U.S. Internal Revenue Service ("IRS"). This resolution resulted in an adjustment to our provision for income taxes, including an impact to reserves for later years. New challenges related to future audits may adversely affect our effective tax rate or tax payments.

16	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; current and projected debt service requirements, early extinguishment of debt, dividends and share repurchases; and potential opioid litigation settlement payments associated with the Proposed Settlement Agreement. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.

Cash and Equivalents

Our cash and equivalents balance was $3.4 billion at June 30, 2021 compared to $2.8 billion at June 30, 2020. The increase in cash during fiscal 2021 was due to net cash provided by operating activities of $2.4 billion, offset by cash deployed of $573 million for dividends, $570 million for debt repayments, $400 million for capital expenditures and $200 million for share repurchases. At June 30, 2021, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During fiscal 2020, our cash and equivalents increased due to $2.0 billion of net cash provided by operating activities, which reflects increases to working capital associated with the timing of payments to vendors, and $886 million of net cash proceeds from the sale of investments, substantially all of which was related to the sale of our equity interest in naviHealth, offset by cash deployed of $1.4 billion for debt repayments, $569 million for dividends and $350 million for share repurchases.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at June 30, 2021 included $523 million of cash and equivalents held by subsidiaries outside of the United States.
In June 2021, we returned $127 million of cash held by foreign subsidiaries to the U.S.
As of June 30, 2021, foreign earnings of approximately $825 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our financial statements in fiscal 2021.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2021 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At June 30, 2021, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. During fiscal 2021, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $200 million and an immaterial average combined daily amount outstanding.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2021, we were in compliance with this financial covenant.
Long-Term Obligations
At June 30, 2021, we had total long-term obligations, including the current portion and other short-term borrowings of $6.2 billion.
In June 2021, we redeemed all outstanding 3.2% Notes due June 2022 for $238 million and $262 million aggregate principle amount of 2.616% Notes due June 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with these redemptions, we recorded a $13 million loss on early extinguishment of debt.
During fiscal 2021, we also early repurchased $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022 with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt.
In June 2020, we redeemed $500 million aggregate principle amount of 4.625% Notes due December 2020 at a redemption

Cardinal Health | Fiscal 2021 Form 10-K	17

MD&A	Liquidity and Capital Resources
price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with the redemption, we recorded a $7 million loss on early extinguishment of debt.
During fiscal 2020, we also early repurchased $247 million of the 2.616% Notes due 2022, $11 million of the 3.2% Notes due 2022, $20 million of the Floating Rate Notes due 2022, $104 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $5 million of the 4.9% Notes due 2045, and $35 million of the 4.368% Notes due 2047. In connection with these early debt repurchases, we recognized a $9 million loss on early extinguishment of debt.
The redemption and repurchases were paid for with available cash and other short-term borrowings.
On August 13, 2021, we announced our intention to early redeem all remaining outstanding 2.616% Notes due June 2022 on
September 15, 2021 at an expected redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes.
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

Anticipated Capital Resources

Tax Effects of Self-Insurance Pre-tax Loss
In connection with a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss as described further in Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 8 of the "Notes to Consolidated Financial Statements," we have filed for a U.S. federal income tax refund of $974 million, which we expect to receive within 12 months. Accordingly, we have recorded a current asset for this amount on our consolidated balance sheet at June 30, 2021. We also increased our non-current deferred tax liability by approximately $700 million during fiscal 2021 related to this matter.

Cordis Divestiture
On March 12, 2021, we announced that we signed a definitive agreement to sell our Cordis business to Hellman & Friedman for proceeds of $927 million in cash, subject to customary purchase price adjustments, and we retained certain working capital accounts and certain liabilities. The transaction closed on August 2, 2021 and we received proceeds of $927 million, net of cash transferred.

Capital Deployment

Opioid Settlement Framework
We had $6.73 billion accrued at June 30, 2021 related to certain opioid litigation, including the Proposed Settlement Agreement, as further described within the Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements." We expect the majority of the payment amounts to be spread over 18 years. We currently expect to make our first annual settlement payment under the Proposed Settlement Agreement in the amount of $405 million into escrow on or before September 30, 2021. If the Proposed Settlement Agreement does not become effective, this payment will be returned to us. We expect to make subsequent annual payments beginning in July 2022.
Capital Expenditures
Capital expenditures during fiscal 2021 and 2020 were $400 million and $375 million, respectively.
We expect capital expenditures in fiscal 2022 to be between $400 million and $450 million and to be primarily for information technology and infrastructure projects.

18	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Liquidity and Capital Resources
Dividends
During fiscal 2021, we paid quarterly dividends totaling $1.94 per share, an increase of 1 percent from fiscal 2020.
On May 5, 2021, our Board of Directors approved a quarterly dividend of $0.4908 per share, or $1.96 per share on an annualized basis, which was paid on July 15, 2021 to shareholders of record on July 1, 2021.
On August 4, 2021, our Board of Directors approved a quarterly dividend of $0.4908 per share, payable on October 15, 2021 to shareholders of record on October 1, 2021.
Share Repurchases
During fiscal 2021 and 2020, we repurchased $200 million and $350 million, respectively, of our common shares. We funded the repurchases with available cash and short-term borrowings. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information. At June 30, 2021, we had $743 million authorized for share repurchases remaining on a program that expires on December 31, 2021.

Cardinal Health | Fiscal 2021 Form 10-K	19

MD&A	Other

Contractual Obligations
At June 30, 2021, our contractual obligations, including estimated payments due by period, were as follows:

(in millions)	2022	2023 to 2024	2025 to 2026	There-after	Total
Long-term debt and short-term borrowings (1)	$853	$1,359	$934	$3,026	$6,172
Interest on long-term debt	232	378	286	1,540	2,436
Finance lease obligations (2)	20	34	11	5	70
Operating lease obligations (3)	116	165	115	141	537
Purchase obligations and other payments (4)	715	488	189	273	1,665
Total contractual obligations (5) (6)	$1,936	$2,424	$1,535	$4,985	$10,880
(1)Represents maturities of our long-term debt obligations and other short-term borrowings excluding finance lease obligations described below. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.
(2)Represents minimum finance lease obligations included within current portion of long-term obligations and other short-term borrowings and long-term obligations, less current portion in our consolidated balance sheets and further described in Note 5 of the “Notes to Consolidated Financial Statements.”
(3)Represents minimum operating lease obligations included within other accrued liabilities and deferred income taxes and other liabilities in our consolidated balance sheets and further described in Note 5 of the “Notes to Consolidated Financial Statements.”
(4)A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments to CVS Health Corporation in connection with Red Oak Sourcing, which also reflects the August 2021 amendment to extend the term through June 2029. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information.
(5)Long-term liabilities, such as unrecognized tax benefits, deferred taxes and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 8 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.
(6)Total contractual obligations do not include payments that may be made in connection with the opioid litigation, as further described in Significant Developments in Fiscal 2021 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements." In July 2021, we announced that we and two other national distributors have negotiated the Proposed Settlement Agreement and settlement process that, if all conditions are satisfied, would result in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. The Proposed Settlement Agreement is subject to certain contingencies and includes a cash component, pursuant to which the Company would pay up to approximately $6.37 billion, the majority of which would be paid over 18 years. We currently expect to make our first annual settlement payment of $405 million into escrow on or before September 30, 2021. If the settlement agreement does not become effective, this payment will be returned to us. We expect subsequent annual payments to be made beginning in July 2022.

Off-Balance Sheet Arrangements
We had no significant "off-balance sheet arrangements" at June 30, 2021, as that term is defined in the SEC rules.
Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

20	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
The COVID-19 pandemic continues to affect the U.S. and global economies, and as previously disclosed, the pandemic began to materially affect our businesses during the third quarter of fiscal 2020. The length and severity of the pandemic and its impacts on our businesses and results of operations are uncertain.
Allowance for Doubtful Accounts

The allowance for doubtful accounts includes general and specific reserves. We determine our allowance for doubtful accounts by reviewing accounts receivable aging, historical write-off trends, payment history, industry trends, customer financial strength, customer credit ratings or bankruptcies. We regularly evaluate how changes in economic conditions, including the economic impact of the COVID-19 pandemic, may affect credit risks. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Receivables and Allowance for Doubtful Accounts.
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2021, would result in an increase or decrease in bad debt expense of $9 million. We believe the reserve maintained and expenses recorded in fiscal 2021 are appropriate.
At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. In addition, the Financial Accounting Standards Board’s amended accounting guidance that requires entities to measure credit losses on trade and other receivables using an "expected credit loss" model that considers historical experience, current conditions and reasonable and supportable forecasts was effective for us in the first quarter of fiscal 2021. This guidance did not have a material impact on our consolidated financial statements or disclosures. The following table presents information regarding our allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2021	2020	2019
Allowance for doubtful accounts at beginning of period	$206	$193	$139
Charged to costs and expenses	130	140	141
Reduction to allowance for customer deductions and write-offs	(94)	(127)	(87)
Allowance for doubtful accounts at end of period	$242	$206	$193
Allowance as a percentage of customer receivables	2.7%	2.5%	2.3%
Allowance as a percentage of revenue	0.15%	0.13%	0.13%
The sum of the components may not equal the total due to rounding.
Inventories

LIFO Inventory
A portion of our inventories (50 percent and 56 percent at June 30, 2021 and 2020, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings/(loss) depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Inventories.
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

Cardinal Health | Fiscal 2021 Form 10-K	21

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. At June 30, 2021 and 2020, respectively, inventories valued at LIFO cost were $565 million and $411 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2021 or 2020.
FIFO Inventory
Our remaining inventory, including inventory in our Medical segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out ("FIFO") method, or net realizable value. We reserve for the lower of cost or net realizable value using the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Due to the unprecedented demand for certain PPE as a result of COVID-19, our Medical segment manufactured and sourced inventory at higher costs than in periods prior to
COVID-19. As selling prices and customer demand have decreased compared to the peak of COVID-19, we recorded a reserve of $197 million, primarily related to certain categories of gloves, to reduce the carrying value of certain PPE to its net realizable value. Our estimates for selling prices and demand are inherently uncertain and if our assumptions decline in the future, additional inventory reserves may be required. For example, a hypothetical 5 percent decline in the estimated selling prices would have decreased the estimated net realizable value of our inventory by approximately $30 million as of June 30, 2021.
Excess and Obsolete Inventory
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $185 million and $155 million at June 30, 2021 and 2020, respectively. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

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

22	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
operating cash flow, or otherwise fails to meet current financial plans, or if there were changes to any other key assumptions used in the tests, the reporting unit could incur a goodwill impairment in a future period.
We performed annual impairment testing in fiscal 2021, 2020 and 2019 and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
Medical Unit Goodwill
Due to the planned divestiture of our Cordis business, we allocated $388 million of goodwill from the Medical Unit to the Cordis disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.
For our annual impairment test in fiscal 2021, the fair value of the Medical Unit (which includes the Cordis disposal group) exceeded its carrying value of $10.2 billion by approximately 3 percent. For this test, we used a discount rate of 8.5 percent and a terminal growth rate of 2 percent. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The goodwill balance for the Medical Unit was $4.1 billion at June 30, 2021.
Additional adverse changes in key assumptions, such as assumptions about the impact of the Cordis divestiture and the COVID-19 pandemic, including estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate; or increases in tax rates, among other things, could result in a goodwill impairment for the Medical Unit. For example, if we were to increase the discount rate by a hypothetical 0.3 percent or decrease the terminal growth rate by a hypothetical 1 percent, the carrying value would have exceeded the fair value for the Medical Unit by approximately 1 percent for fiscal 2021. Additionally, the estimated tax rate used in goodwill impairment testing is a market-based assumption, which is impacted by the U.S. federal statutory tax rate. If the U.S. federal statutory tax rate were to increase to 28 percent and no other inputs were changed, the carrying value would have exceeded the fair value of the Medical Unit. For any of our other reporting units, the fair value would not have been less than the carrying amount for fiscal 2021 if we increased the discount rate by 1 percent or if the U.S. federal statutory tax rate were to increase to 28 percent.
We also performed goodwill impairment testing during the three months ended March 31, 2021 for the portion of the Medical Unit that would be retained. The carrying value of the Medical Unit that would be retained was $9.3 billion, of which $4.1 billion was goodwill. The fair value of the reporting unit was estimated to exceed its carrying value, using a combination of the income-based approach and the market-based approach, based on assumptions as of March 31, 2021. There have been no known significant changes in the relative fair values for the Medical Unit that would be retained or the Cordis disposal group.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks) involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. Our qualitative evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.
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
Examples of such contingencies include various lawsuits related to the distribution of prescription opioid pain medications and the Cordis inferior vena cava ("Cordis IVC") filter lawsuits.
In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2021 and Trends section in this MD&A, we recorded pre-tax charges of $1.17 billion and $5.63 billion during fiscal 2021 and 2020, respectively. In July 2021, we announced that we and two other national distributors have negotiated a proposed settlement agreement, subject to certain conditions and contingencies. There is no assurance that the contingencies to the proposed settlement agreement will be satisfied.

Cardinal Health | Fiscal 2021 Form 10-K	23

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
We develop and periodically update reserve estimates for the Cordis IVC claims, including those received to date and expected to be received in the future and related costs. To project future Cordis IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, estimated severity by claim type, sales data, implant and injury to report lag patterns and estimated defense costs.
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
The following table presents information about our tax position at June 30:

(in millions)	2021	2020
Total deferred income tax assets (1)	$1,808	$1,412
Valuation allowance for deferred income tax assets (2)	(515)	(470)
Net deferred income tax assets	1,293	942
Total deferred income tax liabilities	(3,225)	(2,161)
Net deferred income tax liability	$(1,932)	$(1,219)
(1)    Total deferred income tax assets included $805 million and $589 million of loss and tax credit carryforwards at June 30, 2021 and 2020, respectively.
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
Tax Effects of Self-Insurance Pre-tax Loss
During fiscal 2021, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the CARES Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during fiscal 2021 included a $424 million benefit from the net operating loss carryback primarily to reflect the difference between the federal

24	Cardinal Health | Fiscal 2021 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We have filed for a U.S. federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our consolidated balance sheets at June 30, 2021. We also increased our non-current deferred tax liability by approximately $700 million during fiscal 2021 related to this matter.
Tax Effects of Opioid Litigation Charges
In connection with the $1.17 billion and $5.63 billion pre-tax charges for the opioid litigation, during fiscal year 2021 and 2020, respectively we recorded a tax benefit of $228 million and $488 million, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $219 million and $469 million, respectively. The fiscal 2021 net tax benefit and unrecognized tax benefits were primarily due to our assessment of the specific terms of the Proposed Settlement Agreement. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the U.S. tax law governing deductibility was changed by the U.S. Tax Cuts and Jobs Act ("Tax Act"). Further, it is possible that Congress or the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit may differ materially from these estimates. See Note 8 of the “Notes to the Consolidated Financial Statements.”
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year. Tax laws are complex and subject to varying interpretations. During fiscal 2021, we resolved all open issues with respect to the Company’s activity within fiscal years 2008 through 2014 with the U.S. Internal Revenue Service ("IRS"). This resolution resulted in an adjustment to our provision for income taxes, including an impact to reserves for later years. New challenges related to future audits may adversely affect our effective tax rate or tax payments.
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
The calculation of our tax liabilities includes estimates for uncertainties in the application of broad and complex changes to the U.S. tax code as per the Tax Act as enacted by the United States government on December 22, 2017. We have made reasonable estimates and recorded amounts based on management judgment and our current understanding of the Tax Act which is subject to further interpretation by the IRS. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information.

Cardinal Health | Fiscal 2021 Form 10-K	25

Explanation and Reconciliation of Non-GAAP Financial Measures
Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2021 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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
•Surgical gown recall costs or income includes inventory write-offs and certain remediation and supply disruption costs, net of related insurance recoveries, arising from the January 2020 recall of select Association for the Advancement of Medical Instrumentation ("AAMI") Level 3 surgical gowns and voluntary field actions (a recall of some packs and a corrective action allowing overlabeling of other packs) for Presource Procedure Packs containing affected gowns. Income from surgical gown recall costs represents insurance recoveries of these certain costs. We have excluded these costs from our non-GAAP metrics to allow investors to better understand the underlying operating results of the business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies’ financial results.
•State opioid assessments related to prior fiscal years is the portion of state assessments for prescription opioid medications that were sold or distributed in periods prior to the period in which the expense is incurred. This portion is excluded from non-GAAP financial measures because it is retrospectively applied to sales in prior fiscal years and inclusion would obscure analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while states' laws may require us to make payments on an ongoing basis, the portion of the assessment related to sales in prior periods are contemplated to be one-time, nonrecurring items. Income from state opioid assessments related to prior fiscal years represents reversals of accruals when the underlying assessments were invalidated by a Court or reimbursed by manufacturers.
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

26	Cardinal Health | Fiscal 2021 Form 10-K

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
•Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount. During fiscal 2021, we incurred a tax benefit related to a carryback of a net operating loss. Some pre-tax amounts, which contributed to this loss, relate to litigation charges. As a result, we allocated substantially all of the tax benefit to litigation charges.
•Loss on early extinguishment of debt is excluded because it does not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt extinguishment transactions.
•(Gain)/Loss on sale of equity interest in naviHealth was incurred in connection with the sale of our remaining equity interest in naviHealth in fiscal 2020. The equity interest was retained in connection with the initial sale of our majority interest in naviHealth during fiscal 2019. We exclude this significant gain because gains or losses on investments of this magnitude do not typically occur in the normal course of business and are similar in nature to a gain or loss from a divestiture of a majority interest, which we exclude from non-GAAP results. The gain on the initial sale of our majority interest in naviHealth in fiscal 2019 was also excluded from our non-GAAP measures.
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
Non-GAAP operating earnings: operating earnings/(loss) excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, and (7) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings/(loss) before income taxes excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) (gain)/loss on sale of equity interest in naviHealth.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings/(loss) attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) (gain)/loss on sale of equity interest in naviHealth, each net of tax, and (10) transitional tax benefit, net.
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) (gain)/loss on sale of equity interest in naviHealth, each net of tax, and (10) transitional tax benefit, net divided by (earnings before income taxes adjusted for the first nine items).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Fiscal 2021 Form 10-K	27

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings/(Loss) Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit From) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Effective Tax Rate	Diluted EPS1.2	Diluted EPS[1] Growth Rate
	Fiscal Year 2021
GAAP	$472	N.M.	$323	$(289)	$611	N.M.	(89.7)%	$2.08	N.M.
Surgical gown recall costs/(income)	(28)		(28)	(7)	(21)			(0.07)
State opioid assessment related to prior fiscal years	38		38	9	29			0.10
Restructuring and employee severance	114		114	27	87			0.29
Amortization and other acquisition-related costs	451		451	118	333			1.13
Impairments and (gain)/loss on disposal of assets	79		79	15	64			0.21
Litigation (recoveries)/charges, net[3]	1,129		1,129	606	523			1.78
Loss on early extinguishment of debt	—		14	3	11			0.04
Loss on sale of equity interest in naviHealth investment	—		2	1	1			0.01
Non-GAAP	$2,255	(5)%	$2,122	$483	$1,637	2%	22.8%	$5.57	2%

	Fiscal Year 2020
GAAP	$(4,098)	N.M.	$(3,772)	$(79)	$(3,696)	N.M.	2.1%	$(12.61)	N.M.
Surgical gown recall costs/(income)	85		85	22	63			0.22
State opioid assessment related to prior fiscal years	3		3	1	2			0.01
Restructuring and employee severance	122		122	29	93			0.31
Amortization and other acquisition-related costs	524		524	130	394			1.34
Impairments and (gain)/loss on disposal of assets	7		7	2	5			0.02
Litigation (recoveries)/charges, net[3]	5,741		5,741	514	5,227			17.84
Loss on early extinguishment of debt	—		16	4	12			0.04
Gain on sale of equity interest in naviHealth investment	—		(579)	(86)	(493)			(1.68)
Transitional tax benefit, net[4]	—		—	2	(2)			(0.01)
Non-GAAP	$2,384	1%	$2,147	$539	$1,605	1%	25.1%	$5.45	3%

	Fiscal Year 2019
GAAP	$2,060	N.M.	$1,751	$386	$1,363	N.M.	22.1%	$4.53	N.M.
Restructuring and employee severance	125		125	32	93			0.31
Amortization and other acquisition-related costs	621		621	148	473			1.57
Impairments and (gain)/loss on disposal of assets[5]	(488)		(488)	(113)	(375)			(1.25)
Litigation (recoveries)/charges, net	36		36	10	26			0.09
Transitional tax benefit, net[4]	—		—	(9)	9			0.03
Non-GAAP	$2,353	(9)%	$2,044	$453	$1,589	1%	22.1%	$5.28	6%

1    Attributable to Cardinal Health, Inc.
2    For fiscal 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Fiscal 2020, non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.
3    Litigation (recoveries)/charges, net includes pre-tax charges of $1.17 billion and $5.63 billion recorded in fiscal 2021 and 2020, respectively, related to the opioid litigation. The net tax benefits associated with the opioid litigation charges are $228 million and $488 million for fiscal 2021 and 2020, respectively.

Litigation (recoveries)/charges, net, includes a tax benefit recorded during fiscal 2021 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The total benefit from the net operating loss carryback was $424 million; however, for purposes of Non-GAAP financial measures, we allocated $389 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $35

28	Cardinal Health | Fiscal 2021 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures
million is included in non-GAAP measures.
4    Reflects the net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries. See Note 8 of the "Notes to Consolidated Financial Statements" for more information.
5    During fiscal 2019, we sold our majority interest in naviHealth and recognized a pre-tax gain of $508 million ($378 million after tax).

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Fiscal 2021 Form 10-K	29

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
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. At the end of each fiscal year we perform sensitivity analyses on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Applying a VAR methodology to our transactional exposure and including the impact of our hedging program, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $16 million, which is based on a one-year horizon and a 95 percent confidence level.
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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. This analysis assumes a hypothetical 50 basis point change in interest rates. At June 30, 2021, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change would be $2 million.
We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2021, a hypothetical increase or decrease of 50 basis points in interest rates would result in a hypothetical $10 million change in the estimated fair value.

30	Cardinal Health | Fiscal 2021 Form 10-K

Disclosures about Market Risk

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2021 increased approximately $4 million from June 30, 2020. At June 30, 2020, we had hedged a portion of these direct commodity exposures (see Note 10 of the “Notes to Consolidated Financial Statements” for further discussion). There were no outstanding commodity contracts in our hedging program at June 30, 2021.
Our forecasted direct commodity exposures for the upcoming fiscal year is $449 million. The potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts or otherwise offset, for the upcoming fiscal year is $45 million at June 30, 2021. The hypothetical offsetting impact of hedges in both periods was minimal.

Cardinal Health | Fiscal 2021 Form 10-K	31

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
Pharmaceutical Segment

In the United States, our Pharmaceutical segment:
•through its Pharmaceutical Distribution division, distributes branded and generic pharmaceutical and over-the-counter healthcare and consumer products to retailers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and other healthcare providers. This division:
▪maintains prime vendor relationships that streamline the purchasing process resulting in greater efficiency and lower costs for our retail, hospital and other healthcare provider customers;
▪provides services to pharmaceutical manufacturers, including distribution, inventory management, data reporting, new product launch support and chargeback administration;
▪through the Outcomes service offering, connects pharmacists, payers and pharmaceutical companies and delivers health solutions for personalized medication therapy management, digital patient engagement and telepharmacy;
•provides pharmacy management services to hospitals and operates a limited number of pharmacies, including in community health centers; and
•repackages generic pharmaceuticals and over-the-counter healthcare products;
•through its Specialty Solutions division, distributes specialty pharmaceutical products to hospitals and other healthcare providers and provides consulting, patient support and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers; and
•through its Nuclear and Precision Health Solutions division, operates nuclear pharmacies and manufacturing facilities, which manufacture, prepare and deliver radiopharmaceuticals for use in nuclear imaging and other procedures in hospitals and physician offices. This division also contract manufactures a radiopharmaceutical treatment (Xofigo) and holds the North American rights to manufacture and distribute Lymphoseek, a radiopharmaceutical diagnostic imaging agent.
See Note 13 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2021, 2020 and 2019.
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
Sourcing Venture with CVS Health Corporation
Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health negotiates generic pharmaceutical supply contracts on behalf of both companies. In August 2021, we amended our agreement with CVS Health to extend the term of Red Oak Sourcing through June 2029.
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

32	Cardinal Health | Fiscal 2021 Form 10-K

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
The Medical segment, through its Wavemark division, also provides an automated technology platform for inventory management.

Acquisitions and Divestitures

Acquisitions
We have acquired a number of businesses over the years that have enhanced our core strategic areas of Cardinal Health Brand medical products, generic pharmaceutical distribution and services, specialty pharmaceutical products and services, international and post-acute care. We expect to continue to pursue additional acquisitions in the future.
During the last five fiscal years, we completed several acquisitions. In July 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. We also completed several smaller acquisitions during the last five fiscal years, including, in fiscal 2017, the acquisition of the North American rights to Lymphoseek, a radiopharmaceutical diagnostic imaging agent, from Navidea Biopharmaceuticals, Inc.

Date	Company	Location	Lines of Business	Acquisition Price (in billions)
07/17	Patient Recovery Business of Medtronic, plc	Mansfield, MA	Patient Care, Deep Vein Thrombosis and Nutritional Insufficiency	$6.1
Divestitures
Over the past five fiscal years, we have also completed several divestitures.
On August 2, 2021, we completed the divestiture of our Cordis business to Hellman & Freidman ("H&F") for net proceeds of $927 million in cash, subject to customary purchase price adjustments. We have retained certain working capital accounts and product liability for lawsuits related to inferior vena cava filters in the U.S. and Canada, as described in Note 7 of the Notes to the Consolidated Financial Statements. We acquired the Cordis business from Johnson & Johnson for $1.9 billion in October 2015. This divestiture also includes Access Closure, Inc., a manufacturer and distributor of extravascular closure devices, that we acquired for approximately $320 million in May 2014.
In August 2018, we completed the sale of our equity interest in naviHealth, Inc. to investor entities controlled by Clayton, Dubilier & Rice, LLC ("CD&R") for proceeds of $737 million (after adjusting for certain fees and expenses) and a noncontrolling equity interest in a partnership that owned naviHealth. In May 2020, we sold the remainder of our equity interest in naviHealth.
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

Cardinal Health | Fiscal 2021 Form 10-K	33

Business

Customers

Our largest customers, CVS and OptumRx, accounted for 26 percent and 15 percent of our fiscal 2021 revenue, respectively. In the aggregate, our five largest customers, including CVS and OptumRx, accounted for 50 percent of our fiscal 2021 revenue.
In August 2021, we extended our pharmaceutical distribution agreements with CVS through June 2027.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across our businesses, collectively accounted for 15 percent of our revenue in fiscal 2021.
Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 30 percent of our revenue during fiscal 2021, and our largest supplier’s products accounted for approximately 7 percent of revenue.
Competition

We operate in a highly competitive environment in the distribution of pharmaceuticals and consumer healthcare products. We also operate in a highly competitive environment in the manufacturing and distribution of medical devices and surgical products. We compete on many levels, including price, service offerings, support services, customer service, breadth of product lines and product quality and efficacy.
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
Human Capital Management

Employees
We, through our employees, improve the lives of people every day by solving complex healthcare problems. As of June 30, 2021, we had approximately 47,300 employees globally, approximately 18,300 of whom are based outside the United States. Approximately 98% of our workforce is full time employees. Approximately 29,000 of our employees worked in our distribution centers, manufacturing facilities and pharmacies, and 18,300 worked in other functions, including finance, information technology, human resources and sales.
Approximately 3,230 employees were primarily associated with our Cordis business and were transferred in the divestiture in August 2021. Most of these employees are based outside the United States.
Additionally, we have engaged global professional services firms to perform certain business processes on our behalf, including within finance, information technology and human resources.
Diversity, Equity & Inclusion
At Cardinal Health, we are focused on building a diverse workforce and an inclusive workplace that values the unique perspectives and contributions of all of our employees.
We promote a culture of diversity, equity and inclusion through, for example, seven Employee Resource Groups (ERGs), including groups focused on various racial and ethnic groups, members of the LGBTQ community, employees with disabilities, veterans and women. They are designed to foster an inclusive and engaged workforce and develop future leaders. In addition, we have manager and broad-based unconscious bias and racial equity training courses. Our work is led by our senior executives with advice from a Diversity and Inclusion Steering Council which consists of senior leaders from across the company. Additionally, in December 2019, we created a new African American and Black Racial Equity Cabinet to provide guidance to our senior executives in addressing racism and social injustice.

34	Cardinal Health | Fiscal 2021 Form 10-K

Business

We also monitor pay equity. We define pay equity as equal pay for people of all gender identities and ethnicities who are performing substantially similar work. We have a pay equity committee, which guides the ongoing analysis and benchmarking, in regular consultation with an independent third-party, to review and help inform our salary and compensation practices.
We have established long-range aspirational representation goals for specific under-represented groups in our manager-and-above level employee population.
Employee Health & Safety
The health, safety and security of our employees is an priority for us. We employ systems designed to continually monitor our facilities and work environment to promote employee safety and identify and prevent or mitigate any potential risks. This includes procedures and equipment for security. We routinely assess facilities to closely monitor adherence to established security and safety standards. Our employees receive specialized training related to their role, work setting, and equipment used in their work environment. As our processes evolve, we update relevant safety training modules, which may include new employee training programs.
COVID-19 Response
Protecting the health and safety of our employees and their families has been a priority throughout the COVID-19 pandemic.
In March, 2020, all employees who could work remotely began working from home. We expanded our technology infrastructure to help employees perform their duties remotely and continue to support customers, patients and our frontline colleagues. Many of these employees continue to work remotely.
Because Cardinal Health is part of a critical infrastructure industry, more than 30,000 of our employees have continued to report to work in distribution centers, supply chain operations, manufacturing sites, pharmacies and other clinical sites.
To help prevent the spread of COVID-19 and protect the safety of our frontline employees, all of our facilities are thoroughly cleaned regularly and we implemented safety measures, including mask and social distancing requirements, in accordance with the U.S.
Centers for Disease Control and Prevention and the World Health Organization guidelines. We also educated employees on how they can help keep themselves and their families safe and have training programs to help employees stay safe in their jobs. Our safety measures have helped us to avoid a wide spread outbreak of COVID-19 among our employees. Since June 2021, we have provided clinics for employees, contractors and their families and friends to receive a COVID-19 vaccine.
Talent Retention & Culture
Talent Development and Learning
Cardinal Health’s talent development strategy is a segmented, multi-pronged approach to build capabilities, skills and competencies of leaders and employees throughout the enterprise ensuring employees capabilities connect to business needs and outcomes. This segmented approach includes broad based employee skill development and learning, manager capabilities and development, differentiated diverse talent development and executive development.
Culture
Cardinal Health’s culture is rooted in our values and behaviors and aligned to the company’s strategic framework. Providing a positive work environment supports our ability to attract, retain and develop our employees and enables business performance. We reinforce, monitor and assess our culture through a variety of programs and processes which include performance management, talent/succession planning, employee engagement surveys and other listening strategies.

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

Cardinal Health | Fiscal 2021 Form 10-K	35

Business

Regulatory Matters

Our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. Depending upon the specific business, we may be subject to regulation by government entities including:
•the U.S. Drug Enforcement Administration (the “DEA”);
•certain agencies within the U.S. Department of Health and Human Services, including the U.S. Food and Drug Administration (the “FDA”), the Centers for Medicare and Medicaid Services, the Office of Inspector General and the Office for Civil Rights;
•state health departments, insurance departments, Medicaid departments or other comparable state agencies;
•state boards of pharmacy and other controlled substance authorities;
•the U.S. Nuclear Regulatory Commission (the “NRC”);
•the U.S. Federal Trade Commission (the "FTC");
•U.S. Customs and Border Protection; and
•agencies comparable to those listed above in markets outside the United States.
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
The Proposed Settlement Agreement, as described in the Significant Developments in Fiscal 2021 and Trends section in MD&A and Note 7 of the Notes to Consolidated Financial Statements, if it becomes effective, also includes injunctive relief terms related to settling distributors' controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating our controlled substances monitoring program; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will be selected to oversee compliance with these provisions for a period of five years. In addition, the settling distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting and will fund the clearinghouse for ten years.
Manufacturing, Sourcing and Marketing
We sell our manufactured products in the United States, Canada, Europe, Asia, Latin America and other markets. The FDA and other governmental agencies in the United States, as well as foreign governmental agencies, administer requirements that cover the design, testing, safety, effectiveness, manufacturing (including good manufacturing practices), quality systems, labeling, promotion and advertising (including restrictions on promoting or advertising a product other than for the product's cleared or approved uses), distribution, importation and post-market surveillance for most of our manufactured products. We are also subject to these requirements when we source certain Medical segment products from third-party manufacturers.
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
In the EU, we are required to obtain CE Mark Certification in order to market medical devices. In 2017, EU regulatory bodies finalized a new Medical Device Regulation ("MDR") became effective in May 2021. Under the MDR, medical devices marketed in the EU require significant pre-market and post-market requirements.
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
From time to time, we may determine that products we manufacture or market do not meet our specifications, regulatory requirements or published standards. When we or a regulatory agency identify a quality or regulatory issue, we investigate and take appropriate corrective action, which may include recalling the product, correcting the product at the customer location, revising product labeling and notifying customers. For example, in January 2020, we issued a voluntary recall for certain surgical gowns and

36	Cardinal Health | Fiscal 2021 Form 10-K

Business

two voluntary field actions for certain Presource Procedure Packs because one of our FDA-registered suppliers in China had shifted production of some gowns to unapproved sites.
Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively manufacture, source, market and sell our products, limit our ability to obtain future premarket approvals or result in a substantial modification to our business practices and operations. For additional information, please see our Risk Factor entitled "Our business is subject to rigorous quality regulatory and licensing requirements."
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
We also collect, handle, and maintain other sensitive personal and financial information. Within the U.S., these activities are regulated by certain federal and state laws. For example, the new California Consumer Privacy Act became effective in January 2020 and grants specified rights to consumers over the use of their personal information, including increased transparency. Other states have adopted or are considering adopting similar or different comprehensive privacy laws. Internationally, we are also subject to privacy and data protection laws that require significant compliance efforts, including the EU's General Data Protection Regulation (GDPR), Canada's Personal Information Protection and Electronic Documents Act (PIPEDA) and Japan's Act on the Protection of Personal Information (APPI), among many others.
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
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act or "Track and Trace," establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to detect, prevent and rapidly respond to the introduction of drugs that may be counterfeit, diverted, stolen, adulterated, subject of a fraudulent transaction or otherwise unfit for distribution. The first phase of implementation began in 2015, and upon full implementation in 2023, we and other supply chain stakeholders will participate in an electronic, interoperable, prescription drug tracing system. In addition, the FDA also has issued regulations requiring most medical device labeling to bear a unique device identifier. The MDR, described above, also introduces a new unique device identifier requirement.

Cardinal Health | Fiscal 2021 Form 10-K	37

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
Some businesses within each of our segments are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable reporting, billing, payment and record-keeping requirements. Other businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs. For example, the United States Attorney’s Office for the District of Massachusetts has been conducting an investigation related to discounts and rebates offered or provided to certain Specialty Solutions customers as a result of qui tam actions. For more information on this investigation, see Note 7 to the Consolidated Financial Statements.
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

38	Cardinal Health | Fiscal 2021 Form 10-K

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
We offer market payment terms to our customers.

Cardinal Health | Fiscal 2021 Form 10-K	39

Risk Factors

Risk Factors
The risks described below could materially and adversely affect our results of operations, financial condition, liquidity or cash flows. These are not the only risks we face. Our businesses also could be affected by risks we do not currently consider material to our operations or of which we are not presently aware.
COVID-19 Risks
We have been and expect to continue to be negatively affected by the ongoing COVID-19 pandemic.
See the description of the actual and possible effects of the COVID-19 pandemic and resulting disruptions on our business and operations discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the adverse impacts and uncertainties from the COVID-19 pandemic identified there, we continue to face additional possible adverse impacts, including those described below.
During the COVID-19 pandemic, our Medical segment experienced dramatically increased demand for and industry shortages of certain PPE, such as masks, gowns and gloves. This increased demand resulted in increased costs to manufacture and source these products, and ultimately, higher inventory levels. As a result, we have sought additional sources for these products and to mitigate the cost increases, we have raised our selling prices for affected products. During the fourth quarter of fiscal year 2021, selling prices and customer demand for certain PPE declined, which we expect to continue into fiscal year 2022. This has resulted in inventory reserves. Our estimates for demand and selling prices are inherently uncertain and if demand or selling prices or other market dynamics decline in the future beyond our current assumptions, additional inventory reserves may be required, which would adversely impact Medical segment profit.
Additionally, pricing actions have mitigated the impact of the increased costs to manufacture and source PPE, as a result of the decreased demand and selling price, we may not be successful at continuing to mitigate the impact of these increased costs in the future.
Within our Pharmaceutical segment, COVID-19-related volume declines have negatively impacted our Pharmaceutical segment generics program, but are expected to moderate in fiscal year 2022. If demand for these products does not return to pre-COVID-19 levels, or returns more slowly than anticipated, the negative impact could be more prolonged or significant than we currently expect.
Federal, state and local government policies and initiatives designed to reduce the transmission of COVID-19 also resulted in the cancellation or deferral of many elective medical procedures and some of our customers closing or severely curtailing their operations. While lower demand for surgical products resulting from reduced elective procedures had an adverse impact on Medical segment profit during the first nine months of fiscal 2021, demand improved during the fourth quarter of fiscal 2021. If governmental policies designed to reduce the transmission of COVID-19 return and demand for these procedures does not increase or decreases further, we could have less sales of the affected products and services than we currently expect. Additionally, sustained changes in the manner in which patients access healthcare may result in shifts in consumer preferences that may not be favorable to us.
We cannot estimate the continued length or severity of the COVID-19 pandemic or the related consequences on the U.S. and global economy and our business and operations, including whether and when normal economic and operating conditions will resume or the extent to which further disruption may impact our business, financial position, results of operations or cash flow. The COVID-19 pandemic has also heightened other risks, including risks associated with competitive pressures, supplier relationships, international operations, regulatory and licensing, changes to the U.S. healthcare environment, cyber security, and access to capital markets.
Legal, Regulatory & Compliance Risks
The public health crisis involving the abuse of prescription opioid pain medication and our efforts to resolve related claims could have additional or unexpected material negative effects on our business.
Our Pharmaceutical segment distributes prescription opioid pain medications. In recent years, the abuse of prescription opioid pain medication has become a public health crisis.
A significant number of states, counties, municipalities and other public plaintiffs, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors (including us), retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications. In July 2021, we announced that, as a result of the previously disclosed settlement framework, we and two other national distributors have negotiated a proposed settlement agreement and settlement process that, if all conditions are satisfied (including the approval of the Board of Directors), would result in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities (the “Proposed Settlement Agreement”). This Proposed Settlement Agreement is subject to contingencies and there is no assurance that a sufficient number of states and subdivisions will agree to the proposed settlement agreement or that the required contingencies will be satisfied. It is possible that we may fail to reach a final settlement. For more information on the proposed settlement and other opioid-related litigation matters, see Note 7 to the Consolidated Financial Statements.
A trial in the case brought by the Ohio Attorney General is scheduled to begin in September 2021 and a trial in the case brought by the Washington Attorney General is scheduled to begin in November 2021. The Ohio Attorney General has issued a press released indicating support for the Proposed Settlement Agreement; however, the Washington Attorney General has issued

40	Cardinal Health | Fiscal 2021 Form 10-K

Risk Factors

a press release stating that Washington will not agree to the Proposed Settlement Agreement. These public announcements are not binding and there is no assurance that any state that has made a public announcement of support for the Proposed Settlement Agreement will ultimately execute the Proposed Settlement Agreement. It is also possible that, even if the Proposed Settlement Agreement becomes effective, we could have trials for lawsuits brought by other states or subdivisions as well. West Virginia subdivisions and Native American Tribes are not a part of this settlement process and we are involved in separate negotiations with these groups.
In addition to the claims addressed by the Proposed Settlement Agreement, we are also being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems, other healthcare providers and individuals alleging personal injury for the same activities and could be named as a defendant in additional lawsuits.
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
The defense and resolution of current and future lawsuits and investigations are subject to uncertainty and could have a material adverse effect on our results of operations, financial condition, cash flows, liquidity, or our ability to pay dividends or repurchase our shares, beyond the amounts accrued. In addition, they could have adverse reputational or operational effects on our business.
Other legislative, regulatory or industry measures related to the public health crisis involving the abuse of prescription opioid pain medication and the distribution of these medications could affect our business in ways that we may not be able to predict. For example, several states have now adopted or proposed taxes or other fees on the sale of opioids. These laws and proposals vary in the tax amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations unless we are able to mitigate them through operational changes or commercial arrangements where permitted.
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
Our business is subject to other rigorous quality, regulatory and licensing requirements.
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
Also as described in greater detail in the "Business" section, our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. If we fail to comply with regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.
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
We are required to comply with laws relating to healthcare fraud and abuse. The requirements of these laws are complex and subject to varying interpretations. From time to time, regulatory authorities investigate our policies or practices, and may challenge them. We are periodically subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs or other remedial measures. For example, the United States Attorney’s Office for the District of Massachusetts and the Department of Health and Human Services, Officer of Inspector General have been conducting an investigation related to discounts and rebates offered or provided to certain Specialty

Cardinal Health | Fiscal 2021 Form 10-K	41

Risk Factors

Solutions customers as a result of qui tam actions. For more information on this investigation, see Note 7 to the Consolidated Financial Statements.
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
Industry participants, including us, rely on ethylene oxide (“EtO”) to sterilize certain medical products that we manufacture or distribute. Regulatory actions have been taken by certain environmental regulatory authorities to reduce EtO emissions during the sterilization and distribution process. If such measures become more widespread, we could experience increased costs to comply with reduced emissions standards and it is possible that we and other industry participants may be unable to effectively sterilize medical products, possibly resulting in industry-wide supply shortages or a reduction in surgical or medical procedures. Such increased costs or industry-wide reductions in surgical and medical procedures would have a negative impact on our Medical segment profit. It is also possible that these regulatory actions could adversely impact our ability to procure products to distribute, resulting in increased costs or industry supply disruptions.
Our government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
Our global operations (including transition services in connection with divestitures) are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws. If we fail to comply, or are alleged to fail to comply, with any of these laws, we could be subject to investigations or suffer civil or criminal sanctions. For example, in February 2020, we paid approximately $8.4 million to the Securities and Exchange Commission to settle charges that our internal controls were not sufficient to detect improper payments made by employees of our former China distribution business.
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
Additionally, in connection with the $5.63 billion pre-tax charge for the opioid litigation taken in the fiscal year ended June 30, 2020, and the additional $1.17 billion pre-tax charge recorded in fiscal year 2021, we recorded net tax benefits of $488 million and $228 million, respectively, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment.
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
In fiscal year 2021, our provision for income taxes reflects a $424 million benefit from the tax benefits of a net operating loss carryback under the CARES Act. Also as a result of this net operating loss carryback, we have filed for a U.S. federal income tax refund of $974 million. In connection with this net operating loss carryback, certain industry participants, including us, received a letter from the U.S. House of Representatives’ Committee on Oversight and Reform questioning, among other things, our plans to take tax deductions for opioid-related losses, including our use of the net operating loss carryback provisions under the CARES Act and deductibility under the Tax Act. We have responded to the letter. Additionally, legislation has been proposed that would retroactively repeal the net operating loss carryback provision of the CARES Act. If these initiatives are successful, our effective tax rate could be adversely impacted.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year. Tax laws are complex and subject to varying interpretations. Tax authorities have challenged some of our tax positions for the periods from 2011 to 2014. During fiscal year 2021, we resolved all open matters with the IRS for fiscal years 2008 to 2014, which also impacted reserves for later years. This resolution has resulted in an adjustment to our provision for income taxes. Proposed adjustments in future audits may adversely affect our effective tax rate or tax payments.

42	Cardinal Health | Fiscal 2021 Form 10-K

Risk Factors

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
Due to the nature of our business, which includes the distribution of controlled substances and other pharmaceutical products and the sourcing, marketing and manufacturing of medical products, we regularly become involved in disputes, litigation and regulatory matters. Litigation is inherently unpredictable and the unfavorable outcome of legal proceedings could adversely affect our results of operations or financial condition.
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
Business & Operational Risks
Our business and operations depend on the proper functioning of information systems, business processes, critical facilities and distribution networks.
We rely on our and third-party service providers' information systems for a wide variety of critical operations, including to obtain, rapidly process, analyze and manage data to:
•facilitate the purchase and distribution of inventory items from numerous distribution centers;
•receive, process and ship orders on a timely basis;
•manage accurate billing and collections for thousands of customers;
•process payments to suppliers;
•facilitate manufacturing and assembly of medical products; and
•generate financial information.
Our business also depends on the proper functioning of our and our suppliers' business processes, critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if our or a service provider's business processes, information systems, critical facilities or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic (as they have been by the COVID-19 pandemic, as discussed above) or power outage, or due to cyber-security incidents, ransomware or other actions of third parties, including labor strikes or shortages, political unrest and terrorist attacks. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues or raw material shortages or defects, or because a key product or component is manufactured at a single manufacturing facility with limited alternate facilities.
From time to time, our businesses perform business process improvements or infrastructure modernizations or use service providers for key systems and processes, such as receiving and processing customer orders, customer service and accounts payable. For example, our Pharmaceutical segment is currently engaged in a multi-year project to implement a replacement of certain finance and operating information systems and we recently transitioned certain finance processes to a third-party service provider. If any of these initiatives are not successfully or efficiently implemented or maintained, they could adversely affect our business and our internal control over financial reporting.

Cardinal Health | Fiscal 2021 Form 10-K	43

Risk Factors

Our business and results of operations could be adversely affected if we experience a cyber-attack or other systems breach.
Our business relies on the secure transmission, storage and hosting of patient-identifiable health information, financial information and other sensitive protected information relating to our customers, company, workforce and individuals with whom we and our customers conduct business. We have programs in place to detect, contain and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, hardware, software or applications developed internally or procured from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.
Unauthorized parties have gained access and will continue to attempt to gain access to our or a service provider's systems or facilities through fraud, trickery or other forms of deception. We have been the target of cyber attacks, including, in prior fiscal years, incidents where certain customer account information was accessed. Although we do not believe these incidents had a material impact on us, similar incidents or events in the future may negatively impact our business, reputation or financial results.
Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal or regulatory requirements, including the EU general data protection regulation (GDPR) and those related to patient-identifiable health information and other sensitive personal and financial information as further described in the Risk Factor titled “Our business is subject to rigorous regulatory and licensing requirements,” above.
In addition, insurance for losses arising from cyber-attacks or other breaches is becoming more costly and limited and may not be available to us at amounts that we historically have obtained or that we would like to obtain. It is possible that we could incur losses that may not be covered by insurance or that would exceed available insurance recoveries. If this happens, our results of operations and financial condition could be adversely affected.
Our sales and credit concentration is significant.
CVS is a large customer that generates a significant amount of our revenue. CVS accounted for 26 percent of our fiscal 2021 revenue and 24 percent of our gross trade receivable balance at June 30, 2021. If CVS terminates the agreements due to an alleged default by us, defaults in payment or significantly reduces its purchases from us, our results of operations and financial condition could be adversely affected.
Our results of operations could be adversely impacted if we fail to manage and complete divestitures.
We regularly evaluate our portfolio of businesses to determine whether an asset or business may no longer help us meet our objectives or whether there may be a more advantaged owner for that business. For example, we recently completed the divestiture of our Cordis business, and in the past few years, we have also divested our pharmaceutical and medical products distribution business in China and our ownership interest in naviHealth, Inc. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. We could also incur higher costs or charges than planned or incur unexpected charges and could experience greater dis-synergies than expected, which could have a negative impact on our results of operations.
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
Our goodwill may be impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. For our annual impairment test in fiscal 2021, the fair value of the Medical Unit (which includes the Cordis disposal group) exceeded its carrying value by approximately three percent. This testing involves estimates and significant judgments by management. Additional adverse changes in key assumptions, including current assumptions about the impact of the Cordis divestiture and the COVID-19 pandemic, including estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate or increases in tax rates, among other things, could result in a goodwill impairment in our Medical Unit. For example, if we were to increase the discount rate by a hypothetical 0.5 percent, the carrying value of our Medical Unit would have exceeded the fair value by approximately one percent in fiscal 2021.
It is also possible that we may record significant charges related to other reporting units. Any charge or charges could adversely affect our results of operations. See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.

44	Cardinal Health | Fiscal 2021 Form 10-K

Risk Factors

Industry & Economic Risks
We could continue to suffer the adverse effects of competitive pressures.
As described in greater detail in the "Business" section, we operate in markets that are highly competitive and dynamic. In addition, competitive pressures in our pharmaceutical and medical segments may be increased by COVID-19, new business models, new entrants, new regulations, changes in consumer demand or general competitive dynamics. Our businesses face continued pricing pressure from these factors, which adversely affects our margins. If we are unable to offset margin reductions caused by these pricing pressures through steps such as sourcing or cost control measures, additional service offerings and sales of higher margin products, our results of operations could continue to be adversely affected.
Our Pharmaceutical segment’s profit margin could be adversely affected by changes in industry or market dynamics that we are not able to accurately predict.
In fiscal year 2021, our Pharmaceutical segment’s generics program was negatively impacted by volume declines. As has been the case for several years, the frequency, timing, magnitude and profit impact of generic pharmaceutical customer purchase volumes, pricing changes, customer contract renewals, generic pharmaceutical launches, and generic pharmaceutical manufacturer pricing changes remain uncertain as does their impact on Pharmaceutical segment profit and consolidated operating earnings. These factors have contributed to declines in some prior years and have more than offset the benefits from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS. If performance of our generic pharmaceutical program declines in future fiscal years and we are unable to offset the decline, our Pharmaceutical segment profit and consolidated operating earnings will be adversely affected.
With respect to branded pharmaceutical products, compensation under our contractual arrangements with manufacturers for the purchase of branded pharmaceutical products is generally based on the wholesale acquisition cost set by the manufacturer. Sales prices of branded pharmaceutical products to our customers generally are a percentage discount from wholesale acquisition cost.
Also, almost all of our distribution services agreements with branded pharmaceutical manufacturers provide that we receive fees from the manufacturers to compensate us for services we provide them. However, under certain agreements, branded pharmaceutical price appreciation, which is determined by the manufacturers also serves as a part of our compensation. In recent years, manufacturers have increased prices less than in prior years. If manufacturers, in the aggregate, change their historical approach to setting and increasing wholesale acquisition cost, decide to reduce prices, not to increase prices or to implement only small increases and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our margins could be adversely affected.
We depend on direct and indirect suppliers to make their products and raw materials available to us and are subject to fluctuations in costs, availability and regulatory risks associated with these products and raw materials.
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
Our manufacturing businesses use oil-based resins, pulp, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Beginning in the fourth quarter of fiscal year 2021, we have experienced higher supply chain costs, primarily related to the sourcing of certain components, compounds, raw materials and commodities. Due to competitive dynamics and contractual limitations, we may be unable to pass along cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, our results of operations could continue to be adversely affected.
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

Cardinal Health | Fiscal 2021 Form 10-K	45

Risk Factors

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

46	Cardinal Health | Fiscal 2021 Form 10-K

Properties and Legal Proceedings
Properties
In the United States, at June 30, 2021, the Pharmaceutical segment operated one national logistics center; a number of primary pharmaceutical and specialty distribution facilities as well as nuclear pharmacy and radiopharmaceutical manufacturing facilities. The Medical segment operated medical-surgical distribution, assembly, manufacturing and other operating facilities in the United States.
At June 30, 2021, our Medical segment also operated manufacturing facilities in Canada, Costa Rica, the Dominican Republic, Germany, Ireland, Japan, Malaysia, Malta, Mexico and Thailand.
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

Cardinal Health | Fiscal 2021 Form 10-K	47

Properties and Legal Proceedings
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

48	Cardinal Health | Fiscal 2021 Form 10-K

Market for Registrant's Common Equity
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.”
At July 31, 2021 there were approximately 7,102 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
April 2021	1,311	$60.84	—	$743
May 2021	101	56.34	—	743
June 2021	304	57.03	—	743
Total	1,716	$59.90	—	$743
(1)Reflects 1,311, 101 and 304 common shares purchased in April, May and June 2021, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2021. As of June 30, 2021, we have $743 million authorized for share repurchases remaining under this program.

Cardinal Health | Fiscal 2021 Form 10-K	49

Market for Registrant's Common Equity
Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 invested at the closing price on June 30, 2016, and is based on the market prices at the end of each fiscal year through and including June 30, 2021, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

250
200
150
100
50
2016
2017
2018
2019
2020
2021
100.00
117.89
112.47
102.25
134.82
120.46
66.12
148.86
136.11
66.34
160.01
150.95
76.43
225.25
193.09
86.65
Cardinal Health, Inc.
S&P 500 Index
S&P 500 Healthcare Index

	June 30
	2016	2017	2018	2019	2020	2021
Cardinal Health, Inc.	$100.00	$102.25	$66.12	$66.34	$76.43	$86.65
S&P 500 Index	100.00	117.89	134.82	148.86	160.01	225.25
S&P 500 Healthcare Index	100.00	112.47	120.46	136.11	150.95	193.09

50	Cardinal Health | Fiscal 2021 Form 10-K

Reports
Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2021.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pharmaceutical Segment Information Technology Initiative
The Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating information systems. During the fiscal year ended June 30, 2021, we transitioned selected processes to the new systems and expect that we will transition additional processes to the new systems throughout fiscal year 2022. If these new systems are not effectively implemented, or fail to operate as intended, it could adversely affect internal control over financial reporting.

Cardinal Health | Fiscal 2021 Form 10-K	51

Reports
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 16, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 16, 2021

52	Cardinal Health | Fiscal 2021 Form 10-K

Reports
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 16, 2021 expressed an unqualified opinion thereon.
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

Medical Unit Goodwill
Description of the Matter
At June 30, 2021, goodwill related to the Company’s Medical segment, including the Medical Unit was $5.3 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

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

Cardinal Health | Fiscal 2021 Form 10-K	53

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

To test the estimated fair value of the Company’s Medical Unit, we performed audit procedures that included, among others, evaluating methodologies used, involving our valuation specialists in testing the significant assumptions described above and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to the reporting unit’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the result.

Product Liability Lawsuits
Description of the Matter
As described in Note 1 and Note 7 to the consolidated financial statements, the Company is a defendant in various product liability claims in which individuals seek damages associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. The Company accrues for losses and defense costs related to product liability at the time a loss is probable and the amount of loss can be reasonably estimated. The methodology used by the Company to project future Cordis IVC claim costs is based largely on recent experience, including claim filing rates, indemnity severity by claim type, sales data, implant and injury to report lag patterns, and defense costs. The Company periodically reviews such estimates and records adjustments for changes in reserves in the period in which the change in estimate occurs. At June 30, 2021, the Company’s product liability reserve balance related to the Cordis IVC lawsuits totaled $524 million, net of estimated insurance recoveries. The Company believes there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, the Company has accrued the minimum amount in the range. The Company estimates the high end of the range to be approximately $1.03 billion net of estimated insurance recoveries.

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

Uncertain Tax Positions
Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company’s unrecognized tax benefits related to its uncertain tax positions were approximately $932 million at June 30, 2021. Uncertain tax positions may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining if the tax position is more likely than not to be sustained upon examination, based on the technical merits of the position and (2) measuring the amount of tax benefit that qualifies for recognition.

Auditing management's estimate of the amount of tax benefit related to the Company's uncertain tax positions that qualified for recognition was challenging because management's estimate required significant judgment in evaluating the technical merits of the positions, including interpretations of applicable tax laws and regulations.

54	Cardinal Health | Fiscal 2021 Form 10-K

Reports

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the technical merits of its uncertain tax positions, including the Company’s assessment as to whether a tax position is more likely than not to be sustained and management’s process to measure the benefit of its tax positions.

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

Opioid Lawsuits
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company is a defendant in numerous lawsuits brought by certain state governments, Native American tribes, and other political subdivisions related to opioid matters. The Company accrues for losses related to legal matters at the time a loss is probable and the amount of loss can be reasonably estimated. In July 2021, the Company negotiated a global proposed settlement agreement (the “Proposed Settlement Agreement”), however, the Proposed Settlement Agreement is subject to contingencies. In addition, the Native American tribes and certain other sub-divisions are not included within the Proposed Settlement Agreement and are negotiated separately. The Company has accrued $6.73 billion pretax under the cash component of the Proposed Settlement Agreement and for negotiations with Native American tribes and other sub-divisions as of June 30, 2021. The Company is unable to reasonably estimate the liability associated with other plaintiffs that are not subject to the Proposed Settlement Agreement or other ongoing negotiations. Additionally, management is unable to estimate the range of possible loss associated with these matters.

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

To test the Company’s assessment of the probability of a loss and whether the loss was reasonably estimable, among other procedures, we read the Proposed Settlement Agreement, requested and received internal and external legal counsel confirmation letters, met with internal counsel to discuss the status of the proceedings and negotiations of the Proposed Settlement Agreement and negotiations with other plaintiffs, and evaluated the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable. We also assessed the adequacy and the sufficiency of the Company’s disclosures included in Note 7 in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 16, 2021

Cardinal Health | Fiscal 2021 Form 10-K	55

Financial Statements
Financial Statements and Supplementary Data

56	Cardinal Health | Fiscal 2021 Form 10-K

Financial Statements
Consolidated Statements of Earnings/(Loss)

(in millions, except per common share amounts)	2021	2020	2019
Revenue	$162,467	$152,922	$145,534
Cost of products sold	155,689	146,054	138,700
Gross margin	6,778	6,868	6,834

Operating expenses:
Distribution, selling, general and administrative expenses	4,533	4,572	4,480
Restructuring and employee severance	114	122	125
Amortization and other acquisition-related costs	451	524	621
Impairments and (gain)/loss on disposal of assets, net	79	7	(488)
Litigation (recoveries)/charges, net	1,129	5,741	36
Operating earnings/(loss)	472	(4,098)	2,060

Other (income)/expense, net	(47)	(1)	15
Interest expense, net	180	238	294
Loss on early extinguishment of debt	14	16	—
(Gain)/Loss on sale of equity interest in naviHealth	2	(579)	—
Earnings/(loss) before income taxes	323	(3,772)	1,751

Provision for/(benefit from) income taxes	(289)	(79)	386
Net earnings/(loss)	612	(3,693)	1,365

Less: Net earnings attributable to noncontrolling interests	(1)	(3)	(2)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$611	$(3,696)	$1,363

Earnings/(loss) per common share attributable to Cardinal Health, Inc.
Basic	$2.09	$(12.61)	$4.55
Diluted	2.08	(12.61)	4.53

Weighted-average number of common shares outstanding:
Basic	292	293	300
Diluted	294	293	301
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2021 Form 10-K	57

Financial Statements
Consolidated Statements of Comprehensive Income/(Loss)

(in millions)	2021	2020	2019
Net earnings/(loss)	$612	$(3,693)	$1,365

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	46	3	18
Net unrealized gain/(loss) on derivative instruments, net of tax	24	(28)	(5)
Total other comprehensive income/(loss), net of tax	70	(25)	13

Total comprehensive income/(loss)	682	(3,718)	1,378

Less: comprehensive income attributable to noncontrolling interests	(1)	(3)	(2)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$681	$(3,721)	$1,376
The accompanying notes are an integral part of these consolidated statements.

58	Cardinal Health | Fiscal 2021 Form 10-K

Financial Statements
Consolidated Balance Sheets

	June 30
(in millions)	2021	2020
Assets
Current assets:
Cash and equivalents	$3,407	$2,771
Trade receivables, net	9,103	8,264
Inventories, net	14,594	13,198
Prepaid expenses and other	2,843	1,707
Assets held for sale	1,101	—
Total current assets	31,048	25,940

Property and equipment, net	2,360	2,366
Goodwill and other intangibles, net	10,094	11,275
Other assets	951	1,185
Total assets	$44,453	$40,766

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,700	$21,374
Current portion of long-term obligations and other short-term borrowings	871	10
Other accrued liabilities	2,957	2,231
Liabilities related to assets held for sale	96	—
Total current liabilities	27,624	23,615

Long-term obligations, less current portion	5,365	6,765
Deferred income taxes and other liabilities	9,670	8,594

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued— 327 million shares at June 30, 2021 and 2020	2,806	2,789
Retained earnings	1,205	1,170
Common shares in treasury, at cost: 36 million shares and 34 million shares at June 30, 2021 and 2020, respectively	(2,186)	(2,066)
Accumulated other comprehensive loss	(34)	(104)
Total Cardinal Health, Inc. shareholders' equity	1,791	1,789
Noncontrolling interests	3	3
Total shareholders’ equity	1,794	1,792
Total liabilities and shareholders’ equity	$44,453	$40,766
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2021 Form 10-K	59

Financial Statements
Consolidated Statements of Shareholders' Equity

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
Balance at June 30, 2018	327	$2,730	$4,645	(18)	$(1,224)	$(92)	$—	$6,059
Net earnings			1,363				2	1,365
Other comprehensive income, net of tax						13		13
Employee stock plans activity, net of shares withheld for employee taxes	—	33		1	34			67
Share repurchase program activity				(11)	(600)			(600)
Dividends declared			(575)					(575)
Other		—	1	—			—	1
Balance at June 30, 2019	327	2,763	5,434	(28)	(1,790)	(79)	2	6,330
Net earnings/(loss)			(3,696)				3	(3,693)
Other comprehensive loss, net of tax						(25)		(25)
Employee stock plans activity, net of shares withheld for employee taxes	—	26		—	74			100
Share repurchase program activity				(7)	(350)			(350)
Dividends declared			(570)					(570)
Other		—	2	—			(2)	—
Balance at June 30, 2020	327	2,789	1,170	(35)	(2,066)	(104)	3	1,792
Net earnings/(loss)			611				1	612
Other comprehensive income, net of tax						70		70
Employee stock plans activity, net of shares withheld for employee taxes	—	17		3	80			97
Share repurchase program activity				(4)	(200)			(200)
Dividends declared			(576)					(576)
Other							(1)	(1)
Balance at June 30, 2021	327	$2,806	$1,205	(36)	$(2,186)	$(34)	$3	$1,794
The accompanying notes are an integral part of these consolidated statements.

60	Cardinal Health | Fiscal 2021 Form 10-K

Financial Statements
Consolidated Statements of Cash Flows

(in millions)	2021	2020	2019
Cash flows from operating activities:
Net earnings/(loss)	$612	$(3,693)	$1,365
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	783	913	1,000
Impairments and loss on sale of other investments	—	—	3
(Gain)/Loss on sale of equity interest in naviHealth	2	(579)	—
Impairments and (gain)/loss on disposal of assets, net	79	7	(488)
Loss on early extinguishment of debt	14	16	—
Share-based compensation	89	90	82
Provision for/(benefit from) deferred income taxes	496	(961)	(83)
Provision for bad debts	65	106	88
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	(904)	82	(751)
Increase in inventories	(1,584)	(409)	(551)
Increase/(decrease) in accounts payable	2,325	(162)	1,864
Other accrued liabilities and operating items, net	452	6,550	193
Net cash provided by operating activities	2,429	1,960	2,722
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(3)	—	(82)
Additions to property and equipment	(400)	(375)	(328)
Purchase of other investments	(22)	(20)	(18)
Proceeds from sale of investments	47	886	3
Proceeds from divestitures, net of cash sold, and disposal of property and equipment	—	2	763
Net cash provided by/(used in) investing activities	(378)	493	338
Cash flows from financing activities:
Net change in short-term borrowings	—	(2)	—
Proceeds from interest rate swap terminations	18	112	—
Reduction of long-term obligations	(570)	(1,399)	(1,102)
Net tax proceeds/(withholding) from share-based compensation	8	8	(14)
Dividends on common shares	(573)	(569)	(577)
Purchase of treasury shares	(200)	(350)	(600)
Net cash used in financing activities	(1,317)	(2,200)	(2,293)
Effect of exchange rates changes on cash and equivalents	11	(13)	1
Cash reclassified to assets held for sale	(109)	—	—
Net increase in cash and equivalents	636	240	768
Cash and equivalents at beginning of period	2,771	2,531	1,763
Cash and equivalents at end of period	$3,407	$2,771	$2,531
Supplemental Information:
Cash payments for interest	$182	$226	$285
Cash payments for income taxes	273	368	311
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2021 Form 10-K	61

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
Our fiscal year ends on June 30. References to fiscal 2021, 2020 and 2019 in these consolidated financial statements are to the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
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
The COVID-19 pandemic ("COVID-19") continues to affect the U.S. and global economies, and as previously disclosed, the pandemic began to materially affect our businesses during the third quarter of fiscal 2020. The length and severity of the pandemic and its impacts on our businesses and results of operations are uncertain.
Cash Equivalents
We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables and Allowance for Doubtful Accounts
Trade receivables are presented net of an allowance for doubtful accounts of $242 million and $206 million at June 30, 2021 and 2020, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, and consider historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $63 million (current portion $7 million) and $104 million (current portion $12 million) at June 30, 2021 and 2020, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $12 million and $27 million at June 30, 2021 and 2020, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the credit worthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
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

62	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements
Major Customers
CVS Health Corporation ("CVS") and OptumRx, are our only customers that individually account for at least 10 percent of revenue and gross trade receivables. These customers are primarily serviced through our Pharmaceutical segment.
In August 2021, we extended our pharmaceutical distribution agreements with CVS through June 2027.
The following table summarizes historical percent of revenue and gross trade receivables from CVS and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2021	2020	2019	2021	2020
CVS	26%	26%	26%	24%	26%
OptumRx	15%	14%	13%	3%	6%
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 15 percent, 16 percent and 22 percent of revenue for fiscal 2021, 2020 and 2019, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A portion of our inventories (50 percent and 56 percent at June 30, 2021 and 2020, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
At June 30, 2021 and 2020, respectively, inventories valued at LIFO cost were $565 million and $411 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2021 or 2020.
Our remaining inventory, including inventory in our Medical segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Due to the unprecedented demand for certain personal protective equipment as a result of COVID-19, our Medical segment manufactured and sourced inventory at higher costs than in periods prior to COVID-19. Personal protective equipment ("PPE") refers to protective clothing, medical and non-medical grade gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness. As selling prices and customer demand have decreased compared to the peak of COVID-19, we recorded a reserve of $197 million, primarily related to certain categories of gloves, to reduce the carrying value of certain PPE to its net realizable value.
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $185 million and $155 million at June 30, 2021 and 2020, respectively.
Cash Discounts
Manufacturer cash discounts are recorded as a component of inventory cost and recognized as a reduction of cost of products sold as inventory is sold.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Property and equipment held for sale are recorded at the lower of cost less accumulated depreciation before the decision to dispose of the asset was made or fair value less cost to sell. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts.
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including finance lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization expense of $377 million, $405 million and $455 million for fiscal 2021, 2020 and 2019, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2021	2020
Land, building and improvements	$2,359	$2,185
Machinery and equipment	3,093	3,008
Furniture and fixtures	136	138
Total property and equipment, at cost	5,588	5,331
Accumulated depreciation and amortization	(3,228)	(2,965)
Property and equipment, net	$2,360	$2,366
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term

Cardinal Health | Fiscal 2021 Form 10-K	63

Notes to Financial Statements
obligations, which was 3 percent at June 30, 2021. The amount of capitalized interest was immaterial for all periods presented.
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
We performed annual impairment testing in fiscal 2021, 2020 and 2019 and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
The impairment test for indefinite-lived intangibles other than goodwill involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. Our qualitative evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.
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
On March 12, 2021, we announced that we signed a definitive agreement to sell our Cordis business to Hellman & Friedman for proceeds of $927 million in cash, subject to customary purchase price adjustments, and we retained certain working capital accounts and certain liabilities, including product liability for

64	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements
lawsuits related to inferior vena cava filters in the U.S. and Canada as described in Note 7 of the “Notes to Consolidated Financial Statements.” The transaction closed on August 2, 2021. See Note 2 for additional information.
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
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically refine our methodology by updating the reserve estimate percentages to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. Adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues, such as bankruptcies. Vendor reserves were $77 million at both June 30, 2021 and 2020, excluding third-party returns. See Third-Party Returns section within this Note for a description of third-party returns.
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
In connection with the opioid litigation as described further in the Note 7, we recorded pre-tax charges of $1.17 billion and $5.63 billion during fiscal 2021 and 2020 respectively which were retained at Corporate. In July 2021, we announced that we and two other national distributors have negotiated a proposed settlement agreement, subject to certain conditions and contingencies. There is no assurance that the contingencies to the proposed settlement agreement will be satisfied.
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
Self-Insurance
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

Cardinal Health | Fiscal 2021 Form 10-K	65

Notes to Financial Statements
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
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. There were no material obligations at June 30, 2021.
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
Dividends
We paid cash dividends per common share of $1.94, $1.92 and $1.91 in fiscal 2021, 2020 and 2019, respectively.
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

66	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements
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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2021 and 2020, the accrual for estimated sales returns and allowances was $689 million and $495 million, respectively, which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.6 billion, $2.3 billion and $2.2 billion, for fiscal 2021, 2020 and 2019, respectively, and the net impact on net earnings/(loss) in the consolidated statements of earnings/(loss) was immaterial in fiscal 2021, 2020 and 2019.
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
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings/(loss) and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $634 million, $620 million and $622 million, for fiscal 2021, 2020 and 2019, respectively.
Restructuring and Employee Severance
Restructuring activities are programs that are not part of the ongoing operations of our underlying business, such as divestitures, closing and consolidating facilities, changing the way we manufacture or distribute our products, moving manufacturing of a product to another location, changes in production or business process outsourcing or insourcing, employee severance (including rationalizing headcount or other significant changes in personnel) and realigning operations (including realignment of the management structure in response to changing market conditions). Also included within restructuring and employee severance are employee severance costs that are not incurred in connection with a restructuring activity. See Note 3 for additional information regarding our restructuring activities.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2021 and 2020 are presented in Note 11. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings/(loss) in the respective financial statement line item.
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

Cardinal Health | Fiscal 2021 Form 10-K	67

Notes to Financial Statements
received from the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net in the consolidated statements of earnings/(loss).
See Note 10 for additional information regarding our derivative instruments, including the accounting treatment for instruments designated as fair value, cash flow, net investment and economic hedges.
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
Recently Adopted Financial Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance that will require entities to measure credit losses on trade and other receivables, held-to-maturity debt securities, loans and other instruments using an "expected credit loss" model that considers historical experience, current conditions and reasonable supportable forecasts. This guidance also requires that credit losses on available-for-sale debt securities with unrealized losses be recognized as allowances rather than as deductions in the amortized cost of the securities. We consider historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. This guidance was effective beginning the first quarter of fiscal 2021 and did not have a material impact on our consolidated financial statements.
Recently Issued Financial Accounting Standards Not Yet Adopted
We address the adoption impacts of recently issued accounting standards by the FASB on the our consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2020 Form 10-K. There were no accounting standards issued in fiscal 2021 that will have a material impact on our consolidated financial statements.
2. Divestitures and Acquisitions
Divestitures
Cordis Assets Held for Sale
On March 12, 2021, we signed a definitive agreement with Hellman & Friedman to sell our Cordis business for gross proceeds of $927 million in cash, subject to customary purchase price adjustments, and we retained certain working capital accounts and certain liabilities. The transaction closed on August 2, 2021 and we received proceeds of $927 million, net of cash transferred. Cardinal Health will retain product liability associated with lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 7.
Upon signing the agreement, we met the criteria for the related assets and liabilities of the Cordis business to be classified as held for sale. In connection with the divestiture, we allocated $388 million of goodwill from the Medical Unit (within our Medical Segment) to the Cordis disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. We determined that the sale of the Cordis business does not meet the criteria to be classified as discontinued operations.
At June 30, 2021, the book value of the disposal group exceeded its fair value less costs to sell. Accordingly, we recognized a $60 million pre-tax write-down on the disposal group in impairments and (gain)/loss on disposal of assets in our consolidated statement of earnings/(loss). This write-down includes a $3 million loss related to currency translation adjustments in accumulated other comprehensive loss. We recorded a net tax expense of $9 million associated with the impact of the write-down and the required tax adjustments related to held for sale accounting.
The following table presents information related to the assets and liabilities that were classified as held for sale at June 30, 2021 related to the Cordis divestiture in the consolidated balance sheets:

(in millions)	June 30, 2021
Cash and equivalents	$109
Inventories, net	164
Property and equipment, net	90
Goodwill and other intangibles, net	778
Other assets	10
Write-down of assets held for sale	(60)
Total assets held for sale	$1,091

Other accrued liabilities	$61
Deferred income taxes and other liabilities	34
Total liabilities related to assets held for sale	$95

68	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements
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
In May 2020 we sold the remainder of our noncontrolling equity interest in a partnership that owned naviHealth. We recognized a pre-tax gain of $579 million from this disposal in gain on sale of equity interest in naviHealth in our consolidated statements of earnings/(loss) during fiscal year 2020.
Our proportionate share of naviHealth’s results, which was recorded in other (income)/expense, net in the consolidated statements of earnings/(loss), was income of $2 million and a loss of $10 million during fiscal 2020 and 2019, respectively.
Acquisitions
We did not complete any acquisitions during fiscal 2020. While we completed several small acquisitions during fiscal 2021 and 2019, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate. The cash paid for these acquisitions, net of cash acquired was $3 million and $82 million for fiscal 2021 and 2019, respectively.
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

(in millions)	2021	2020	2019
Employee-related costs	$53	$66	$95
Facility exit and other costs	61	56	30
Total restructuring and employee severance	$114	$122	$125
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of professional, project management and other service fees to support divestitures, vendor transition fees, accelerated depreciation, lease costs associated with vacant facilities, equipment relocation costs, project consulting fees, costs associated with restructuring our delivery of information technology infrastructure services and certain other divestiture-related costs.
In fiscal 2021, restructuring costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and the divestiture of our Cordis business. In fiscal 2020 and 2019, restructuring costs were primarily related to the implementation of certain enterprise-wide cost-savings measures.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2019	$64	$8	$72
Additions	85	24	109
Payments and other adjustments	(81)	(4)	(85)
Balance at June 30, 2020	68	28	96
Additions	49	26	75
Payments and other adjustments	(64)	(28)	(92)
Balance at June 30, 2021	$53	$26	$79
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical (2)	Total
Balance at June 30, 2019	$2,663	$5,715	$8,378
Goodwill acquired, net of purchase price adjustments	(5)	—	(5)
Foreign currency translation adjustments and other	(1)	(15)	(16)
Balance at June 30, 2020	2,657	5,700	8,357
Goodwill acquired, net of purchase price adjustments	2	—	2
Foreign currency translation adjustments and other	—	18	18
Cordis goodwill reclassified to assets held for sale	—	(388)	(388)
Balance at June 30, 2021	$2,659	$5,330	$7,989
(1)    At June 30, 2021 and 2020, the Pharmaceutical segment accumulated goodwill impairment loss was $829 million.
(2)    At June 30, 2021 and 2020, the Medical segment accumulated goodwill impairment loss was $1.4 billion.
In connection with the divestiture of our Cordis business, during fiscal 2021 we allocated and reclassified $388 million of goodwill from the Medical Unit (within our Medical Segment) to the Cordis disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained, discussed further in Note 2.

Cardinal Health | Fiscal 2021 Form 10-K	69

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2021
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A
Definite-life intangibles:
Customer relationships	3,330	1,989	1,341	11
Trademarks, trade names and patents	551	328	223	9
Developed technology and other	1,035	506	529	10
Total definite-life intangibles	4,916	2,823	2,093	10
Total other intangible assets	$4,928	$2,823	$2,105	N/A

	2020
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
IPR&D, trademarks and other	$23	$—	$23
Total indefinite-life intangibles	23	—	23
Definite-life intangibles:
Customer relationships	3,554	1,828	1,726
Trademarks, trade names and patents	673	341	332
Developed technology and other	1,604	767	837
Total definite-life intangibles	5,831	2,936	2,895
Total other intangible assets	$5,854	$2,936	$2,918
Total amortization of intangible assets was $428 million, $512 million and $531 million for fiscal 2021, 2020 and 2019, respectively. The estimated annual amortization for intangible assets for fiscal 2022 through 2026 is as follows: $315 million, $287 million, $264 million, $238 million and $212 million.

70	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements

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
Beginning July 1, 2019, operating lease right-of-use assets and corresponding operating lease liabilities are recognized in our consolidated balance sheets at lease commencement date based on the present value of lease payments over the lease term. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable.
Our lease agreements contain lease components and non-lease components. For all asset classes, we have elected to account for both of these components as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the consolidated financial statements at or for the fiscal years ended June 30, 2021 and 2020.
We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2021 and 2020 was not material. In addition, upon adoption of the new lease standard, we elected the package of three practical expedients permitted under the transition guidance, which include the carry forward of our leases without reassessing 1) whether any contracts are leases or contain leases, 2) lease classification and 3) initial direct costs.
Our leases have remaining lease terms from less than 1 year up to approximately 21 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
The following table summarizes the components of lease cost:

(in millions)	2021	2020
Operating lease cost	$119	$134
Finance lease cost	16	13
Variable lease cost	24	17
Total lease cost	$159	$164
Variable lease cost primarily includes payments for property taxes, maintenance and insurance. Our rental expense relating to operating leases was $153 million in fiscal 2019.
The following table summarizes supplemental balance sheet and other information related to leases at June 30:

(in millions)	2021	2020
Operating Leases
Operating lease right-of-use assets	$460	$426

Current portion of operating lease liabilities	105	104
Long-term operating lease liabilities	374	341
Total operating lease liabilities	479	445

Finance Leases
Finance lease right-of-use assets	63	33

Current portion of finance lease liabilities	19	9
Long-term finance lease liabilities	45	25
Total finance lease liabilities	$64	$34

Weighted-average remaining lease term (years)
Operating leases	6.5 years	6.4 years
Finance leases	4.2 years	4.3 years

Weighted-average discount rate
Operating leases	2.9%	2.9%
Finance leases	1.5%	2.4%
Operating leases are included in other assets, other accrued liabilities, and deferred income taxes and other liabilities in our consolidated balance sheet. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings, and long-term obligations, less current portion in our consolidated balance sheet.
The following tables summarizes supplemental cash flow information related to leases:

(in millions)	2021	2020
Cash paid for lease liabilities:
Operating cash flows paid for operating leases	$115	$125
Financing cash flows paid for finance leases	15	7
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	138	150
New finance leases	45	40
Amended lease standard adoption impact as of July 1, 2019 (1)	—	400
(1)Includes the effect of $22 million from reclassifying deferred rent as an offset to the lease right-of-use asset in accordance with the transition guidance.

Cardinal Health | Fiscal 2021 Form 10-K	71

Notes to Financial Statements

Future lease payments under non-cancellable leases as of June 30, 2021 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
2022	$116	$20	$136
2023	93	20	113
2024	72	14	86
2025	65	8	73
2026	50	3	53
Thereafter	141	5	146
Total future lease payments	537	70	607
Less: leases not yet commenced (1)	3	—	3
Less: imputed interest	55	6	61
Total lease liabilities	$479	$64	$543
(1)As of June 30, 2021, we had certain leases that were executed but did not have control of the underlying assets; therefore, the lease liabilities and right-of-use assets are not recorded in the consolidated balance sheet.

6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2021	2020
2.616% Notes due 2022	$572	$834
3.2% Notes due 2022	—	236
Floating Rate Notes due 2022	281	321
3.2% Notes due 2023	564	576
3.079% Notes due 2024	794	809
3.5% Notes due 2024	410	413
3.75% Notes due 2025	524	529
3.41% Notes due 2027	1,216	1,215
4.6% Notes due 2043	341	340
4.5% Notes due 2044	342	342
4.9% Notes due 2045	441	441
4.368% Notes due 2047	560	560
7.0% Debentures due 2026	124	124
Other Obligations	67	35
Total	6,236	6,775
Less: current portion of long-term obligations and other short-term borrowings	871	10
Long-term obligations, less current portion	$5,365	$6,765
(1) Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2022 through 2026 and thereafter are as follows: $872 million, $584 million, $808 million, $418 million, $525 million and $3.0 billion.
Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $23.7 billion and $21.4 billion at June 30, 2021 and 2020, respectively.
In June 2021, we redeemed all outstanding 3.2% Notes due June 2022 for $238 million and $262 million aggregate principle amount of 2.616% Notes due June 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with these redemptions, we recorded a $13 million loss on early extinguishment of debt.
During fiscal 2021, we also early repurchased $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022 with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt.
During fiscal 2020, we redeemed $500 million aggregate principle amount of 4.625% Notes due December 2020 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with the redemption, we recorded a $7 million loss on early extinguishment of debt. We also early repurchased $247 million of the 2.616% Notes due 2022, $11 million of the 3.2% Notes due 2022, $20 million of the Floating Rate Notes due 2022, $104 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $5 million of the 4.9% Notes due 2045, and $35 million of the 4.368% Notes due 2047. In connection with the early debt repurchases, we recognized a $9 million loss on early extinguishment of debt. We also repaid the full principal of the $450 million 2.4% Notes due 2019 as they became due.
During fiscal 2019, we repurchased $67 million of the 2.616% Notes due 2022, $1 million of the 3.2% Notes due 2022, 8 million of the Floating Rate Notes due 2022, and $24 million of the 3.41% Notes due 2027 for a total of $100 million. The loss on early extinguishment of debt in connection with these early repurchases was immaterial. We also repaid the full principal of the $1.0 billion 1.948% Notes due 2019 as they became due.
The redemptions and repurchases were paid for with available cash and other short-term borrowings.
On August 13, 2021, we announced our intention to early redeem all remaining outstanding 2.616% Notes due June 2022 on September 15, 2021 at an expected redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes.

72	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements

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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2021, we were in compliance with this financial covenant.
At June 30, 2021 and 2020, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $1 million at both June 30, 2021 and 2020.
Under our committed receivables sales facility program, we had a maximum amount outstanding of $200 million and an immaterial daily amount outstanding during fiscal 2021. We had no amounts outstanding as of June 30, 2021 under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $31 million and $29 million at June 30, 2021 and 2020, respectively.
We had no amounts outstanding under the commercial paper program as of June 30, 2021 and 2020.
We also maintain other short-term credit facilities and an unsecured line of credit that allowed for borrowings up to $6 million at both June 30, 2021 and 2020. The $67 million and $35 million balance of other obligations at June 30, 2021 and 2020, respectively, consisted of finance leases and short-term borrowings.

Cardinal Health | Fiscal 2021 Form 10-K	73

Notes to Financial Statements
7. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture with CVS Health Corporation ("CVS Health")
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health for an initial term of 10 years. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of its participants. In August 2021, we amended our agreement to extend the term through June 2029. We are required to make quarterly payments to CVS Health for the term of the arrangement. These payments are included as purchase obligations and other payments in the Contractual Obligations section of MD&A.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, we recorded an aggregate accrual of $41 million for calendar years 2017 and 2018 in the fiscal year ended June 30, 2021 based on the probable estimated payment amount, which is our best estimate of the OSA payments probable at June 30, 2021.
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
From time to time, we become aware through employees, internal audits or other parties of possible product quality, regulatory or compliance matters, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption or anti-bribery laws. When we become aware of such possible compliance matters, we investigate internally and take appropriate corrective action. In addition, from time to time, we receive subpoenas or requests for information from various federal or state agencies relating to our business or to the business of a customer, supplier or other industry participants. Internal investigations, subpoenas or requests for information could directly or indirectly lead to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
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

74	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements
as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
States & Political Subdivisions
Approximately 2,900 of these lawsuits have been filed by counties, municipalities, cities and political subdivisions in various federal, state, and other courts. The vast majority of these lawsuits were filed in U.S. federal court and have been transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio (the “MDL”).
In addition, 25 state attorneys general have filed lawsuits against distributors, including us, in various state courts. We have also received requests, civil investigative demands, subpoenas or requests for information from additional state attorneys general offices and governmental authorities.
In October 2019, we agreed in principle to a global settlement framework with a leadership group of state attorneys general; the framework is designed to resolve pending and future opioid lawsuits and claims by states and political subdivisions, but not private plaintiffs (the "Settlement Framework"). We continued to build out the Settlement Framework and to negotiate the terms of the settlement with the leadership group and other representatives of states and political subdivisions.
In July, 2021, we announced that we and two other national distributors have negotiated a proposed settlement agreement (the “Proposed Settlement Agreement”) and settlement process that, if all conditions are satisfied, would result in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. West Virginia subdivisions and Native American tribes are not a part of this settlement process and we have been involved in separate negotiations with these groups. The settlement process does not contemplate participation by any non-governmental or non-political entities or individuals. In connection with the negotiations of the Proposed Settlement Agreement, we and the two other national distributors entered into a settlement with the State of New York and its participating subdivisions. If the Proposed Settlement Agreement becomes effective, New York and its participating subdivisions will become a part of it.
The Proposed Settlement Agreement is subject to contingencies and will not become effective unless and until the three distributors each make separate independent determinations that (1) following a sign-on period, a sufficient number of states have agreed to the Proposed Settlement Agreement (the “Settling States”); and, subsequently, (2) following a notice period, that a sufficient number of states and political subdivisions, including those that have not sued, have agreed to the Agreement (or otherwise had their claims foreclosed) to proceed to effectiveness. Prior to the second determination, the Settling States will also have an opportunity to make a determination as to whether a sufficient number of political subdivisions have agreed to the Proposed Settlement Agreement (or otherwise had their claims foreclosed) to proceed with the
Proposed Settlement Agreement. This process is currently contemplated to end in February 2022, although it may be extended by agreement. It is possible that a sufficient number of states and subdivisions will not agree to the Proposed Settlement Agreement or that other required contingencies will not be satisfied.
If these conditions are satisfied, the Proposed Settlement Agreement would become effective sixty (60) days after the distributors determine that there is sufficient participation among political subdivisions. During this 60-day period, the Settling States and the distributors would cooperate to obtain consent judgments in each participating state embodying the terms of the Settlement.
The Proposed Settlement Agreement includes a cash component, pursuant to which the Company would pay up to approximately $6.37 billion, the majority of which would be paid over 18 years. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which political subdivisions in Settling States file additional opioid lawsuits against the Company after the Proposed Settlement Agreement becomes effective.
The Proposed Settlement Agreement also includes injunctive relief terms related to settling distributors’ controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating our controlled substances monitoring program; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will be selected to oversee compliance with these provisions for a period of five years. In addition, we and the two other settling distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting; distributors will fund the clearinghouse for ten years.
In total, we have recorded total pre-tax charges of $1.17 billion and $5.63 billion in litigation charges/(recoveries), net in the years ended June 30, 2021 and 2020, respectively. In total, we have $6.73 billion accrued at June 30, 2021, of which $405 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in the consolidated balance sheets.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits and reaching an agreement in principle on a global settlement framework is not an admission of liability or wrongdoing.

Cardinal Health | Fiscal 2021 Form 10-K	75

Notes to Financial Statements
Additionally, a trial before a judge in West Virginia in the Cabell County and City of Huntington cases concluded in July 2021 and the judge has not yet issued a decision. In addition, a trial in the case brought by the Ohio Attorney General is scheduled to begin in September 2021 and a trial in the case brought by the Washington Attorney General is scheduled to begin in November 2021. The Ohio Attorney General has issued a press release indicating support for the Proposed Settlement Agreement; however, the Washington Attorney General has issued a press release stating that Washington will not agree to the Proposed Settlement Agreement. These public announcements are not binding and there is no assurance that any state that has made a public announcement of support for the Proposed Settlement Agreement will ultimately execute the Proposed Settlement Agreement.
Private Plaintiffs
The Proposed Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 442 lawsuits as of August 10, 2021. Of these, 128 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. A trial in one case is currently scheduled to begin in October 2021. We are vigorously defending ourselves in these matters.
Insurance Litigation
We are involved in legal proceedings with two insurers related to the availability of insurance coverage for the lawsuits described above. In October 2020, we filed a complaint for declaratory judgment against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) seeking a declaration that National Union is obligated to reimburse us for defense costs incurred in connection with the lawsuits described above. In January, 2021, Swiss Re International SE commenced an arbitration in London seeking a determination that it does not have an obligation to reimburse us for defense and indemnity expenses incurred in connection with the lawsuits described above. We have not recorded a receivable for any recoveries related to these insurance litigation matters as of June 30, 2021.
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
Cordis Product Liability Lawsuits
As of August 10, 2021, we are named as a defendant in 419 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,427 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava ("IVC") filter products. Another 32 lawsuits involving similar claims by approximately 37 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. In July 2021, we entered into an agreement to settle approximately 1,300 claims. This agreement is subject to certain contingencies. We continue to vigorously defend ourselves in these lawsuits and are engaged in ongoing resolution discussions with certain plaintiffs.
At June 30, 2021, we had a total of $524 million net of estimated insurance recoveries, accrued for losses and legal defense costs, net of expected insurance recoveries, related to the Cordis IVC filter lawsuits in the consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $1.03 billion, net of estimated insurance recoveries. The sale of the Cordis disposal group does not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
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

76	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements
complaint are without merit and intend to vigorously defend against them.
Specialty Solutions DOJ Investigation
In November 2018, the United States Attorney’s Office for the District of Massachusetts (the "USAO") commenced an investigation pertaining to the U.S. federal healthcare fraud and abuse laws. These requests sought, among other things, documents and information relating to discounts and rebates offered or provided to certain Specialty Solutions customers. We are cooperating with these requests and are engaged in resolution discussions with the USAO and Department of Health and Human Services, Office of Inspector General. In connection with these discussions, we recorded $13 million of expense within litigation charges/(recoveries) on our consolidated statements of earnings/(loss) during the fiscal year ended June 30, 2021. We cannot predict the outcome of the discussions and it is possible that we may incur additional losses or agree to other remedial measures; however, we are not currently able to estimate a range of reasonably possible additional losses.
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
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of lawsuits in which we were a class member or plaintiff of $112 million, $16 million and $94 million during fiscal 2021, 2020, and 2019, respectively.

8. Income Taxes
Earnings/(Loss) before Income Taxes and Provision for/(Benefit From) Income Taxes
The following table summarizes earnings/(loss) before income taxes:

(in millions)	2021	2020	2019
U.S. operations	$(47)	$(4,056)	$1,478
Non-U.S. operations	370	284	273
Earnings/(loss) before income taxes	$323	$(3,772)	$1,751
The following table summarizes the components of provision for/(benefit from) income taxes:

(in millions)	2021	2020	2019
Current:
Federal	$(989)	$659	$295
State and local	92	154	89
Non-U.S.	112	69	85
Total current	$(785)	$882	$469

Deferred:
Federal	$539	$(822)	$(28)
State and local	(28)	(127)	(37)
Non-U.S.	(15)	(12)	(18)
Total deferred	496	(961)	(83)
Provision for/(benefit from) income taxes	$(289)	$(79)	$386

Tax Effects of Self-Insurance Pre-Tax Loss
During fiscal 2021, our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and applied to adjust our taxable income for fiscal 2015, 2016, 2017, and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security ("CARES") Act enacted by the United States Congress in March 2020.
Accordingly, our provision for income taxes during fiscal 2021 included a $424 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016, and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
We have filed for a U.S. federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have recorded a current asset on our consolidated balance sheet at June 30, 2021. We also increased our non-current deferred tax

Cardinal Health | Fiscal 2021 Form 10-K	77

Notes to Financial Statements
liability by approximately $700 million during fiscal 2021 related to this matter.
We have recorded these amounts based on management's judgment and our current understanding of tax law; however, it is possible that the tax authorities could challenge these tax benefits or that the tax law could change. The actual amount of the tax benefit may differ materially from these estimates.
Tax Effects of Opioid Litigation Charges
In connection with the $1.17 billion and $5.63 billion pre-tax charges for the opioid litigation, during fiscal 2021 and 2020, we recorded a tax benefit of $228 million and $488 million, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $219 million and $469 million, respectively.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment since the U.S. tax law governing deductibility was changed by the U.S. Tax Cuts and Jobs Act ("Tax Act"). Further, it is possible Congress or the tax authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits. The actual amount of the tax benefit may differ materially from these estimates.
Effective Tax Rate
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate:

	2021 (1)	2020 (1)	2019 (1)
Provision at Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.2	2.5	0.9
Tax effect of foreign operations	0.7	—	(0.7)
Nondeductible/nontaxable items (2)	1.6	0.2	0.8
Cordis Disposition	7.0	—	—
Withholding Taxes (2)	9.0	(0.3)	0.7
Change in Valuation Allowances	(1.4)	1.5	4.5
US Taxes on International Income (2)(3)	(6.7)	0.2	0.7
Impact of Resolutions with IRS and other related matters (2)	(13.6)	(0.4)	(0.1)
Legal Entity Reorganization	—	—	(3.6)
Opioid litigation	17.7	(23.2)	—
Loss Carryback Claims	(129.9)	—	—
Other (2)	1.7	0.6	(2.1)
Effective income tax rate	(89.7)%	2.1%	22.1%
(1)    The table represents the following: fiscal 2021 is pretax income with tax benefit, fiscal 2020 is pretax loss with tax benefit, and fiscal 2019 is pretax income with tax expense.
(2)    Certain prior year amounts have been reclassified to conform to current year presentation.
(3)    Includes the tax impact of Global Intangible Low-Taxed Income ("GILTI") tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code.
The income tax benefit rate was 89.7% and 2.1% in fiscal 2021 and fiscal 2020 compared to an income tax expense rate of 22.1% in fiscal 2019. Fluctuations in the effective tax rates are primarily due to the impact of opioid litigation in fiscal 2021 and 2020, as well as the impact of the carryback claim filed in accordance with the CARES Act provision in fiscal year 2021.
Our effective tax rate has benefits from negotiated lower than statutory tax rates in select foreign jurisdictions which individually are not material to our effective tax rate but in aggregate have a favorable tax impact of approximately $20 million during fiscal 2021.
As of June 30, 2021, foreign earnings of approximately $825 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our financial statements in fiscal 2021.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.
The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2021	2020
Deferred income tax assets:
Receivable basis difference	$40	$39
Accrued liabilities	874	607
Share-based compensation	38	38
Loss and tax credit carryforwards	805	589
Deferred tax assets related to uncertain tax positions	35	52
Other	16	87
Total deferred income tax assets	1,808	1,412
Valuation allowance for deferred income tax assets	(515)	(470)
Net deferred income tax assets	$1,293	$942

Deferred income tax liabilities:
Inventory basis differences	$(1,119)	$(1,083)
Property-related	(375)	(327)
Goodwill and other intangibles	(733)	(751)
Self-Insurance	(975)	—
Other	(23)	—
Total deferred income tax liabilities	$(3,225)	$(2,161)
Net deferred income tax liability	$(1,932)	$(1,219)

78	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction and for uncertain tax positions, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2021	2020
Noncurrent deferred income tax asset (1)	52	39
Noncurrent deferred income tax liability (2)	(1,981)	(1,258)
Noncurrent deferred income tax liability transferred to held for sale	(3)	—
Net deferred income tax liability	$(1,932)	$(1,219)
(1)Included in other assets in the consolidated balance sheets.
(2)Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2021 we had gross federal, state and international loss and credit carryforwards of $272 million, $3.9 billion and $2.3 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $805 million. Substantially all of these carryforwards are available for at least three years. Approximately $477 million of the valuation allowance at June 30, 2021 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
Unrecognized Tax Benefits
We had $932 million, $998 million and $456 million of unrecognized tax benefits at June 30, 2021, 2020 and 2019, respectively. The June 30, 2021, 2020 and 2019 balances include $849 million, $753 million and $303 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2021	2020	2019
Balance at beginning of fiscal year	$998	$456	$423
Additions for tax positions of the current year	121	500	24
Additions for tax positions of prior years	223	78	39
Reductions for tax positions of prior years	(138)	(27)	(5)
Settlements with tax authorities	(271)	(6)	(25)
Expiration of the statute of limitations	(1)	(3)	—
Balance at end of fiscal year	$932	$998	$456

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of $0 million to $20 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2021, 2020 and 2019, we had $49 million, $146 million and $122 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. As a result of our IRS audit settlements and carryback claim, an immaterial amount of interest was recorded in fiscal 2021. During fiscal 2020 and 2019, we recognized $16 million and $8 million of expense for interest and penalties in income tax expense, respectively.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $72 million and $176 million at June 30, 2021 and 2020, respectively, and is included in other assets in the consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $12 million and $19 million at June 30, 2021 and 2020, respectively, and is included in other assets in the consolidated balance sheets.
9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,883	$—	$—	$1,883
Other investments (1)	126	—	—	126
Forward contracts (2)	—	42	—	42

	2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$721	$—	$—	$721
Other investments (1)	114	—	—	114
Forward contracts (2)	—	53	—	53

Cardinal Health | Fiscal 2021 Form 10-K	79

Notes to Financial Statements
(1)The other investments balance includes investments in mutual funds, which offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high-quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
(2)The fair value of interest rate swaps, foreign currency contracts, net investment hedges and commodity contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other, other assets, other accrued liabilities, and deferred income taxes and other liabilities within the consolidated balance sheets.

Assets and (Liabilities) Measured on a Nonrecurring Basis
Assets and liabilities held for sale of $1.1 billion and $96 million, respectively, at June 30, 2021 are primarily related to the divestiture of our Cordis business. These estimated fair values utilized Level 3 unobservable inputs based on expected sales proceeds following a competitive bidding process. See Note 2 for additional information regarding assets and liabilities held for sale.

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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2021	2020
Assets:
Pay-floating interest rate swaps (1)	$1	$27
Cross-currency swap (1)	6	47
Cross-currency swap (2)	34	—
Foreign currency contracts (2)	5	—
Total assets	$46	$74

Liabilities:
Foreign currency contracts (4)	$4	$4
Forward interest rate swaps (3)	—	16
Commodity contracts (4)	—	1
Total liabilities	$4	$21
(1)    Included in other assets in the consolidated balance sheets.
(2)    Included in prepaid expenses and other in the consolidated balance sheets.
(3)    Included in deferred income taxes and other liabilities in the consolidated balance sheets.
(4)    Included in other accrued liabilities in the consolidated balance sheets.
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings/(loss). During fiscal 2021, 2020 and 2019 there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During fiscal 2021, we unwound certain interest rate swap contracts with the notional amount of $550 million. In connection with the unwind of these contracts, we received cash proceeds of

80	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements
$18 million. The related gain will be recognized in interest expense, net in our statements of earnings/(loss) over the remaining term of the debt agreement, which matures in March 2023.
During fiscal 2021, we entered into a pay-floating interest rate swap with total notional amounts of $200 million. This swap has been designated as fair value hedges of our fixed rate debt and is included in deferred income taxes and other liabilities in the consolidated balance sheets.
In May 2020, we unwound certain interest rate swap contracts. In connection with the unwind of these contracts, we received cash proceeds of $112 million. The related gain will be recognized in interest expense, net in our statements of earnings/(loss) over the remaining term of the related debt agreements, which ranged from 48 months to 63 months at June 30, 2020.
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
The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2021
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$200	Mar 2028

	2020
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$550	Mar 2023
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2021	2020	2019
Pay-floating interest rate swaps (1)	$(8)	$106	$9
Fixed-rate debt (1)	8	(106)	(9)
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
During fiscal 2020, we entered into forward interest rate swaps with a total notional amount of $200 million to hedge probable, but not firmly committed, future transactions associated with our debt. During fiscal 2021, we terminated these swaps and reclassified an immaterial deferred gain from accumulated other comprehensive loss into interest expense, net in our consolidated statements of earnings/(loss) because the forecasted transactions were probable of not occurring.
All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges that are expected to be reclassified into net earnings within the next 12 months are immaterial.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2021 and 2020, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Chinese renminbi, Canadian dollar, euro, Thai baht and Mexican peso.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.
The following tables summarize the outstanding cash flow hedges at June 30:

	2021
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$436	Jul 2021	-	Jun 2022

	2020
(in millions)	Notional Amount	Maturity Date
Forward interest rate swaps	$200	Jun 2022
Foreign currency contracts	328	Jul 2020	-	Jun 2021
Commodity contracts	16	Jul 2020	-	Jun 2021
The following table summarizes the pre-tax gain/(loss) included in OCI for derivative instruments designated as cash flow hedges:

(in millions)	2021	2020	2019
Forward interest rate swaps	$16	$(16)	$—
Commodity contracts	1	1	(5)
Foreign currency contracts	5	(8)	5
The following table summarizes the pre-tax gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2021	2020	2019
Foreign currency contracts (1)	$(12)	$7	$2
Foreign currency contracts (2)	(2)	1	—
Foreign currency contracts (3)	4	—	1
Forward interest rate swaps (4)	2	2	2
Commodity contracts (3)	6	(5)	—
(1)    Included in revenue in the consolidated statements of earnings/(loss).
(2)    Included in cost of products sold in the consolidated statements of earnings/(loss).
(3)    Included in SG&A expenses in the consolidated statements of earnings/(loss).
(4)     Included in interest expense, net in the consolidated statements of earnings/(loss).

Cardinal Health | Fiscal 2021 Form 10-K	81

Notes to Financial Statements
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $7 million loss and a $35 million gain during fiscal 2021 and 2020, respectively. Gains recognized in interest expense, net in the consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $19 million and $17 million during fiscal 2021 and 2020, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The principal currency managed through foreign currency contracts is the Chinese renminbi, Canadian dollar, euro, Mexican Peso, and Brazilian Real.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2021
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$254	July 2021

	2020
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$325	Jul 2020
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2021	2020	2019
Foreign currency contracts (1)	$(8)	$(11)	$(13)
(1)    Included in other income, net in the consolidated statements of earnings/(loss).
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2021 and 2020 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2021	2020
Estimated fair value	$6,751	$7,273
Carrying amount	6,236	6,775
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2021		2020
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$200	$1	$550	$27
Foreign currency contracts	690	1	653	(4)
Forward interest rate swaps	—	—	200	(16)
Cross-currency swap	833	40	833	47
Commodity contracts	—	—	16	(1)
11. Shareholders' Equity
At June 30, 2021 and 2020, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common

82	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements

shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2021 and 2020.
We repurchased $1.15 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2021, 2020 and 2019, as described below. We funded the repurchases with available cash and short term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2021, we repurchased 3.7 million common shares having an aggregate cost of $200 million. The average price paid per common share was $54.40. These repurchases were made under an accelerated share repurchase ("ASR") program, which began on February 9, 2021 and was completed on March 31, 2021.
During fiscal 2020, we repurchased 7.3 million common shares having an aggregate cost of $350 million. The average price paid per common share was $48.00. These repurchases were made under an ASR program, which began on August 20, 2019 and was completed on December 4, 2019.
During fiscal 2019, we repurchased 11.5 million common shares having an aggregate cost of $600 million. The average price paid per common share was $52.32. These repurchases were made under an ASR program, which began on August 16, 2018 and was completed on October 25, 2018.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments and other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(95)	$16	$(79)
Other comprehensive income/(loss), net before reclassifications	3	(23)	(20)
Amounts reclassified to earnings	—	(5)	(5)
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax of $4 million	3	(28)	(25)
Balance at June 30, 2020	(92)	(12)	(104)
Other comprehensive income, before reclassifications	46	22	68
Amounts reclassified to earnings	—	2	2
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax of $4 million	46	24	70
Balance at June 30, 2021	$(46)	$12	$(34)

12. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2021	2020	2019
Net earnings/(loss)	$612	$(3,693)	$1,365
Net earnings attributable to noncontrolling interest	(1)	(3)	(2)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$611	$(3,696)	$1,363
Weighted-average common shares–basic	292	293	300
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	2	—	1
Weighted-average common shares–diluted	294	293	301
Basic earnings/(loss) per common share attributable to Cardinal Health, Inc.:	$2.09	$(12.61)	$4.55
Diluted earnings/(loss) per common share attributable to Cardinal Health, Inc.:	2.08	(12.61)	4.53
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for fiscal 2021, 2020 and 2019 were 3 million, 6 million and 7 million, respectively. During fiscal 2020, there were 2 million potentially dilutive employee stock options, restricted share units and performance share units not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would be anti-dilutive as a result of the net loss for the fiscal year.
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

Cardinal Health | Fiscal 2021 Form 10-K	83

Notes to Financial Statements

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
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2021	2020	2019
Pharmaceutical	$145,796	$137,495	$129,917
Medical	16,687	15,444	15,633
Total segment revenue	162,483	152,939	145,550
Corporate (1)	(16)	(17)	(16)
Total revenue	$162,467	$152,922	$145,534
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

(in millions)	2021	2020	2019
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$144,988	$136,693	$129,067
Nuclear and Precision Health Solutions	808	802	850
Pharmaceutical segment revenue	145,796	137,495	129,917
Medical distribution and products (3)	14,485	13,429	13,833
Cardinal Health at-Home Solutions	2,202	2,015	1,800
Medical segment revenue	16,687	15,444	15,633
Total segment revenue	162,483	152,939	145,550
Corporate (4)	(16)	(17)	(16)
Total revenue	$162,467	$152,922	$145,534
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services"
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

(in millions)	2021	2020	2019
United States	$157,756	$148,707	$141,479
International	4,727	4,232	4,071
Total segment revenue	162,483	152,939	145,550
Corporate (1)	(16)	(17)	(16)
Total revenue	$162,467	$152,922	$145,534
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
We do not allocate the following items to our segments:
•last-in first-out, or ("LIFO"), inventory charges/(credits);
•surgical gown recall costs/(income); in connection with a voluntary recall for certain surgical gowns and a voluntary recall and field actions for surgical procedure packs containing affected gowns, we recognized a pre-tax charge of $85 million during fiscal 2020;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•impairments and (gain)/loss on disposal of assets; in connection with the divestiture of the Cordis business, we recognized a $60 million pre-tax write-down of the net assets held for sale during fiscal 2021; in connection with the naviHealth divestiture discussed in Note 2, we recognized a pre-tax gain of $508 million during fiscal 2019;
•litigation (recoveries)/charges, net; in connection with the opioid litigation as discussed further in Note 7, we recognized pre-tax charges of $1.17 billion and $5.63 billion during fiscal 2021 and 2020, respectively;
•state opioid assessment related to prior fiscal years; in connection with the New York Opioid Stewardship Act as discussed further in Note 7, we recognized a pre-tax charge of $41 million during fiscal 2021, related to calendar years 2017 and 2018 assessments;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•(gain)/loss on sale of equity interest in naviHealth; in connection with the sale of our remaining equity interest in a partnership that owned naviHealth as discussed in Note 2, we recognized a $579 million pre-tax gain ($493 million after tax) during fiscal 2020;
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally

84	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements

includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $27 million, $69 million and $55 million for fiscal 2021, 2020 and 2019, respectively.
The following tables present segment profit by reportable segment and Corporate:

(in millions)	2021	2020	2019
Pharmaceutical	$1,684	$1,753	$1,834
Medical	577	663	576
Total segment profit	2,261	2,416	2,410
Corporate	(1,789)	(6,514)	(350)
Total operating earnings	$472	$(4,098)	$2,060
The following tables present depreciation and amortization and additions to property and equipment by reportable segment and Corporate:

(in millions)	2021	2020	2019
Pharmaceutical	$151	$135	$147
Medical	226	243	288
Corporate	406	535	565
Total depreciation and amortization	$783	$913	$1,000

(in millions)	2021	2020	2019
Pharmaceutical	$55	$47	$35
Medical	97	86	74
Corporate	248	242	219
Total additions to property and equipment	$400	$375	$328
The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2021	2020	2019
Pharmaceutical	$23,624	$22,398	$22,446
Medical (1)	15,408	14,691	15,284
Corporate	5,421	3,677	3,233
Total assets	$44,453	$40,766	$40,963
(1) Assets of $1.1 billion classified as held for sale related to the Cordis divestiture were included within Medical at June 30, 2021.

The following tables present property and equipment, net by geographic area:

(in millions)	2021	2020	2019
United States	$1,958	$1,880	$1,846
International	402	486	510
Property and equipment, net	$2,360	$2,366	$2,356
14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2021, 9 million shares remain available for future grants under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan ("2011 LTIP"). Under the 2011 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 3 million shares could be issued under awards other than stock options while 9 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest.
The following table provides total share-based compensation expense by type of award:

(in millions)	2021	2020	2019
Restricted share unit expense	$73	$70	$63
Employee stock option expense	—	3	10
Performance share unit expense	16	17	9
Total share-based compensation expense	$89	$90	$82
The total tax benefit related to share-based compensation was $12 million, $16 million and $16 million for fiscal 2021, 2020 and 2019, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2019	2	$51.65
Granted	2	42.71
Vested	(1)	60.21
Canceled and forfeited	—	—
Nonvested at June 30, 2020	3	45.92
Granted	2	53.76
Vested	(1)	49.37
Canceled and forfeited	(1)	48.74
Nonvested at June 30, 2021	3	$49.05

Cardinal Health | Fiscal 2021 Form 10-K	85

Notes to Financial Statements

The following table provides additional data related to restricted share unit activity:

(in millions)	2021	2020	2019
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$73	$77	$75
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$70	$57	$68
Stock Options
Until the end of fiscal 2018, stock options were granted to our officers and certain employees. There were no stock options granted to employees during fiscal year 2021, 2020 or 2019. Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for a period up to ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2019	6	$63.78
Granted	—	—
Exercised	(1)	42.36
Canceled and forfeited	—	—
Outstanding at June 30, 2020	5	65.15
Granted	—	—
Exercised	(1)	43.08
Canceled and forfeited	—	—
Outstanding at June 30, 2021	4	$68.46
Exercisable at June 30, 2021	4	$68.62
The following table provides additional detail related to stock options:

(in millions, except per share amounts)	2021	2020	2019
Aggregate intrinsic value of outstanding options at period end	$11	$12	$10
Aggregate intrinsic value of exercisable options at period end	11	12	10
Aggregate intrinsic value of exercised options	10	8	1
Net proceeds/(withholding) from share-based compensation	32	26	3
Excess tax benefits from share based compensation	(5)	6	7
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	—	1	5
Total fair value of shares vested during the year	3	8	20
Weighted-average grant date fair value per stock option	$12.94	$8.26	$8.34

(in years)	2021	2020	2019
Weighted-average remaining contractual life of outstanding options	4	5	5
Weighted-average remaining contractual life of exercisable options	4	5	5
Weighted-average period over which stock option compensation cost is expected to be recognized	2	1	1
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
Performance Share Units
Performance share units generally vest over a 3-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.

86	Cardinal Health | Fiscal 2021 Form 10-K

Notes to Financial Statements

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2019	0.9	$51.45
Granted	0.7	44.03
Vested	(0.1)	48.40
Canceled and forfeited	(0.2)	50.92
Nonvested at June 30, 2020	1.3	54.24
Granted	0.4	55.45
Vested	(0.1)	42.72
Canceled and forfeited	(0.4)	53.71
Nonvested at June 30, 2021	1.2	$54.89

The following table provides additional data related to performance share unit activity:

(in millions)	2021	2020	2019
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$26	$29	$12
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$1	$5	$—
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, and provide for matching and discretionary contributions by us. The total expense for our employee retirement savings plans was $55 million, $66 million and $99 million for fiscal 2021, 2020 and 2019, respectively.

Cardinal Health | Fiscal 2021 Form 10-K	87

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2021
Accounts receivable	$206	$129	$1	$(94)	$242
Finance notes receivable	27	5	—	(20)	12
Sales returns and allowances	495	2,568	—	(2,374)	689
Other	1	—	—	—	1
	$729	$2,702	$1	$(2,488)	$944

Fiscal 2020
Accounts receivable	$193	$139	$1	$(127)	$206
Finance notes receivable	14	15	—	(2)	27
Sales returns and allowances	479	2,253	—	(2,237)	495
Other	1	—	—	—	1
	$687	$2,407	$1	$(2,366)	$729

Fiscal 2019
Accounts receivable	$139	$140	$1	$(87)	$193
Finance notes receivable	7	8	—	(1)	14
Sales returns and allowances	479	2,205	—	(2,205)	479
Other	1	—	—	—	1
	$626	$2,353	$1	$(2,293)	$687
(1)Fiscal 2021, 2020 and 2019 include $70 million, $49 million and $60 million, respectively, for reserves related to service charges and customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings/(loss).
(2)Recoveries of amounts provided for or written off in prior years was $1 million in each fiscal year 2021, 2020 and 2019.
(3)Write-off of uncollectible accounts or actual sales returns.
The sum of the components may not equal the total due to rounding.

88	Cardinal Health | Fiscal 2021 Form 10-K

Directors, Executive Officers, and Corporate Governance
Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
The following is a list of our executive officers:

Name	Age	Position
Michael C. Kaufmann	58	Chief Executive Officer
Jason M. Hollar	48	Chief Financial Officer
Victor L. Crawford	60	Chief Executive Officer, Pharmaceutical segment
Stephen M. Mason	50	Chief Executive Officer, Medical segment
Michele A. M. Holcomb	53	Executive Vice President, Strategy and Corporate Development
Ola M. Snow	54	Chief Human Resources Officer
Jessica L. Mayer	52	Chief Legal and Compliance Officer
Brian S. Rice	58	Executive Vice President, Chief Information Officer and Customer Support Services
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Kaufmann has served as Chief Executive Officer since January 2018. From November 2014 through December 2017, Mr. Kaufmann served as Chief Financial Officer.
Mr. Hollar has served as Chief Financial Officer since May 2020. Prior to that, Mr. Hollar served as the Executive Vice President and Chief Financial Officer of Tenneco Inc. ("Tenneco") from July 2018. From June 2017 to June 2018, Mr. Hollar was Senior Vice President Finance at Tenneco. Prior to that, Mr. Hollar served as Chief Financial Officer of Sears Holding Corporation ("Sears") from October 2016 to April 2017 and was Senior Vice President, Finance, at Sears beginning in October 2014. Sears filed for Chapter 11 bankruptcy in October 2018.
Mr. Crawford has served as Chief Executive Officer, Pharmaceutical segment since November 2018. From September 2012 until November 2018, Mr. Crawford served as the Chief Operating Officer, Healthcare, Education, Business Dining for Aramark Corporation.
Mr. Mason has served as Chief Executive Officer, Medical segment since August 2019. From September 2016 through August 2019, he served as President of our Cardinal Health at-Home Solutions within our Medical segment.
Ms. Holcomb has served as Executive Vice President, Strategy and Corporate Development since January 2017. She joined us from Teva Pharmaceutical Industries Ltd., where she served as Senior Vice President, Strategy, Portfolio, Search, and Partnerships and Chief Operating Officer, Global R&D from October 2015 to December 2016.
Ms. Snow has served as Chief Human Resources Officer since October 2018. From January 2016 through September 2018, Ms. Snow served as Senior Vice President, Human Resources, Total Rewards, Talent Acquisition and Corporate Business Partner.
Ms. Mayer has served as Chief Legal and Compliance Officer since March 2019. Ms. Mayer served as Executive Vice President, Deputy General Counsel and Secretary from September 2017 through March 2019 and was Senior Vice President, Deputy General Counsel from December 2015 through September 2017.
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
Any waiver of the Standards of Business Conduct for directors or executive officers must be approved by the Risk Oversight Committee. As required under SEC and New York Stock Exchange rules, we will disclose future amendments to our Standards of Business Conduct and waivers from the Standards of Business Conduct for our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions, and our other executive officers and directors on our website within four business days following the date of the amendment or waiver.

Cardinal Health | Fiscal 2021 Form 10-K	89

Directors, Executive Officers, and Corporate Governance
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2021 Annual Meeting of Shareholders (our “2021 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”
The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2021 Proxy Statement under the caption "Share Ownership Information."

90	Cardinal Health | Fiscal 2021 Form 10-K

Exhibits
Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	88
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

4.2.2	Form of 3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.3	Form of 3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.4	Form of 4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.5	Form of 2.400% Notes due 2019 (incorporated by reference to Exhibit 4.1 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.6	Form of 3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.7	Form of 4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.8	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.9	Form of 4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.10	Form of 2.616% notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.11	Form of Floating rate notes due 2022 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.12	Form of 3.079% notes due 2024 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.13	Form of 3.410% notes due 2027 (incorporated by reference to Exhibit 4.5 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)

Cardinal Health | Fiscal 2021 Form 10-K	91

Exhibits

4.2.14	Form of 4.368% notes due 2047 (incorporated by reference to Exhibit 4.6 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
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

10.5
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

92	Cardinal Health | Fiscal 2021 Form 10-K

Exhibits

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

10.9.1
Confidentiality and Business Protection Agreement, effective as of November 1, 2018, between Cardinal Health, Inc. and Victor L. Crawford (incorporated by reference to Exhibit 10.13.1 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373)*

10.9.2
Letter Agreement, dated October 30, 2018, between Cardinal Health, Inc. and Victor L. Crawford (incorporated by reference to Exhibit 10.13.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373) *

10.9.3
Letter Agreement, dated March 9, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.9.4
Confidentiality and Business Protection Agreement, effective as of April 27, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.10
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.11.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.3
Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.4
Third Amendment to Issuing and Paying Agency Agreement, dated September 15, 2017, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.11.5
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.6
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.7
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.8
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.12
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.13
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.14
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.15
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.16
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.17
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.18
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.19
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.20
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.21
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.11.22
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.23
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

Cardinal Health | Fiscal 2021 Form 10-K	93

Exhibits

10.12
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

10.13.1
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

10.13.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.13.3
Second Amendment, dated as of November 14, 2016, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.4.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.13.4
Third Amendment, dated as of August 30, 2017, to the Fourth Amended and Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 31, 2017, File No. 1-11373)

10.13.5
Fourth Amendment and Joinder, dated September 30, 2019, to the Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 2, 2019, File No. 1-11373)

10.14.1
Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.5.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.14.2
Amendment No. 1 to Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.5.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373

10.14.3
Amendment No. 2 to Seventh Amended and Restated Performance Guaranty, dated as of November 6, 2018 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018, File No. 1-11373)

10.14.4	Amendment No. 3 to Seventh Amended and Restated Performance Guaranty (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed October 2, 2019, File No. 1-11373)
10.15.1
Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.15.2
First Amendment to Tax Matters Agreement, dated as of May 28, 2012, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.20.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
* Management contract or compensatory plan or arrangement.

94	Cardinal Health | Fiscal 2021 Form 10-K

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	32
1A	Risk Factors	40
1B	Unresolved Staff Comments	N/A
2	Properties	47
3	Legal Proceedings	48
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
6	Reserved	N/A
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	30
8	Financial Statements and Supplementary Data	56
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	51
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	89
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)
13	Certain Relationships and Related Transactions, and Director Independence	(c)
14	Principal Accounting Fees and Services	(d)

	Part IV
15	Exhibits, Financial Statement Schedules	91
16	Form 10-K Summary	N/A
	Signatures	96

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2021 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 12 of Form 10-K is incorporated by reference to our 2021 Proxy Statement under the caption "Executive Compensation."
(c)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2021 Proxy Statement under the caption "Corporate Governance."
(d)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2021 Proxy Statement under the caption “Audit Committee Matters.”

Cardinal Health | Fiscal 2021 Form 10-K	95

Signatures
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

Cardinal Health, Inc.

By:	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 16, 2021.

Name	Title
/s/ MICHAEL C. KAUFMANN	Chief Executive Officer and Director (principal executive officer)
Michael C. Kaufmann

/s/ JASON M. HOLLAR	Chief Financial Officer (principal financial officer)
Jason M. Hollar

/s/ PATRICIA M. ENGLISH	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Patricia M. English

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ SHERI H. EDISON	Director
Sheri H. Edison

/s/ DAVID C. EVANS	Director
David C. Evans

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ J. MICHAEL LOSH	Director
J. Michael Losh

/s/ DEAN A. SCARBOROUGH	Director
Dean A. Scarborough

/s/ JOHN H. WEILAND	Director
John H. Weiland

96	Cardinal Health | Fiscal 2021 Form 10-K