Form 10-Q
period 2021-09-30
CARDINAL HEALTH INC
filed 2021-11-09
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2021, was the following: 281,788,002.

Cardinal Health Q1 Fiscal 2022 Form 10-Q

About Cardinal Health

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2022 and fiscal 2021 and to FY22 and FY21 are to the fiscal years ending or ended June 30, 2022 and June 30, 2021, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and various accruals and estimates. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Risk Factors, Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (our “2021 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at September 30, 2021 and June 30, 2021, and in our condensed consolidated statements of earnings/(loss) for the three months ended September 30, 2021 and 2020. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2021 Form 10-K.

2	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2021 increased 13 percent to $44.0 billion due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which primarily consisted of branded pharmaceutical sales to large customers.

GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended September 30,
(in millions)	2021	2020	Change
GAAP operating earnings/(loss)	$415	$(624)	N.M.
Surgical gown recall costs/(income)	—	(1)
State opioid assessment related to prior fiscal years	—	41
Restructuring and employee severance	18	37
Amortization and other acquisition-related costs	79	118
Impairments and (gain)/loss on disposal of assets	(2)	9
Litigation (recoveries)/charges, net	18	1,038
Non-GAAP operating earnings	$527	$618	(15)%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating earnings of $415 million during the three months ended September 30, 2021. We had a GAAP operating loss of $624 million during the three months ended September 30, 2020 due to a $1.02 billion pre-tax charge for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See further description of opioid lawsuits in the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements."
The 15 percent decrease in non-GAAP operating earnings to $527 million was primarily due to a decline in Medical segment profit resulting from increased supply chain costs, primarily related to commodities, transportation, and labor, and the adverse impact of the prior-year net favorable impact due to COVID-19.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	3

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2021 (2)	2020 (2) (3)	Change
GAAP diluted EPS (1)	$0.94	$(0.86)	N.M.
State opioid assessment related to prior fiscal years	—	0.10
Restructuring and employee severance	0.04	0.09
Amortization and other acquisition-related costs	0.20	0.30
Impairments and (gain)/loss on disposal of assets	0.03	(0.02)
Litigation (recoveries)/charges, net	0.05	1.91
Loss on early extinguishment of debt	0.03	—
Non-GAAP diluted EPS (1)	$1.29	$1.51	(15)%
The sum of the components and certain computations may reflect rounding adjustments.
(1) Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS" or "diluted loss per share").
(2) The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."
(3) First quarter fiscal 2021 GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the quarter. First quarter fiscal 2021 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.
During the three months ended September 30, 2021 and 2020, we had GAAP diluted earnings per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") of $0.94 and GAAP diluted loss per share attributable to Cardinal Health, Inc. of $(0.86), respectively. GAAP diluted EPS in the three months ended September 30, 2020 was due to the charge we recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. This opioid charge had a $(1.87) after tax impact on GAAP diluted EPS during the three months ended September 30, 2020. Refer to the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
During the three months ended September 30, 2021, non-GAAP diluted EPS decreased 15 percent to $1.29 per share. This decrease was primarily due to the factors discussed above impacting non-GAAP operating earnings.

Cash and Equivalents

Our cash and equivalents balance was $2.5 billion at September 30, 2021 compared to $3.4 billion at June 30, 2021. The decrease in cash during the three months ended September 30, 2021 was due to net cash used in operating activities of $646 million, primarily driven by increases in working capital and the payment into escrow of our first annual settlement payment under the Proposed Settlement Agreement related to state and local governmental opioid claims. See the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional detail related to opioid lawsuits and claims. In addition, we deployed cash of $587 million for early debt repayment and $500 million for share repurchases, which was partially offset by proceeds of $927 million, net of cash transferred, received from the divestiture of the Cordis business.

4	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2022 and Trends
Opioid Lawsuits Development

In July 2021, we announced that we and two other national distributors have negotiated a proposed settlement agreement (the “Proposed Settlement Agreement”) and settlement process that, if all conditions are satisfied, would result in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities.
In September 2021, the three distributors determined that enough states had agreed to participate in the Proposed Settlement Agreement to proceed to the next phase of the settlement process, which is the subdivision sign-on period. However, the Proposed Settlement Agreement is still subject to contingencies and will not become effective unless and until the three distributors each make separate independent determinations that a sufficient number of political subdivisions, including those that have not sued, have agreed to participate in the Agreement (or otherwise have had their claims foreclosed) to proceed to effectiveness. Prior to that determination, the participating states will also have an opportunity to make a determination as to whether a sufficient number of political subdivisions have agreed to the Proposed Settlement Agreement (or otherwise had their claims foreclosed) to proceed with the Proposed Settlement Agreement. This process is currently contemplated to end in February 2022, although it may be extended by agreement. It is possible that a sufficient number of subdivisions will not agree to the Proposed Settlement Agreement or that other required contingencies will not be satisfied.
If the required contingencies are satisfied, the Proposed Settlement Agreement would become effective 60 days after the distributors determine that there is sufficient participation to proceed to effectiveness. During this 60-day period, the participating states and the distributors would cooperate to obtain consent judgments embodying the terms of the Settlement in each participating state.
The Proposed Settlement Agreement includes a cash component, pursuant to which the Company would pay up to approximately $6.37 billion, the majority of which would be paid over 18 years. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which political subdivisions in participating states file additional opioid lawsuits against the Company after the Proposed Settlement Agreement becomes effective.
The Proposed Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating controlled substances monitoring programs; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will be selected to oversee compliance with these provisions for a period of five years. In addition, we and the two other settling distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund for ten years.
In connection with the Proposed Settlement Agreement, we and the two other national distributors entered into settlements with each of the States of New York and Ohio and their participating subdivisions. If the Proposed Settlement Agreement becomes effective, New York and Ohio and their participating subdivisions will become a part of the broader agreement.
West Virginia subdivisions and Native American tribes are not a part of this settlement process and we have been involved in separate negotiations with these groups. In September 2021 we announced that we, along with two other national distributors, had reached an agreement with the Cherokee Nation in connection with ongoing negotiations toward a broader agreement with Native American tribes.
Additionally, a trial before a federal judge in West Virginia, brought by Cabell County and City of Huntington against the Company and two other national distributors, concluded in July 2021. The judge has not yet issued a decision. A trial in the case brought by the Washington Attorney General against the Company and the same two other national distributors is scheduled to begin in November 2021, and the Washington Attorney General has issued a press release stating that Washington will not agree to the Proposed Settlement Agreement. A trial in the case brought by the Rhode Island Attorney General against the Company and the same two other national distributors is scheduled to go to trial in January 2022 and a trial in the Dallas County case is scheduled to begin in Texas in February 2022.
During the three months ended September 30, 2021, we paid into escrow the majority of our first annual payment under the Proposed Settlement Agreement. We also made certain payments under the separate New York and Ohio settlements. In total, we have $6.68 billion accrued at September 30, 2021, of which $441 million is included in other accrued liabilities, and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	5

MD&A	Overview
Increased Supply Chain Costs

Medical segment profit was negatively impacted by increased supply chain costs, primarily related to commodities, transportation (including ocean and domestic freight) and labor, during the three months ended September 30, 2021. We expect these increased costs to continue to adversely impact Medical segment profit for the remainder of fiscal 2022. While we expect these costs will continue to adversely impact fiscal 2022, we are also taking cost-savings measures and price increase actions, which we expect to partially mitigate the impact. If these increased costs are greater than we expect, continue beyond our expectations, or we are unable to increase prices or achieve the cost-savings measures that we expect, our results of operations will be adversely impacted to a greater extent than we currently anticipate.
In the Pharmaceutical segment, we also experienced increased costs, primarily related to transportation and labor, during the three months ended September 30, 2021. However, we do not expect the impact to be meaningful to Pharmaceutical segment profit for fiscal 2022.

COVID-19

The COVID-19 pandemic ("COVID-19") had a net negative impact on our consolidated operating earnings during the three months ended September 30, 2021.
In the Pharmaceutical segment, volumes within our generics program continue to be lower compared to levels prior to COVID-19, which negatively impacted Pharmaceutical segment profit. However, on a year-over-year basis, the impact to segment profit was favorable due to improvement in volume during the three months ended September 30, 2021.
Medical segment profit was negatively impacted by COVID-19 during the three months ended September 30, 2021 and on a year-over-year basis primarily due to increased supply chain costs as discussed above, which we expect to continue to have an adverse impact on Medical segment profit for the remainder of fiscal 2022. In addition, while lower demand for surgical products resulting from reduced elective procedures continued to have a modest adverse impact on Medical segment profit, we expect demand to continue to improve during fiscal 2022. Higher volumes in our laboratory business continued to positively impact Medical segment profit, but did not have a meaningful impact on a year-over-year basis due to relatively higher volumes in the prior period.
We currently anticipate that the negative impact of the COVID-19 pandemic on consolidated operating earnings will be less in fiscal 2022 than in the prior year, which included an inventory reserve of $197 million for certain Medical segment personal protective equipment ("PPE") during the fourth quarter of fiscal 2021. As a result, we expect the COVID-19 impact for fiscal 2022 will be positive in comparison to prior year. However, we cannot estimate the length or severity of the COVID-19 pandemic or of the related U.S. or global economic consequences on our businesses and results of operations, including whether and when historic economic and operating conditions will resume, or its impact on our business, financial position, results of operations or cash flow. Its impact may be greater or less than we anticipate.

Cordis Divestiture

In August 2021, we sold our Cordis business to Hellman & Friedman for proceeds of $927 million, net of cash transferred, and we retained certain working capital accounts and certain liabilities. The purchase price is subject to adjustments based on working capital requirements as set forth in the agreement. Cardinal Health will retain product liability associated with lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 6 of the "Notes to Condensed Consolidated Financial Statements." In connection with the closing, we entered into a Transition Services Agreement ("TSA") with the buyer to provide support functions for a period of up to twenty-four months following the sale. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
As anticipated, Medical segment revenue and Medical segment profit were adversely impacted during the three months ended September 30, 2021 due to the divestiture of the Cordis business. We expect the divestiture will decrease Medical segment revenue by approximately $700 million and adversely impact Medical segment profit by approximately $70 million in fiscal 2022. The divestiture of the Cordis business resulted in a decrease in amortization of acquisition-related intangible assets during the three months ended September 30, 2021, which we expect to continue for the remainder of fiscal 2022. The divestiture of the Cordis business is subject to risks and uncertainties that may further adversely impact Medical segment profit. For example, the TSA period may be extended beyond our current expectations or could have unintended consequences, and the costs associated with the exit or disposal activities and stranded costs could be greater than anticipated.

6	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2021	2020	Change
Pharmaceutical	$39,822	$35,112	13%
Medical	4,149	3,957	5%
Total segment revenue	43,971	39,069	13%
Corporate	(3)	(4)	N.M.
Total revenue	$43,968	$39,065	13%

Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three months ended September 30, 2021 due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $4.7 billion and primarily consisted of branded pharmaceutical sales to large customers.
Medical Segment
Medical segment revenue increased during the three months ended September 30, 2021 primarily within products and distribution, which increased revenue by $129 million. The increase was primarily due to the positive impact of PPE, higher volumes in our laboratory business and improvement in volume of surgical products used in elective procedures, partially offset by the impact of the divestiture of the Cordis business.
Cost of Products Sold

Cost of products sold increased 13 percent to $42.3 billion due to the factors affecting the changes in revenue and gross margin.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	7

MD&A	Results of Operations
Gross Margin

	Three Months Ended September 30,
(in millions)	2021	2020	Change
Gross margin	$1,642	$1,715	(4)%
Gross margin during the three months ended September 30, 2021 decreased primarily due to the impact of the divestiture of the Cordis business and increased supply chain costs in the Medical segment. COVID-19 had a minimal net impact on gross margin during the three months ended September 30, 2021.
Gross margin rate declined 66 basis points during the three months ended September 30, 2021 primarily due to changes in pharmaceutical distribution product mix resulting from branded pharmaceutical sales, which have a dilutive impact on our overall gross margin rate. The performance of Medical segment products and distribution, which includes increased supply chain costs, and the divestiture of the Cordis business also had an adverse impact on gross margin rate.
Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2021	2020	Change
SG&A expenses	$1,114	$1,137	(2)%

During the three months ended September 30, 2021, SG&A expenses decreased due to the divestiture of the Cordis business, partially offset by investments in information technology infrastructure and higher costs to support sales growth. The year-over-year comparison was also favorably impacted by the prior-year judicial decision relating to a $41 million assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018, which was recognized during the three months ended September 30, 2020. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.

8	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2021	2020	Change
Pharmaceutical	$406	$402	1%
Medical	123	230	(46)%
Total segment profit	529	632	(16)%
Corporate	(114)	(1,256)	N.M.
Total consolidated operating earnings/(loss)	$415	$(624)	N.M.
Pharmaceutical Segment Profit
The increase in Pharmaceutical segment profit during the three months ended September 30, 2021 was primarily due to improvement in volume compared to the prior-year period, which was adversely impacted by COVID-19, largely offset by increased expenses related to investments in information technology infrastructure.
Medical Segment Profit
The decrease in Medical segment profit during the three months ended September 30, 2021 was largely due to increased supply chain costs, primarily related to commodities, transportation, and labor. Medical segment profit also reflects an adverse impact related to the prior-year net positive impact of COVID-19 and the impact of the divestiture of the Cordis business.
Corporate
The changes in Corporate during the three months ended September 30, 2021 are due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	9

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended September 30,
(in millions)	2021	2020
Restructuring and employee severance	$18	$37
Amortization and other acquisition-related costs	79	118
Impairments and (gain)/loss on disposal of assets, net	(2)	9
Litigation (recoveries)/charges, net	18	1,038
Restructuring and Employee Severance
During the three months ended September 30, 2021 and 2020, restructuring costs primarily related to the implementation of certain enterprise-wide cost-savings measures. Restructuring costs during the three months ended September 30, 2021 also included costs related to the divestiture of the Cordis business.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $78 million and $115 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in amortization of acquisition-related intangible assets was primarily due to the divestiture of the Cordis business.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2020, we recognized a pre-tax charge of $1.02 billion associated with certain opioid matters. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" and the Significant Developments in Fiscal 2022 and Trends section in this MD&A for additional information.
During the three months ended September 30, 2021, we recognized $26 million of estimated losses and legal defense costs associated with the IVC filter product liability claims. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the three months ended September 30, 2021, we recognized income of $17 million for recoveries in class action antitrust lawsuits in which we were a class member.
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2021	2020	Change
Other (income)/expense, net	$(4)	$(7)	N.M.
Interest expense, net	40	45	(11)%
Loss on early extinguishment of debt	10	1	N.M.
Loss on Early Extinguishment of Debt
During three months ended September 30, 2021, we recognized a $10 million loss in connection with the debt redemption as described further in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”
Provision for/(Benefit from) Income Taxes

During the three months ended September 30, 2021 and 2020, the effective tax rate was 26.3 percent and 61.8 percent, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021 compared to the prior year period was primarily due to the treatment of the tax impacts of the opioid litigation accrual recognized during the three months ended September 30, 2020. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” for additional information.

10	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; current and projected debt service requirements, dividends and share repurchases; and potential opioid litigation settlement payments associated with the Proposed Settlement Agreement. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $2.5 billion at September 30, 2021 compared to $3.4 billion at June 30, 2021. At September 30, 2021, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the three months ended September 30, 2021, cash used in operating activities was $646 million, primarily driven by increases in working capital and our first annual settlement payment under the Proposed Settlement Agreement related to opioid lawsuits and claims. For additional information, see Proposed Opioid Litigation Settlement Agreement section below. We also deployed cash of $587 million for early debt repayment and $500 million for share repurchases, which was partially offset by proceeds of $927 million, net of cash transferred, received from the divestiture of the Cordis business.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at September 30, 2021 included $646 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2021 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2021, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. At September 30, 2021, we were in compliance with this financial covenant.
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.7 billion and $6.2 billion at September 30, 2021 and June 30, 2021, respectively. During the three months ended September 30, 2021, we redeemed all outstanding $572 million principal amount of 2.616% Notes due June 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with this redemption, we recorded a $10 million loss on early extinguishment of debt. The early redemption was funded with available cash.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	11

MD&A	Liquidity and Capital Resources
Anticipated Capital Resources

Tax Effects of Self-Insurance Pre-tax Loss
In connection with a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss as described further in our 2021 Form 10-K, we have filed for a U.S. federal income tax refund of $974 million, which we expect to receive within 12 months. Accordingly, we have a current asset for this amount in our condensed consolidated balance sheet at September 30, 2021.

Capital Deployment

Proposed Opioid Litigation Settlement Agreement
We had $6.68 billion accrued at September 30, 2021 related to certain opioid litigation, as further described within the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the payment amounts to be spread over 18 years. During the three months ended September 30, 2021, we paid into escrow the majority of our first annual payment under the Proposed Settlement Agreement, which is reflected in prepaid expenses and other assets in our condensed consolidated balance sheets. If the Proposed Settlement Agreement does not become effective, this payment will be returned to us. We also made certain payments under the separate New York and Ohio settlements. We expect to make subsequent annual payments under the Proposed Settlement Agreement beginning in July 2022. The amounts of these future payments may differ from the payment made during the three months ended September 30, 2021.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2021 and 2020 were $67 million and $78 million, respectively.
Dividends
On each of May 5, 2021 and August 4, 2021, our Board of Directors approved a quarterly dividend of $0.4908 per share, or $1.96 per share on an annualized basis, which were paid on July 15, 2021 and October 15, 2021 to shareholders of record on July 1, 2021 and October 1, 2021, respectively.
On November 4, 2021, our Board of Directors approved a quarterly dividend of $0.4908 per share, or $1.96 per share on an annualized basis, payable on January 15, 2022 to shareholders of record on January 3, 2022.
Share Repurchases
During the three months ended September 30, 2021, we repurchased $500 million of our common shares under an accelerated share repurchase ("ASR") program. We funded the ASR program with available cash. The program concluded on October 4, 2021, reducing the amount remaining under our existing share repurchase authorization to $243 million. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024.

12	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2021 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2021. There have been no subsequent material changes outside the ordinary course of business to those items.
Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below are supplemental disclosures to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheets at June 30, 2021. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2021 Form 10-K.
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ, including due to the risk factors discussed in "Risk Factors" and other risks discussed in our 2021 Form 10-K and our other filings with the SEC since June 30, 2021.
Inventory

A portion of our inventories are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”).
Our remaining inventory, including inventory in our Medical segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method ("FIFO"), or net realizable value. We reserve for the lower of cost or net realizable value using the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Due to the unprecedented demand for certain PPE as a result of COVID-19, our Medical segment manufactured and sourced inventory at higher costs than in periods prior to COVID-19. As selling prices and customer demand decreased compared to the peak of COVID-19, we recorded a reserve of $197 million in fiscal 2021, primarily related to certain categories of gloves, to reduce the carrying value of certain PPE to its net realizable value.
We continued to monitor and assess changes in selling prices and customer demand related to PPE during the three months ended September 30, 2021. While we consider our assumptions continue to be reasonable and appropriate, our estimates for selling prices and demand are inherently uncertain and if our assumptions decline in the future, additional inventory reserves may be required.
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

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	13

MD&A	Other Items

Medical Unit Goodwill Qualitative Assessment
At June 30, 2021, the fair value of our Medical Unit exceeded its carrying value by approximately 3 percent. If we were to increase the discount rate by a hypothetical 0.3 percent or decrease the terminal growth rate by a hypothetical 1 percent, the carrying value would have exceeded the fair value for the Medical Unit by approximately 1 percent. Additionally, the estimated tax rate used in goodwill impairment testing is a market-based assumption, which is impacted by the U.S. federal statutory tax rate. If the U.S. federal statutory tax rate were to increase to 28 percent and no other inputs were changed, the carrying value would have exceeded the fair value of the Medical Unit.
As of September 30, 2021, we assessed that it was more likely than not that the fair value of our Medical Unit exceeded its carrying value. We considered the impact of increased supply chain costs being experienced by the Medical segment as well as other assumptions used to arrive at the estimate of fair value during the fourth quarter of fiscal 2021.
While we consider these assumptions to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions during fiscal 2022 may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain costs and our planned efforts to mitigate such impact, including price increases or surcharges; the impact of the Cordis divestiture; the COVID-19 pandemic, including estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends. Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations.

14	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

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

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	15

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

16	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/ (Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended September 30, 2021
GAAP	$415	N.M.	$369	$97	$271	N.M.	$0.94	N.M.
Restructuring and employee severance	18		18	4	14		0.04
Amortization and other acquisition-related costs	79		79	21	58		0.20
Impairments and (gain)/loss on disposal of assets	(2)		(2)	(10)	8		0.03
Litigation (recoveries)/charges, net	18		18	4	14		0.05
Loss on early extinguishment of debt	—		10	3	7		0.03
Non-GAAP	$527	(15)%	$491	$119	$372	(17)%	$1.29	(15)%

	Three Months Ended September 30, 2020
GAAP	$(624)	N.M	$(663)	$(410)	$(253)	N.M	$(0.86)	N.M
Surgical gown recall costs/(income)	(1)		(1)	—	(1)		—
State opioid assessment related to prior fiscal years	41		41	10	31		0.10
Restructuring and employee severance	37		37	9	28		0.09
Amortization and other acquisition-related costs	118		118	29	89		0.30
Impairments and (gain)/loss on disposal of assets	9		9	16	(7)		(0.02)
Litigation (recoveries)/charges, net [3]	1,038		1,038	479	559		1.91
Loss on early extinguishment of debt	—		1	1	—		—
Non-GAAP	$618	7%	$580	$134	$445	18%	$1.51	19%

1    Attributable to Cardinal Health, Inc.
2    First quarter fiscal 2021 GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 293 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the quarter. First quarter fiscal 2021 non-GAAP diluted EPS is calculated using a weighted average of 295 million common shares, which includes potentially dilutive shares.
3    Litigation (recoveries)/charges, net includes a pre-tax charge of $1.02 billion recorded in the first quarter of fiscal 2021 related to the opioid litigation. For fiscal 2021, including the tax effects of the opioid litigation charge in the calculation of the estimated annual effective tax rate increased the amount of tax benefit in the first quarter by approximately $450 million.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	17

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2021 Form 10-K since the end of fiscal 2021 through September 30, 2021.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pharmaceutical Segment Information Technology Initiative
The Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating information systems. During the three months ended September 30, 2021, we transitioned selected processes to the new systems and are in process of transitioning additional processes to the new systems throughout the remainder of fiscal year 2022. If these new systems are not effectively implemented, or fail to operate as intended, it could adversely affect internal control over financial reporting. It is possible that changes in connection with these process transitions may result in a material change in internal control over financial reporting.

18	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

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

19	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Other
Risk Factors
You should carefully consider the information in this Form 10-Q, including the risk factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2021 Form 10-K and our filings with the SEC since June 30, 2021. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
We depend on direct and indirect suppliers to make their products and raw materials available to us and are subject to fluctuations in costs, availability and regulatory risk associated with these products and raw materials.
Our manufacturing businesses use oil-based resins, pulp, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Beginning in the fourth quarter of fiscal year 2021, we have experienced higher supply chain costs, primarily related to international freight and commodities, which had a negative impact on Medical segment profit in fiscal 2021 and the first quarter of fiscal 2022. We expect these cost increases to continue to have a negative impact on segment profit, primarily in the Medical segment, in fiscal 2022. Due to competitive dynamics and contractual limitations, we may be unable to pass along cost increases through higher prices. If we cannot sufficiently offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, Medical segment profit could be negatively impacted to a greater extent than we currently anticipate.
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
Potential employee attrition due to COVID-19 vaccine mandates may have an adverse impact on our business and results of operations.
In August 2021, we announced that we would be requiring certain groups of U.S. and Canadian employees, including salaried and office-based employees and sales teams, to be fully vaccinated against COVID-19 by December 2021.
In September 2021, an executive order was issued requiring all employers with U.S. Government contracts to ensure that their U.S. based employees, contractors and subcontractors that work on or in support of U.S. Government contracts are fully vaccinated against COVID-19 by December 2021. Additionally, the Occupational Health and Safety Administration ("OSHA") was directed to develop an emergency temporary standard mandating either full vaccination or weekly testing of employees for employers with 100 or more employees. These orders increase the number of our employees who will be required to be vaccinated against COVID-19 and are applicable to certain employees working in distribution centers and manufacturing facilities who would not have otherwise been covered by our company's vaccination requirement.
Implementation of these mandates may result in attrition, including attrition of key or critical employees, and difficulty in attracting or securing new employees, which could have an adverse impact on our business, financial condition or results of operations.

20	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Other
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
July 2021	1,396	$57.01	—	$743
Aug 2021	7,762,702	51.53	7,762,468	343
Sept 2021	1,869	53.51	—	343
Total	7,765,967	$51.53	7,762,468	$343
(1)Reflects 1,396, 234 and 1,869 common shares purchased in July, August and September 2021, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On August 19, 2021, we entered into an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $500 million and received an initial delivery of 7.8 million common shares using a reference price of $51.53. The program concluded on October 4, 2021 at a volume weighted average price per common share of $51.10 resulting in a final delivery of 2.0 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expires on December 31, 2021. The ASR program concluded on October 4, 2021, which reduced the amount remaining under our existing share repurchase authorization to $243 million. On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	21

Financial Statements
Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2021	2020
Revenue	$43,968	$39,065
Cost of products sold	42,326	37,350
Gross margin	1,642	1,715

Operating expenses:
Distribution, selling, general and administrative expenses	1,114	1,137
Restructuring and employee severance	18	37
Amortization and other acquisition-related costs	79	118
Impairments and (gain)/loss on disposal of assets, net	(2)	9
Litigation (recoveries)/charges, net	18	1,038
Operating earnings/(loss)	415	(624)

Other (income)/expense, net	(4)	(7)
Interest expense, net	40	45
Loss on early extinguishment of debt	10	1
Earnings/(loss) before income taxes	369	(663)

Provision for/(benefit from) income taxes	97	(410)
Net earnings/(loss)	272	(253)

Less: Net earnings attributable to noncontrolling interests	(1)	—
Net earnings/(loss) attributable to Cardinal Health, Inc.	$271	$(253)

Earnings/(loss) per common share attributable to Cardinal Health, Inc.:
Basic	$0.94	$(0.86)
Diluted	0.94	(0.86)

Weighted-average number of common shares outstanding:
Basic	287	293
Diluted	289	293

Cash dividends declared per common share	$0.4908	$0.4859
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,
(in millions)	2021	2020
Net earnings/(loss)	$272	$(253)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(25)	12
Net unrealized gain/(loss) on derivative instruments, net of tax	(2)	5
Total other comprehensive income/(loss), net of tax	(27)	17

Total comprehensive income/(loss)	245	(236)

Less: comprehensive income attributable to noncontrolling interests	(1)	—
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$244	$(236)
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	23

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	September 30, 2021	June 30, 2021
Assets	(Unaudited)
Current assets:
Cash and equivalents	$2,463	$3,407
Trade receivables, net	9,305	9,103
Inventories, net	14,720	14,594
Prepaid expenses and other	3,243	2,843
Assets held for sale	—	1,101
Total current assets	29,731	31,048

Property and equipment, net	2,336	2,360
Goodwill and other intangibles, net	10,005	10,094
Other assets	921	951
Total assets	$42,993	$44,453

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,408	$23,700
Current portion of long-term obligations and other short-term borrowings	301	871
Other accrued liabilities	2,790	2,957
Liabilities related to assets held for sale	—	96
Total current liabilities	26,499	27,624

Long-term obligations, less current portion	5,353	5,365
Deferred income taxes and other liabilities	9,745	9,670

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at September 30, 2021 and June 30,2021	2,666	2,806
Retained earnings	1,335	1,205
Common shares in treasury, at cost: 43 million shares and 36 million shares at September 30, 2021 and June 30, 2021, respectively	(2,547)	(2,186)
Accumulated other comprehensive loss	(61)	(34)
Total Cardinal Health, Inc. shareholders' equity	1,393	1,791
Noncontrolling interests	3	3
Total shareholders’ equity	1,396	1,794
Total liabilities and shareholders’ equity	$42,993	$44,453
See notes to condensed consolidated financial statements.

24	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended September 30, 2021
Balance at June 30, 2021	327	$2,806	$1,205	(36)	$(2,186)	$(34)	$3	$1,794
Net earnings			271				1	272
Other comprehensive loss, net of tax						(27)		(27)
Employee stock plans activity, net of shares withheld for employee taxes	—	(40)		1	39			(1)
Share repurchase program activity		(100)		(8)	(400)			(500)
Dividends declared			(141)					(141)
Other							(1)	(1)
Balance at September 30, 2021	327	$2,666	$1,335	(43)	$(2,547)	$(61)	$3	$1,396

	Three Months Ended September 30, 2020
Balance at June 30, 2020	327	2,789	$1,170	(35)	$(2,066)	$(104)	$3	$1,792
Net loss			(253)				—	(253)
Other comprehensive income, net of tax						17		17
Employee stock plans activity, net of shares withheld for employee taxes	—	(29)		2	44			15
Dividends declared			(146)					(146)
Balance at September 30, 2020	327	$2,760	$771	(33)	$(2,022)	$(87)	$3	$1,425
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	25

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net earnings/(loss)	$272	$(253)

Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	168	205
Impairments and (gain)/loss on disposal of assets, net	(2)	9
Loss on early extinguishment of debt	10	—
Share-based compensation	24	28
Provision for bad debts	12	16
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(214)	(388)
Increase in inventories	(129)	(245)
Increase/(decrease) in accounts payable	(292)	313
Other accrued liabilities and operating items, net	(495)	585
Net cash provided by/(used in) operating activities	(646)	270

Cash flows from investing activities:
Proceeds from divestitures, net of cash transferred, and disposal of property and equipment	927	—
Additions to property and equipment	(67)	(78)
Purchases of investments	(2)	(17)
Proceeds from investments	4	1
Net cash provided by/(used in) investing activities	862	(94)

Cash flows from financing activities:
Reduction of long-term obligations	(587)	(40)
Net tax withholdings from share-based compensation	(28)	(12)
Dividends on common shares	(149)	(146)
Purchase of treasury shares	(500)	—
Net cash used in financing activities	(1,264)	(198)

Effect of exchange rate changes on cash and equivalents	(5)	(3)
Cash reclassified from assets held for sale	109	—

Net decrease in cash and equivalents	(944)	(25)
Cash and equivalents at beginning of period	3,407	2,771
Cash and equivalents at end of period	$2,463	$2,746
See notes to condensed consolidated financial statements.

26	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Notes to Financial Statements
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively.
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2022 and 2021 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2022 and June 30, 2021, respectively.
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
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2022 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the "2021 Form 10-K").

Recently Issued Financial Accounting Standards Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our condensed consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2021 Form 10-K. There were no accounting standards issued in fiscal 2022 that will have a material impact on our condensed consolidated financial statements.
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the three months ended September 30, 2021.

2. Divestitures
In August 2021, we sold our Cordis business to Hellman & Friedman for proceeds of $927 million, net of cash transferred, and we retained certain working capital accounts and certain liabilities. The purchase price is subject to adjustments based on working capital requirements as set forth in the agreement. Cardinal Health will retain product liability associated with lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 6. The Cordis business operated within our Medical segment.

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30,
(in millions)	2021	2020
Employee-related costs	$8	$24
Facility exit and other costs	10	13
Total restructuring and employee severance	$18	$37

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of professional, project management and other service fees to support divestitures, vendor transition fees, accelerated depreciation, lease costs associated with vacant facilities, project consulting fees, and certain other divestiture-related costs.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	27

Notes to Financial Statements

During the three months ended September 30, 2021 and 2020, restructuring costs primarily related to the implementation of certain enterprise-wide cost-savings measures. Restructuring costs during the three months ended September 30, 2021 also included costs related to the divestiture of the Cordis business.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2021	$53	$26	$79
Additions	8	1	9
Payments and other adjustments	(12)	(2)	(14)
Balance at September 30, 2021	$49	$25	$74

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical	Total
Balance at June 30, 2021	$2,659	$5,330	$7,989
Goodwill acquired, net of purchase price adjustments	—	—	—
Foreign currency translation adjustments and other	—	(10)	(10)
Balance at September 30, 2021	$2,659	$5,320	$7,979
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2021
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A

Definite-life intangibles:
Customer relationships	3,325	2,039	1,286	11
Trademarks, trade names and patents	552	336	216	9
Developed technology and other	1,038	526	512	9
Total definite-life intangibles	4,915	2,901	2,014	10
Total other intangible assets	$4,927	$2,901	$2,026	N/A

	June 30, 2021
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12
Total indefinite-life intangibles	12	—	12

Definite-life intangibles:
Customer relationships	3,330	1,989	1,341
Trademarks, trade names and patents	551	328	223
Developed technology and other	1,035	506	529
Total definite-life intangibles	4,916	2,823	2,093
Total other intangible assets	$4,928	$2,823	$2,105
Total amortization of intangible assets was $78 million and $115 million for the three months ended September 30, 2021 and 2020, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2022 through 2026 is as follows: $236 million, $287 million, $264 million, $238 million, and $212 million.

28	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Notes to Financial Statements

5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.7 billion and $6.2 billion at September 30, 2021 and June 30, 2021, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $23.4 billion and $23.7 billion at September 30, 2021 and June 30, 2021, respectively.
During the three months ended September 30, 2021, we redeemed all outstanding $572 million principal amount of 2.616% Notes due June 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with this redemption, we recorded a $10 million loss on early extinguishment of debt. The early redemption was funded with available cash.
During the three months ended September 30, 2020, we early repurchased a total of $37 million of notes due in 2022 with available cash.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2021, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. At September 30, 2021, we were in compliance with this financial covenant.
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
The constitutionality of portions of the OSA has been challenged in court. In December 2018, the OSA was ruled unconstitutional by the U.S. District Court for the Southern District of New York. Subsequently, New York passed a new statute that modified the assessment going forward and limited the OSA to two years (2017 and 2018). The U.S. Court of Appeals for the Second Circuit reversed the district court's decision on procedural grounds. In February 2021, the Second Circuit stayed the effect of the ruling pending a petition to the U.S. Supreme Court to review the Second Circuit's opinion. In October 2021, the U.S. Supreme Court declined to review the decision.
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, we recorded an aggregate accrual of $41 million for calendar years 2017 and 2018 during the three months ended September 30, 2020 based on the probable estimated payment amount, which is our best estimate of the OSA payments probable at September 30, 2021.
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

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	29

Notes to Financial Statements
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings/(loss).
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
In September 2021, the three distributors determined that enough states had agreed to participate in the Proposed Settlement Agreement to proceed to the next phase of the settlement process, which is the subdivision sign-on period. However, the Proposed Settlement Agreement is still subject to contingencies and will not become effective unless and until the three distributors each make separate independent determinations that a sufficient number of political subdivisions, including those that have not sued, have agreed to participate in the Agreement (or otherwise have had their claims foreclosed) to proceed to effectiveness. Prior to that determination, the participating states will also have an opportunity to make a determination as to whether a sufficient number of political subdivisions have agreed to the Proposed Settlement Agreement (or otherwise had their claims foreclosed) to proceed with the Proposed Settlement Agreement. This process is currently contemplated to end in February 2022, although it may be extended by agreement. It is possible that a sufficient number of states and subdivisions will not agree to the Proposed Settlement

30	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Notes to Financial Statements
Agreement or that other required contingencies will not be satisfied.
If the required contingencies are satisfied, the Proposed Settlement Agreement would become effective sixty (60) days after the distributors determine that there is sufficient participation to proceed to effectiveness. During this 60-day period, the participating states and the distributors would cooperate to obtain consent judgments embodying the terms of the Settlement in each participating state.
The Proposed Settlement Agreement includes a cash component, pursuant to which the Company would pay up to approximately $6.37 billion, the majority of which would be paid over 18 years. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which political subdivisions in participating states file additional opioid lawsuits against the Company after the Proposed Settlement Agreement becomes effective.
The Proposed Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating controlled substances monitoring programs; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will be selected to oversee compliance with these provisions for a period of five years. In addition, we and the two other settling distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund the for ten years.
In connection with the negotiations of the Proposed Settlement Agreement, we and the two other national distributors entered into a settlement with each of the States of New York and Ohio and their participating subdivisions. If the Proposed Settlement Agreement becomes effective, New York and Ohio and their participating subdivisions will become a part of it.
West Virginia subdivisions and Native American tribes are not a part of this settlement process and we have been involved in separate negotiations with these groups. In September 2021 we announced that we, along with two other national distributors, had reached an agreement with the Cherokee Nation in connection with ongoing negotiations toward a broader agreement with Native American tribes.
A trial before a federal judge in West Virginia brought by Cabell County and City of Huntington against us and two other national distributors concluded in July 2021. The judge has not yet issued a decision. In addition, a trial in the case brought by the Washington Attorney General against the Company and the same two other national distributors is scheduled to begin in November 2021 and the Washington Attorney General has issued a press release stating that Washington will not agree to the Proposed Settlement
Agreement. A trial in the case brought by the Rhode Island Attorney General is scheduled to begin in January 2022 and a trial in the Dallas County case is scheduled to begin in Texas in February 2022.
During the three months ended September 30, 2021, we paid into escrow the majority of our first annual payment, which is reflected in prepaid expenses and other assets in our condensed consolidated balance sheets. We also made certain payments under the separate New York and Ohio settlements. In total, we have $6.68 billion accrued at September 30, 2021, of which $441 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During the three months ended September 30, 2020, we recorded total pre-tax charges of $1.02 billion in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings/(loss).
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
Department of Justice Investigations
We have received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). We have also received civil requests for information from other DOJ offices. We believe that these investigations concern operation of our anti-diversion program, our anti-diversion policies and procedures, and distribution of certain controlled substances. We are cooperating with these investigations. We are unable to predict the outcome of any of these investigations.
Private Plaintiffs
The Proposed Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 446 lawsuits as of November 4, 2021. Of these, 129 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in these matters.
Insurance Litigation
We are involved in legal proceedings with two insurers related to the availability of insurance coverage for the lawsuits described above. In October 2020, we filed a complaint for declaratory

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	31

Notes to Financial Statements
judgment against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) seeking a declaration that National Union is obligated to reimburse us for defense costs incurred in connection with the lawsuits described above. In January, 2021, Swiss Re International SE commenced an arbitration in London seeking a determination that it does not have an obligation to reimburse us for defense and indemnity expenses incurred in connection with the lawsuits described above. We have not recorded a receivable for any recoveries related to these insurance litigation matters as of September 30, 2021.
Cordis IVC Filter Matters
Product Liability Lawsuits
As of November 4, 2021, we are named as a defendant in 434 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,614 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava ("IVC") filter products. Another 33 lawsuits involving similar claims by approximately 38 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. In July 2021, we entered into an agreement to settle approximately 1,300 claims. This agreement is subject to certain contingencies. We continue to vigorously defend ourselves in these lawsuits and are engaged in ongoing resolution discussions with certain plaintiffs.
At September 30, 2021, we had a total of $547 million net of estimated insurance recoveries, accrued for losses and legal defense costs, related to the Cordis IVC filter lawsuits in our condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $1.07 billion, net of estimated insurance recoveries. The sale of the Cordis disposal group does not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
New Mexico Attorney General Action
In August 2021, the Attorney General for the State of New Mexico filed an action against certain IVC filter manufacturers, including us, alleging claims under New Mexico's Unfair Practices Act, Medicaid Fraud Act and Fraud Against Taxpayers Act. The allegations made are similar to those made in the product liability lawsuits, described above. We intend to vigorously defend ourselves against these claims.
SEC Investigation
In February 2021, we received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents from 2015 through 2019 relating to inventory in the Cordis business, analysis of goodwill of the Medical segment and other matters. We are cooperating with this inquiry and related requests and cannot predict the outcome or duration of the investigation.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by making misrepresentations and omissions related to the acquisition integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleges that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. In November 2020, we filed a motion to dismiss the amended complaint, which was denied in September 2021. We dispute these allegations and intend to vigorously defend against them.
Specialty Solutions DOJ Investigation
In November 2018, the United States Attorney’s Office for the District of Massachusetts (the "USAO") commenced an investigation pertaining to the U.S. federal healthcare fraud and abuse laws. These requests sought, among other things, documents and information relating to discounts and rebates offered or provided to certain Specialty Solutions customers. We are cooperating with these requests and are engaged in resolution discussions with the USAO and Department of Health and Human Services, Office of Inspector General. In connection with these discussions, we recorded $13 million of expense within litigation (recoveries)/charges, net in our consolidated statements of earnings/(loss) during the fiscal year ended June 30, 2021. We cannot predict the outcome of the discussions and it is possible that we may incur additional losses or agree to other remedial measures; however, we are not currently able to estimate a range of reasonably possible additional losses.
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

32	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Notes to Financial Statements
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
Cordis Divestiture
During the three months ended September 30, 2021, we completed the divestiture of the Cordis business. In connection with the closing, we recorded net tax expense of $9 million. The tax effects of these matters during the three months ended September 30, 2021 were included in our full year effective tax rate forecast. We currently estimate that the tax expense associated with this matter for the full fiscal 2022 will be $38 million.
Tax Effects of Opioid Litigation Charges
In connection with the $1.02 billion pre-tax charges for the opioid litigation during the three months ended September 30, 2020, the net tax benefit was $450 million for the three months ended September 30, 2020, and $228 million for fiscal 2021. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million during the three months ended September 30, 2020, and $219 million for fiscal 2021.
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
Effective Tax Rate
During the three months ended September 30, 2021 and 2020, the effective tax rate was 26.3 percent and 61.8 percent, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021 compared to the prior year period was primarily due to the treatment of the tax impacts of the opioid litigation accrual recorded in prior year.
Unrecognized Tax Benefits
We had $931 million and $932 million of unrecognized tax benefits at September 30, 2021 and June 30, 2021, respectively. The September 30, 2021 and June 30, 2021 balances include $848 million and $849 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
At September 30, 2021 and June 30, 2021, we had $51 million and $49 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through 2020.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), which has been acquired by Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $72 million at both September 30, 2021 and June 30, 2021, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition. The indemnification receivable was $12 million at both September 30, 2021 and June 30, 2021, and is included in other assets in the condensed consolidated balance sheets.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	33

Notes to Financial Statements
8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$812	$—	$—	$812
Other investments (1)	119	—	—	119
Forward contracts (2)	—	47	—	47

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,883	$—	$—	$1,883
Other investments (1)	126	—	—	126
Forward contracts (2)	—	42	—	42
(1)The other investments balance includes investments in mutual funds, which offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
(2) The fair value of interest rate swaps, foreign currency contracts and net investment hedges is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other, other assets, other accrued liabilities, and deferred income taxes and other liabilities within the condensed consolidated balance sheets.

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings/(loss). For the three months ended September 30, 2021 and 2020, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During three months ended September 30, 2021, we entered into a pay-floating interest rate swap with a total notional amount of $100 million. This swap has been designated as a fair value hedge of our fixed rate debt and is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.

34	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

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
Pre-tax gains and losses recognized in other comprehensive loss were immaterial during the three months ended September 30, 2021 and 2020. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three months ended September 30, 2021 and 2020. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $5 million gain and a $25 million loss during the three months ended September 30, 2021 and 2020, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $6 million and $5 million during the three months ended September 30, 2021 and 2020, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The gain and losses recognized in the three months ended September 30, 2021 and 2020 were immaterial. The principal currencies managed through foreign currency contracts are Euro, Chinese renminbi, and Canadian dollar.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2021 and June 30, 2021 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2021	June 30, 2021
Estimated fair value	$6,132	$6,751
Carrying amount	5,654	6,236
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Equity
During the three months ended September 30, 2021, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $500 million. We received an initial delivery of 7.8 million common shares using a reference price of $51.53. The program concluded on October 4, 2021 at a volume weighted average price per common share of $51.10 resulting in a final delivery of 2.0 million common shares. We funded the repurchases with available cash.
The common shares repurchased are held in treasury to be used for general corporate purposes.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	35

Notes to Financial Statements

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(46)	$12	$(34)
Other comprehensive loss, before reclassifications	(25)	(1)	(26)
Amounts reclassified to earnings	—	(1)	(1)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax	(25)	(2)	(27)
Balance at September 30, 2021	$(71)	$10	$(61)

11. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30,
(in millions)	2021	2020
Weighted-average common shares–basic	287	293
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	2	—
Weighted-average common shares–diluted	289	293
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for the three months ended September 30, 2021 were 4 million.
For the three months ended September 30, 2020, 7 million employee stock options, restricted share units and performance share units were excluded from the calculation of diluted shares outstanding, 2 million of which would be anti-dilutive as a result of the net loss for the period.
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
Revenue
The following table presents revenue for each reportable segment, disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended September 30,
(in millions)	2021	2020
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$39,614	$34,916
Nuclear and Precision Health Solutions	208	196
Pharmaceutical segment revenue	39,822	35,112
Medical distribution and products (3)	3,567	3,438
Cardinal Health at-Home Solutions	582	519
Medical segment revenue	4,149	3,957
Total segment revenue	43,971	39,069
Corporate (4)	(3)	(4)
Total revenue	$43,968	$39,065
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services".
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

36	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Notes to Financial Statements

The following table presents revenue by geographic area:

	Three Months Ended September 30,
(in millions)	2021	2020
United States	$42,841	$37,976
International	1,130	1,093
Total segment revenue	43,971	39,069
Corporate (1)	(3)	(4)
Total revenue	$43,968	$39,065
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
•litigation (recoveries)/charges, net;
•state opioid assessment related to prior fiscal years;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•(gain)/loss on sale of equity interest in naviHealth; or
•provision for income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $7 million and $5 million for the three months ended September 30, 2021 and 2020, respectively.
In connection with the opioid litigation as discussed further in Note 6, we recognized a pre-tax charge of $1.02 billion during the three months ended September 30, 2020 which was retained at Corporate.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2021	2020
Pharmaceutical	$406	$402
Medical	123	230
Total segment profit	529	632
Corporate	(114)	(1,256)
Total operating earnings/(loss)	$415	$(624)
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2021	June 30, 2021
Pharmaceutical	$23,955	$23,624
Medical (1)	14,156	15,408
Corporate	4,882	5,421
Total assets	$42,993	$44,453
(1) Assets of $1.1 billion classified as held for sale related to the Cordis divestiture were included within Medical at June 30, 2021.
13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2021	2020
Restricted share unit expense	$18	$19
Employee stock option expense	—	—
Performance share unit expense	6	9
Total share-based compensation	$24	$28
The total tax benefit related to share-based compensation was $4 million for both the three months ended September 30, 2021 and 2020 respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	37

Notes to Financial Statements

The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2021	3	$49.05
Granted	1	51.71
Vested	(1)	48.83
Canceled and forfeited	—	—
Nonvested at September 30, 2021	3	$50.67
At September 30, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $116 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2021	4	$68.46
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at September 30, 2021	4	$69.31
Exercisable at September 30, 2021	4	$69.48
At September 30, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $0.3 million, which is expected to be recognized over a weighted-average period of two years.
The following tables provide additional detail related to stock options:

(in millions)	September 30, 2021	June 30, 2021
Aggregate intrinsic value of outstanding options at period end	$3	$11
Aggregate intrinsic value of exercisable options at period end	3	11

(in years)	September 30, 2021	June 30, 2021
Weighted-average remaining contractual life of outstanding options	4	4
Weighted-average remaining contractual life of exercisable options	4	4

Performance Share Units
Performance share units vest over a 3-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount for the fiscal 2020 and 2021 grants and zero to 234 percent for the fiscal 2022 grant. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2021	1.2	$54.89
Granted	0.5	51.91
Vested	(0.3)	52.36
Canceled and forfeited	—	—
Nonvested at September 30, 2021	1.4	$51.31
At September 30, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $36 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.

38	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended
10.1	Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
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

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	39

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	22
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4	Controls and Procedures	18

	Part II. Other Information
Item 1	Legal Proceedings	19
Item 1A	Risk Factors	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	39
	Signatures	41

N/A	Not applicable

40	Cardinal Health | Q1 Fiscal 2022 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 9, 2021	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Financial Officer

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	41