Form 10-Q
period 2021-12-31
CARDINAL HEALTH INC
filed 2022-02-03
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2022, was the following: 277,061,392.

Cardinal Health Q2 Fiscal 2022 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (our “2021 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at December 31, 2021 and June 30, 2021, and in our condensed consolidated statements of earnings for the three and six months ended December 31, 2021 and 2020. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2021 Form 10-K.

2	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

During the three and six months ended December 31, 2021, revenue increased 9 percent and 11 percent to $45.5 billion and $89.4 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which largely consisted of branded pharmaceutical sales to large customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2021	2020	Change	2021	2020	Change
GAAP operating earnings/(loss)	$(950)	$461	N.M.	$(535)	$(163)	N.M.
Surgical gown recall costs/(income)	1	(1)		1	(2)
State opioid assessment related to prior fiscal years	—	—		—	41
Restructuring and employee severance	7	20		25	57
Amortization and other acquisition-related costs	79	116		158	234
Impairments and (gain)/loss on disposal of assets	1,295	—		1,293	9
Litigation (recoveries)/charges, net	34	32		52	1,070
Non-GAAP operating earnings	$467	$628	(26)%	$994	$1,246	(20)%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating losses of $950 million and $535 million during the three and six months ended December 31, 2021, respectively, due to a $1.3 billion pre-tax non-cash goodwill impairment charge related to the Medical segment. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
We had a GAAP operating loss of $163 million during the six months ended December 31, 2020 due to the $1.02 billion pre-tax charge recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See further description of opioid lawsuits and claims in the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements."
Non-GAAP operating earnings during the three and six months ended December 31, 2021 decreased 26 percent and 20 percent, respectively, due to the decrease in Medical segment profit resulting from increased inflationary impacts, primarily related to commodities and transportation, global supply chain constraints, the adverse impact of the net positive impact of PPE in the prior year and the impact of the divestiture of the Cordis business.

3	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2021 (2)	2020 (2)	Change	2021 (2)	2020 (2)	Change
GAAP diluted EPS (1)	$0.17	$2.13	N.M	$1.12	$1.27	(12)%
State opioid assessment related to prior fiscal years	—	—		—	0.10
Restructuring and employee severance	0.02	0.05		0.07	0.15
Amortization and other acquisition-related costs	0.21	0.29		0.41	0.60
Impairments and (gain)/loss on disposal of assets (3)	0.77	—		0.78	(0.02)
Litigation (recoveries)/charges, net (4)	0.10	(0.73)		0.15	1.16
Loss on early extinguishment of debt	—	—		0.03	—
Non-GAAP diluted EPS (1)	$1.27	$1.74	(27)%	$2.56	$3.26	(21)%
The sum of the components and certain computations may reflect rounding adjustments.
(1)Diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS").
(2)The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."
(3)Impairments and (gain)/loss on disposals of assets, net includes a pre-tax impairment charge of $1.3 billion related to our Medical segment recorded in the second quarter of fiscal 2022. For fiscal 2022, the estimated net tax benefit related to the impairment is $92 million and is included in the annual effective tax rate. As a result, the amount of tax benefit in the current quarter increased by approximately $1.0 billion and is expected to significantly increase the provision for income taxes during the remainder of the fiscal year.
(4)Litigation (recoveries)/charges, net, includes a tax benefit recorded during the three months ended December 31, 2020 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. During the three months ended December 31, 2020, the total benefit from the net operating loss carryback was $420 million; however, for purposes of Non-GAAP financial measures, we allocated $394 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $26 million is included in non-GAAP measures.
During the three and six months ended December 31, 2021, GAAP diluted EPS was adversely impacted by the goodwill impairment charge related to the Medical segment, which had a $(0.77) and $(0.76) per share after-tax impact, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. During the six months ended December 31, 2021, GAAP diluted EPS was also adversely impacted by the factors impacting non-GAAP operating earnings.
During the three and six months ended December 31, 2020, GAAP diluted EPS included a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss. Refer to Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. During the six months ended December 31, 2020, GAAP diluted EPS was adversely impacted by the opioid litigation charge recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications, which had a $(2.38) per share after-tax impact on GAAP diluted EPS. See the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the three and six months ended December 31, 2021, non-GAAP diluted EPS decreased 27 percent and 21 percent to $1.27 and $2.56 per share, respectively. This decrease was primarily due to the factors impacting non-GAAP operating earnings and the prior-year tax benefit from the net operating loss carryback, partially offset by lower share count as a result of share repurchases.
Cash and Equivalents

Our cash and equivalents balance was $3.2 billion at December 31, 2021 compared to $3.4 billion at June 30, 2021. During the six months ended December 31, 2021, net cash provided by operating activities was $549 million, which includes the payment into escrow of the majority of our first annual settlement payment under the Proposed Settlement Agreement related to state and local governmental opioid claims, and we deployed $800 million for share repurchases, $592 million for debt repayment, and $289 million for cash dividends. We also received proceeds of $927 million, net of cash transferred, from the divestiture of the Cordis business.

4	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Overview
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
The Proposed Settlement Agreement includes a cash component, pursuant to which we would pay up to approximately $6.37 billion, the majority of which would be paid over 18 years. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which political subdivisions in participating states file additional opioid lawsuits against us after the Proposed Settlement Agreement becomes effective.
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
In September 2021, the three distributors determined that a sufficient number of states had agreed to participate in the Proposed Settlement Agreement to proceed to the next phase of the settlement process, which was the subdivision sign-on period. The subdivision sign-on period ended January 26, 2022. Each participating state will now make a determination as to whether a sufficient number of its political subdivisions have agreed to the Proposed Settlement Agreement (or otherwise had their claims foreclosed) to proceed with the Proposed Settlement Agreement. Following that determination by participating states, each of the three distributors will independently determine whether a sufficient number of subdivisions, including both those litigating and those that have not sued, have agreed to participate in the Proposed Settlement Agreement (or otherwise had their claims foreclosed) to proceed to execution. This process is currently contemplated to end in February 2022. The Proposed Settlement Agreement remains subject to contingencies. It is possible that a sufficient number of states and subdivisions will not agree to the Proposed Settlement Agreement or that other required contingencies will not be satisfied.
If the required contingencies are satisfied, the Proposed Settlement Agreement is expected to become effective in April 2022. During the period between the satisfaction of contingencies and the effective date, the participating states and the distributors would cooperate to obtain consent judgments embodying the terms of the Proposed Settlement Agreement in each participating state and dismissing lawsuits of participating states and subdivisions.
In connection with the negotiations of the Proposed Settlement Agreement, we and the two other national distributors have entered into a settlement with each of the States of Florida, New York, Ohio and Rhode Island and their participating subdivisions. If the Proposed Settlement Agreement becomes effective, these states and their participating subdivisions will become a part of it.
West Virginia subdivisions and Native American tribes are not a part of this settlement process and we have been involved in separate negotiations with these groups. In September 2021 we announced that we, along with two other national distributors, had reached an agreement with the Cherokee Nation in connection with ongoing negotiations toward a broader agreement with Native American tribes. In January 2022, we, along with two other national distributors, executed a term sheet with the Native American tribes.
A bench trial before a federal judge in West Virginia brought by Cabell County and City of Huntington against us and two other national distributors concluded in July 2021. The judge has not yet issued a decision. In addition, a bench trial in the case brought by the Washington Attorney General against us and the same two other national distributors began in November 2021 in Washington state court. A trial in a case brought by private plaintiffs is scheduled to begin in state court in Georgia in March 2022. Trials are inherently unpredictable and it is possible that the outcome of these trials, either individually or in the aggregate, could materially negatively impact our financial results, cash flows or results of operations.
During the six months ended December 31, 2021, we paid into escrow the majority of our first annual payment under the Proposed Settlement Agreement. We also made certain payments under the separate New York and Ohio settlements. In total, we have $6.68 billion accrued at December 31, 2021, of which $480 million is included in other accrued liabilities, and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ

5	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Overview
materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Inflationary Impacts and Global Supply Chain Constraints, and Medical Goodwill

Medical segment profit was negatively impacted by increased inflationary impacts, primarily related to commodities and transportation (including ocean and domestic freight), and global supply constraints during the three and six months ended December 31, 2021. Due to the risks and uncertainties related to these impacts, we performed interim goodwill impairment testing, which resulted in a pre-tax non-cash goodwill impairment charge of $1.3 billion, included in impairments and (gain)/loss on disposal of assets in our condensed consolidated statements of earnings. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. For fiscal 2022, the estimated net tax benefit related to the impairment is $92 million and is included in the annual effective tax rate. As a result, the amount of tax benefit in the current quarter increased by approximately $1.0 billion and is expected to significantly increase the provision for income taxes during the remainder of the fiscal year. Refer to Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
We expect these inflationary impacts and global supply chain constraints to continue to adversely impact Medical segment profit. In order to partially mitigate the impact, we are taking cost-savings measures and intend to implement price increases. If these increased costs and the adverse impact of supply chain disruptions are greater than we expect, continue beyond our expectations, or we are unable to increase prices or achieve the cost-savings measures that we expect, our results of operations will be adversely impacted to a greater extent than we currently anticipate.
We also experienced increased costs in the Pharmaceutical segment, primarily related to transportation and labor, during the three and six months ended December 31, 2021. However, we do not expect the impact to be meaningful to Pharmaceutical segment profit for fiscal 2022.

COVID-19

The COVID-19 pandemic ("COVID-19") had a net negative impact on our consolidated operating earnings during the three and six months ended December 31, 2021.
In the Pharmaceutical segment, volumes within our generics program were lower compared to levels prior to COVID-19, which negatively impacted Pharmaceutical segment profit during the six months ended December 31, 2021. However, volumes within our generics program continued to improve and approximated levels prior to COVID-19 during the three months ended December 31, 2021. On a year-over-year basis, the impact to segment profit was favorable due to improvement in volume during the three and six months ended December 31, 2021.
Medical segment profit was negatively impacted by COVID-19 during the three and six months ended December 31, 2021 and on a year-over-year basis primarily due to the net impact of personal protective equipment ("PPE"), which we expect to improve during the remainder of fiscal 2022. During the three months and six ended December 31, 2021, demand for surgical products related to elective procedures was comparable to levels in the prior year. Higher volumes in our laboratory business continued to positively impact Medical segment profit, but did not have a meaningful impact on a year-over-year basis due to relatively higher volumes in the prior periods.
We currently anticipate that the negative impact of the COVID-19 pandemic on consolidated operating earnings will be less in fiscal 2022 than in the prior year, which included an inventory reserve of $197 million for certain Medical segment PPE during the fourth quarter of fiscal 2021. As a result, we expect the COVID-19 impact for fiscal 2022 will be positive in comparison to prior year. However, we cannot estimate the length or severity of the COVID-19 pandemic or of the related U.S. or global economic consequences on our businesses and results of operations, including whether and when historic economic and operating conditions will resume, or its impact on our business, financial position, results of operations or cash flow. Its impact may be greater or less than we anticipate.

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

6	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Overview
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
As anticipated, Medical segment revenue and Medical segment profit were adversely impacted during the three and six months ended December 31, 2021 due to the divestiture of the Cordis business. We expect the divestiture will decrease Medical segment revenue by approximately $700 million and adversely impact Medical segment profit by approximately $70 million in fiscal 2022. The divestiture of the Cordis business resulted in a decrease in amortization of acquisition-related intangible assets during the three and six months ended December 31, 2021, which we expect to continue for the remainder of fiscal 2022. The divestiture of the Cordis business is subject to risks and uncertainties that may further adversely impact Medical segment profit. For example, the TSA period may be extended beyond our current expectations or could have unintended consequences, and the costs associated with the exit or disposal activities and stranded costs could be greater than anticipated.

7	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2021	2020	Change	2021	2020	Change
Pharmaceutical	$41,375	$37,236	11%	$81,197	$72,348	12%
Medical	4,085	4,310	(5)%	8,234	8,267	—%
Total segment revenue	45,460	41,546	9%	89,431	80,615	11%
Corporate	(3)	(5)	N.M	(6)	(9)	N.M
Total revenue	$45,457	$41,541	9%	$89,425	$80,606	11%
Pharmaceutical Segment
During the three and six months ended December 31, 2021, revenue increased primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $4.1 billion and $8.8 billion, respectively, and largely consisted of branded pharmaceutical sales to large customers.
Medical Segment
Medical segment revenue decreased during the three months ended December 31, 2021 primarily due to the impact of the divestiture of the Cordis business.
Medical segment revenue was flat during the six months ended December 31, 2021. The adverse impact of the divestiture of the Cordis business was offset primarily due to the positive impact of PPE within products and distribution and sales growth in at-Home solutions.
Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2021 increased 10 percent to $43.8 billion and 12 percent to $86.2 billion, respectively, compared to the respective prior-year periods as a result of the factors affecting the changes in revenue and gross margin.

8	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2021	2020	Change	2021	2020	Change
Gross margin	$1,616	$1,776	(9)%	$3,258	$3,491	(7)%
Gross margin during the three and six months ended December 31, 2021 was adversely impacted due to the divestiture of the Cordis business and increased costs in the Medical segment due to inflationary impacts and global supply chain constraints.
Gross margin rate declined 72 basis points and 69 basis points during the three and six months ended December 31, 2021, respectively, mainly due to changes in product mix resulting from pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate. The performance of Medical segment products and distribution, which reflects the divestiture of the Cordis business and increased costs due to inflationary impacts and global supply chain constraints, also had an adverse impact on gross margin rate.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2021	2020	Change	2021	2020	Change
SG&A expenses	$1,151	$1,147	—%	$2,265	$2,284	(1)%
During the three and six months ended December 31, 2021, SG&A expenses were flat primarily due to increased expenses related to investments in information technology infrastructure and higher operations expenses, mostly offset by the divestiture of the Cordis business.
During the six months ended December 31, 2021, the year-over-year comparison was also favorably impacted by the prior-year $41 million accrual for our estimated portion of the assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018, which was recognized during the three months ended September 30, 2020. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.

9	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2021	2020	Change	2021	2020	Change
Pharmaceutical	$426	$413	3%	$832	$815	2%
Medical	50	236	(79)%	173	466	(63)%
Total segment profit	476	649	(27)%	1,005	1,281	(22)%
Corporate	(1,426)	(188)	N.M.	(1,540)	(1,444)	N.M
Total consolidated operating earnings/(loss)	$(950)	$461	N.M.	$(535)	$(163)	N.M
Pharmaceutical Segment Profit
During the three and six months ended December 31, 2021, Pharmaceutical segment profit increased primarily due to the performance of our generics program, including an improvement in volumes compared to the prior year, which were adversely impacted by COVID-19. This was partially offset by increased expenses related to investments in information technology infrastructure. During the three months ended December 31, 2021, Pharmaceutical segment profit was also adversely impacted by higher operations expenses.
Pharmaceutical segment profit during the three and six months ended December 31, 2021 was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Medical Segment Profit
Medical segment profit decreased during the three and six months ended December 31, 2021 largely due to increased inflationary costs, primarily related to commodities and transportation, and the adverse impact of global supply chain constraints. Medical segment profit also reflects an adverse impact related to the prior-year net positive impact of PPE and the impact of the divestiture of the Cordis business.
Corporate
The changes in Corporate during the three and six months ended December 31, 2021 were due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

10	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2021	2020	2021	2020
Restructuring and employee severance	$7	$20	$25	$57
Amortization and other acquisition-related costs	79	116	158	234
Impairments and (gain)/loss on disposal of assets, net	1,295	—	1,293	9
Litigation (recoveries)/charges, net	34	32	52	1,070
Restructuring and Employee Severance
Restructuring and employee severance during the three and six months ended December 31, 2021 and 2020 was primarily related to the implementation of certain enterprise-wide cost-saving measures. Restructuring costs during the three and six months ended December 31, 2021 also included costs related to the divestiture of the Cordis business.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $79 million and $113 million for the three months ended December 31, 2021 and 2020, respectively, and $157 million and $228 million for the six months ended December 31, 2021 and 2020, respectively. The decrease in amortization of acquisition-related intangible assets was primarily due to the divestiture of the Cordis business.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the three and six months ended December 31, 2021, we recognized a $1.3 billion pre-tax non-cash goodwill impairment charge related to our Medical segment, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
During the six months ended December 31, 2020, we recognized a pre-tax charge of $1.02 billion associated with certain opioid matters. See the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
We recognized estimated losses and legal defense costs associated with the IVC filter product liability claims of $13 million and $18 million during the three months ended December 31, 2021 and 2020, respectively, and $39 million and $28 million during the six months ended December 31, 2021 and 2020, respectively. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the six months ended December 31, 2021, we recognized income of $17 million for recoveries in class action antitrust lawsuits in which we were a class member.
During the three and six months ended December 31, 2020, we recognized a $13 million charge in connection with a civil investigation by the United States Attorney’s Office for the District of Massachusetts related to discounts and rebates offered or provided to certain Specialty Solutions customers, as described further in Note 6 of the "Notes to Condensed Consolidated Financial Statements."
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2021	2020	Change	2021	2020	Change
Other (income)/expense, net	$(13)	$(12)	N.M	$(17)	$(19)	N.M
Interest expense, net	37	46	(20)%	77	91	(15)%
Loss on early extinguishment of debt	—	—	N.M	10	1	N.M
(Gain)/Loss on sale of equity interest in naviHealth	(1)	—	N.M	(1)	—	N.M
Interest Expense, Net
The decrease in interest expense during the three and six months ended December 31, 2021 was primarily due to less debt outstanding.

11	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Loss on Early Extinguishment of Debt
During six months ended December 31, 2021, we recognized a $10 million loss in connection with the debt redemption as described further in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”
Provision for/(Benefit from) Income Taxes

During the three months ended December 31, 2021 and 2020, the effective tax rate was 105.0 percent and (47.6) percent, respectively. The effective tax rate for the three months ended December 31, 2021 reflects the impact of the tax effect of the goodwill impairment charge being included in our estimated annual effective tax rate. The estimated annual effective tax rate for the three months ended December 31, 2020 included a benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss, partially offset by the treatment of the tax impacts of the opioid litigation accrual.
During the six months ended December 31, 2021 and 2020, the effective tax rate was 153.1 percent and 259.7 percent. The effective tax rate for the six months ended December 31, 2021 reflects the impact of the tax effect of the goodwill impairment charge being included in our estimated annual effective tax rate. The effective tax rate for the six months ended December 31, 2020 included a benefit from a net operating loss carryback primarily related to a self-insurance pre-tax loss and the net tax benefit related to the treatment of the tax impacts of opioid litigation charges.
Tax Effects of Goodwill Impairment Charge
During the six months ended December 31, 2021, we recognized a $1.3 billion pre-tax charge for goodwill impairment related to the Medical Unit. The net tax benefit related to this charge is $92 million for fiscal 2022.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our benefit from income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
The tax effect of the goodwill impairment charge during the three months ended December 31, 2021 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill significantly increased the estimated annual effective tax rate for fiscal 2022. Applying the higher tax rate to the current quarter loss resulted in recognizing an interim tax benefit of approximately $1.0 billion, which impacted the benefit from income taxes in the condensed consolidated statements of earnings during the three months and six months ended December 31, 2021 and prepaid expenses and other assets in the condensed consolidated balance sheets at December 31, 2021. This interim tax benefit will reverse in future quarters of fiscal 2022.

12	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; current and projected debt service requirements, dividends and share repurchases; and opioid litigation settlement payments associated with the Proposed Settlement Agreement, the state agreements and Cherokee Nation and Native American tribes agreements. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $3.2 billion at December 31, 2021 compared to $3.4 billion at June 30, 2021. At December 31, 2021, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the six months ended December 31, 2021, net cash provided by operating activities was $549 million, which includes the payment into escrow of the majority of our first annual settlement payment under the Proposed Settlement Agreement related to state and local governmental opioid claims, and we deployed $800 million for share repurchases, $592 million for debt repayment, and $289 million for cash dividends. We also received proceeds of $927 million, net of cash transferred, from the divestiture of the Cordis business.

Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at December 31, 2021 includes $722 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2021 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2021, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2021, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
At December 31, 2021 and June 30, 2021, we had total long-term obligations, including the current portion and other short-term borrowings, of $5.6 billion and $6.2 billion, respectively. During the six months ended December 31, 2021, we redeemed $572 million of the 2.616% Notes due 2022 with available cash. In connection with this redemption, we recorded a $10 million loss on early extinguishment of debt. The early redemption was funded with available cash.

13	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Liquidity and Capital Resources
Anticipated Capital Resources

Tax Effects of Self-Insurance Pre-tax Loss
In connection with a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss as described further in our 2021 Form 10-K, we have filed for a refund of $974 million, which we expect to receive within 12 months. Accordingly, we have a current asset for this amount on our condensed consolidated balance sheets at both December 31, 2021 and June 30, 2021.
Capital Deployment

Proposed Opioid Litigation Settlement Agreement
We had $6.68 billion accrued at December 31, 2021 related to certain opioid litigation, as further described within the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the payment amounts to be spread over 18 years. During the six months ended December 31, 2021, we paid into escrow the majority of our first annual payment under the Proposed Settlement Agreement, which is reflected in prepaid expenses and other assets in our condensed consolidated balance sheets. If the Proposed Settlement Agreement does not become effective, this payment will be returned to us. We also made certain payments under the separate New York and Ohio settlements. We expect to pay the remainder of our first annual payment into escrow in February 2022 and, if the Proposed Settlement Agreement becomes effective, to make subsequent annual payments under the Proposed Settlement Agreement every July for the term of our agreement beginning in July 2022. The amounts of these future payments may differ from the payment made during the six months ended December 31, 2021.
Capital Expenditures
Capital expenditures during the six months ended December 31, 2021 and 2020 were $141 million and $174 million, respectively.

Dividends
On each of May 5, 2021, August 4, 2021, and November 4, 2021 our Board of Directors approved a quarterly dividend of $0.4908 per share, or $1.96 per share on an annualized basis, which were paid on July 15, 2021, October 15, 2021 and January 15, 2022 to shareholders of record on July 1, 2021, October 1, 2021 and January 3, 2022 respectively.
Share Repurchases
During the six months ended December 31, 2021, we repurchased $800 million of our common shares, in the aggregate, under accelerated share repurchase ("ASR") programs. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
On November 4, 2021, our Board of Directors approved a $3.0 billion share repurchase program, which will expire on December 31, 2024. As of January 31, 2022, we had $2.9 billion remaining authorized for share repurchases under this program.

14	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2021 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2021. There have been no subsequent material changes outside the ordinary course of business to those items.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2021. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2021 Form 10-K and our Form 10-Q for the quarter ended September 30, 2021.
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ, including due to the risks discussed in "Risk Factors" and other risks discussed in our 2021 Form 10-K and our other filings with the SEC since June 30, 2021.
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
We continued to monitor and assess changes in selling prices and customer demand related to PPE during the six months ended December 31, 2021. While we consider that our assumptions continue to be reasonable and appropriate, our estimates for selling prices and demand are inherently uncertain and if our assumptions decline in the future, additional inventory reserves may be required.
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

15	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

MD&A	Other Items
Medical Unit Goodwill
During the three months ended December 31, 2021, the Medical Unit continued to experience adverse financial results related to inflationary impacts and global supply chain constraints. Due to the risks and uncertainties related to these impacts, we elected to bypass the qualitative assessment and perform interim goodwill impairment testing for the Medical Unit. We updated our assumptions from prior periods to include the increased magnitude and breadth of the inflationary impacts to supply chain and commodities costs as well as adverse impacts due to supply chain disruptions. In addition, our planned price increases did not impact the second quarter of fiscal 2022 and therefore, we updated our assumptions to reflect a longer duration to implement such actions.
Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a discount rate of 9 percent and a terminal growth rate of 2 percent), and the market-based approach. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $1.3 billion for the Medical Unit, which was recognized during the three months ended December 31, 2021 and is included in impairments and (gain)/loss on disposal of assets in our condensed consolidated statements of earnings. The carrying value of the Medical Unit at December 31, 2021 after recognizing the impairment charge was $8.1 billion, of which $2.8 billion was goodwill. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

While we consider these assumptions to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our planned efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; the impact of the Cordis divestiture; the COVID-19 pandemic, including estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates (including potential tax reform); or a significant change in industry or economic trends. Adverse changes in key assumptions may result in further decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.25 percent or decrease the terminal growth rate by a hypothetical 0.70 percent, the fair value for the Medical Unit would have further decreased by approximately $225 million.

16	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

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

17	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

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
•Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount. During fiscal 2021, we incurred a tax benefit related to a carryback of a net operating loss. Some pre-tax amounts, which contributed to this loss, relate to litigation charges. As a result, we allocated substantially all of the tax benefit to litigation charges. Additionally, during fiscal 2022 our Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits. This judgment was the result of an ordinary course intellectual property rights claim and, therefore, is not adjusted in calculating the litigation recoveries or charges, net adjustment.
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
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) (gain)/loss on sale of equity interest in naviHealth, each net of tax, and (10) transitional tax benefit, net divided by (earnings/(loss) before income taxes adjusted for the first nine items).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

18	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/ (Benefit from) Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2021
GAAP	$(950)	N.M.	$(973)	$(1,022)	$49	N.M.	$0.17	N.M.
Surgical gown recall costs/(income)	1		1	—	1		—
Restructuring and employee severance	7		7	2	5		0.02
Amortization and other acquisition-related costs	79		79	20	59		0.21
Impairments and (gain)/loss on disposal of assets, net [2]	1,295		1,295	1,080	215		0.77
Litigation (recoveries)/charges, net [3]	34		34	6	28		0.10
(Gain)/Loss on sale of equity interest in naviHealth	—		(1)	—	(1)		—
Non-GAAP	$467	(26)%	$443	$86	$357	(31)%	$1.27	(27)%
	Three Months Ended December 31, 2020
GAAP	$461	38%	$427	$(203)	$629	N.M	$2.13	N.M
Surgical gown recall costs/(income)	(1)		(1)	—	(1)		—
Restructuring and employee severance	20		20	5	15		0.05
Amortization and other acquisition-related costs	116		116	29	87		0.29
Litigation (recoveries)/charges, net [4]	32		32	248	(216)		(0.73)
Non-GAAP	$628	(3)%	$594	$79	$514	15%	$1.74	14%
	Six Months Ended December 31, 2021
GAAP	$(535)	N.M.	$(604)	$(925)	$320	(15)%	$1.12	(12)%
Surgical gown recall costs/(income)	1		1	—	1		—
Restructuring and employee severance	25		25	6	19		0.07
Amortization and other acquisition-related costs	158		158	41	117		0.41
Impairments and (gain)/loss on disposal of assets, net[2]	1,293		1,293	1,070	223		0.78
Litigation (recoveries)/charges, net [3]	52		52	10	42		0.15
Loss on early extinguishment of debt	—		10	3	7		0.03
(Gain)/Loss on sale of equity interest in naviHealth	—		(1)	—	(1)		—
Non-GAAP	$994	(20)%	$934	$205	$728	(24)%	$2.56	(21)%
	Six Months Ended December 31, 2020
GAAP	$(163)	N.M.	$(236)	$(613)	$376	N.M.	$1.27	N.M.
Surgical gown recall costs/(income)	(2)		(2)	(1)	(1)		—
State opioid assessment related to prior fiscal years	41		41	10	31		0.10
Restructuring and employee severance	57		57	14	43		0.15
Amortization and other acquisition-related costs	234		234	58	176		0.60
Impairments and (gain)/loss on disposal of assets, net	9		9	16	(7)		(0.02)
Litigation (recoveries)/charges, net [4]	1,070		1,070	728	342		1.16
Loss on early extinguishment of debt	—		1	—	1		—
Non-GAAP	$1,246	2%	$1,174	$212	$960	16%	$3.26	16%

19	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
1    Attributable to Cardinal Health, Inc.
2    Impairments and (gain)/loss on disposals of assets, net includes a pre-tax impairment charge of $1.3 billion related to our Medical segment recorded in the second quarter of fiscal 2022. For fiscal 2022, the estimated net tax benefit related to the impairment is $92 million and is included in the annual effective tax rate. As a result, the amount of tax benefit in the current quarter increased by approximately $1.0 billion and is expected to significantly increase the provision for income taxes during the remainder of the fiscal year.
3    Litigation (recoveries)/charges, net for the second quarter of fiscal 2022 does not include a $16 million judgement for lost profits related to an ordinary course intellectual property claim, which positively impacted Pharmaceutical segment profit in the quarter.
4    Litigation (recoveries)/charges, net includes a pre-tax charge of $1.02 billion recorded in the first quarter of fiscal 2021 related to the opioid litigation. For fiscal 2021, the amount of tax expense increased by approximately $150 million during the three months ended December 31, 2020 while the amount of tax benefit increased by approximately $300 million during the six months ended December 31, 2020 compared to the tax impacts that would have been recognized without the opioid litigation charge. The net tax benefit associated with the opioid litigation charges was $228 million for fiscal 2021.
    Litigation(recoveries)/charges, net also includes a tax benefit recorded during the three months ended December 31, 2020 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. During the six months ended December 31, 2020, the total net benefit was $420 million; however, for purposes of reconciling Non-GAAP financial measures, we allocated $394 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $26 million is included in non-GAAP measures.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

20	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2021 Form 10-K since the end of fiscal 2021 through December 31, 2021.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As explained below, there were changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pharmaceutical Segment Information Technology Initiative
The Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating information systems. During the three and six months ended December 31, 2021, we transitioned selected processes to the new systems which affected our internal control over financial reporting. It is possible that ongoing transitions to new systems may adversely impact internal control over financial reporting.

21	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

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
Subject to definitive documentation and court approval and notice process, the parties have reached an agreement in principle to resolve these lawsuits. Under this agreement, our director and officer's liability insurance carriers, on behalf of the defendants, would pay Cardinal Health $124 million, less any attorneys' fees and expenses awarded by the court to plaintiffs' counsel. This settlement does not include any admission of liability.

22	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

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
A significant number of states, counties, municipalities and other governmental entities have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors (including us), retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications. In July 2021, we announced that, as a result of the previously disclosed settlement framework, we and two other national distributors have negotiated a Proposed Settlement Agreement and settlement process that, if all conditions are satisfied (including the approval of the Board of Directors), would result in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. This Proposed Settlement Agreement is subject to contingencies and there is no assurance that a sufficient number of states and subdivisions will agree to the proposed settlement agreement or that the required contingencies will be satisfied. It is possible that the settlement will not become effective.
West Virginia subdivisions and Native American Tribes are not a part of this settlement process. In September 2021, we announced that we, along with two other national distributors, had reached an agreement with the Cherokee Nation in connection with ongoing negotiations toward a broader agreement with Native American tribes. In January 2022, we, along with two other national distributors, agreed to a term sheet with the Native American tribes. We have had negotiations with the West Virginia subdivisions from time to time. For more information on the proposed settlement and other opioid-related litigation matters, see Note 6 to the Consolidated Financial Statements.
A bench trial before a federal judge in West Virginia brought by Cabell County and City of Huntington against us and two other national distributors concluded in July 2021. The judge has not yet issued a decision. In addition, a bench trial in the case brought by the Washington Attorney General against us and the same two other national distributors began in November 2021 in Washington state court. It is also possible that, even if the Proposed Settlement
Agreement becomes effective, we could have trials for lawsuits brought by other states or subdivisions as well.
In addition to claims brought by governmental entities, we are also being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems, other healthcare providers and individuals alleging personal injury for the same activities and we could be named as a defendant in additional lawsuits. A trial in Georgia in a lawsuit brought by private plaintiffs against us and two other distributors is scheduled to begin in March 2022. We are vigorously defending ourselves in all of these matters; however, trials are inherently unpredictable and it is possible that the outcome of these trials or any future opioid-related trials, either individually or in the aggregate, could materially negatively impact our financial results, cash flows or results of operations.
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

23	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Other
We depend on direct and indirect suppliers to make their products and raw materials available to us and are subject to fluctuations in costs, availability and regulatory risk associated with these products and raw materials.
Our manufacturing businesses use oil-based resins, pulp, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Beginning in the fourth quarter of fiscal year 2021, we have experienced higher supply chain costs, primarily related to international freight and commodities, which had a negative impact on Medical segment profit in fiscal 2021 and the first two quarters of fiscal 2022. Supply chain constraints have also had a negative impact on sales within our Medical segment. We expect these cost increases and supply chain constraints to continue to have a negative impact on segment profit, primarily in the Medical segment, in fiscal 2022. Due to competitive dynamics and contractual limitations, we may be unable to pass along cost increases through higher prices. If we continue to have challenges sufficiently offsetting these cost increases through other cost reductions, or recovering these costs through price increases or surcharges, Medical segment profit could be negatively impacted to a greater extent than we currently anticipate.
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
Potential employee attrition due to COVID-19 vaccine mandates or otherwise may have an adverse impact on our business and results of operations.
In August 2021, we announced that we would be requiring certain groups of U.S. and Canadian employees, including salaried and office-based employees and sales teams, to be fully vaccinated against COVID-19 by December 2021.
In September 2021, an executive order was issued requiring all employers with U.S. Government contracts to ensure that their U.S. based employees, contractors and subcontractors that work on or in support of U.S. Government contracts are fully vaccinated against COVID-19. While effectiveness of this executive order has been stayed, if it goes into effect, it would increase the number of our employees who will be required to be vaccinated against COVID-19 and is applicable to certain employees working in distribution centers and manufacturing facilities who would not have otherwise been covered by our company's vaccination requirement. Implementation of these mandates may result in attrition, including attrition of key or critical employees, and difficulty in attracting or securing new employees, which could have an adverse impact on our business, financial condition or results of operations.
Additionally, the global labor market is competitive and it is possible that our ability to attract and retain employees in key functions, including in our distribution centers and manufacturing facilities, could be negatively impacted.
Our goodwill may become further impaired, which could require us to record additional significant charges to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. As a result of adverse financial results in our Medical Unit resulting from inflationary impacts and global supply chain constraints, we performed interim goodwill impairment testing for the Medical Unit for the period ended December 31, 2021. As a result of this interim test, we recorded a $1.3 billion impairment to goodwill related to our Medical Unit. This testing involves estimates and significant judgments by management. We believe our assumptions and estimates are reasonable and appropriate; however additional adverse changes in key assumptions, including a failure to meet expected earnings or other financial plans, unanticipated events and circumstances such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our planned efforts to mitigate such impacts, further disruptions in the supply chain, the impact of the Cordis divestiture, estimated demand and selling prices for PPE, an increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends could affect the accuracy or validity of such estimates and may result in an additional goodwill impairment in our Medical Unit. It is also possible that we may record significant charges related to other reporting units. Any charge or charges could adversely affect our results of operations. See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.

24	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Other

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2,3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3,4)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (4) (in millions)
October 2021	2,023,918	$49.45	2,022,057	$243
November 2021	4,771,889	50.30	4,771,372	3,003
December 2021	256	49.88	—	3,003
Total	6,796,063	$50.05	6,793,429	$3,003
(1)Reflects 1,861, 517, and 256 common shares purchased in October, November, and December 2021, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
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
(3)On November 10, 2021, we entered into an ASR program to purchase common shares for an aggregate purchase price of $300 million and received an initial delivery of 4.8 million common shares using a reference price of $50.30. The program concluded on January 31, 2022 at a volume weighted average price per common share of $49.39 resulting in a final delivery of 1.3 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(4)On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expired on December 31, 2021. On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024. The ASR program with an aggregate purchase price of $300 million concluded on January 31, 2022, which reduced the amount remaining under our existing share repurchase authorization to $2.9 billion.

25	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2021	2020	2021	2020
Revenue	$45,457	$41,541	$89,425	$80,606
Cost of products sold	43,841	39,765	86,167	77,115
Gross margin	1,616	1,776	3,258	3,491

Operating expenses:
Distribution, selling, general and administrative expenses	1,151	1,147	2,265	2,284
Restructuring and employee severance	7	20	25	57
Amortization and other acquisition-related costs	79	116	158	234
Impairments and (gain)/loss on disposal of assets, net	1,295	—	1,293	9
Litigation (recoveries)/charges, net	34	32	52	1,070
Operating earnings/(loss)	(950)	461	(535)	(163)

Other (income)/expense, net	(13)	(12)	(17)	(19)
Interest expense, net	37	46	77	91
Loss on early extinguishment of debt	—	—	10	1
(Gain)/Loss on sale of equity interest in naviHealth	(1)	—	(1)	—
Earnings/(loss) before income taxes	(973)	427	(604)	(236)

Benefit from income taxes	(1,022)	(203)	(925)	(613)
Net earnings	49	630	321	377

Less: Net earnings attributable to noncontrolling interests	—	(1)	(1)	(1)
Net earnings attributable to Cardinal Health, Inc.	$49	$629	$320	$376

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.17	$2.14	$1.13	$1.28
Diluted	0.17	2.13	1.12	1.27

Weighted-average number of common shares outstanding:
Basic	279	294	283	293
Diluted	281	295	285	295

Cash dividends declared per common share	$0.4908	$0.4859	$0.9816	$0.9718
See notes to condensed consolidated financial statements.

26	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2021	2020	2021	2020
Net earnings	$49	$630	$321	$377

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(18)	21	(43)	33
Net unrealized gain/(loss) on derivative instruments, net of tax	(6)	13	(8)	18
Total other comprehensive income/(loss), net of tax	(24)	34	(51)	51

Total comprehensive income	25	664	270	428

Less: comprehensive income attributable to noncontrolling interests	—	(1)	(1)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$25	$663	$269	$427
See notes to condensed consolidated financial statements.

27	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	December 31, 2021	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,161	$3,407
Trade receivables, net	9,406	9,103
Inventories, net	14,941	14,594
Prepaid expenses and other	4,339	2,843
Assets held for sale	—	1,101
Total current assets	31,847	31,048

Property and equipment, net	2,321	2,360
Goodwill and other intangibles, net	8,599	10,094
Other assets	913	951
Total assets	$43,680	$44,453

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,759	$23,700
Current portion of long-term obligations and other short-term borrowings	301	871
Other accrued liabilities	2,669	2,957
Liabilities related to assets held for sale	—	96
Total current liabilities	27,729	27,624

Long-term obligations, less current portion	5,342	5,365
Deferred income taxes and other liabilities	9,607	9,670

Shareholders’ equity:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at December 31, 2021 and June 30, 2021	2,721	2,806
Retained earnings	1,245	1,205
Common shares in treasury, at cost: 50 million shares and 36 million shares at December 31, 2021 and June 30, 2021, respectively	(2,883)	(2,186)
Accumulated other comprehensive loss	(85)	(34)
Total Cardinal Health, Inc. shareholders' equity	998	1,791
Noncontrolling interests	4	3
Total shareholders’ equity	1,002	1,794
Total liabilities and shareholders’ equity	$43,680	$44,453
See notes to condensed consolidated financial statements.

28	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended December 31, 2021
Balance at September 30, 2021	327	$2,666	$1,335	(43)	$(2,547)	$(61)	$3	$1,396
Net earnings			49				—	49
Other comprehensive loss, net of tax						(24)		(24)
Employee stock plans activity, net of shares withheld for employee taxes	—	15			4			19
Share repurchase program activity		40		(7)	(340)			(300)
Dividends declared			(139)					(139)
Other			—				1	1
Balance at December 31, 2021	327	$2,721	$1,245	(50)	$(2,883)	$(85)	$4	$1,002

	Three Months Ended December 31, 2020
Balance at September 30, 2020	327	$2,760	$771	(33)	$(2,022)	$(87)	$3	$1,425
Net earnings			629				1	630
Other comprehensive income, net of tax						34		34
Employee stock plans activity, net of shares withheld for employee taxes	—	17		—	13			30
Dividends declared			(144)					(144)
Other		1	(1)				—	—
Balance at December 31, 2020	327	$2,778	$1,255	(33)	$(2,009)	$(53)	$4	$1,975

	Six Months Ended December 31, 2021
Balance at June 30, 2021	327	$2,806	$1,205	(36)	$(2,186)	$(34)	$3	$1,794
Net earnings			320				1	321
Other comprehensive loss, net of tax						(51)		(51)
Employee stock plans activity, net of shares withheld for employee taxes	—	(25)		1	43			18
Share repurchase program activity		(60)		(15)	(740)			(800)
Dividends declared			(280)					(280)
Other			—				—	—
Balance at December 31, 2021	327	$2,721	$1,245	(50)	$(2,883)	$(85)	$4	$1,002

	Six Months Ended December 31, 2020
Balance at June 30, 2020	327	$2,789	$1,170	(35)	$(2,066)	$(104)	$3	$1,792
Net earnings			376				1	377
Other comprehensive income, net of tax						51		51
Employee stock plans activity, net of shares withheld for employee taxes	—	(11)		2	57			46
Dividends declared			(289)					(289)
Other			(2)				—	(2)
Balance at December 31, 2020	327	$2,778	$1,255	(33)	$(2,009)	$(53)	$4	$1,975
See notes to condensed consolidated financial statements.

29	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net earnings	$321	$377

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	332	404
(Gain)/Loss on sale of equity interest in naviHealth	(1)	—
Impairments and (gain)/loss on disposal of assets, net	1,293	9
Loss on early extinguishment of debt	10	1
Share-based compensation	42	51
Provision for bad debts	25	35
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(329)	(499)
Increase in inventories	(361)	(1,256)
Increase in accounts payable	1,059	1,861
Other accrued liabilities and operating items, net	(1,842)	504
Net cash provided by operating activities	549	1,487

Cash flows from investing activities:
Proceeds from divestitures, net of cash transferred, and disposal of property and equipment	938	—
Acquisition of subsidiaries, net of cash acquired	—	(3)
Additions to property and equipment	(141)	(174)
Purchases of investments	(4)	(18)
Proceeds from investments	22	4
Net cash provided by/(used in) investing activities	815	(191)

Cash flows from financing activities:
Reduction of long-term obligations	(592)	(49)
Net tax withholdings from share-based compensation	(27)	(6)
Dividends on common shares	(289)	(289)
Purchase of treasury shares	(800)	—
Net cash used in financing activities	(1,708)	(344)

Effect of exchange rate changes on cash and equivalents	(11)	14
Cash reclassified from assets held for sale	109	—

Net increase/(decrease) in cash and equivalents	(246)	966
Cash and equivalents at beginning of period	3,407	2,771
Cash and equivalents at end of period	$3,161	$3,737

See notes to condensed consolidated financial statements.

30	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the six months ended December 31, 2021.

2. Divestitures
In August 2021, we sold the Cordis business to Hellman & Friedman for proceeds of $927 million, net of cash transferred, and we retained certain working capital accounts and certain liabilities. The purchase price is subject to adjustments based on working capital requirements as set forth in the agreement. Cardinal Health will retain product liability associated with lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 6. The Cordis business operated within our Medical segment.

31	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance:

	Three Months Ended December 31,
(in millions)	2021	2020
Employee-related	$2	$8
Facility exit and other	5	12
Total restructuring and employee severance	$7	$20

	Six Months Ended December 31,
(in millions)	2021	2020
Employee-related	$10	$32
Facility exit and other	15	25
Total restructuring and employee severance	$25	$57

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
Restructuring costs during both the three and six months ended December 31, 2021 and 2020 were primarily related to the implementation of certain enterprise-wide cost-savings measures. Restructuring costs during the three and six months ended December 31, 2021 also included costs related to the divestiture of the Cordis business.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2021	$53	$26	$79
Additions	16	1	17
Payments and other adjustments	(25)	(9)	(34)
Balance at December 31, 2021	$44	$18	$62
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical (2)	Total
Balance at June 30, 2021	$2,659	$5,330	$7,989
Goodwill acquired, net of purchase price adjustments	—	—	—
Foreign currency translation adjustments and other	—	(26)	(26)
Goodwill impairment	—	(1,307)	(1,307)
Balance at December 31, 2021	$2,659	$3,997	$6,656
(1)At December 31, 2021 and June 30, 2021, the Pharmaceutical segment accumulated goodwill impairment loss was $829 million.
(2)At December 31, 2021 and June 30, 2021, the Medical segment accumulated goodwill impairment loss was $2.7 billion and $1.4 billion, respectively.
During the three months ended December 31, 2021, the Medical Unit, which is our Medical operating segment excluding our Cardinal Health at-Home Solutions division, continued to experience adverse financial results related to inflationary impacts and global supply chain constraints. Due to the risks and uncertainties related to these impacts, we elected to bypass the qualitative assessment and perform interim goodwill impairment testing for the Medical Unit. This quantitative test resulted in a pre-tax $1.3 billion goodwill impairment charge related to the Medical Unit, which is included in impairments and (gain)/loss on disposal of assets in our condensed consolidated statements of earnings. The goodwill balance of the Medical Unit, after recognizing the impairment, was $2.8 billion at December 31, 2021.
Our determination of estimated fair value of our reporting units is based on a combination of the income-based approach (using a discount rate of 9 percent and a terminal growth rate of 2 percent percent), and the market-based approach. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.

32	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2021
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A

Definite-life intangibles:
Customer relationships	3,317	2,089	1,228	11
Trademarks, trade names and patents	552	344	208	9
Developed technology and other	1,036	541	495	9
Total definite-life intangibles	4,905	2,974	1,931	10
Total other intangible assets	$4,917	$2,974	$1,943	N/A

	June 30, 2021
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12
Total indefinite-life intangibles	12	—	12

Definite-life intangibles:
Customer relationships	3,330	1,989	1,341
Trademarks, trade names and patents	551	328	223
Developed technology and other	1,035	506	529
Total definite-life intangibles	4,916	2,823	2,093
Total other intangible assets	$4,928	$2,823	$2,105
Total amortization of intangible assets was $79 million and $113 million for the three months ended December 31, 2021 and 2020, respectively, and $157 million and $228 million for the six months ended December 31, 2021 and 2020, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2022 through 2026 is as follows: $157 million, $286 million, $262 million, $237 million, and $210 million.

5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.6 billion and $6.2 billion at December 31, 2021 and June 30, 2021, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $24.8 billion and $23.7 billion at December 31, 2021 and June 30, 2021, respectively.
During the six months ended December 31, 2021, we redeemed all outstanding $572 million principal amount of 2.616% Notes due June 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with this redemption, we recorded a $10 million loss on early extinguishment of debt. The early redemption was funded with available cash.
During the six months ended December 31, 2020, we early repurchased a total of $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022. The repurchases were funded with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt during the six months ended December 31, 2020.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2021, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2021, we were in compliance with this financial covenant.

33	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, we recorded an aggregate accrual of $41 million for calendar year 2017 and 2018 during the six months ended December 31, 2020 based on the probable estimated payment amount. In the three months ended December 31, 2021, we paid the State of New York $20 million, our portion of the assessment for calendar year 2017. As a result, as of December 31, 2021, we had an accrual of $20 million, which reflects our best estimate of the portion of the assessment that we may owe for sales during calendar year 2018.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our condensed consolidated statements of earnings; however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit. For

34	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements
example, in the second quarter of fiscal year 2022, our Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Opioid Lawsuits and Investigations
Pharmaceutical wholesale distributors, including us, have been named as defendants in approximately 3,400 lawsuits relating to the distribution of prescription opioid pain medications. The lawsuits seek equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as public nuisance, negligence and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
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
The Proposed Settlement Agreement includes a cash component, pursuant to which we would pay up to approximately $6.37 billion, the majority of which would be paid over 18 years. The exact payment amount will depend on several factors, including the participation rate of states and political subdivisions, the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which political subdivisions in participating states file additional opioid lawsuits against us after the Proposed Settlement Agreement becomes effective.
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
As contemplated under the Proposed Settlement Agreement, in September 2021, the three distributors determined that a sufficient number of states had agreed to participate in the Proposed Settlement Agreement to proceed to the next phase of the settlement process, which was the subdivision sign-on period. The subdivision sign-on period ended January 26, 2022. Each participating state will now make a determination as to whether a sufficient number of its political subdivisions have agreed to the Proposed Settlement Agreement (or otherwise had their claims foreclosed) to proceed with the Proposed Settlement Agreement. Following that determination by participating states, each of the three distributors will independently determine whether a sufficient number of subdivisions, including both those litigating and those that have not sued, have agreed to participate in the Proposed Settlement Agreement (or otherwise had their claims foreclosed) to proceed to execution. This process is currently contemplated to end in February 2022. The Proposed Settlement Agreement remains subject to contingencies. It is possible that a sufficient number of states and subdivisions will not agree to the Proposed Settlement Agreement or that other required contingencies will not be satisfied.
If the required contingencies are satisfied, the Proposed Settlement Agreement is expected to become effective in April 2022. During the period between the satisfaction of contingencies and the effective date, the participating states and the distributors would cooperate to obtain consent judgments embodying the terms of the Proposed Settlement Agreement in each participating state and dismissing lawsuits of participating states and subdivisions.
In connection with the negotiations of the Proposed Settlement Agreement, we and the two other national distributors have entered into a settlement with each of the states of Florida, New York, Ohio and Rhode Island and their participating subdivisions. If the Proposed Settlement Agreement becomes effective, these states and their participating subdivisions will become a part of it.
West Virginia subdivisions and Native American tribes are not a part of this settlement process and we have been involved in separate negotiations with these groups. In September 2021 we announced that we, along with two other national distributors, had reached an agreement with the Cherokee Nation in connection with ongoing negotiations toward a broader agreement with Native American tribes. In January 2022, we, along with two other

35	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements
national distributors, entered into a term sheet with the Native American tribes.
A bench trial before a federal judge in West Virginia brought by Cabell County and City of Huntington against us and two other national distributors concluded in July 2021. The judge has not yet issued a decision. In addition, a bench trial in the case brought by the Washington Attorney General against us and the same two other national distributors began in November 2021 in Washington state court. Trials are inherently unpredictable and it is possible that the outcome of these trials, either individually or in the aggregate, could materially negatively impact our financial results, cash flows or results of operations.
During the six months ended December 31, 2021, we paid into escrow the majority of our first annual payment under the Proposed Settlement Agreement, which is reflected in prepaid expenses and other assets in our condensed consolidated balance sheets. We also made certain payments under the separate New York and Ohio settlements. In total, we have $6.68 billion accrued at December 31, 2021, of which $480 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During the six months ended December 31, 2020, we recorded total pre-tax charges of $1.02 billion in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings.
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
Private Plaintiffs
The Proposed Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 464 lawsuits as of January 25, 2022. Of these, 147 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs.
A trial in a case involving 21 plaintiffs is scheduled to begin in state court in Georgia in March 2022. We are vigorously defending ourselves in all of these matters; however, trials are inherently unpredictable and it is possible that an unfavorable outcome in these matters, individually or in the aggregate, could have a negative impact on our financial results.
Insurance Litigation
We are involved in legal proceedings with two insurers related to the availability of insurance coverage for the lawsuits described above. In October 2020, we filed a complaint for declaratory judgment against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) seeking a declaration that National Union is obligated to reimburse us for defense costs incurred in connection with the lawsuits described above. In January 2021, Swiss Re International SE commenced an arbitration in London seeking a determination that it does not have an obligation to reimburse us for defense and indemnity expenses incurred in connection with the lawsuits described above. We have not recorded a receivable for any recoveries related to these insurance litigation matters as of December 31, 2021.
Cordis IVC Filter Matters
Product Liability Lawsuits
As of January 25, 2022, we are named as a defendant in 443 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,750 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava ("IVC") filter products. Another 32 lawsuits involving similar claims by approximately 36 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. In July 2021, we entered into an agreement to settle approximately 1,300 claims. This agreement is subject to certain contingencies. We continue to vigorously defend ourselves in these lawsuits and are engaged in ongoing resolution discussions with certain plaintiffs.
At December 31, 2021, we had a total of $554 million net of estimated insurance recoveries, accrued for losses and legal defense costs, related to the Cordis IVC filter lawsuits in our condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $1.09 billion, net of estimated insurance recoveries. The sale of the Cordis disposal group does not include product liability related to the IVC filters in the U.S. and Canada, which we retained.

36	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements
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
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making misrepresentations and omissions related to the acquisition and integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleges that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. In September 2021, the court denied our motion to dismiss. We believe that the claims asserted in this complaint are without merit and intend to vigorously defend against them.
Specialty Solutions DOJ Investigation
In November 2018, the United States Attorney’s Office for the District of Massachusetts (the "USAO") commenced an investigation of Cardinal Health regarding possible violations of the U.S. healthcare fraud and abuse laws. The USAO sought, among other things, documents and information relating to discounts and rebates offered or provided to certain Specialty Solutions customers. In January 2022, without admitting liability, we settled this matter with the DOJ for approximately $13 million, which was recorded as expense within litigation (recoveries)/charges net in our consolidated statement of earnings during the fiscal year ended June 30, 2021. Additionally, our Specialty Pharmaceutical Distribution business entered into a five-year corporate integrity agreement with the Department of Health and Human Services, Office of Inspector General, under which it agreed to certain remedial measures, including no longer offering term-based up-front discounts.
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

37	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements
7. Income Taxes
Fluctuations in our benefit from income taxes as a percentage of pretax earnings/(loss) (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Tax Effects of Goodwill Impairment Charge
During the six months ended December 31, 2021, we recognized a $1.3 billion pre-tax charge for goodwill impairment related to the Medical Unit. The net tax benefit related to this charge is $92 million for fiscal 2022.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our benefit from income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
The tax effect of the goodwill impairment charge during the three months ended December 31, 2021 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill significantly increased the estimated annual effective tax rate for fiscal 2022. Applying the higher tax rate to the current quarter loss resulted in recognizing an interim tax benefit of approximately $1.0 billion, which impacted the benefit from income taxes in the condensed consolidated statements of earnings during the three months and six months ended December 31, 2021 and prepaid expenses and other assets in the condensed consolidated balance sheets at December 31, 2021. This interim tax benefit will reverse in future quarters of fiscal 2022.
Cordis Divestiture
During the six months ended December 31, 2021, we completed the divestiture of the Cordis business. In connection with the closing, we recorded net tax expense of $10 million and $19 million during the three and six months ended December 31, 2021, respectively. The tax effects of these matters during the six months ended December 31, 2021 were included in our full year effective tax rate forecast. We currently estimate the tax expense associated with this matter for the full fiscal 2022 will be $38 million.
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
We have filed for a U.S. federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act, which we expect to receive within 12 months, and accordingly have a current asset on our condensed consolidated balance sheets at December 31, 2021. We also increased our non-current deferred tax liability by approximately $700 million during the six months ended December 31, 2020 related to this matter.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of tax law; however, it is possible that the tax authorities could challenge these tax benefits. The actual amount of the tax benefit may differ materially from these estimates.
Tax Effects of Opioid Litigation Charges
In connection with the $1.02 billion pre-tax charges for the opioid litigation recorded during the six months ended December 31, 2020, the net tax benefits were approximately $300 million for the six months ended December 31, 2020 and $228 million for fiscal 2021. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $34 million during the six months ended December 31, 2020, and $219 million for fiscal 2021. We have recognized no tax benefit associated with Opioid accruals made in fiscal 2022.
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
Effective Tax Rate
During the three months ended December 31, 2021 and 2020, the effective tax rate was 105.0 percent and (47.6) percent, respectively. The effective tax rate for the three months ended December 31, 2021 reflects the impact of the tax effect of the goodwill impairment charge being included in our estimated annual

38	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements
effective tax rate. The estimated annual effective tax rate for the three months ended December 31, 2020 included the benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss, partially offset by the treatment of the tax impacts of the opioid litigation accrual recorded in the prior year.
During the six months ended December 31, 2021 and 2020, the effective tax rate was 153.1 percent and 259.7 percent. The effective tax rate for the six months ended December 31, 2021 reflects the impact of the tax effect of the goodwill impairment charge being included in our estimated annual effective tax rate. The effective tax rate for the six months ended December 31, 2020 included the benefit from a net operating loss carryback primarily related to a self-insurance pre-tax loss and net tax benefit related to the treatment of the tax impacts of opioid litigation charges.
Unrecognized Tax Benefits
We had $937 million and $932 million of unrecognized tax benefits, at December 31, 2021 and June 30, 2021 respectively. The December 31, 2021 and June 30, 2021 balances include $854 million and $849 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2021 and June 30, 2021, we had $45 million and $49 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $20 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through 2020.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $72 million at both December 31, 2021 and June 30, 2021, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $3 million at December 31, 2021 and $12 million at June 30, 2021, respectively, and is included in other assets in the condensed consolidated balance sheets.

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,077	$—	$—	$1,077
Other investments (1)	125	—	—	125
Forward contracts (2)	—	62	—	62

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,883	$—	$—	$1,883
Other investments (1)	126	—	—	126
Forward contracts (2)	—	42	—	42
(1)The other investments balance includes investments in mutual funds, which offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
(2)The fair value of interest rate swaps, foreign currency contracts, and net investment hedges is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other, other assets, other accrued liabilities, and deferred income taxes and other liabilities within the condensed consolidated balance sheets.

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

39	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three and six months ended December 31, 2021 and 2020, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the six months ended December 31, 2021, we entered into pay-floating interest rate swaps with notional amounts of $100 million and $200 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
Pre-tax gains recognized in other comprehensive income/(loss) were $1 million and $8 million for the three months ended December 31, 2021 and 2020, respectively, and $3 million and $7 million for the six months ended December 31, 2021 and 2020, respectively. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and six months ended December 31, 2021 and 2020. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $17 million gain and a $27 million loss during the three months ended December 31, 2021 and 2020, respectively, and a $22 million gain and a $52 million loss during the six months ended December 31, 2021 and 2020, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $5 million during both the three months ended December 31, 2021 and 2020 and $11 million and $10 million during the six months ended December 31, 2021 and 2020, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge

40	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements
accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $2 million gain and a $4 million loss during the three months ended December 31, 2021 and 2020, respectively, and a $4 million gain and $5 million loss during the six months ended December 31, 2021 and 2020, respectively. The principal currencies managed through foreign currency contracts are Euro, Chinese renminbi, Canadian dollar.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at December 31, 2021 and June 30, 2021 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2021	June 30, 2021
Estimated fair value	$6,074	$6,751
Carrying amount	5,643	6,236
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Equity
We repurchased $800 million of our common shares, in the aggregate, through share repurchase programs during the six months ended December 31, 2021. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During the three months ended December 31, 2021, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $300 million. We received an initial delivery of 4.8 million common shares using a reference price of $50.30. The program concluded on January 31, 2022 at a volume weighted average price per common share of $49.39 resulting in a final delivery of 1.3 million common shares.
During the three months ended September 30, 2021, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $500 million. We received an initial delivery of 7.8 million common shares using a reference price of $51.53. The program concluded on October 4, 2021 at a volume weighted average price per common share of $51.10 resulting in a final delivery of 2.0 million common shares.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(46)	$12	$(34)
Other comprehensive loss, before reclassifications	(43)	(5)	(48)
Amounts reclassified to earnings	—	(3)	(3)
Total other comprehensive loss attributable to Cardinal Health, Inc. net of tax	(43)	(8)	(51)
Balance at December 31, 2021	$(89)	$4	$(85)

11. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31,
(in millions)	2021	2020
Weighted-average common shares–basic	279	294
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	1
Weighted-average common shares–diluted	281	295

	Six Months Ended December 31,
(in millions)	2021	2020
Weighted-average common shares–basic	283	293
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	2
Weighted-average common shares–diluted	285	295
The potentially dilutive employee stock options, restricted share units, and performance share units that were antidilutive were 5 million during both the three and six months ended December 31, 2021 and 4 million during both the three months and the six months ended December 31, 2020.

41	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements

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
Revenue
The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended December 31,
(in millions)	2021	2020
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$41,164	$37,040
Nuclear and Precision Health Solutions	211	196
Pharmaceutical segment revenue	41,375	37,236
Medical distribution and products (3)	3,446	3,729
Cardinal Health at-Home Solutions	639	581
Medical segment revenue	4,085	4,310
Total segment revenue	45,460	41,546
Corporate (4)	(3)	(5)
Total revenue	$45,457	$41,541

	Six Months Ended December 31,
(in millions)	2021	2020
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$80,778	$71,956
Nuclear and Precision Health Solutions	419	392
Pharmaceutical segment revenue	81,197	72,348
Medical distribution and products (3)	7,013	7,167
Cardinal Health at-Home Solutions	1,221	1,100
Medical segment revenue	8,234	8,267
Total segment revenue	89,431	80,615
Corporate (4)	(6)	(9)
Total revenue	$89,425	$80,606
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services."
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following tables present revenue by geographic area:

	Three Months Ended December 31,
(in millions)	2021	2020
United States	$44,382	$40,360
International	1,078	1,186
Total segment revenue	45,460	41,546
Corporate (1)	(3)	(5)
Total revenue	$45,457	$41,541

	Six Months Ended December 31,
(in millions)	2021	2020
United States	$87,223	$78,336
International	2,208	2,279
Total segment revenue	89,431	80,615
Corporate (1)	(6)	(9)
Total revenue	$89,425	$80,606
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

42	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements

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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $11 million and $6 million for the three months ended December 31, 2021 and 2020, and $18 million and $11 million for the six months ended December 31, 2021 and 2020, respectively.
In connection with the interim goodwill impairment testing for the Medical Unit as discussed further in Note 4, we recognized a $1.3 billion goodwill impairment charge during the three and six months ended December 31, 2021 which was retained at Corporate.
In connection with the opioid litigation as discussed further in Note 6, we recognized a pre-tax charge of $1.02 billion during the six months ended December 31, 2020 which was retained at Corporate.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2021	2020
Pharmaceutical (1)	$426	$413
Medical	50	236
Total segment profit	476	649
Corporate	(1,426)	(188)
Total operating earnings/(loss)	$(950)	$461

	Six Months Ended December 31,
(in millions)	2021	2020
Pharmaceutical (1)	$832	$815
Medical	173	466
Total segment profit	1,005	1,281
Corporate	(1,540)	(1,444)
Total operating loss	$(535)	$(163)
(1)Pharmaceutical segment profit during the three and six months ended December 31, 2021 was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2021	June 30, 2021
Pharmaceutical	$24,427	$23,624
Medical (1) (2)	12,737	15,408
Corporate	6,516	5,421
Total assets	$43,680	$44,453
(1)Assets of $1.1 billion classified as held for sale related to the Cordis divestiture were included within Medical at June 30, 2021.
(2)Medical reflects a $1.3 billion goodwill impairment charge recorded in connection with the interim goodwill impairment testing for the Medical Unit at December 31, 2021.
13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2021	2020
Restricted share unit expense	$17	$17
Performance share unit expense	1	6
Total share-based compensation	$18	$23

	Six Months Ended December 31,
(in millions)	2021	2020
Restricted share unit expense	$35	$36
Performance share unit expense	7	15
Total share-based compensation	$42	$51
The total tax benefit related to share-based compensation was $2 million and $3 million for the three months ended December 31, 2021 and 2020, and $6 million and $7 million for the six months ended December 31, 2021 and 2020, respectively.
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.

43	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Notes to Financial Statements

The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2021	3	$49.05
Granted	2	51.62
Vested	(2)	49.47
Canceled and forfeited	—	—
Nonvested at December 31, 2021	3	$45.66
At December 31, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $103 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2021	4	$68.46
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at December 31, 2021	4	$69.24
Exercisable at December 31, 2021	4	$69.41
At December 31, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $0.2 million, which is expected to be recognized over a weighted-average period of two years.
The following tables provide additional detail related to stock options:

(in millions)	December 31, 2021	June 30, 2021
Aggregate intrinsic value of outstanding options at period end	$3	$11
Aggregate intrinsic value of exercisable options at period end	3	11

(in years)	December 31, 2021	June 30, 2021
Weighted-average remaining contractual life of outstanding options	4	4
Weighted-average remaining contractual life of exercisable options	4	4
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2021	1.2	$54.89
Granted	0.4	51.91
Vested	(0.3)	52.36
Canceled and forfeited	(0.1)	52.84
Nonvested at December 31, 2021	1.2	$52.99
At December 31, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $28 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.

44	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on November 9, 2021, File No. 1-11373)
10.1	Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)
10.2.1
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)

10.2.2	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan
10.3.1
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Cardinal Health's Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)

10.3.2	Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan
10.4.1
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)

10.4.2	Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan
10.5
Form of Directors' Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan ( incorporated by reference to Exhibit 10.5 to Cardinal Health's Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)

10.6	Cardinal Health, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cardinal Health's Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)
10.7	Aircraft Time Sharing Agreement, effective as of January 1, 2022, by and between Cardinal Health, Inc. and Michael C. Kaufmann
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
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

45	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	26
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21

	Part II. Other Information
Item 1	Legal Proceedings	22
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	45
	Signatures	47

N/A	Not applicable

46	Cardinal Health | Q2 Fiscal 2022 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 3, 2022	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Financial Officer

47	Cardinal Health | Q2 Fiscal 2022 Form 10-Q