Form 10-Q
period 2022-03-31
CARDINAL HEALTH INC
filed 2022-05-05
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of April 30, 2022, was the following: 272,427,362.

Cardinal Health Q3 Fiscal 2022 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, trends or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (our “2021 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations between the periods specified in our condensed consolidated balance sheets at March 31, 2022 and June 30, 2021, and in our condensed consolidated statements of earnings/(loss) for the three and nine months ended March 31, 2022 and 2021. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2021 Form 10-K.

2	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

During the three and nine months ended March 31, 2022, revenue increased 14 percent and 12 percent to $44.8 billion and $134.3 billion, respectively, primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which largely consisted of branded pharmaceutical sales to existing and net new customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change
GAAP operating earnings/(loss)	$(97)	$473	N.M.	$(632)	$310	N.M.
Surgical gown recall costs/(income)	—	(1)		1	(3)
State opioid assessment related to prior fiscal years	—	(2)		—	39
Restructuring and employee severance	31	24		56	81
Amortization and other acquisition-related costs	79	111		237	345
Impairments and (gain)/loss on disposal of assets	471	69		1,764	78
Litigation (recoveries)/charges, net	61	15		113	1,085
Non-GAAP operating earnings	$545	$689	(21)%	$1,540	$1,935	(20)%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating losses of $97 million and $632 million during the three and nine months ended March 31, 2022, respectively, due to $474 million and $1.8 billion pre-tax non-cash goodwill impairment charges related to the Medical segment, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
During the nine months ended March 31, 2021, we recognized a $1.02 billion pre-tax charge for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See further description of opioid lawsuits and claims in the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements."
Non-GAAP operating earnings during the three and nine months ended March 31, 2022 decreased 21 percent and 20 percent, respectively, due to the decrease in Medical segment profit largely resulting from increased inflationary impacts, primarily related to commodities and transportation, and the adverse impact of global supply chain constraints.

3	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2022 (2,3)	2021 (2)	Change	2022 (2,3)	2021 (2)	Change
GAAP diluted EPS (1)	$(5.05)	$0.40	N.M	$(3.82)	$1.68	N.M.
State opioid assessment related to prior fiscal years	—	—		—	0.10
Restructuring and employee severance	0.08	0.06		0.15	0.21
Amortization and other acquisition-related costs	0.21	0.28		0.63	0.88
Impairments and (gain)/loss on disposal of assets (4)	6.03	0.25		6.71	0.22
Litigation (recoveries)/charges, net (5)	0.18	0.54		0.33	1.70
Loss on early extinguishment of debt	—	—		0.03	—
Non-GAAP diluted EPS (1)	$1.45	$1.53	(5)%	$4.01	$4.79	(16)%
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
(3)For the three and nine months ended March 31, 2022, GAAP diluted EPS and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 275 million and 281 million common shares, respectively, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the periods. For the three and nine months ended March 31, 2022, non-GAAP diluted EPS is calculated using a weighted average of 277 million and 282 million common shares, which includes potentially dilutive shares.
(4)Impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $474 million and $1.8 billion related to our Medical segment recorded during the three and nine months ended March 31, 2022, respectively. For fiscal 2022, the estimated net tax benefit related to these impairments is $126 million and is included in the annual effective tax rate. As a result, the amount of tax expense in the current quarter and year-to-date periods increased by approximately $1.2 billion and approximately $180 million, respectively, and is expected to lower the provision for income taxes during the fourth quarter of fiscal 2022 by approximately $180 million.
(5)Litigation (recoveries)/charges, net, includes a tax benefit recorded during the nine months ended March 31, 2021 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. During the nine months ended March 31, 2021, the total benefit from the net operating loss carryback was $419 million; however, for purposes of Non-GAAP financial measures, we allocated $385 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $34 million is included in non-GAAP measures.
During the three and nine months ended March 31, 2022, GAAP diluted EPS was adversely impacted by the goodwill impairment charges related to the Medical segment, which had a $(6.01) and $(6.67) per share after-tax impact, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A, and Note 4 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
During the nine months ended March 31, 2021, GAAP diluted EPS included a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss. Refer to Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. During the nine months ended March 31, 2021, GAAP diluted EPS was adversely impacted by the opioid litigation charge recognized for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications, which had a $(2.85) per share after-tax impact on GAAP diluted EPS. See the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the three and nine months ended March 31, 2022, non-GAAP diluted EPS decreased 5 percent and 16 percent to $1.45 and $4.01 per share, respectively. This decrease was primarily due to the factors impacting non-GAAP operating earnings, partially offset by a lower share count as a result of share repurchases. The year-over-year comparison also benefited from a lower non-GAAP effective tax rate due to favorable discrete items during the three months ended March 31, 2022 and the impact of adverse tax matters in the prior year, including adjustments to our tax provision for the resolution of certain open matters with the U.S. Internal Revenue Service ("IRS").

4	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Overview
Cash and Equivalents

Our cash and equivalents balance was $2.4 billion at March 31, 2022 compared to $3.4 billion at June 30, 2021. During the nine months ended March 31, 2022, net cash provided by operating activities was $130 million, which was adversely impacted by the payment of the majority of our first annual settlement payment under the Settlement Agreement and payments for other litigation matters, the timing of collections of customer receivables and the day of the week on which a fiscal period ends. During the nine months ended March 31, 2022, we deployed $1.0 billion for share repurchases, $597 million for debt repayment, and $425 million for cash dividends. We also received proceeds of $923 million, net of cash transferred, from the divestiture of the Cordis business.

5	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2022 and Trends
Opioid Lawsuits Development

In February 2022, we and two other national distributors announced that each company had determined that a sufficient number of political subdivisions had agreed to participate in the previously disclosed settlement agreement (the “Settlement Agreement”) to settle the vast majority of the opioid lawsuits filed by states and local governmental entities. This Settlement Agreement became effective on April 2, 2022.
Parties to this Settlement Agreement include 46 out of 49 eligible states as well as the District of Columbia and all eligible territories. As of April 28, 2022, over 98 percent of eligible political subdivisions (as calculated by population under the Settlement Agreement) that had brought opioid-related suits against the companies have joined the settlement or otherwise had their claims addressed by state legislation.
The Settlement Agreement includes a cash component, pursuant to which we will pay up to approximately $6.0 billion, the majority of which would be paid over 18 years. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions) and the extent to which additional political subdivisions in participating states file opioid lawsuits against us.
The Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating controlled substances monitoring programs; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will be selected to oversee compliance with these provisions for a period of five years. In addition, we and the two other settling distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund for ten years.
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
The first phase of a bench trial in West Virginia State Court for a consolidated case brought by 63 West Virginia subdivisions against the Company and two other national distributors is scheduled to begin July 5, 2022. A bench trial before a federal judge in West Virginia brought by Cabell County and City of Huntington against us and two other national distributors concluded in July 2021. The judge has not yet issued a decision.
In May 2022, we and two other national distributors reached an agreement with the Washington Attorney General, under which we will pay up to approximately $160 million to the State of Washington and its participating political subdivisions to resolve opioid-related claims. This amount is consistent with the amount that would have been allocated to Washington under the Settlement Agreement, had Washington agreed to participate, plus certain attorneys’ fees and costs. The terms of this agreement are consistent with the Settlement Agreement. This agreement is subject to certain contingencies, including the rate of subdivision participation.
During the nine months ended March 31, 2022, we paid into escrow the majority of our first annual payment under the Settlement Agreement. We also made payments under the separate New York, Ohio and Rhode Island settlements, as well as certain payments under Cherokee Nation settlement and Native American term sheet. During the nine months ended March 31, 2022, we paid $348 million in connection with these matters. In total, we have $6.70 billion accrued at March 31, 2022, of which $738 million is included in other accrued liabilities, and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
In addition to the lawsuits and claims brought by states and governmental entities, described above, we are involved in other opioid-related litigation and investigations, which are described further in Note 6 of the “Notes to Condensed Consolidated Financial Statements.”
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

6	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Overview
Inflationary Impacts and Global Supply Chain Constraints, and Medical Goodwill

Medical segment profit was negatively impacted by increased inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities, labor and the adverse impact of global supply chain constraints during the three and nine months ended March 31, 2022.
Due to the risks and uncertainties related to these impacts, we performed interim goodwill impairment testing at March 31, 2022 and December 31, 2021, which resulted in year-to-date pre-tax non-cash goodwill impairment charges of $1.8 billion, included in impairments and (gain)/loss on disposal of assets in our condensed consolidated statements of earnings/(loss). See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. For fiscal 2022, the estimated net tax benefit related to these impairments is $126 million and is included in the annual effective tax rate. As a result, the amount of tax expense in the current quarter and year-to-date periods increased by approximately $1.2 billion and approximately $180 million, respectively, and is expected to lower the provision for income taxes during the fourth quarter of fiscal 2022 by approximately $180 million. Refer to Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
We expect these inflationary impacts and global supply chain constraints to continue to adversely impact Medical segment profit. In order to partially mitigate the impact, we have implemented an initial phase of price increases and we are evolving our commercial contracting processes and investing in additional supply chain capacity. If these increased costs and the adverse impact of global supply chain constraints are greater than we expect, continue beyond our expectations, or we are unable to increase prices, our results of operations will be adversely impacted to a greater extent than we currently anticipate.
We also experienced increased costs in the Pharmaceutical segment, primarily related to transportation and labor, during the three and nine months ended March 31, 2022.

PPE Demand and Pricing

Personal protective equipment ("PPE") refers to protective clothing, medical and non-medical grade gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness. Demand for PPE has fluctuated during fiscal 2021 and fiscal 2022 resulting in variability in sales volumes, inventory levels and costs to manufacture and source these products.
PPE adversely impacted Medical segment profit on a year-over-year basis for the three and nine months ended March 31, 2022 and we expect further adverse impacts due to lower volumes. In addition, the prior year included the timing favorability related to our cost mitigation efforts, primarily pricing.
We experienced the peak of heightened demand for PPE during the second and third quarters of fiscal 2021. This increased demand resulted in higher sales volume for certain products, increased costs to manufacture and source these products and higher inventory levels to meet customer commitments. As a result, we sought out additional sources for these products and to mitigate the impact of these cost increases, we have raised our selling prices for the affected products. During the fourth quarter of fiscal 2021, selling prices and customer demand for certain PPE decreased as compared to the peak. This resulted in inventory cost above net realizable value, requiring an inventory reserve of $197 million, primarily related to certain categories of gloves, which adversely impacted Medical segment profit.

COVID-19

The COVID-19 pandemic (“COVID-19”) began to materially affect our businesses during the third quarter of fiscal 2020. However, due to the passage of time, intervening events and other market dynamics, the comparison to pre-COVID-19 operations has become less meaningful as a basis for us to assess our financial condition.
In the Pharmaceutical segment, volumes have rebounded and stabilized from the declines we experienced during the height of COVID-19 and we believe fluctuations between periods are driven by current market dynamics, rather than the ongoing effects of COVID-19.
Our Medical segment continues to experience the effects of inflation, global supply chain constraints and PPE dynamics, which we consider to be independent of COVID-19 for purposes of assessing our financial results and which are discussed separately above. Due to the magnitude of the impact these factors have had on our Medical segment, as well as the passage of time, we no longer believe that comparisons to pre-COVID-19 operations are relevant in assessing our results of operations or financial condition.

7	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Overview

Cordis Divestiture

In August 2021, we sold our Cordis business to Hellman & Friedman for proceeds of $923 million, net of cash transferred, and we retained certain working capital accounts and certain liabilities. The purchase price is subject to adjustments based on working capital requirements as set forth in the agreement. Cardinal Health will retain product liability associated with lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 6 of the "Notes to Condensed Consolidated Financial Statements." In connection with the closing, we entered into a Transition Services Agreement ("TSA") with the buyer to provide support functions for a period of up to twenty-four months following the sale. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
As anticipated, Medical segment revenue and Medical segment profit were adversely impacted during the three and nine months ended March 31, 2022 due to the divestiture of the Cordis business. We expect the divestiture will decrease Medical segment revenue by approximately $700 million and adversely impact Medical segment profit by approximately $70 million in fiscal 2022. The divestiture of the Cordis business resulted in a decrease in amortization of acquisition-related intangible assets during the three and nine months ended March 31, 2022, which we expect to continue for the remainder of fiscal 2022. The divestiture of the Cordis business is subject to risks and uncertainties that may further adversely impact Medical segment profit. For example, the TSA period may be extended beyond our current expectations or could have unintended consequences, and the costs associated with the exit or disposal activities and stranded costs could be greater than anticipated.

8	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change
Pharmaceutical	$40,957	$35,104	17%	$122,154	$107,452	14%
Medical	3,884	4,174	(7)%	12,118	12,441	(3)%
Total segment revenue	44,841	39,278	14%	134,272	119,893	12%
Corporate	(5)	(3)	N.M	(11)	(12)	N.M
Total revenue	$44,836	$39,275	14%	$134,261	$119,881	12%
Pharmaceutical Segment
During the three and nine months ended March 31, 2022, revenue increased primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $5.8 billion and $14.6 billion, respectively, and largely consisted of branded pharmaceutical sales to existing and net new customers.
Medical Segment
Medical segment revenue decreased during the three months ended March 31, 2022 primarily due to the impact of the divestiture of the Cordis business and lower volumes within products and distribution, including the adverse impact of global supply chain constraints.
During the nine months ended March 31, 2022, the adverse impact of the divestiture of the Cordis business was partially offset by sales growth in at-Home solutions.
Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2022 increased 15 percent to $43.2 billion and 13 percent to $129.3 billion, respectively, compared to the respective prior-year periods as a result of the factors affecting the changes in revenue and gross margin.

9	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change
Gross margin	$1,682	$1,812	(7)%	$4,940	$5,303	(7)%
Gross margin during the three and nine months ended March 31, 2022 was adversely impacted due to the divestiture of the Cordis business and increased costs in the Medical segment due to inflationary impacts and the adverse impact of global supply chain constraints, partially offset by the performance of our generics program, which includes an improvement in volumes compared to the prior-year periods.
Gross margin rate declined 86 basis points and 74 basis points during the three and nine months ended March 31, 2022, respectively, mainly due to changes in overall product mix resulting primarily from increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate. The performance of Medical segment products and distribution, which reflects the divestiture of the Cordis business and increased costs due to inflationary impacts and the adverse impact of global supply chain constraints, also had an adverse impact on gross margin rate.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change
SG&A expenses	$1,137	$1,120	2%	$3,402	$3,404	—%
During the three and nine months ended March 31, 2022, SG&A expenses were adversely impacted by higher operations expenses and increased expenses related to investments in information technology infrastructure, mostly offset by the divestiture of the Cordis business.
During the nine months ended March 31, 2022, the year-over-year comparison was also favorably impacted by the prior-year $41 million accrual for our estimated portion of the assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018, which was recognized during the three months ended September 30, 2020. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.

10	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change
Pharmaceutical	$487	$511	(5)%	$1,319	$1,326	(1)%
Medical	59	174	(66)%	232	640	(64)%
Total segment profit	546	685	(20)%	1,551	1,966	(21)%
Corporate	(643)	(212)	N.M.	(2,183)	(1,656)	N.M
Total consolidated operating earnings/(loss)	$(97)	$473	N.M.	$(632)	$310	N.M
Pharmaceutical Segment Profit
During the three and nine months ended March 31, 2022, Pharmaceutical segment profit decreased due to increased expenses related to investments in information technology infrastructure and higher operations expenses, partially offset by the performance of our generics program. Pharmaceutical segment profit during the nine months ended March 31, 2022 was also positively impacted by improvement in volumes compared to the prior-year period.
Pharmaceutical segment profit includes opioid-related litigation defense and compliance costs, but does not include a one-time contingent attorney fee of $18 million incurred during the three and nine months ended March 31, 2022 related to the finalization of the Settlement Agreement. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this related fee was included in litigation (recoveries)/charges, net in the condensed consolidated statements of earnings/(loss).
Pharmaceutical segment profit during the nine months ended March 31, 2022 was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Medical Segment Profit
Medical segment profit decreased during the three and nine months ended March 31, 2022 largely due to increased inflationary costs, primarily related to transportation and commodities, and the adverse impact of global supply chain constraints. Medical segment profit during the nine months ended March 31, 2022 also reflects an adverse impact related to the prior-year net positive impact of PPE.
Corporate
The changes in Corporate during the three and nine months ended March 31, 2022 were due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

11	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2022	2021	2022	2021
Restructuring and employee severance	$31	$24	$56	$81
Amortization and other acquisition-related costs	79	111	237	345
Impairments and (gain)/loss on disposal of assets, net	471	69	1,764	78
Litigation (recoveries)/charges, net	61	15	113	1,085
Restructuring and Employee Severance
Restructuring costs during both the three and nine months ended March 31, 2022 and 2021 were primarily related to the implementation of certain enterprise-wide cost-savings measures, which includes facility exit costs related to decreasing our overall office space, and the divestiture of the Cordis business.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $78 million and $109 million for the three months ended March 31, 2022 and 2021, respectively, and $235 million and $337 million for the nine months ended March 31, 2022 and 2021, respectively. The decrease in amortization of acquisition-related intangible assets was primarily due to the divestiture of the Cordis business.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the three and nine months ended March 31, 2022, we recognized $474 million and $1.8 billion pre-tax non-cash goodwill impairment charges related to our Medical segment, respectively, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements."
During the three and nine months ended March 31, 2021 we recognized a $58 million pre-tax write-down of the assets held for sale from the divestiture of the Cordis business.
Litigation (Recoveries)/Charges, Net
During the nine months ended March 31, 2021, we recognized a pre-tax charge of $1.02 billion associated with certain opioid matters. See the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the three and nine months ended March 31, 2022, we incurred a one-time contingent attorney fee of $18 million related to the finalization of the Settlement Agreement resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this related fee was included in litigation (recoveries)/charges, net.
We recognized estimated losses and legal defense costs associated with the IVC filter product liability claims of $24 million and $12 million during the three months ended March 31, 2022 and 2021, respectively, and $63 million and $40 million during the nine months ended March 31, 2022 and 2021, respectively. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the nine months ended March 31, 2022, we recognized income of $17 million for recoveries in class action antitrust lawsuits in which we were a class member.
During the nine months ended March 31, 2021, we recognized a $13 million charge in connection with a civil investigation by the United States Attorney’s Office for the District of Massachusetts related to discounts and rebates offered or provided to certain Specialty Solutions customers, as described further in Note 6 of the "Notes to Condensed Consolidated Financial Statements."
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

12	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change
Other (income)/expense, net	$3	$(12)	N.M	$(14)	$(31)	N.M
Interest expense, net	38	45	(16)%	115	136	(15)%
Loss on early extinguishment of debt	—	—	N.M	10	1	N.M
(Gain)/loss on sale of equity interest in naviHealth	(1)	—	N.M	(2)	—	N.M
Other (Income)/Expense, Net
During the three and nine months ended March 31, 2022, other (income)/expense, net was unfavorable compared to the prior-year periods primarily due to a decrease in the value of our deferred compensation plan investments, which offsets fluctuations included within SG&A expenses as discussed further in Note 8 of the "Notes to Condensed Consolidated Financial Statements." The year-over-year comparison was also unfavorably impacted by gains on investments in non-marketable equity securities during the three months ended March 31, 2021.
Interest Expense, Net
The decrease in interest expense during the three and nine months ended March 31, 2022 was primarily due to less debt outstanding.
Loss on Early Extinguishment of Debt
During nine months ended March 31, 2022, we recognized a $10 million loss in connection with the debt redemption as described further in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”
Provision for/(Benefit from) Income Taxes

During the three and nine months ended March 31, 2022, the effective tax rate was (916.5) percent and (44.4) percent, respectively, and reflects the impact of the tax effect of the year-to-date goodwill impairment charges recognized during the nine months ended March 31, 2022.
During the three and nine months ended March 31, 2021, the effective tax rate was 72.8 percent and (143.3) percent, respectively, and included the impact related to the treatment of the tax effect of opioid litigation charges, adjustments to our provision for the resolution of all open matters with the IRS for fiscal years 2008 to 2010 as well as certain transfer pricing matters for fiscal years 2011 to 2014, which also impacted reserves for later years, and withholding taxes for planned distributions from foreign subsidiaries. During the nine months ended March 31, 2021, the effective tax rate included the benefit from a net operating loss carryback primarily related to a self-insurance pre-tax loss.
Tax Effects of Goodwill Impairment Charge
During the nine months ended March 31, 2022, we recognized year-to-date pre-tax charges of $1.8 billion for goodwill impairments related to the Medical segment. The net tax benefit related to these charges is $126 million for fiscal 2022.
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
The tax effect of the goodwill impairment charges during the nine months ended March 31, 2022 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill significantly decreased the estimated annual effective tax rate for fiscal 2022. Applying the lower tax rate to the year-to-date loss resulted in recognizing an interim tax expense of approximately $1.2 billion, which impacted the provision for income taxes in the condensed consolidated statements of earnings/(loss) during the three and nine months ended March 31, 2022 and prepaid expenses and other assets in the condensed consolidated balance sheet at March 31, 2022.

13	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations; tax payments; current and projected debt service requirements, dividends and share repurchases; and opioid litigation settlement payments associated with the Settlement Agreement, the state agreements and Cherokee Nation and Native American tribes agreements. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $2.4 billion at March 31, 2022 compared to $3.4 billion at June 30, 2021. At March 31, 2022, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During the nine months ended March 31, 2022, net cash provided by operating activities was $130 million, which includes $348 million of payments related to the Settlement Agreement, payments under the separate New York, Ohio and Rhode Island settlements, as well as certain payments under Cherokee Nation settlement and Native American term sheet. Net cash provided by operating activities was also adversely impacted by the timing of collections of customer receivables and the day of the week on which a fiscal period ends. We deployed $1.0 billion for share repurchases, $597 million for debt repayment, and $425 million for cash dividends. We also received proceeds of $923 million, net of cash transferred, from the divestiture of the Cordis business.

Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, and payments to vendors in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at March 31, 2022 includes $652 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2022 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At March 31, 2022, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility. During the nine months ended March 31, 2022, we had a daily maximum amount outstanding under our commercial paper and committed receivables programs of $1.2 billion and an average daily amount outstanding of $25 million.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2022, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
At March 31, 2022 and June 30, 2021, we had total long-term obligations, including the current portion and other short-term borrowings, of $5.6 billion and $6.2 billion, respectively. During the nine months ended March 31, 2022, we redeemed $572 million of the 2.616% Notes due June 2022 with available cash. In connection with this redemption, we recorded a $10 million loss on early extinguishment of debt. The early redemption was funded with available cash.

14	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Resources

Tax Effects of Self-Insurance Pre-tax Loss
In connection with a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss as described further in our 2021 Form 10-K, we filed for a refund of $974 million. Because we expected to receive the refund within 12 months, we had a current asset for this amount on our condensed consolidated balance sheets at both March 31, 2022 and June 30, 2021. In April 2022, we received a payment for $966 million, which is net of certain adjustments. See Note 7 of the "Notes to Condensed Consolidated Financial Statements for additional detail.
Capital Deployment

Opioid Litigation Settlement Agreement
We had $6.70 billion accrued at March 31, 2022 related to certain opioid litigation, as further described within the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the payment amounts to be spread over 18 years. During the nine months ended March 31, 2022, we paid our first annual payment under the Settlement Agreement, which is reflected in prepaid expenses and other assets in our condensed consolidated balance sheets. We also made certain payments under the separate New York and Ohio settlements. The effective date of the Settlement Agreement is April 2, 2022. We expect to make subsequent annual payments under the Settlement Agreement every July for the term of the Settlement Agreement beginning in July 2022. The amounts of these future payments may differ from the payment made during the nine months ended March 31, 2022.
Capital Expenditures
Capital expenditures during the nine months ended March 31, 2022 and 2021 were $223 million and $274 million, respectively.

Dividends
On each of May 5, 2021, August 4, 2021, November 4, 2021 and February 8, 2022, our Board of Directors approved a quarterly dividend of $0.4908 per share, or $1.96 per share on an annualized basis, which were paid on July 15, 2021, October 15, 2021, January 15, 2022 and April 15, 2022 to shareholders of record on July 1, 2021, October 1, 2021, January 3, 2022 and April 1, 2022 respectively.
Share Repurchases
During the nine months ended March 31, 2022, we repurchased $1.0 billion of our common shares, in the aggregate, under accelerated share repurchase ("ASR") programs. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
On November 4, 2021, our Board of Directors approved a $3.0 billion share repurchase program, which will expire on December 31, 2024. As of April 30, 2022, we had $2.7 billion remaining authorized for share repurchases under this program.

15	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2021 Form 10-K addresses our contractual obligations and off-balance sheet arrangements, as of and for the fiscal year ended June 30, 2021. There have been no subsequent material changes outside the ordinary course of business to those items.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2021. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2021 Form 10-K and our Form 10-Q for the quarters ended September 30, 2021 and December 31, 2021.
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
We continued to monitor and assess changes in selling prices and customer demand related to PPE during the nine months ended March 31, 2022. While we consider that our assumptions continue to be reasonable and appropriate, our estimates for selling prices and demand are inherently uncertain and if our assumptions decline in the future, additional inventory reserves may be required.
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

16	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

MD&A	Other Items
Medical Unit Goodwill
During the three and nine months ended March 31, 2022, the Medical Unit continued to experience adverse financial results related to inflationary impacts and the adverse impact of global supply chain constraints. Due to the risks and uncertainties related to these impacts, we elected to bypass the qualitative assessment in the second and third quarters of fiscal 2022 and perform interim goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in pre-tax impairment charges of $474 million and $1.3 billion, which were recognized during the three months ended March 31, 2022 and December 31, 2021, respectively, and are included in impairments and (gain)/loss on disposal of assets in our condensed consolidated statements of earnings/(loss).
Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approach. For the income-based approach, we also used discount rates of 9.5 percent and 9 percent for the interim testing at March 31, 2022 and December 31, 2021, respectively. The increase in the discount rate was primarily due to an increase in the risk-free interest rate.
In connection with the interim testing performed at December 31, 2021, we updated our assumptions from prior periods to include the increased magnitude and breadth of the inflationary impacts to supply chain and commodities costs as well as adverse impacts due to global supply chain constraints. In addition, our planned price increases did not impact the second quarter of fiscal 2022 and therefore, we updated our assumptions to reflect a longer duration to implement such actions.
In connection with the interim testing performed at March 31, 2022, we further updated our assumptions for the adverse impact of global supply chain constraints, the timing of inflationary impacts and lower volumes from PPE. These changes did not have a meaningful impact on the fair value of the Medical Unit. The decrease in the fair value of the Medical Unit at March 31, 2022 was due to the increase in the discount rate described above.
The carrying value of the Medical Unit at March 31, 2022 after recognizing the impairment charge was $7.6 billion, of which $2.3 billion was goodwill. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.

While we consider these assumptions to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our planned efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; the impact of the Cordis divestiture; the COVID-19 pandemic, including estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates (including potential tax reform); or a significant change in industry or economic trends. Adverse changes in key assumptions may result in further decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent or decrease the terminal growth rate by a hypothetical 1.5 percent, the fair value for the Medical Unit would have further decreased by approximately $400 million.

17	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

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

18	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

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
•Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount. During fiscal 2021, we incurred a tax benefit related to a carryback of a net operating loss. Some pre-tax amounts, which contributed to this loss, relate to litigation charges. As a result, we allocated substantially all of the tax benefit to litigation charges. During fiscal 2022, we incurred a one-time contingent attorney fee of $18 million related to the finalization of the settlement agreement (the “Settlement Agreement”) resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this related fee was included in litigation recoveries or charges, net. Additionally, during fiscal 2022 our Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits. This judgment was the result of an ordinary course intellectual property rights claim and, therefore, is not adjusted in calculating the litigation recoveries or charges, net adjustment.
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

19	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
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

20	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/ (Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2022
GAAP	$(97)	N.M.	$(137)	$1,253	$(1,391)	N.M.	$(5.05)	N.M.
Restructuring and employee severance	31		31	8	23		0.08
Amortization and other acquisition-related costs	79		79	20	59		0.21
Impairments and (gain)/loss on disposal of assets, net [3]	471		471	(1,189)	1,660		6.03
Litigation (recoveries)/charges, net [4]	61		61	10	51		0.18
(Gain)/Loss on sale of equity interest in naviHealth	—		(1)	—	(1)		—
Non-GAAP	$545	(21)%	$504	$101	$402	(11)%	$1.45	(5)%
	Three Months Ended March 31, 2021
GAAP	$473	(16)%	$440	$320	$119	N.M	$0.40	N.M
Surgical gown recall costs/(income)	(1)		(1)	—	(1)		—
State opioid assessment related to prior fiscal years	(2)		(2)	(1)	(1)		—
Restructuring and employee severance	24		24	6	18		0.06
Amortization and other acquisition-related costs	111		111	28	83		0.28
Impairments and (gain)/loss on disposal of assets, net	69		69	(4)	73		0.25
Litigation (recoveries)/charges, net [6]	15		15	(144)	159		0.54
Non-GAAP	$689	(4)%	$657	$205	$451	(5)%	$1.53	(6)%
	Nine Months Ended March 31, 2022
GAAP	$(632)	N.M.	$(741)	$328	$(1,071)	N.M.	$(3.82)	N.M.
Surgical gown recall costs/(income)	1		1	—	1		—
Restructuring and employee severance	56		56	14	42		0.15
Amortization and other acquisition-related costs	237		237	61	176		0.63
Impairments and (gain)/loss on disposal of assets, net [3]	1,764		1,764	(119)	1,883		6.71
Litigation (recoveries)/charges, net (4) (5)	113		113	19	94		0.33
Loss on early extinguishment of debt	—		10	3	7		0.03
(Gain)/Loss on sale of equity interest in naviHealth	—		(2)	—	(2)		—
Non-GAAP	$1,540	(20)%	$1,438	$306	$1,131	(20)%	$4.01	(16)%
	Nine Months Ended March 31, 2021
GAAP	$310	N.M.	$204	$(293)	$495	N.M.	$1.68	N.M.
Surgical gown recall costs/(income)	(3)		(3)	(1)	(2)		—
State opioid assessment related to prior fiscal years	39		39	9	30		0.10
Restructuring and employee severance	81		81	20	61		0.21
Amortization and other acquisition-related costs	345		345	86	259		0.88
Impairments and (gain)/loss on disposal of assets, net	78		78	12	66		0.22
Litigation (recoveries)/charges, net [6]	1,085		1,085	584	501		1.70
Loss on early extinguishment of debt	—		1	—	1		—
Non-GAAP	$1,935	—%	$1,830	$417	$1,411	9%	$4.79	9%

21	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
1    Attributable to Cardinal Health, Inc.
2    For the three and nine months ended March 31, 2022, GAAP diluted loss per share attributable to Cardinal Health, Inc. ("GAAP diluted EPS") and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 275 million and 281 million common shares, respectively, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the periods. For the three and nine months ended March 31, 2022, non-GAAP diluted EPS is calculated using a weighted average of 277 million and 282 million common shares, which includes potentially dilutive shares.

3    Impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $474 million and $1.8 billion related to our Medical segment recorded in the third quarter and year-to-date periods of fiscal 2022, respectively. For fiscal 2022, the estimated net tax benefit related to these impairments is $126 million and is included in the annual effective tax rate. As a result, the amount of tax expense in the current quarter and year-to-date periods increased by approximately $1.2 billion and approximately $180 million, respectively, and is expected to lower the provision for income taxes during the fourth quarter of fiscal 2022 by approximately $180 million.
4    Litigation (recoveries)/charges, net includes a one-time contingent attorney fee of $18 million recorded during the third quarter of fiscal 2022 related to the finalization of the settlement agreement (the “Settlement Agreement”) resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this related fee was included in litigation (recoveries)/charges, net.
5    Litigation (recoveries)/charges, net for fiscal 2022 does not include a $16 million judgement for lost profits related to an ordinary course intellectual property claim, which positively impacted Pharmaceutical segment profit.
.
6    Litigation (recoveries)/charges, net includes a pre-tax charge of $1.02 billion recorded in the first quarter of fiscal 2021 related to the opioid litigation. For fiscal 2021, the amount of tax expense increased by approximately $140 million during the three months ended March 31, 2021 while the amount of tax benefit increased by approximately $180 million during the nine months ended March 31, 2021 compared to the tax impacts that would have been recognized without the opioid litigation charge. The net tax benefit associated with the opioid litigation charges was $228 million for fiscal 2021.
    Litigation(recoveries)/charges, net also includes a tax benefit recorded during the nine months ended March 31, 2021 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. During the nine months ended March 31, 2021, the total net benefit was $419 million; however, for purposes of reconciling Non-GAAP financial measures, we allocated $385 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $34 million is included in non-GAAP measures.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

22	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2021 Form 10-K since the end of fiscal 2021 through March 31, 2022.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As explained below, there were changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pharmaceutical Segment Information Technology Initiative
The Pharmaceutical segment is in a multi-year project to implement a replacement of certain finance and operating information systems. During the three and nine months ended March 31, 2022, we transitioned selected processes to the new systems which affected our internal control over financial reporting. It is possible that ongoing transitions to new systems may adversely impact internal control over financial reporting.

23	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

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
Subject to definitive documentation and court approval and notice process, in December 2021, the parties reached an agreement in principle to resolve these lawsuits. Under this agreement, our director and officer's liability insurance carriers, on behalf of the defendants, would pay Cardinal Health $124 million, less any attorneys' fees and expenses awarded by the court to plaintiffs' counsel. This settlement does not include any admission of liability.

24	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

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
Our manufacturing businesses use oil-based resins, pulp, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Beginning in the fourth quarter of fiscal year 2021, we have experienced higher supply chain costs, primarily related to international freight and commodities, which had a negative impact on Medical segment profit in fiscal 2021 and the first three quarters of fiscal 2022. Supply chain constraints have also had a negative impact on sales within our Medical segment. We expect these cost increases and supply chain constraints to continue to have a negative impact on segment profit, primarily in the Medical segment, in fiscal 2022. Due to competitive dynamics and contractual limitations, passing along cost increases is challenging and it unlikely that we will be able to offset the impact of these costs increases through higher prices. If we continue to have challenges sufficiently offsetting these cost increases through other cost reductions, or recovering these costs through price increases or surcharges, Medical segment profit could be negatively impacted to a greater extent than we currently anticipate.
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
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. As a result of adverse financial results in our Medical Unit resulting from inflationary impacts and global supply chain constraints, we performed interim goodwill impairment testing for the Medical Unit for the periods ended December 31, 2021 and March 31, 2022. As a result of both of these interim tests, we recorded an aggregate $1.8 billion impairment to goodwill related to our Medical Unit in the nine months ended March 31, 2022. This testing involves estimates and significant judgments by management. We believe our assumptions and estimates are reasonable and appropriate; however additional adverse changes in key assumptions, including a failure to meet expected earnings or other financial plans, unanticipated events and circumstances such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our planned efforts to mitigate such impacts, further disruptions in the supply chain, the impact of the Cordis divestiture, estimated demand and selling prices for PPE, a further increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends could affect the accuracy or validity of such estimates and may result in an additional goodwill impairment in our Medical Unit. It is also possible that we may record significant charges related to other reporting units. Any charge or charges could adversely affect our results of operations. See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.

25	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Other
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2,3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3,4)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (4) (in millions)
January 2022	1,304,012	$46.05	1,303,017	$2,943
February 2022	226	53.01	—	2,943
March 2022	2,962,630	54.01	2,962,414	2,783
Total	4,266,868	$51.58	4,265,431	$2,783
(1)Reflects 995, 226, and 216 common shares purchased in January, February, and March 2022, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On November 10, 2021, we entered into an ASR program to purchase common shares for an aggregate purchase price of $300 million and received an initial delivery of 4.8 million common shares using a reference price of $50.30. The program concluded on January 31, 2022 at a volume weighted average price per common share of $49.39 resulting in a final delivery of 1.3 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On February 28, 2022, we entered into an ASR program to purchase common shares for an aggregate purchase price of $200 million and received an initial delivery of 3.0 million common shares using a reference price of $54.01. The program concluded on April 18, 2022 at a volume weighted average price per common share of $56.02 resulting in a final delivery of 0.6 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(4)On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expired on December 31, 2021. On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024. The ASR program with an aggregate purchase price of $200 million concluded on April 18, 2022, which reduced the amount remaining under our existing share repurchase authorization to $2.7 billion.

26	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2022	2021	2022	2021
Revenue	$44,836	$39,275	$134,261	$119,881
Cost of products sold	43,154	37,463	129,321	114,578
Gross margin	1,682	1,812	4,940	5,303

Operating expenses:
Distribution, selling, general and administrative expenses	1,137	1,120	3,402	3,404
Restructuring and employee severance	31	24	56	81
Amortization and other acquisition-related costs	79	111	237	345
Impairments and (gain)/loss on disposal of assets, net	471	69	1,764	78
Litigation (recoveries)/charges, net	61	15	113	1,085
Operating earnings/(loss)	(97)	473	(632)	310

Other (income)/expense, net	3	(12)	(14)	(31)
Interest expense, net	38	45	115	136
Loss on early extinguishment of debt	—	—	10	1
(Gain)/loss on sale of equity interest in naviHealth	(1)	—	(2)	—
Earnings/(loss) before income taxes	(137)	440	(741)	204

Provision for/(benefit from) income taxes	1,253	320	328	(293)
Net earnings/(loss)	(1,390)	120	(1,069)	497

Less: Net earnings attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$(1,391)	$119	$(1,071)	$495

Earnings/(Loss) per common share attributable to Cardinal Health, Inc.:
Basic	$(5.05)	$0.41	$(3.82)	$1.69
Diluted	(5.05)	0.40	(3.82)	1.68

Weighted-average number of common shares outstanding:
Basic	275	292	281	293
Diluted	275	294	281	294

Cash dividends declared per common share	$0.4908	$0.4859	$1.4724	$1.4577
See notes to condensed consolidated financial statements.

27	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2022	2021	2022	2021
Net earnings/(loss)	$(1,390)	$120	$(1,069)	$497

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(4)	9	(47)	42
Net unrealized gain/(loss) on derivative instruments, net of tax	12	(4)	4	14
Total other comprehensive income/(loss), net of tax	8	5	(43)	56

Total comprehensive income/(loss)	(1,382)	125	(1,112)	553

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$(1,383)	$124	$(1,114)	$551
See notes to condensed consolidated financial statements.

28	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	March 31, 2022	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,356	$3,407
Trade receivables, net	10,250	9,103
Inventories, net	15,493	14,594
Prepaid expenses and other	2,785	2,843
Assets held for sale	—	1,101
Total current assets	30,884	31,048

Property and equipment, net	2,298	2,360
Goodwill and other intangibles, net	8,022	10,094
Other assets	907	951
Total assets	$42,111	$44,453

Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$24,821	$23,700
Current portion of long-term obligations and other short-term borrowings	861	871
Other accrued liabilities	3,033	2,957
Liabilities related to assets held for sale	—	96
Total current liabilities	28,715	27,624

Long-term obligations, less current portion	4,751	5,365
Deferred income taxes and other liabilities	9,338	9,670

Shareholders’ equity/(deficit):
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at March 31, 2022 and June 30, 2021	2,761	2,806
Retained earnings/(accumulated deficit)	(281)	1,205
Common shares in treasury, at cost: 54 million shares and 36 million shares at March 31, 2022 and June 30, 2021, respectively	(3,100)	(2,186)
Accumulated other comprehensive loss	(77)	(34)
Total Cardinal Health, Inc. shareholders' equity/(deficit)	(697)	1,791
Noncontrolling interests	4	3
Total shareholders’ equity/(deficit)	(693)	1,794
Total liabilities and shareholders’ equity/(deficit)	$42,111	$44,453
See notes to condensed consolidated financial statements.

29	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders'
Equity/(Deficit)
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity/ (Deficit)
(in millions)	Shares Issued	Amount	Retained Earnings/ (Accumulated Deficit)	Shares	Amount
	Three Months Ended March 31, 2022
Balance at December 31, 2021	327	$2,721	$1,245	(50)	$(2,883)	$(85)	$4	$1,002
Net earnings/(loss)			(1,391)				1	(1,390)
Other comprehensive income, net of tax						8		8
Employee stock plans activity, net of shares withheld for employee taxes	—	20			3			23
Share repurchase program activity		20		(4)	(220)			(200)
Dividends declared			(135)					(135)
Other							(1)	(1)
Balance at March 31, 2022	327	$2,761	$(281)	(54)	$(3,100)	$(77)	$4	$(693)

	Three Months Ended March 31, 2021
Balance at December 31, 2020	327	$2,778	$1,255	(33)	$(2,009)	$(53)	$4	$1,975
Net earnings			119				1	120
Other comprehensive income, net of tax						5		5
Employee stock plans activity, net of shares withheld for employee taxes	—	29		—	7			36
Share repurchase program activity				(4)	(200)			(200)
Dividends declared			(143)					(143)
Other			2	1			(1)	1
Balance at March 31, 2021	327	$2,807	$1,233	(36)	$(2,202)	$(48)	$4	$1,794

	Nine Months Ended March 31, 2022
Balance at June 30, 2021	327	$2,806	$1,205	(36)	$(2,186)	$(34)	$3	$1,794
Net earnings/(loss)			(1,071)				2	(1,069)
Other comprehensive loss, net of tax						(43)		(43)
Employee stock plans activity, net of shares withheld for employee taxes	—	(5)		1	46			41
Share repurchase program activity		(40)		(19)	(960)			(1,000)
Dividends declared			(415)					(415)
Other							(1)	(1)
Balance at March 31, 2022	327	$2,761	$(281)	(54)	$(3,100)	$(77)	$4	$(693)

	Nine Months Ended March 31, 2021
Balance at June 30, 2020	327	$2,789	$1,170	(35)	$(2,066)	$(104)	$3	$1,792
Net earnings			495				2	497
Other comprehensive income, net of tax						56		56
Employee stock plans activity, net of shares withheld for employee taxes	—	18		2	64			82
Share repurchase program activity				(4)	(200)			(200)
Dividends declared			(432)					(432)
Other				1			(1)	(1)
Balance at March 31, 2021	327	$2,807	$1,233	(36)	$(2,202)	$(48)	$4	$1,794
See notes to condensed consolidated financial statements.

30	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net earnings/(loss)	$(1,069)	$497

Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	513	603
Impairments and loss on sale of other investments	3	—
(Gain)/loss on sale of equity interest in naviHealth	(2)	—
Impairments and (gain)/loss on disposal of assets, net	1,764	78
Loss on early extinguishment of debt	10	1
Share-based compensation	65	84
Provision for bad debts	46	49
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(1,193)	(511)
Increase in inventories	(922)	(1,323)
Increase in accounts payable	1,121	1,267
Other accrued liabilities and operating items, net	(206)	1,019
Net cash provided by operating activities	130	1,764

Cash flows from investing activities:
Proceeds from divestitures, net of cash transferred, and disposal of property and equipment	934	—
Acquisition of subsidiaries, net of cash acquired	—	(3)
Additions to property and equipment	(223)	(274)
Purchases of investments	(38)	(18)
Proceeds from investments	27	5
Proceeds from net investment hedge terminations	71	—
Net cash provided by/(used in) investing activities	771	(290)

Cash flows from financing activities:
Proceeds from interest rate swap terminations	—	18
Reduction of long-term obligations	(597)	(53)
Net tax withholdings from share-based compensation	(26)	(1)
Dividends on common shares	(425)	(432)
Purchase of treasury shares	(1,000)	(200)
Net cash used in financing activities	(2,048)	(668)

Effect of exchange rate changes on cash and equivalents	(13)	8
Cash and equivalents reclassified from/(to) assets held for sale	109	(86)

Net increase/(decrease) in cash and equivalents	(1,051)	728
Cash and equivalents at beginning of period	3,407	2,771
Cash and equivalents at end of period	$2,356	$3,499

See notes to condensed consolidated financial statements.

31	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries unless the context requires otherwise.
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
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the nine months ended March 31, 2022.

2. Divestitures
In August 2021, we sold the Cordis business to Hellman & Friedman for proceeds of $923 million, net of cash transferred, and we retained certain working capital accounts and certain liabilities. The purchase price is subject to adjustments based on working capital requirements as set forth in the agreement. Cardinal Health will retain product liability associated with lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 6. The Cordis business operated within our Medical segment.

32	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance:

	Three Months Ended March 31,
(in millions)	2022	2021
Employee-related	$12	$13
Facility exit and other	19	11
Total restructuring and employee severance	$31	$24

	Nine Months Ended March 31,
(in millions)	2022	2021
Employee-related	$22	$45
Facility exit and other	34	36
Total restructuring and employee severance	$56	$81

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of accelerated depreciation, lease costs associated with vacant facilities, professional, project management and other service fees to support divestitures, vendor transition fees, project consulting fees, and certain other divestiture-related costs.
Restructuring costs during both the three and nine months ended March 31, 2022 and 2021 were primarily related to the implementation of certain enterprise-wide cost-savings measures, which includes facility exit costs related to decreasing our overall office space, and the divestiture of the Cordis business.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2021	$53	$26	$79
Additions	34	1	35
Payments and other adjustments	(38)	(10)	(48)
Balance at March 31, 2022	$49	$17	$66
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical (2)	Total
Balance at June 30, 2021	$2,659	$5,330	$7,989
Goodwill acquired, net of purchase price adjustments	—	—	—
Foreign currency translation adjustments and other	—	(41)	(41)
Goodwill impairment	—	(1,781)	(1,781)
Balance at March 31, 2022	$2,659	$3,508	$6,167
(1)At March 31, 2022 and June 30, 2021, the Pharmaceutical segment accumulated goodwill impairment loss was $829 million.
(2)At March 31, 2022 and June 30, 2021, the Medical segment accumulated goodwill impairment loss was $3.2 billion and $1.4 billion, respectively.
During the three and nine months ended March 31, 2022, the Medical Unit, which is our Medical operating segment excluding our Cardinal Health at-Home Solutions division, continued to experience adverse financial results related to inflationary impacts and the adverse impact of global supply chain constraints. Due to the risks and uncertainties related to these impacts, we elected to bypass the qualitative assessment in the second and third quarters of fiscal 2022 and perform interim goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in pre-tax impairment charges of $474 million and $1.3 billion, which were recognized during the three months ended March 31, 2022 and December 31, 2021, respectively, and are included in impairments and (gain)/loss on disposal of assets in our condensed consolidated statements of earnings/(loss). The goodwill balance of the Medical Unit, after recognizing the impairment, was $2.3 billion at March 31, 2022.
Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approach. For the income-based approach, we also used discount rates of 9.5 percent and 9 percent for the interim testing at March 31, 2022 and December 31, 2021, respectively. The increase in the discount rate was primarily due to an increase in the risk-free interest rate. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.

33	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2022
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$13	$—	$13	N/A
Total indefinite-life intangibles	13	—	13	N/A

Definite-life intangibles:
Customer relationships	3,293	2,130	1,163	10
Trademarks, trade names and patents	552	352	200	9
Developed technology and other	1,036	557	479	9
Total definite-life intangibles	4,881	3,039	1,842	10
Total other intangible assets	$4,894	$3,039	$1,855	N/A

	June 30, 2021
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12
Total indefinite-life intangibles	12	—	12

Definite-life intangibles:
Customer relationships	3,330	1,989	1,341
Trademarks, trade names and patents	551	328	223
Developed technology and other	1,035	506	529
Total definite-life intangibles	4,916	2,823	2,093
Total other intangible assets	$4,928	$2,823	$2,105
Total amortization of intangible assets was $78 million and $109 million for the three months ended March 31, 2022 and 2021, respectively, and $235 million and $337 million for the nine months ended March 31, 2022 and 2021, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2022 through 2026 is as follows: $78 million, $284 million, $260 million, $235 million, and $208 million.

5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.6 billion and $6.2 billion at March 31, 2022 and June 30, 2021, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $24.8 billion and $23.7 billion at March 31, 2022 and June 30, 2021, respectively.
During the nine months ended March 31, 2022, we redeemed all outstanding $572 million principal amount of 2.616% Notes due June 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with this redemption, we recorded a $10 million loss on early extinguishment of debt. The early redemption was funded with available cash.
During the nine months ended March 31, 2021, we early repurchased a total of $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due June 2022. The repurchases were funded with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt during the nine months ended March 31, 2021.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At March 31, 2022, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility. During the nine months ended March 31, 2022, we had a daily maximum amount outstanding under our commercial paper and committed receivables programs of $1.2 billion and an average daily amount outstanding of $25 million.
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

34	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements

Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2022, we were in compliance with this financial covenant.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, we recorded an aggregate accrual of $41 million for calendar year 2017 and 2018 during the nine months ended March 31, 2021 based on the probable estimated payment amount. In the three months ended December 31, 2021, we paid the State of New York $20 million, our portion of the assessment for calendar year 2017. As a result, as of March 31, 2022, we had an accrual of $20 million, which reflects our best estimate of the portion of the assessment that we may owe for sales during calendar year 2018.
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
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.

35	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our condensed consolidated statements of earnings/(loss); however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit. For example, in the second quarter of fiscal year 2022, our Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Opioid Lawsuits and Investigations
As of February 2022, pharmaceutical wholesale distributors, including us, were defendants in approximately 3,400 lawsuits relating to the distribution of prescription opioid pain medications. The lawsuits sought equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as public nuisance, negligence and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. These lawsuits also name pharmaceutical manufacturers, retail pharmacy chains and other entities as defendants.
States & Political Subdivisions
Approximately 2,700 of these lawsuits were filed by counties, municipalities, cities and political subdivisions in various federal, state, and other courts. The vast majority of these lawsuits were filed in U.S. federal court and were transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio (the “MDL”).
In addition, 25 state attorneys general filed lawsuits against distributors, including us, in various state courts. We have also received requests, civil investigative demands, subpoenas or requests for information from additional state attorneys general offices and governmental authorities.
In February 2022, we determined that there was sufficient participation to proceed with a settlement agreement (the "Settlement Agreement") to settle the vast majority of opioid lawsuits filed by state attorneys general and political subdivisions. This Settlement Agreement became effective on April 2, 2022.
In addition to us and two other national distributors, parties to the Settlement Agreement include 46 states, the District of Columbia and 5 U.S. territories. As of April 28, 2022, over 98 percent of political subdivisions (by population as calculated under the Settlement Agreement) that had brought opioid-related suits against us as calculated under the Settlement Agreement had chosen to join the Settlement Agreement or have had their claims addressed by state legislation.
Under this Settlement Agreement, we will pay up to approximately $6.0 billion, the majority of which will be paid over 18 years. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which additional political subdivisions in participating states file additional opioid lawsuits against us.
The Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating controlled substances monitoring programs; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will be selected to oversee compliance with these provisions for a period of five years. In addition, we and the two other settling distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund the for ten years.
The participating states and the distributors are cooperating to obtain consent judgments embodying the terms of the Settlement Agreement in each participating state and the participating states and subdivisions are dismissing their lawsuits. As a result, as of April 28, 2022, approximately 2,000 lawsuits against us have been dismissed. We expect additional lawsuits to be dismissed over the coming months.
As previously disclosed, we had separately negotiated settlements with each of Florida, New York, Ohio, Rhode Island, Texas and their participating subdivisions; however, as contemplated, these states and their participating subdivisions are now participating in the Settlement Agreement.
During the nine months ended March 31, 2022, we paid into escrow the majority of our first annual payment under the Settlement Agreement, which is reflected in prepaid expenses and other assets in our condensed consolidated balance sheets. We also made certain payments under the separate New York, Ohio and Rhode Island settlements, as well as certain payments under Cherokee Nation settlement and Native American term sheet. During the nine months ended March 31, 2022, we paid $348 million in connection with these matters.
In May 2022, we and two other national distributors reached an agreement with the Washington Attorney General, under which we will pay up to approximately $160 million to the State of Washington and its participating subdivisions to resolve opioid-related claims. This amount is consistent with the amount that would have been allocated to Washington under the Settlement Agreement, had Washington agreed to participate, plus certain attorneys' fees and costs. The terms of this agreement in principle are substantially consistent with the Settlement Agreement. This agreement is subject to certain contingencies, including the rate of subdivision participation.
West Virginia subdivisions and Native American tribes were not a part of the broader settlement process and we have been involved in separate negotiations with these groups. In September 2021 we announced that we, along with two other national distributors, had reached an agreement with the Cherokee Nation in connection with ongoing negotiations toward a broader agreement with Native American tribes. In January 2022, we, along with two other

36	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements
national distributors, entered into a term sheet with the Native American tribes.
The first phase of a bench trial in West Virginia State Court for a consolidated case brought by 63 West Virginia subdivisions against the Company and two other national distributors is scheduled to begin July 5, 2022. A bench trial before a federal judge in West Virginia brought by Cabell County and City of Huntington against us and two other national distributors concluded in July 2021. The judge has not yet issued a decision. Trials are inherently unpredictable and it is possible that the outcome of these trials could materially negatively impact our financial results, cash flows or results of operations.
The Settlement Agreement did not resolve all opioid lawsuits and claims brought by states and political subdivisions. The Attorney General of Oklahoma filed a lawsuit against us in January 2020, and did not agree to join the Settlement Agreement. As of April 28, 2022, we are still defendants in approximately 700 lawsuits brought by counties, municipalities and other political subdivisions; however, we expect this number to decline as additional cases are dismissed as a result of the Settlement Agreement.
In total, we have $6.70 billion accrued at March 31, 2022, of which $738 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During the nine months ended March 31, 2021, we recorded total pre-tax charges of $1.02 billion in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings/(loss).
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits none of these agreements is an admission of liability or wrongdoing.
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
Private Plaintiffs
The Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 453 lawsuits as of May 4, 2022. Of these, 141 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs.
A trial in a case involving 21 plaintiffs is scheduled to begin in state court in Georgia in July 2022. We are vigorously defending ourselves in all of these matters; however, trials are inherently unpredictable and it is possible that an unfavorable outcome in these matters, individually or in the aggregate, could have a negative impact on our financial results.
Insurance Litigation
We are involved in legal proceedings with two insurers related to the availability of insurance coverage for the lawsuits described above. In October 2020, we filed a complaint for declaratory judgment against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) seeking a declaration that National Union is obligated to reimburse us for defense costs incurred in connection with the lawsuits described above. In January 2021, Swiss Re International SE commenced an arbitration in London seeking a determination that it does not have an obligation to reimburse us for defense and indemnity expenses incurred in connection with the lawsuits described above. We have not recorded a receivable for any recoveries related to these insurance litigation matters as of March 31, 2022.
Cordis IVC Filter Matters
Product Liability Lawsuits
As of April 29, 2022, we are named as a defendant in 457 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,872 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase inferior vena cava ("IVC") filter products. Another 26 lawsuits involving similar claims by approximately 30 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. In July 2021, we entered into an agreement to settle approximately 1,300 claims. We continue to vigorously defend ourselves in these lawsuits and are engaged in ongoing resolution discussions with certain plaintiffs.
At March 31, 2022, we had a total of $494 million net of estimated insurance recoveries, accrued for losses and legal defense costs, related to the Cordis IVC filter lawsuits in our condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $1.05 billion, net of estimated insurance recoveries. The sale of the Cordis disposal group does not include product liability related to the IVC filters in the U.S. and Canada, which we retained.

37	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

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
SEC Investigation
In February 2021, we received a subpoena from the U.S. Securities and Exchange Commission ("SEC") requesting the production of documents from 2015 through 2019 relating to inventory in the Cordis business, analysis of goodwill of the Medical segment and other matters. In March 2022, the SEC informed us that it had concluded its investigation and did not intend to recommend an enforcement action.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making misrepresentations and omissions related to the acquisition and integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleges that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. In September 2021, the court denied our motion to dismiss. We are vigorously defending ourselves against these claims.
Specialty Solutions DOJ Investigation
In November 2018, the United States Attorney’s Office for the District of Massachusetts (the "USAO") commenced an investigation of Cardinal Health regarding possible violations of the U.S. healthcare fraud and abuse laws. The USAO sought, among other things, documents and information relating to discounts and rebates offered or provided to certain Specialty Solutions customers. In January 2022, without admitting liability, we settled this matter with the DOJ for approximately $13 million, which was recorded as expense within litigation (recoveries)/charges net in our consolidated statement of earnings/(loss) during the fiscal year ended June 30, 2021. Additionally, our Specialty Pharmaceutical Distribution business entered into a five-year corporate integrity agreement with the Department of Health and Human Services, Office of Inspector General, under which it agreed to certain remedial measures, including no longer offering term-based up-front discounts.
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
Effective Tax Rate
During the three and nine months ended March 31, 2022, the effective tax rate was (916.5) percent and (44.4) percent,

38	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements
respectively, and reflects the impact of the tax effect of the year-to-date goodwill impairment charges recognized during the nine months ended March 31, 2022.
During the three and nine months ended March 31, 2021, the effective tax rate was 72.8 percent and (143.3) percent, respectively, and included the impact related to the treatment of the tax effect of opioid litigation charges, the resolution of certain transfer pricing matters with the U.S. Internal Revenue Service ("IRS") and withholding taxes for planned distributions from foreign subsidiaries. During the nine months ended March 31, 2021, the effective tax rate included the benefit from a net operating loss carryback primarily related to a self-insurance pre-tax loss.
Tax Effects of Goodwill Impairment Charge
During the nine months ended March 31, 2022, we recognized year-to-date pre-tax charges of $1.8 billion for goodwill impairments related to the Medical Unit. The net tax benefit related to these charges is $126 million for fiscal 2022.
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
The tax effect of the goodwill impairment charges during the nine months ended March 31, 2022 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill significantly decreased the estimated annual effective tax rate for fiscal 2022. Applying the lower tax rate to the year-to-date loss resulted in recognizing an interim tax expense of approximately $1.2 billion, which impacted the provision for income taxes in the condensed consolidated statements of earnings/(loss) during the three and nine months ended March 31, 2022 and prepaid expenses and other assets in the condensed consolidated balance sheet at March 31, 2022. Approximately $180 million of this interim tax expense will reverse in the fourth quarter of fiscal 2022.
Cordis Divestiture
During the nine months ended March 31, 2022, we completed the divestiture of the Cordis business. In connection with the closing, we recorded net tax expense of $9 million and $29 million during the three and nine months ended March 31, 2022, respectively. The tax effects of these matters during the nine months ended March 31, 2022 were included in our full year effective tax rate forecast. We currently estimate the tax expense associated with this matter for the full fiscal 2022 will be $38 million.
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
In fiscal 2021, we filed for a refund of $974 million, which we expect to receive within 12 months. Accordingly, we had a current asset for this amounts on our condensed consolidated balance sheets at both March 31, 2022 and June 30, 2021. In April 2022, we received a payment for $966 million, which is net of certain adjustments. We also increased our non-current deferred tax liability by approximately $700 million during the nine months ended March 31, 2021 related to this matter.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of tax law; however, it is possible that the tax authorities could challenge these tax benefits. The actual amount of the tax benefit may differ materially from these estimates.
Tax Effects of Opioid Litigation Charges
In connection with the $1.02 billion pre-tax charges for the opioid litigation recorded during the nine months ended March 31, 2021, the net tax benefits were approximately $180 million for the nine months ended March 31, 2021 and $228 million for fiscal 2021. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $35 million during the nine months ended March 31, 2021, and $219 million for fiscal 2021. We have recognized no tax benefit associated with Opioid accruals made in fiscal 2022.
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

39	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements
Unrecognized Tax Benefits
We had $938 million and $932 million of unrecognized tax benefits, at March 31, 2022 and June 30, 2021 respectively. The March 31, 2022 and June 30, 2021 balances include $856 million and $849 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2022 and June 30, 2021, we had $46 million and $49 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $5 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through 2020.
Expiring or unusable loss and credit carryforwards and the required valuation allowances are adjusted quarterly based on available information. This information may support either an increase or a decrease in the required valuation allowance. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described above. We operate in a complex multinational tax environment and are subject to tax treaty arrangements and transfer pricing guidelines for intercompany transactions that are subject to interpretation. Uncertainty in a tax position may arise as tax laws are subject to interpretation.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $73 million at March 31, 2022 and $72 million at June 30, 2021, and is included in other assets in the condensed consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was zero at March 31, 2022 and $12 million at June 30, 2021, respectively, and is included in other assets in the condensed consolidated balance sheets.

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$671	$—	$—	$671
Other investments (1)	112	—	—	112
Liabilities:
Forward contracts (2)	—	(12)	—	(12)

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,883	$—	$—	$1,883
Other investments (1)	126	—	—	126
Forward contracts (2)	—	42	—	42
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

40	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings/(loss). For the three and nine months ended March 31, 2022 and 2021, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the nine months ended March 31, 2022, we entered into pay-floating interest rate swaps with notional amounts of $100 million and $200 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
Pre-tax gains recognized in other comprehensive loss were $1 million and $13 million for the three months ended March 31, 2022 and 2021, respectively, and $4 million and $20 million for the nine months ended March 31, 2022 and 2021, respectively. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and nine months ended March 31, 2022 and 2021. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
During the three months ended March 31, 2022, we entered into a ¥24 billion ($200 million) cross-currency swap maturing in September 2025 and a ¥24 billion ($200 million) cross-currency swap maturing in June 2027.
During the three months ended March 31, 2022, we terminated the ¥64 billion ($600 million) cross-currency swap entered into in August 2019 and received a net settlement of $71 million in cash recorded in proceeds from net investment hedge terminations in our condensed consolidated statements of cash flows.
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $22 million gain and a $49 million gain during the three months ended March 31, 2022 and 2021, respectively, and a $44 million gain and a $3 million loss during the nine months ended March 31, 2022 and 2021, respectively. Gains

41	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements
recognized in interest expense, net in the condensed consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $5 million during both the three months ended March 31, 2022 and 2021 and $16 million and $14 million during the nine months ended March 31, 2022 and 2021, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $4 million loss and a $1 million gain during the three months ended March 31, 2022 and 2021, respectively, and an immaterial loss and $4 million loss during the nine months ended March 31, 2022 and 2021, respectively. The principal currencies managed through foreign currency contracts are Euro, Chinese renminbi, Canadian dollar.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at March 31, 2022 and June 30, 2021 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2022	June 30, 2021
Estimated fair value	$5,645	$6,751
Carrying amount	5,612	6,236
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Equity/(Deficit)
We repurchased $1.0 billion of our common shares, in the aggregate, through share repurchase programs during the nine months ended March 31, 2022. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During the three months ended March 31, 2022, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $200 million.
We received an initial delivery of 3.0 million common shares using a reference price of $54.01. The program concluded on April 18, 2022 at a volume weighted average price per common share of $56.02 resulting in a final delivery of 0.6 million common shares.
During the three months ended December 31, 2021, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $300 million. We received an initial delivery of 4.8 million common shares using a reference price of $50.30. The program concluded on January 31, 2022 at a volume weighted average price per common share of $49.39 resulting in a final delivery of 1.3 million common shares.
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
During the three months ended March 31, 2021, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $200 million. The program began on February 9, 2021 and concluded on March 31, 2021. The average price paid per common share was $54.40, resulting in a total delivery of 3.7 million common shares.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(46)	$12	$(34)
Other comprehensive loss, before reclassifications	(47)	9	(38)
Amounts reclassified to earnings	—	(5)	(5)
Total other comprehensive loss attributable to Cardinal Health, Inc. net of tax	(47)	4	(43)
Balance at March 31, 2022	$(93)	$16	$(77)

42	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements

11. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted loss per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31,
(in millions)	2022	2021
Weighted-average common shares–basic	275	292
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	—	2
Weighted-average common shares–diluted	275	294

	Nine Months Ended March 31,
(in millions)	2022	2021
Weighted-average common shares–basic	281	293
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	—	1
Weighted-average common shares–diluted	281	294
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 5 million for both the three and nine months March 31, 2022. For the three and nine months ended March 31, 2022, there were 2 million and 1 million potentially dilutive employee stock options, restricted share units and performance share units, respectively, not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would have been anti-dilutive as a result of the net loss during those periods.
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 3 million for the three months ended March 31, 2021 and 4 million for the nine months ended March 31, 2021.
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
Revenue
The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended March 31,
(in millions)	2022	2021
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$40,723	$34,903
Nuclear and Precision Health Solutions	234	201
Pharmaceutical segment revenue	40,957	35,104
Medical distribution and products (3)	3,283	3,638
Cardinal Health at-Home Solutions	601	536
Medical segment revenue	3,884	4,174
Total segment revenue	44,841	39,278
Corporate (4)	(5)	(3)
Total revenue	$44,836	$39,275

43	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements

	Nine Months Ended March 31,
(in millions)	2022	2021
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$121,501	$106,859
Nuclear and Precision Health Solutions	653	593
Pharmaceutical segment revenue	122,154	107,452
Medical distribution and products (3)	10,296	10,805
Cardinal Health at-Home Solutions	1,822	1,636
Medical segment revenue	12,118	12,441
Total segment revenue	134,272	119,893
Corporate (4)	(11)	(12)
Total revenue	$134,261	$119,881
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services."
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following tables present revenue by geographic area:

	Three Months Ended March 31,
(in millions)	2022	2021
United States	$43,710	$38,089
International	1,131	1,189
Total segment revenue	44,841	39,278
Corporate (1)	(5)	(3)
Total revenue	$44,836	$39,275

	Nine Months Ended March 31,
(in millions)	2022	2021
United States	$130,933	$116,425
International	3,339	3,468
Total segment revenue	134,272	119,893
Corporate (1)	(11)	(12)
Total revenue	$134,261	$119,881
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
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $20 million and $4 million for the three months ended March 31, 2022 and 2021, and $38 million and $15 million for the nine months ended March 31, 2022 and 2021, respectively.
In connection with the interim goodwill impairment testing for the Medical Unit as discussed further in Note 4, we recognized goodwill impairment charges of $474 million and $1.8 billion during the three and nine months ended March 31, 2022, respectively, which were retained at Corporate.
In connection with the opioid litigation as discussed further in Note 6, we recognized a pre-tax charge of $1.02 billion during the nine months ended March 31, 2021 which was retained at Corporate.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2022	2021
Pharmaceutical (1)	$487	$511
Medical	59	174
Total segment profit	546	685
Corporate	(643)	(212)
Total operating earnings/(loss)	$(97)	$473

44	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements

	Nine Months Ended March 31,
(in millions)	2022	2021
Pharmaceutical (1)	$1,319	$1,326
Medical	232	640
Total segment profit	1,551	1,966
Corporate	(2,183)	(1,656)
Total operating earnings/(loss)	$(632)	$310
(1)Pharmaceutical segment profit includes opioid-related litigation defense and compliance costs, but does not include a one-time contingent attorney fee of $18 million incurred during the three and nine months ended March 31, 2022 related to the finalization of the Settlement Agreement. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this related fee was included in litigation (recoveries)/charges, net in the condensed consolidated statements of earnings/(loss). Additionally, pharmaceutical segment profit during nine months ended March 31, 2022 was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2022	June 30, 2021
Pharmaceutical	$25,470	$23,624
Medical (1) (2)	12,166	15,408
Corporate	4,475	5,421
Total assets	$42,111	$44,453
(1)Assets of $1.1 billion classified as held for sale related to the Cordis divestiture were included within Medical at June 30, 2021.
(2)Medical reflects $1.8 billion of goodwill impairment charges recorded in connection with interim goodwill impairment testing for the Medical Unit at March 31, 2022, and December 31, 2021.
13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2022	2021
Restricted share unit expense	$18	$20
Performance share unit expense	5	13
Total share-based compensation	$23	$33

	Nine Months Ended March 31,
(in millions)	2022	2021
Restricted share unit expense	$53	$56
Performance share unit expense	12	28
Total share-based compensation	$65	$84
The total tax benefit related to share-based compensation was $3 million and $5 million for the three months ended March 31, 2022 and 2021, respectively, and $9 million and $12 million for the nine months ended March 31, 2022 and 2021, respectively.
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2021	3	$49.05
Granted	2	51.78
Vested	(2)	49.61
Canceled and forfeited	—	—
Nonvested at March 31, 2022	3	$45.99
At March 31, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $89 million, which is expected to be recognized over a weighted-average period of two years.
Stock Options
Employee stock options granted under the Plans generally vest in equal annual installments over three years and are exercisable for ten years from the grant date. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.
The following table summarizes all stock option transactions under the Plans:

(in millions, except per share amounts)	Stock Options	Weighted-Average Exercise Price per Common Share
Outstanding at June 30, 2021	4	$68.46
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Outstanding at March 31, 2022	4	$69.41
Exercisable at March 31, 2022	4	$69.58
At March 31, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $0.2 million, which is expected to be recognized over a weighted-average period of two years.
The following tables provide additional detail related to stock options:

(in millions)	March 31, 2022	June 30, 2021
Aggregate intrinsic value of outstanding options at period end	$8	$11
Aggregate intrinsic value of exercisable options at period end	7	11

45	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Notes to Financial Statements

(in years)	March 31, 2022	June 30, 2021
Weighted-average remaining contractual life of outstanding options	3	4
Weighted-average remaining contractual life of exercisable options	3	4
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2021	1.2	$54.89
Granted	0.4	51.91
Vested	(0.3)	52.00
Canceled and forfeited	(0.1)	52.36
Nonvested at March 31, 2022	1.2	$57.27
At March 31, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $25 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.

46	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
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
10.1
Aircraft Time Sharing Agreement, effective as of January 1, 2022, by and between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on form 10-Q filed on February 3, 2022, File No. 1-11373)

10.2	First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020
10.3
Distributor Settlement Agreement related to opioids claims, entered into on February 25, 2022, among the Settling States, the Settling Distributors and the Participating Subdivisions (as defined therein) (incorporated by reference to Exhibit 10.1 to AmerisourceBergen Corporation's current report on form 8-K filed on May 2, 2022, File No. 1-16671)

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

47	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	27
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4	Controls and Procedures	23

	Part II. Other Information
Item 1	Legal Proceedings	24
Item 1A	Risk Factors	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	47
	Signatures	49

N/A	Not applicable

48	Cardinal Health | Q3 Fiscal 2022 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 5, 2022	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer

/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Financial Officer

49	Cardinal Health | Q3 Fiscal 2022 Form 10-Q