Form 10-K
period 2022-06-30
CARDINAL HEALTH INC
filed 2022-08-11
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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

☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☑
The aggregate market value of voting stock held by non-affiliates on December 31, 2021, was the following: $14,223,756,327.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2022, was the following: 272,512,364.

Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2022 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2022 Form 10-K

1	Cardinal Health | Fiscal 2022 Form 10-K

Introduction

Introduction
References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health" and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2023, 2022, 2021, 2020, 2019 and 2018 are to the fiscal years ended June 30, 2023, 2022, 2021, 2020, 2019 and 2018, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2022.
Non-GAAP Financial Measures
In this report, including in the "Fiscal 2022 Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this report.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our MD&A within this Form 10-K generally discusses fiscal 2022 and fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021. Fiscal 2020 items and discussions of year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the "Fiscal 2021 Form 10-K").
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

2	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	About Cardinal Health

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

Cardinal Health | Fiscal 2022 Form 10-K	3

MD&A	Overview
Consolidated Results

Fiscal 2022 Overview

Revenue
Revenue for fiscal 2022 was $181.4 billion, a 12 percent increase from the prior year, primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which largely consisted of branded pharmaceutical sales to existing and net new customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

(in millions)	2022	2021	Change
GAAP operating earnings/(loss)	$(596)	$472	N.M.
Surgical gown recall costs/(income)	1	(28)
State opioid assessment related to prior fiscal years	—	38
Restructuring and employee severance	101	114
Amortization and other acquisition-related costs	324	451
Impairments and (gain)/loss on disposal of assets	2,050	79
Litigation (recoveries)/charges, net	109	1,129
Non-GAAP operating earnings	$1,990	$2,255	(12)%
The sum of the components and certain computations may reflect rounding adjustments.
We had a GAAP operating loss of $596 million during fiscal 2022 due to $2.1 billion pre-tax non-cash goodwill impairment charges related to the Medical segment. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Consolidated Financial Statements" for additional detail. During fiscal 2021, we recognized pre-tax charges of $1.17 billion for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications. See further description of opioid lawsuits in the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements."
Non-GAAP operating earnings during fiscal 2022 decreased 12 percent primarily due to the decrease in Medical segment profit, largely resulting from net inflationary impacts (which primarily related to increased transportation and commodities costs, partially offset by certain price increases) and the adverse impact of global supply chain constraints.
GAAP and Non-GAAP Diluted EPS

($ per share)	2022 (2)(3)	2021 (2)	Change
GAAP diluted EPS (1)	$(3.35)	$2.08	N.M.
Surgical gown recall costs/(income)	—	(0.07)
State opioid assessment related to prior fiscal years	—	0.10
Restructuring and employee severance	0.27	0.29
Amortization and other acquisition-related costs	0.87	1.13
Impairments and (gain)/loss on disposal of assets(4)	6.93	0.21
Litigation (recoveries)/charges, net (5)	0.31	1.78
Loss on early extinguishment of debt	0.03	0.04
(Gain)/loss on sale of equity interest in naviHealth	—	0.01
Non-GAAP diluted EPS (1)	$5.06	$5.57	(9)%
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
(3)For fiscal 2022, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 279 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Fiscal 2022 non-GAAP diluted EPS is calculated using a weighted average of 280 million common shares, which includes potentially dilutive shares.
(4)Impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $2.1 billion related to the Medical segment recorded during fiscal 2022. The net tax benefit related to these charges was $150 million.

4	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Overview
(5)Litigation (recoveries)/charges, net, includes a tax benefit recorded during fiscal 2021 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The total benefit from the net operating loss carryback was $424 million; however, for purposes of Non-GAAP financial measures, we allocated $389 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $35 million is included in non-GAAP measures.
During fiscal 2022, GAAP diluted EPS was adversely impacted by the goodwill impairment charges related to the Medical segment, which had a $(6.94) per share after-tax impact. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A, and Note 4 and Note 8 of the "Notes to Consolidated Financial Statements" for additional detail.
During fiscal 2021, GAAP diluted EPS was positively impacted by $1.44 per share due to a tax benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss, as further described in Note 8 of the "Notes to Consolidated Financial Statements." The charges we recognized in fiscal 2021 for the estimated liability associated with lawsuits and claims brought against us by states and political subdivisions relating to the distribution of prescription opioid pain medications had a $(3.21) per share after-tax impact on GAAP diluted EPS.
During fiscal 2022, non-GAAP diluted EPS decreased 9 percent to $5.06 due to factors impacting non-GAAP operating earnings, partially offset by a lower share count as a result of share repurchases.
Cash and Equivalents

Our cash and equivalents balance was $4.7 billion at June 30, 2022 compared to $3.4 billion at June 30, 2021. The increase in cash during fiscal 2022 was due to net cash provided by operating activities of $3.1 billion. Net cash provided by operating activities includes a refund of $966 million for the tax benefit from the net operating loss carryback related to a self-insurance pre-tax loss, and reflects the impact of $417 million of payments related to the settlement agreement (the "Settlement Agreement") to settle the vast majority of the opioid lawsuits filed by states and local governmental entities, payments under the separate New York, Ohio and Rhode Island settlements, as well as certain payments under the Cherokee Nation settlement. Fiscal 2022 operating cash flow was also impacted by favorable timing of net working capital.
We also received proceeds of $923 million, net of cash transferred, from the divestiture of the Cordis business, and we deployed $1.0 billion for share repurchases, $885 million for debt repayments, $559 million for dividends and $387 million for capital expenditures.

Cardinal Health | Fiscal 2022 Form 10-K	5

MD&A	Overview
Significant Developments in Fiscal 2022 and Trends
Opioid Lawsuits Developments

National Settlement
Beginning in fiscal year 2017, state attorneys general, counties and municipalities began filing lawsuits related to the distribution of prescription opioid pain medications against pharmaceutical wholesalers, including us, and other participants in the pharmaceutical supply chain. By fiscal year 2022, Cardinal Health was a defendant in approximately 2,775 lawsuits brought by state attorneys general and counties, municipalities and other political subdivisions. In July 2021, we and two other national distributors (collectively, the “Distributors”) announced a proposed settlement with a group of state attorneys general intended to resolve the vast majority of these lawsuits (the "National Settlement") as well as a proposed settlement agreement (the "Settlement Agreement") containing, among other things, a sign-on process to allow states and political subdivisions to participate in the National Settlement.
In February 2022, the Distributors announced that each company had determined that a sufficient number of states and political subdivisions had agreed to participate in the National Settlement to proceed to effectiveness of that settlement. The Settlement Agreement became effective on April 2, 2022.
Parties to the National Settlement include 46 out of 49 eligible states as well as the District of Columbia and all eligible territories. As of August 9, 2022, over 99 percent of eligible political subdivisions (as calculated by population under the Settlement Agreement) that had brought opioid-related suits against the companies have joined the settlement or otherwise had their claims addressed by state legislation.
The Settlement Agreement includes a cash component, pursuant to which we will pay up to approximately $6.0 billion, the majority of which is expected to be paid over 18 years. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions) and the extent to which additional political subdivisions in participating states file opioid lawsuits against us.
The Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating controlled substances monitoring programs; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will oversee compliance with these provisions for a period of five years. In addition, the Distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which the Distributors will fund for ten years.
During fiscal 2022, we made our first annual payment under the Settlement Agreement. Prior to the effective date of the Settlement Agreement, the Distributors had entered into separate settlement agreements with each of the states of Florida, New York, Ohio and Rhode Island. When the Settlement Agreement became effective, each of these states and their participating subdivisions became a part of the National Settlement; however, the New York, Ohio and Rhode Island agreements required us to make certain payments separately from those required by the Settlement Agreement. Accordingly, during fiscal 2022, we made payments under the separate New York, Ohio and Rhode Island settlements, as well as certain payments under the Cherokee Nation settlement. In total, we paid $417 million in connection with these matters during fiscal 2022. We have $6.36 billion accrued at June 30, 2022, of which $532 million is included in other accrued liabilities, and the remainder is included in deferred income taxes and other liabilities in our consolidated balance sheets. In July 2022, we made our second annual payment of $374 million under the Settlement Agreement.
Other Settlements
West Virginia subdivisions and Native American tribes are not a part of the National Settlement and we had separate negotiations with these groups. A bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington against the Distributors concluded in July 2021. In July 2022, a judgment in favor of the Distributors was entered. In July 2022, the Distributors reached an agreement to settle the opioid-related claims of the majority of the remaining West Virginia subdivisions. Under this agreement, Cardinal Health agreed to pay eligible West Virginia subdivisions up to approximately $124 million over an eleven-year period. This agreement is subject to certain contingencies related to subdivision participation. In September 2021, we announced that the Distributors had reached an agreement with the Cherokee Nation in connection with ongoing negotiations toward a broader agreement with Native American tribes. In January 2022, the Distributors executed a term sheet with the Native American tribes.
In May 2022, the Distributors reached an agreement with the Washington Attorney General, under which Cardinal Health will pay up to approximately $160 million to the State of Washington and its participating political subdivisions to resolve opioid-related claims. This amount is consistent with the amount that would have been allocated to Washington under the Settlement Agreement plus certain attorneys’ fees and costs. The terms of this agreement are consistent with the Settlement Agreement. This agreement is subject to certain contingencies, including the rate of subdivision participation.
In June 2022, the Distributors reached an agreement with the State of Oklahoma to resolve the opioid-related claims of the state and its political subdivisions. Under this agreement, Cardinal Health agreed to pay up to approximately $95 million to the State and its participating

6	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Overview
subdivisions. This amount is consistent with the amount that would have been allocated to Oklahoma under the Settlement Agreement. The terms of this agreement are consistent with the terms of the Settlement Agreement. This agreement is subject to certain contingencies, including the rate of subdivision participation. If this agreement and the Washington agreement are finalized, Oklahoma and Washington would be subject to the Settlement Agreement and 48 of 49 eligible states would then be subject to the Settlement Agreement.
In addition to the lawsuits and claims brought by states and governmental entities, described above, we are involved in other opioid-related litigation and investigations, which are described further in Note 7 of the “Notes to Consolidated Financial Statements.”
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

Inflationary Impacts and Global Supply Chain Constraints

Medical segment profit was significantly negatively affected by inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities, labor, and global supply chain constraints in fiscal 2022.
We expect these inflationary impacts and global supply chain constraints to continue to adversely impact Medical segment profit in fiscal 2023 and beyond. In order to partially mitigate this impact, we have implemented initial phases of price increases and we intend to implement additional price increases. We are also evolving our commercial contracting processes to provide us with greater pricing flexibility and investing in additional supply chain capacity. These increased costs and global supply chain constraints are difficult to predict and may be greater than we expect or continue longer than our current expectations. In the event these costs decrease, the benefit to Medical segment profit will be delayed until the higher-cost inventory has moved through our supply chain. Our plans to increase prices and evolve our contracting strategies are subject to contingencies and uncertainties and it is possible that our results of operations will be adversely impacted to a greater extent than we currently anticipate.
To a lesser extent, inflationary impacts, primarily related to increased transportation and labor costs, also adversely impacted Pharmaceutical segment profit during fiscal 2022. We expect these inflationary costs to continue to adversely impact Pharmaceutical segment profit in fiscal 2023.

PPE Demand and Pricing

Personal protective equipment ("PPE") refers to protective clothing, medical and non-medical grade gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness. Demand for PPE has fluctuated during fiscal 2022 and 2021, resulting in variability in sales volumes, inventory levels and costs to manufacture and source these products.
PPE adversely impacted Medical segment profit on a year-over-year basis during fiscal 2022 primarily due to declines in volume and the prior-year positive impact of the timing of PPE cost mitigation efforts (primarily pricing). The demand and pricing for PPE is subject to risks and uncertainties, which may impact Medical segment profit and consolidated operating earnings in fiscal 2023.
The year-over-year comparison was also impacted by an inventory reserve of $197 million, primarily related to certain categories of gloves, which adversely impacted Medical segment profit in fiscal 2021. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A for additional detail.

Medical Goodwill

Due to the adverse impact on our financial results from, the risks and uncertainties related to inflationary impacts, global supply chain constraints and PPE demand and pricing, and increases in the risk-free interest rate, we performed goodwill impairment testing for the Medical reporting unit within the Medical segment during fiscal 2022. This testing resulted in cumulative pre-tax charges of $2.1 billion, which are included in impairments and (gain)/loss on disposal of assets in our consolidated statements of earnings/(loss). See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Consolidated Financial Statements" for additional detail.
Adverse changes in key assumptions or a significant change in industry or economic trends during fiscal 2023 could result in additional goodwill impairment.

Cardinal Health | Fiscal 2022 Form 10-K	7

MD&A	Overview
Pharmaceutical Segment Generics Program

The performance of our Pharmaceutical segment generics program positively impacted the year-over-year comparison of Pharmaceutical segment profit in fiscal 2022, which includes improvement in volumes compared to the prior-year period. The Pharmaceutical segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes and the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"). The frequency, timing, magnitude and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, and branded and generic pharmaceutical manufacturer pricing changes all impact Pharmaceutical segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharmaceutical segment profit and consolidated operating earnings in fiscal 2023.

Cordis Divestiture

In August 2021, we sold the Cordis business to Hellman & Friedman for proceeds of $923 million, net of cash transferred, and we retained certain working capital accounts and certain liabilities. Cardinal Health will retain product liability associated with lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 7 of the "Notes to Consolidated Financial Statements." In connection with the closing, we entered into a Transition Services Agreement ("TSA") with the buyer to provide support functions for a period of up to twenty-four months following the sale. See Note 2 of the "Notes to Consolidated Financial Statements" for additional information.
As anticipated, Medical segment revenue and Medical segment profit were adversely impacted by approximately $700 million and $70 million, respectively, in fiscal 2022 due to the divestiture of the Cordis business. The divestiture also resulted in a decrease in amortization of acquisition-related intangible assets during fiscal 2022. The divestiture of the Cordis business is subject to risks and uncertainties that may further adversely impact Medical segment profit. For example, the TSA period may be extended beyond our current expectations or could have unintended consequences, and the costs associated with the exit or disposal activities and stranded costs could be greater than anticipated.

8	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Results of Operations
Results of Operations
Revenue

	Revenue
(in millions)	2022	2021	Change
Pharmaceutical	$165,491	$145,796	14%
Medical	15,887	16,687	(5)%
Total segment revenue	181,378	162,483	12%
Corporate	(14)	(16)	N.M.
Total revenue	$181,364	$162,467	12%

Fiscal 2022 Compared to Fiscal 2021

Pharmaceutical Segment
Fiscal 2022 Pharmaceutical segment revenue grew by $19.6 billion primarily due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which largely consisted of branded pharmaceutical sales to existing and net new customers.
Medical Segment
Fiscal 2022 Medical segment revenue decreased by $800 million, primarily due to the impact of the divestiture of the Cordis business. Medical segment revenue was also adversely impacted by lower volumes within products and distribution, which was partially offset by sales growth in at-Home Solutions.

Cost of Products Sold

Cost of products sold for fiscal 2022 increased $19.1 billion (12 percent) due to the factors affecting the changes in revenue and gross margin.

Cardinal Health | Fiscal 2022 Form 10-K	9

MD&A	Results of Operations
Gross Margin

	Consolidated Gross Margin
(in millions)	2022	2021	Change
Gross margin	$6,545	$6,778	(3)%
Fiscal 2022 Compared to Fiscal 2021

Fiscal 2022 consolidated gross margin decreased primarily due to the divestiture of the Cordis business and increased costs in the Medical segment due to net inflationary impacts and the adverse impact of global supply chain constraints, partially offset by the performance of our Pharmaceutical segment generics program and an improvement in volumes, primarily in generic and branded pharmaceuticals, compared to the prior-year period. The year-over-year comparison was also favorably impacted by the prior-year inventory reserve recorded in the Medical segment to reduce the carrying value of certain PPE, primarily certain categories of gloves, to net realizable value.
Gross margin rate declined 56 basis points during fiscal 2022 mainly due to changes in overall product mix, primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate. The performance of Medical segment products and distribution, which reflects the divestiture of the Cordis business and increased costs due to net inflationary impacts and the adverse impact of global supply chain constraints, also had an adverse impact on gross margin rate. The year-over-year comparison was favorably impacted by the prior-year inventory reserve recorded in the Medical segment to reduce the carrying value of certain PPE, primarily certain categories of gloves, to net realizable value.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses
(in millions)	2022	2021	Change
SG&A expenses	$4,557	$4,533	1%
Fiscal 2022 Compared to Fiscal 2021

SG&A expenses increased slightly during fiscal 2022 largely due to inflationary impacts, primarily related to increased transportation and labor costs, increased costs related to investments in information technology infrastructure and higher costs to support sales growth, primarily offset by the impact of the divestiture of the Cordis business.
The year-over-year comparison was also favorably impacted by the prior-year $41 million accrual for our estimated portion of the assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2017 and 2018 which was recognized during fiscal 2021. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information on the New York Opioid Stewardship Act.

10	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings
(in millions)	2022	2021	Change
Pharmaceutical	$1,770	$1,684	5%
Medical	216	577	(63)%
Total segment profit	1,986	2,261	(12)%
Corporate	(2,582)	(1,789)	N.M.
Total consolidated operating earnings/(loss)	$(596)	$472	N.M.
Fiscal 2022 Compared to Fiscal 2021

Pharmaceutical Segment Profit
Fiscal 2022 Pharmaceutical segment profit increased due to the performance of our generics program, partially offset by increased costs related to investments in information technology infrastructure and inflationary impacts, primarily related to increased transportation and labor costs. Pharmaceutical segment profit was also positively impacted by improvement in volumes, primarily in generic and branded pharmaceuticals, compared to the prior-year period.
Pharmaceutical segment profit includes opioid-related litigation defense and compliance costs, but does not include a one-time contingent attorneys' fee of $18 million recorded in fiscal 2022, which related to the finalization of the Settlement Agreement. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this fee was included in litigation (recoveries)/charges, net in the consolidated statements of earnings/(loss).
Fiscal 2022 Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Medical Segment Profit
Fiscal 2022 Medical segment profit decreased largely due to net inflationary impacts (which primarily related to increased transportation and commodities costs, partially offset by price increases), the adverse impact of global supply chain constraints and the divestiture of the Cordis business. The year-over-year comparison of Medical segment profit was also impacted favorably by the prior-year inventory reserve recorded to reduce the carrying value of certain PPE, primarily certain categories of gloves, to net realizable value, and unfavorably by the prior-year net positive impact of PPE sales.
Corporate
The changes in Corporate during fiscal 2022 are due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

Cardinal Health | Fiscal 2022 Form 10-K	11

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

(in millions)	2022	2021
Restructuring and employee severance	$101	$114
Amortization and other acquisition-related costs	324	451
Impairments and (gain)/loss on disposal of assets, net	2,050	79
Litigation (recoveries)/charges, net	109	1,129
Restructuring and Employee Severance
In fiscal 2022, restructuring costs were primarily related to the implementation of certain enterprise-wide cost-savings measures, which includes facility exit costs related to decreasing our overall office space, and the divestiture of the Cordis business.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $311 million and $428 million for fiscal 2022 and 2021, respectively. The decrease in amortization of acquisition-related intangible assets was primarily due to the divestiture of the Cordis business.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During fiscal 2022, we recognized $2.1 billion of pre-tax non-cash goodwill impairment charges related to our Medical segment, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Consolidated Financial Statements."
During fiscal 2021, we recognized a $60 million pre-tax write-down of the assets held for sale from the divestiture of the Cordis business.
Litigation (Recoveries)/Charges, Net
During fiscal 2022 and 2021, we recognized estimated losses and legal defense costs associated with the IVC filter product liability claims of $87 million and $56 million, respectively. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2022, we incurred a one-time contingent attorneys' fee of $18 million related to the finalization of the Settlement Agreement resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this fee was included in litigation (recoveries)/charges, net.
During fiscal 2022 and 2021, we recognized income of $18 million and $112 million, respectively, for recoveries in class action antitrust lawsuits in which we were a class member.
During fiscal 2021, we recognized pre-tax charges of $1.17 billion associated with certain opioid matters. See Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2021, we recognized a $13 million charge in connection with a civil investigation by the United States Attorney’s Office for the District of Massachusetts related to discounts and rebates offered or provided to certain Specialty Solutions customers, as described further in Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
Other Components of Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

(in millions)	2022	2021	Change
Other (income)/expense, net	$16	$(47)	N.M.
Interest expense, net	149	180	(17)%
Loss on early extinguishment of debt	10	14	N.M.
(Gain)/Loss on sale of equity interest in naviHealth	(2)	2	N.M.
Other (Income)/Expense, Net
During fiscal 2022, other (income)/expense, net was unfavorable compared to the prior-year period primarily due to a decrease in the value of our deferred compensation plan investments, which offsets fluctuations included within SG&A expenses and is discussed further in Note 9 of the "Notes to Consolidated Financial Statements." The year-over-year comparison was also adversely impacted from net losses on investments in non-marketable equity securities recognized during fiscal 2022 compared to net gains recognized in fiscal 2021.

12	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Results of Operations
Interest Expense, Net
Fiscal 2022 interest expense decreased from fiscal 2021 primarily due to less debt outstanding.
Loss On Early Extinguishment of Debt
During fiscal 2022 and 2021, we recognized losses of $10 million and $14 million, respectively, in connection with the redemption and early debt repurchases as described further in Note 6 of the "Notes to Consolidated Financial Statements."
Provision for Income Taxes

Fluctuations in the effective tax rates are primarily due to the impact of the goodwill impairment charges recognized in the Medical segment in fiscal 2022, the opioid litigation accrual recognized in fiscal 2021, as well as the impact of the carryback claim filed in accordance with the CARES Act provision in fiscal year 2021.
A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 8 of the "Notes to Consolidated Financial Statements" for additional information):

	2022 (1)	2021 (1)
Provision at Federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	2.2	3.2
Tax effect of foreign operations	3.5	0.7
Nondeductible/nontaxable items (2)	1.2	1.6
Impact of Divestitures	(4.9)	7.0
Withholding Taxes (2)	(1.1)	9.0
Change in Valuation Allowances	3.5	(1.4)
US Taxes on International Income (2)(3)	3.2	(6.7)
Impact of Resolutions with IRS and other related matters (2)	(0.6)	(13.6)
Opioid litigation	(0.5)	17.7
Goodwill Impairment	(49.5)	—
Loss Carryback Claims	—	(129.9)
Other (2)	0.8	1.7
Effective income tax rate	(21.2)%	(89.7)%
(1)     The table represents the following: fiscal 2022 is pretax loss with tax expense and fiscal 2021 is pretax income with tax benefit.
(2)     Certain prior year amounts have been reclassified to conform to current year presentation.
(3)    Includes the tax impact of Global Intangible Low-Taxed Income ("GILTI") tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code.
Fiscal 2022 Compared to Fiscal 2021

During fiscal 2022 and 2021, the effective tax rate was (21.2) percent and (89.7) percent, respectively. Included in the effective tax rate for fiscal 2022 was $150 million of benefit related to the impairment of goodwill within the Medical segment. Included in the effective tax rate for fiscal 2021 was a $424 million benefit from the net operating loss carryback primarily related to a self-insurance pre-tax loss and net tax benefits related to the treatment of the tax impacts of the fiscal 2021 opioid litigation charges.
Tax Effects of Goodwill Impairment Charge
During fiscal 2022, we recognized year-to-date cumulative pre-tax charges of $2.1 billion for goodwill impairment related to the Medical Unit. The net tax benefit related to these charges was $150 million for fiscal 2022.
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

Cardinal Health | Fiscal 2022 Form 10-K	13

MD&A	Results of Operations
During fiscal 2022, we received a U.S. federal income tax refund of $966 million in connection with this matter. We also increased our non-current deferred tax liability by approximately $700 million during fiscal 2021 related to this matter.
Tax Effect of Opioid Litigation Charges
The net tax benefits associated with the opioid litigation charges were $228 million for fiscal 2021. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $219 million. The fiscal 2021 net tax benefit and unrecognized tax benefits were primarily due to our assessment of the specific terms of the Settlement Agreement. Our assumptions and estimates around this benefit and uncertain tax position require significant judgment and the actual amount of tax benefit may differ materially from these estimates.
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

14	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations and cash requirements; tax payments; current and projected debt service requirements, dividends and share repurchases; and known opioid litigation settlement payments. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $4.7 billion at June 30, 2022 compared to $3.4 billion at June 30, 2021. Net cash provided by operating activities includes a refund of $966 million for the tax benefit from the net operating loss carryback related to a self-insurance pre-tax loss, and reflects the impact of $417 million of payments related to the settlement agreement (the "Settlement Agreement") to settle the vast majority of the opioid lawsuits filed by states and local governmental entities, payments under the separate New York, Ohio and Rhode Island settlements, as well as certain payments under the Cherokee Nation settlement. Fiscal 2022 operating cash flow was also impacted by favorable timing of net working capital and we expect some of this favorability to be offset in fiscal 2023. We also received proceeds of $923 million, net of cash transferred, from the divestiture of the Cordis business. We deployed $1.0 billion for share repurchases, $885 million for debt repayments, $559 million for dividends and $387 million for capital expenditures. At June 30, 2022, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During fiscal 2021, our cash and equivalents increased due to $2.4 billion of net cash provided by operating activities, offset by cash deployed of $573 million for dividends, $570 million for debt repayments, $400 million for capital expenditures and $200 million for share repurchases.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at June 30, 2022 included $588 million of cash and equivalents held by subsidiaries outside of the United States.
In June 2022, we returned $160 million of cash held by foreign subsidiaries to the U.S.
At June 30, 2022, foreign earnings of approximately $833 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2022.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2022 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At June 30, 2022, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. During fiscal 2022, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $1.2 billion and an average combined daily amount outstanding of $19 million.
In May 2022, we amended our receivables sales facility to temporarily increase the maximum permitted delinquency ratio.

Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2022, we were in compliance with this financial covenant.

Cardinal Health | Fiscal 2022 Form 10-K	15

MD&A	Liquidity and Capital Resources
Long-Term Obligations
At June 30, 2022, we had total long-term obligations, including the current portion and other short-term borrowings of $5.3 billion.
During fiscal 2022, we redeemed all outstanding $572 million principal amount of 2.616% Notes due 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with this redemption, we recorded a $10 million loss on early extinguishment of debt. We also repaid the full principal of the $282 million Floating Rate Notes due 2022 as they became due.
During fiscal 2021, we redeemed all outstanding 3.2% Notes due June 2022 for $238 million and $262 million aggregate principal amount of 2.616% Notes due June 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with these redemptions, we recorded a $13 million loss on early extinguishment of debt. We also early repurchased $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022 with available cash. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt.
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
Capital Deployment

Opioid Litigation Settlement Agreement
We had $6.36 billion accrued at June 30, 2022 related to certain opioid litigation, as further described within the Significant Developments in Fiscal 2022 and Trends section in this MD&A and Note 7 of the "Notes to Consolidated Financial Statements." We expect the majority of the payment amounts to be spread over 18 years. During fiscal 2022, we paid our first annual payment under the Settlement Agreement. We also made certain payments under the separate New York, Ohio and Rhode Island settlements, as well as certain payments under the Cherokee Nation Settlement. The effective date of the Settlement Agreement was April 2, 2022. In July 2022, we made our second annual payment of $374 million under the Settlement Agreement. We expect to make subsequent annual payments under the Settlement Agreement every July for the term of the Settlement Agreement. The amounts of these future payments may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during fiscal 2022 and 2021 were $387 million and $400 million, respectively.
We expect capital expenditures in fiscal 2023 to be around $500 million and to be primarily related to manufacturing and distribution infrastructure projects.
Dividends
During fiscal 2022, we paid quarterly dividends totaling $1.96 per share, an increase of 1 percent from fiscal 2021.
On May 10, 2022, our Board of Directors approved a quarterly dividend of $0.4957 per share, or $1.98 per share on an annualized basis, which was paid on July 15, 2022 to shareholders of record on July 1, 2022.
On August 10, 2022, our Board of Directors approved a quarterly dividend of $0.4957 per share, payable on October 15, 2022 to shareholders of record on October 3, 2022.
Share Repurchases
During fiscal 2022 and 2021, we repurchased $1.0 billion and $200 million, respectively, of our common shares. We funded the repurchases with available cash. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information.
At June 30, 2021, we had $743 million authorized for share repurchases remaining on a program that expired on December 31, 2021. On November 4, 2021, our Board of Directors approved a $3.0 billion share repurchase program, which will expire on December 31, 2024. At June 30, 2022, we had $2.7 billion remaining authorized for share repurchases under this program.

16	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Other

Contractual Obligations and Cash Requirements

At June 30, 2022, our contractual obligations and future cash requirements, including estimated payments due by period, were as follows:

(in millions)	2023	2024 to 2025	2026 to 2027	There-after	Total
Long-term debt and short-term borrowings (1)	$556	$1,704	$1,317	$1,664	$5,241
Interest on long-term debt	204	354	267	1,536	2,361
Finance lease obligations (2)	24	33	12	6	75
Operating lease obligations (3)	114	186	125	114	539
Purchase obligations and other payments (4)	791	415	182	190	1,578
Opioid litigation settlement agreements (5)	491	859	835	4,137	6,322
Total contractual obligations and cash requirements (6)	$2,180	$3,551	$2,738	$7,647	$16,116
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
(4)A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments to CVS Health in connection with Red Oak Sourcing. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information.
(5)Represents future cash obligations under the Settlement Agreement, which became effective on April 2, 2022, as well as future cash obligations under the separate settlement agreements with the States of Oklahoma, Washington and West Virginia and the Cherokee Nation. We have $6.36 billion accrued at June 30, 2022, of which $532 million is included in other accrued liabilities, and the remainder is included in deferred income taxes and other liabilities in our consolidated balance sheets. Excluded from the table is $41 million that remained in escrow at June 30, 2022, which is included in prepaid expenses and other assets in our consolidated balance sheets. The Settlement Agreement includes a cash component, pursuant to which we will pay up to approximately $6.0 billion, the majority of which is expected to be paid over 18 years. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions, the conditions of the state agreements being satisfied, and the extent to which additional political subdivisions in participating states continue to litigate against us. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information.
(6)Long-term liabilities, such as unrecognized tax benefits, deferred taxes and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 8 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.

Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of recent financial accounting standards.

Cardinal Health | Fiscal 2022 Form 10-K	17

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
Allowance for Doubtful Accounts

The allowance for doubtful accounts includes general and specific reserves. We determine our allowance for doubtful accounts by reviewing accounts receivable aging, historical write-off trends, payment history, pricing discrepancies, industry trends, customer financial strength, customer credit ratings or bankruptcies. We regularly evaluate how changes in economic conditions may affect credit risks. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Receivables and Allowance for Doubtful Accounts.
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2022, would result in an increase or decrease in bad debt expense of $11 million. We believe the reserve maintained and expenses recorded in fiscal 2022 are appropriate.
At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. The following table presents information regarding our allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2022	2021	2020
Allowance for doubtful accounts at beginning of period	$243	$207	$194
Charged to costs and expenses	155	130	140
Reduction to allowance for customer deductions and write-offs	(125)	(94)	(127)
Allowance for doubtful accounts at end of period	$273	$243	$207
Allowance as a percentage of customer receivables	2.6%	2.7%	2.5%
Allowance as a percentage of revenue	0.15%	0.15%	0.14%
The sum of the components may not equal the total due to rounding.
Inventories

LIFO Inventory
A portion of our inventories (52 percent and 50 percent at June 30, 2022 and 2021, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings/(loss) depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on our policy for Inventories.
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
We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. At June 30, 2022 and 2021, respectively, inventories valued at LIFO cost were $416 million and $565 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2022 or 2021.
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

18	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
as a result of the COVID-19 pandemic ("COVID-19") in fiscal 2021 and 2020, our Medical segment manufactured and sourced inventory at higher costs than in periods prior to COVID-19. As selling prices and customer demand decreased compared to the peak of COVID-19, we recorded a reserve of $197 million in fiscal 2021, primarily related to certain categories of gloves, to reduce the carrying value of certain PPE to its net realizable value. The remaining reserve at June 30, 2022 was $42 million, primarily due to sales of certain PPE during fiscal 2022. Our estimates for selling prices and demand are inherently uncertain and if our assumptions decline in the future, additional inventory reserves may be required.
Excess and Obsolete Inventory
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $147 million and $185 million at June 30, 2022 and 2021, respectively. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

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
Our determination of estimated fair value of our reporting units is based on a combination of the income-based and market-based approaches (using discount rates ranging from 10 to 12 percent). We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the market-based guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units.
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
We performed annual impairment testing in fiscal 2022, 2021 and 2020 and, with the exception of the Medical Unit in fiscal 2022, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
Medical Unit Goodwill
During fiscal 2022, the Medical Unit experienced adverse financial results related to inflationary impacts and the adverse impact of global supply chain constraints and lower volumes from PPE. Due to the risks and uncertainties related to these impacts and an increase in the risk-free interest rate used in the discount rate, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit at June 30, 2022. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in a pre-tax impairment charge of $303 million and cumulative pre-tax impairment charges of $2.1 billion recognized during fiscal 2022, due to the impairment charges recognized during the third and second quarters of fiscal 2022 as described further below. This

Cardinal Health | Fiscal 2022 Form 10-K	19

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
impairment charge was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. Our determination of the estimated fair value of the Medical Unit was based on a combination of the income-based approach and the market-based approach. For this testing performed at June 30, 2022, we used a discount rate of 10 percent and a terminal growth rate of 2 percent. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The carrying value of the Medical Unit at June 30, 2022 after recognizing the impairment charges was $7.0 billion, of which $1.9 billion was goodwill. See Note 4 of the "Notes to Consolidated Financial Statements" for further discussion.
During the third and second quarters of fiscal 2022, we performed interim goodwill impairment testing for the Medical Unit at March 31, 2022 and December 31, 2021, which resulted in pre-tax impairment charges of $474 million and $1.3 billion, respectively. Our determination of the estimated fair value of the Medical Unit was based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approach. For the income-based approach, we also used discount rates of 9.5 percent and 9 percent for the interim testing at March 31, 2022 and December 31, 2021, respectively. The increase in the discount rate was primarily due to an increase in the risk-free interest rate.
While we consider these assumptions to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our planned efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; the impact of the Cordis divestiture; estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates (including potential tax reform); or a significant change in industry or economic trends. Adverse changes in key assumptions may result in further decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent or decrease the terminal growth rate by a hypothetical 1.75 percent, the fair value for the Medical Unit would have further decreased by approximately $330 million.
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
Examples of such contingencies include various lawsuits related to the distribution of prescription opioid pain medications and the IVC filter lawsuits.
In connection with the opioid litigation as described further in the Significant Developments in Fiscal 2022 and Trends section in this MD&A, we recorded pre-tax charges of $1.17 billion during fiscal 2021. In February 2022, we and two other national distributors announced that each company had determined that a sufficient number of political subdivisions had agreed to participate in the previously disclosed Settlement Agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities. This Settlement Agreement became effective on April 2, 2022.
We develop and periodically update reserve estimates for the IVC claims, including those received to date and expected to be received in the future and related costs. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, estimated severity by claim type, historical sales data, implant and injury to report lag patterns and estimated defense costs.
Self-Insurance
We self-insure through a wholly-owned insurance subsidiary for employee healthcare, certain product liability matters, auto liability, property and workers' compensation and maintain insurance for losses exceeding certain limits.
Self-insurance accruals include an estimate for expected settlements on pending claims, defense costs, administrative fees,

20	Cardinal Health | Fiscal 2022 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
The following table presents information about our tax position at June 30:

(in millions)	2022	2021
Total deferred income tax assets (1)	$1,584	$1,808
Valuation allowance for deferred income tax assets (2)	(468)	(515)
Net deferred income tax assets	1,116	1,293
Total deferred income tax liabilities	(3,110)	(3,225)
Net deferred income tax liability	$(1,994)	$(1,932)
(1)    Total deferred income tax assets included $778 million and $805 million of loss and tax credit carryforwards at June 30, 2022 and 2021, respectively.
(2)    The valuation allowance primarily relates to federal, state and international loss and credit carryforwards for which the ultimate realization of future benefits is uncertain.
Expiring or unusable loss and credit carryforwards and the required valuation allowances are adjusted quarterly when it is more likely than not that at least a portion of the respective deferred tax assets will not be realized. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described previously. We operate in a complex multinational tax environment and are subject to tax treaty arrangements and transfer pricing guidelines for intercompany transactions that are subject to interpretation. Uncertainty in a tax position may arise as tax laws are subject to interpretation.
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
Tax Effects of Goodwill Impairment Charges
During fiscal 2022, we recognized cumulative pre-tax charges of $2.1 billion for goodwill impairments related to the Medical Unit. The net tax benefit related to these charges was $150 million.
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
We filed for a U.S. federal income tax refund of $974 million as a result of the net operating loss carryback under the CARES Act. In April 2022, we received a payment for $966 million, which was net of certain adjustments. See Note 8 of the "Notes to Consolidated Financial Statements" for additional detail. We also increased our non-current deferred tax liability by approximately $700 million during fiscal 2021 related to this matter.
Tax Effects of Opioid Litigation Charges
In connection with the $1.17 billion pre-tax charges for the opioid litigation during fiscal year 2021, respectively we recorded a tax benefit of $228 million. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $219 million.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the U.S. Tax Cuts and Jobs Act ("Tax Act"); however, these estimates require significant judgment since the U.S. tax law

Cardinal Health | Fiscal 2022 Form 10-K	21

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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

22	Cardinal Health | Fiscal 2022 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures
Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2022 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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

Cardinal Health | Fiscal 2022 Form 10-K	23

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
•Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount. During fiscal 2022, we incurred a one-time contingent attorneys' fee of $18 million related to the finalization of the settlement agreement (the “Settlement Agreement”) resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this fee was included in litigation recoveries or charges, net. Additionally, during fiscal 2022 our Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits. This judgment was the result of an ordinary course intellectual property rights claim and, therefore, is not adjusted in calculating the litigation recoveries or charges, net adjustment. During fiscal 2021, we incurred a tax benefit related to a carryback of a net operating loss. Some pre-tax amounts, which contributed to this loss, relate to litigation charges. As a result, we allocated substantially all of the tax benefit to litigation charges.
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

24	Cardinal Health | Fiscal 2022 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Fiscal 2022 Form 10-K	25

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings/(Loss) Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit From) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Effective Tax Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Fiscal Year 2022
GAAP	$(596)	N.M.	$(769)	$163	$(933)	N.M.	(21.2)%	$(3.35)	N.M.
Surgical gown recall costs/(income)	1		1	—	1			—
Restructuring and employee severance	101		101	26	75			0.27
Amortization and other acquisition-related costs	324		324	84	240			0.87
Impairments and (gain)/loss on disposal of assets[3]	2,050		2,050	107	1,943			6.93
Litigation (recoveries)/charges, net[4,5]	109		109	21	88			0.31
Loss on early extinguishment of debt	—		10	3	7			0.03
Loss on sale of equity interest in naviHealth investment	—		(2)	—	(2)			—
Non-GAAP	$1,990	(12)%	$1,824	$404	$1,419	(13)%	22.1%	$5.06	(9)%

	Fiscal Year 2021
GAAP	$472	N.M.	$323	$(289)	$611	N.M.	(89.7)%	$2.08	N.M.
Surgical gown recall costs/(income)	(28)		(28)	(7)	(21)			(0.07)
State opioid assessment related to prior fiscal years	38		38	9	29			0.10
Restructuring and employee severance	114		114	27	87			0.29
Amortization and other acquisition-related costs	451		451	118	333			1.13
Impairments and (gain)/loss on disposal of assets	79		79	15	64			0.21
Litigation (recoveries)/charges, net[6]	1,129		1,129	606	523			1.78
Loss on early extinguishment of debt	—		14	3	11			0.04
Loss on sale of equity interest in naviHealth investment	—		2	1	1			0.01
Non-GAAP	$2,255	(5)%	$2,122	$483	$1,637	2%	22.8%	$5.57	2%

	Fiscal Year 2020
GAAP	$(4,098)	N.M.	$(3,772)	$(79)	$(3,696)	N.M.	2.1%	$(12.61)	N.M.
Surgical gown recall costs	85		85	22	63			0.22
State opioid assessment related to prior fiscal years	3		3	1	2			0.01
Restructuring and employee severance	122		122	29	93			0.31
Amortization and other acquisition-related costs	524		524	130	394			1.34
Impairments and (gain)/loss on disposal of assets	7		7	2	5			0.02
Litigation (recoveries)/charges, net[6]	5,741		5,741	514	5,227			17.84
Loss on early extinguishment of debt	—		16	4	12			0.04
Gain on sale of equity interest in naviHealth investment	—		(579)	(86)	(493)			(1.68)
Transitional tax benefit, net[7]	—		—	2	(2)			(0.01)
Non-GAAP	$2,384	1%	$2,147	$539	$1,605	1%	25.1%	$5.45	3%

1    Attributable to Cardinal Health, Inc.
2    For fiscal 2022 and 2020, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using weighted averages of 279 and 293 million common shares, respectively, which exclude potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. Fiscal 2022 and 2020 non-GAAP diluted EPS are calculated using weighted averages of 280 and 295 million common shares, respectively, which included potentially dilutive shares.
3     Impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $2.1 billion related to the Medical segment recorded during fiscal 2022. For fiscal 2022, the net tax benefit related to these charges is $150 million and is included in the annual effective tax rate.
4    Litigation (recoveries)/charges, net includes a one-time contingent attorneys' fee of $18 million recorded during fiscal 2022 related to the finalization of the Settlement Agreement resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this fee was included in litigation (recoveries)/charges, net.
5    Litigation (recoveries)/charges, net for fiscal 2022 does not include a $16 million judgement for lost profits related to an ordinary course intellectual property claim, which positively impacted Pharmaceutical segment profit.

26	Cardinal Health | Fiscal 2022 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures
6    Litigation (recoveries)/charges, net includes pre-tax charges of $1.17 billion and $5.63 billion recorded in fiscal 2021 and 2020, respectively, related to the opioid litigation. The net tax benefits associated with the opioid litigation charges were $228 million and $488 million for fiscal 2021 and 2020, respectively.
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
7    Reflects the net transitional benefit from the remeasurement of our deferred tax assets and liabilities partially offset by the repatriation tax on cash and earnings of foreign subsidiaries. See Note 8 of the "Notes to Consolidated Financial Statements" for more information.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Fiscal 2022 Form 10-K	27

Explanation and Reconciliation of Non-GAAP Financial Measures

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
Foreign Exchange Rate Sensitivity

By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. The following foreign currencies represent the principal drivers of our foreign exchange exposure: Canadian dollar, euro, Thai baht, Mexican peso, Chinese renminbi, Australian dollar, British pound, Japanese yen and Philippine peso.
We apply a Value-At-Risk ("VAR") methodology to our transactional and translational exposures. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. At the end of each fiscal year, we perform sensitivity analyses on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Applying a VAR methodology to our transactional exposure and including the impact of our hedging program, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $11 million, which is based on a one-year horizon and a 95 percent confidence level.
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
As part of our risk management program, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. This analysis assumes a hypothetical 50 basis point change in interest rates. At June 30, 2022, the potential increase or decrease in annual interest expense under this analysis as a result of this hypothetical change would be $5 million.
We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2022, a hypothetical increase or decrease of 50 basis points in interest rates would result in a hypothetical $8 million change in the estimated fair value.

28	Cardinal Health | Fiscal 2022 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index. During fiscal 2022, the prices of certain commodities experienced significant fluctuation due to inflationary impacts and the adverse impact of global supply chain constraints.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2022 increased approximately $51 million from June 30, 2021. At June 30, 2021, we had hedged a portion of these direct commodity exposures (see Note 10 of the “Notes to Consolidated
Financial Statements” for further discussion). There were no outstanding commodity contracts in our hedging program at June 30, 2022.
Our forecasted direct commodity exposures for the upcoming fiscal year is $500 million. The potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts or otherwise offset, for the upcoming fiscal year is $50 million at June 30, 2022. The hypothetical offsetting impact of hedges in both periods was minimal.

Cardinal Health | Fiscal 2022 Form 10-K	29

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
See Note 13 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2022, 2021 and 2020.
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

30	Cardinal Health | Fiscal 2022 Form 10-K

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
In July 2017, we acquired the Patient Care, Deep Vein Thrombosis, and Nutritional Insufficiency businesses (the "Patient Recovery Business") from Medtronic plc for $6.1 billion in cash. We also completed several smaller acquisitions during the last five fiscal years.

Date	Company	Location	Lines of Business	Acquisition Price (in billions)
07/17	Patient Recovery Business of Medtronic, plc	Mansfield, MA	Patient Care, Deep Vein Thrombosis and Nutritional Insufficiency	$6.1
Divestitures
Over the past five fiscal years, we have also completed several divestitures.
On August 2, 2021, we completed the divestiture of the Cordis business to Hellman & Freidman ("H&F") for net proceeds of $923 million in cash. We have retained certain working capital accounts and product liability for lawsuits related to IVC filters in the U.S. and Canada, as described in Note 7 of the Notes to the Consolidated Financial Statements. We acquired the Cordis business from Johnson & Johnson for $1.9 billion in October 2015. This divestiture also included Access Closure, Inc., a manufacturer and distributor of extravascular closure devices, that we acquired for approximately $320 million in May 2014.
In August 2018, we completed the sale of our equity interest in naviHealth, Inc. to investor entities controlled by Clayton, Dubilier & Rice, LLC for proceeds of $737 million (after adjusting for certain fees and expenses) and a noncontrolling equity interest in a partnership that owned naviHealth. In May 2020, we sold the remainder of our equity interest in naviHealth.
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

Cardinal Health | Fiscal 2022 Form 10-K	31

Business

Customers

Our largest customers, CVS Health and OptumRx, accounted for 25 percent and 16 percent of our fiscal 2022 revenue, respectively. In the aggregate, our five largest customers, including CVS Health and OptumRx, accounted for 49 percent of our fiscal 2022 revenue.
In August 2021, we extended our pharmaceutical distribution agreements with CVS Health through June 2027.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across our businesses, collectively accounted for 19 percent of our revenue in fiscal 2022.
Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 35 percent of our revenue during fiscal 2022, and our largest supplier’s products accounted for approximately 9 percent of revenue.
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
In addition, the Pharmaceutical segment has experienced competition from a number of organizations offering generic pharmaceuticals, including telemarketers. We also compete with manufacturers that distribute their products directly to customers.
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
Human Capital Management

Employees
We, through our employees, improve the lives of people every day by solving complex healthcare problems. As of June 30, 2022, we had approximately 46,500 employees globally, approximately 16,300 of whom are based outside the United States. Approximately 98% of our workforce is full time employees. Approximately 28,700 of our employees worked in our distribution centers, manufacturing facilities and pharmacies, and 17,500 worked in other functions, including finance, information technology, human resources and sales.
Approximately 3,230 employees were primarily associated with the Cordis business and were transferred in the divestiture in August 2021. Most of these employees were based outside the United States.
Approximately 11% of our workforce is covered by collective bargaining agreements or similar representation. The majority of these employees are based outside the United States.
Additionally, we have engaged global professional services firms to perform certain business processes on our behalf, including within finance, information technology and human resources.
Board Oversight
Our Board of Directors assesses and monitors our corporate culture and how it enables our business strategies. To inform the Board about human capital and cultural health, we have developed and annually share with the Board a culture scorecard.
Additionally, the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) is tasked with, among other things, overseeing and advising the Board about human capital management strategies and policies, including with respect to attracting, developing, retaining and motivating management and employees; workplace diversity, equity and inclusion initiatives and progress; employee relations; and workplace safety and culture. The HRCC is also responsible for overseeing the management succession process.
Culture & Talent Focus
Culture
Cardinal Health’s culture is rooted in our values and behaviors and aligned to the company’s strategic framework. Providing a positive work environment supports our ability to attract, retain and develop

32	Cardinal Health | Fiscal 2022 Form 10-K

Business

our employees and enables business performance. We reinforce, monitor and assess our culture through a variety of programs and processes which include performance management, talent/succession planning, as well as employee engagement surveys and other listening strategies.
Talent Development and Learning
Cardinal Health’s talent development strategy is a segmented, multi-pronged approach to build capabilities, skills and competencies of leaders and employees throughout the enterprise ensuring employees capabilities connect to business needs and outcomes. This segmented approach includes broad based employee skill development and learning, manager development, differentiated diverse talent development and executive development.
We have been refining our recruiting, development, succession and retention practices to promote equitable access and opportunity by expanding differentiated development programs and creating new offerings to bring an equity lens to our development practices.
We have taken steps to increase available manufacturing and distribution talent for operational positions, including by decreasing the time needed to recruit and on-board new employees.
We monitor our turnover data on a monthly and 12-month basis and benchmark against Bureau of Labor and Statistics and competitor data. Although turnover levels vary by site and region, we primarily look at the connection between key operational metrics and employee turnover.
Compensation and Benefits
Our colleagues are essential to our success and we strive to offer comprehensive and competitive wages and benefits. The benefits we offer include annual bonuses and stock awards for eligible employees, 401(k) plans, health care and insurance benefits, paid time off, flexible work schedules, family leave, dependent care resources, employee assistance programs and many others.
During fiscal year 2022, we proactively invested in employee compensation to remain competitive in the labor market. These investments included increasing the U.S. minimum wage for hourly employees, broadly adjusting front-line wages in many locations and making targeted salary adjustments based on market dynamics.
Employee Feedback
Cardinal Health solicits feedback from employees through various mechanisms, including our biennial full employee engagement survey, which provides insight into the employee experience. The results of this survey are reviewed with the Board of Directors and at all levels throughout the organization.
Diversity, Equity & Inclusion
At Cardinal Health, we are focused on building a diverse workforce and an inclusive workplace that values the unique perspectives and contributions of all of our employees.
Our work is sponsored by our senior executives, led by our Diversity, Equity and Inclusion ("DE&I") team, including our Chief Diversity Officer and HR organization, with input from our DE&I Steering Council, African American and Black Racial Equity
Cabinet and our Employee Resource Groups ("ERGs"). All of our manager level and above employees are required to complete unconscious bias and racial equity training, which is included as a component of our annual incentive program.
Our DE&I Council is composed of senior leaders from across the organization and is charged with identifying and discussing barriers to DE&I, challenging the status quo and empowering change. Our African American and Black Racial Equity Cabinet is made up of senior leaders who provide guidance to our senior executives in addressing racism, social injustice and other matters.
Additionally, our seven ERGs include groups focused on various racial and ethnic groups, members of the LGBTQ community, employees with disabilities, veterans and women and are designed to promote a culture of diversity, equity and inclusion. They are designed to foster an inclusive and engaged workforce and develop future leaders.
We also monitor pay equity. We define pay equity as equal pay for people of all gender identities and ethnicities who are performing substantially similar work. We have a pay equity committee, which guides the ongoing analysis and benchmarking, in regular consultation with an independent third-party, to review and help inform our salary and compensation practices.
As of the end of fiscal year 2022, 36% of our Board of Directors were women and 18% were ethnically diverse. 38% of our executive team (made up of the CEO, his direct reports and business presidents) were women and 12% were ethnically diverse. Approximately 50% of our total employee population were women and 49% of U.S. based employees were ethnically diverse. We have established long-range aspirational representation goals for specific under-represented groups in our manager-and-above level employee population. Progress toward those goals is evaluated as part of both our annual and long-term incentive programs.
We also regularly assess our progress in our DE&I journey through a robust employee-listening strategy, which includes engagement surveys, focus groups and onboarding assessments.
Employee Health & Safety
The health, safety and security of our employees is a priority for us. We employ systems designed to continually monitor our facilities and work environment to promote employee safety and identify and prevent or mitigate any potential risks. This includes procedures and equipment for security. We routinely assess facilities to closely monitor adherence to established security and safety standards. Our employees receive specialized training related to their role, work setting, and equipment used in their work environment. As our processes evolve, we update relevant safety training modules, which may include new employee training programs.
For more information on our approach to human capital management, please refer to our annual Corporate Citizenship Report, which is available on our website.

Cardinal Health | Fiscal 2022 Form 10-K	33

Business

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

34	Cardinal Health | Fiscal 2022 Form 10-K

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
These regulatory agencies have a variety of civil, administrative and criminal sanctions at their disposal for failure to comply with applicable legal or regulatory requirements. They can suspend our ability to manufacture and distribute products, restrict our ability to import products, require us to initiate product recalls, seize products or impose criminal, civil and administrative sanctions.
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
The Settlement Agreement, as described in the Significant Developments in Fiscal 2021 and Trends section in MD&A and Note 7 of the Notes to Consolidated Financial Statements includes injunctive relief terms related to settling distributors' controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating our controlled substances monitoring program; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will oversee compliance with these provisions for a period of five years. In addition, the settling distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting and will fund the clearinghouse for ten years. See Note 7 of the "Notes to Consolidated Financial Statements" for more information about the Settlement Agreement and other opioid-related matters.
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

Cardinal Health | Fiscal 2022 Form 10-K	35

Business

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
We also collect, handle, and maintain other personal and financial information. Within the U.S., these activities are regulated by certain federal and state laws. California, Colorado, Utah and Virginia have recently enacted privacy laws that grant specified rights to consumers over the use of their personal information, including increased transparency. Other states are considering adopting similar or different comprehensive privacy laws and a comprehensive federal privacy bill has been proposed in the U.S. House of Representatives. Internationally, we are also subject to privacy and data protection laws that require significant compliance efforts, including the EU's General Data Protection Regulation (GDPR), Canada's Personal Information Protection and Electronic Documents Act, Japan's Act on the Protection of Personal Information, and China's Personal Information Protection Law, among many others.
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
Some businesses within each of our segments are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable reporting, billing, payment and record-keeping requirements. Other businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs. For example, during fiscal year 2022, we agreed to pay approximately $13 million to the Department of Justice and our Specialty Pharmaceutical Distribution business in our Specialty Solutions division entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services in connection with an investigation into discounts and rebates offered or provided to certain Specialty Solutions customers. For more information on this matter, see Note 7 to the Consolidated Financial Statements.
Our U.S. federal and state government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.

36	Cardinal Health | Fiscal 2022 Form 10-K

Business

Environmental, Health and Safety Laws
In the United States and other countries, we are subject to various federal, state and local environmental laws, including laws regulating the production or use of hazardous substances, as well as laws relating to safe working conditions and laboratory practices. Additionally, industry participants, including us, rely on ethylene oxide ("EtO") to sterilize certain medical products that we manufacture or distribute. Regulatory actions have been taken by certain environmental regulatory authorities to reduce EtO emissions during the sterilization and distribution process.
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

Cardinal Health | Fiscal 2022 Form 10-K	37

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
We offer market payment terms to our customers.

38	Cardinal Health | Fiscal 2022 Form 10-K

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
In April 2022, an agreement settling the vast majority of opioid-related lawsuits filed against us by state and local governmental entities (the "Settlement Agreement") became effective. The Settlement Agreement includes a cash component, pursuant to which we will pay up to approximately $6.0 billion, the majority of which we expect to be paid over 18 years. The Settlement Agreement also includes injunctive relief terms relating to distributors' controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating controlled substances monitoring programs; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will oversee compliance with these provisions for a period of five years. In addition, the distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which the distributors will fund for ten years. It is possible that the implementation and maintenance of the required changes to distributors' controlled substance anti-diversion programs may result in unforeseen costs or operational challenges which could have an adverse impact on our results of operations or performance.
In addition to the claims brought by states and other local governmental entities, we are also being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems, third party payors, other healthcare providers and individuals alleging personal injury for the same activities and could be named as a defendant in additional lawsuits.
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
We are involved in legal proceedings with insurers related to the availability of insurance coverage for some matters described above, but the defense and resolution of current and future lawsuits and investigations are subject to uncertainty and could have a material adverse effect on our results of operations, financial condition, cash flows, liquidity, or our ability to pay dividends or repurchase our shares, beyond the amounts accrued and beyond what we may be able to recover from our insurers. In addition, they could have adverse reputational or operational effects on our business.
Other legislative, regulatory or industry measures related to the public health crisis involving the abuse of prescription opioid pain medication and the distribution of these medications could affect our business in ways that we may not be able to predict. For example, several states have adopted or proposed taxes or other fees on the sale of opioids. These laws and proposals vary in the tax amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations unless we are able to mitigate them through operational changes or commercial arrangements where permitted.
Ongoing unfavorable publicity regarding the abuse or misuse of prescription opioid pain medications and the role of wholesale distributors in the supply chain of such prescription medications, as well as the continued proliferation of the opioid lawsuits, investigations, regulations and legislative actions, and unfavorable publicity in relation to those lawsuits could continue to have a material adverse effect on our reputation or results of operations.
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

Cardinal Health | Fiscal 2022 Form 10-K	39

Risk Factors

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
For example, the United States Attorney’s Office for the District of Massachusetts and the Office of Inspector General of the Department of Health and Human Services conducted an investigation related to discounts and rebates offered or provided to certain Specialty Solutions customers as a result of qui tam actions. For more information on this investigation, see Note 7 to the Consolidated Financial Statements. In connection with this investigation, in January 2022, our Specialty Pharmaceutical Distribution business in the Specialty Solutions division entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services. It is possible that, as a result of the Corporate Integrity Agreement, we could incur greater costs or operational impacts than anticipated that may adversely impact our business.
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
Private challenges to government healthcare policy may also have a significant impact on our business. For example, the federal 340B drug pricing program requires pharmaceutical manufacturers to offer discounts on certain drugs purchased by covered entities, and some of our Pharmaceutical segment customers are covered entities or contract pharmacies for covered entities. Over a dozen pharmaceutical manufacturers have unilaterally restricted sales under the 340B drug pricing program to contract pharmacies. These practices are the subject of ongoing litigation; however, if manufacturers continue this practice and if courts uphold this practice, our customers may be adversely impacted, which could adversely impact our business.
Industry participants, including us, rely on ethylene oxide (“EtO”) to sterilize certain medical products that we manufacture or distribute. Regulatory actions have been taken by certain environmental regulatory authorities to reduce EtO emissions during the sterilization and distribution process. If such measures become more widespread, we could experience increased costs to comply with reduced emissions standards and it is possible that we and other industry participants may be unable to effectively sterilize medical products, possibly resulting in industry-wide supply shortages or a reduction in surgical or medical procedures. Such increased costs or industry-wide reductions in surgical and medical procedures would have a negative impact on our Medical segment profit. Additionally, we have been named as a defendant in several lawsuits alleging personal injury as a result of EtO emissions. As a result of a notice of violation we received from an environmental regulator in Georgia, we are making specified changes to a replenishment center in that state. It is possible that these or future regulatory actions or lawsuits could adversely impact our ability to procure products to distribute, resulting in increased costs or industry supply disruptions.
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
We are also subject to government import and export controls and regulations, including the requirement that we make a determination, based on the best information that we have available at the time, as to the country of origin of products that we

40	Cardinal Health | Fiscal 2022 Form 10-K

Risk Factors

source or manufacture outside the United States. U.S. Customs and Border protection may challenge our determinations, which could result in products being detained, or the imposition of fines and penalties and may result in supply disruptions.
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
Additionally, in connection with the accruals taken in connection with opioid-related lawsuits in fiscal years 2021 and 2020, we recorded net tax benefits of $228 million and $488 million, respectively, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the Tax Act; however, these estimates require significant judgment and it is possible that they could be subject to challenges by the IRS.
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
In fiscal year 2021, our provision for income taxes reflects a $424 million benefit from the tax benefits of a net operating loss carryback under the CARES Act. Also, as a result of this net operating loss carryback, we received a U.S. federal income tax refund of $966 million. In connection with this net operating loss carryback, certain industry participants, including us, received a letter from the U.S. House of Representatives’ Committee on Oversight and Reform questioning, among other things, our plans to take tax deductions for opioid-related losses, including our use of the net operating loss carryback provisions under the CARES Act and deductibility under the Tax Act. We responded to the letter. It is possible that the IRS could challenge our tax position with respect to this self-insurance loss. If these initiatives are successful, our effective tax rate could be adversely impacted.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Tax laws are complex and subject to varying interpretations. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year. Proposed adjustments in ongoing audits may adversely affect our effective tax rate or tax payments.
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
We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include further reduction of or limitations on governmental funding at the state or federal level, efforts by healthcare insurance companies to further limit payments for products and services or changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services or mandated benefits. These possible changes, and the uncertainty surrounding these possible changes, may adversely affect us.
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
Additionally, some of the products that we distribute or manufacture have been and may in the future be alleged to cause personal injury, subjecting us to product liability claims. For example, we are a defendant in product liability lawsuits that allege personal injuries associated with the use of Cordis OptEase and TrapEase IVC filter products and in lawsuits alleging impurities in the active pharmaceutical ingredients in certain pharmaceutical products. In addition, product liability insurance for these types of claims is becoming more limited and may not be available to us at

Cardinal Health | Fiscal 2022 Form 10-K	41

Risk Factors

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
In connection with legal proceedings, we occasionally enter into settlement agreements or become subject to consent decrees containing ongoing financial or operational obligations, including the injunctive relief provisions of the National Settlement Agreement and the Corporate Integrity Agreement mentioned above. Failure to comply with obligations under these agreements or decrees could lead to monetary or other penalties.
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
Our business also depends on the proper functioning of our and our suppliers' business processes, critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if our or a service provider's business processes, information systems, critical facilities or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic (as they have been by the COVID-19 pandemic) or power outage, or due to cyber-security incidents, ransomware or other actions of third parties, including labor strikes or shortages, political unrest and terrorist attacks. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues or raw material shortages or defects, or because a key product or component is manufactured at a single manufacturing facility with limited alternate facilities.
From time to time, our businesses perform business process improvements or infrastructure modernizations or use service providers for key systems and processes, such as receiving and processing customer orders, customer service and accounts payable. For example, during fiscal 2022, our Pharmaceutical segment implemented a replacement of certain finance and operating information systems and we have also transitioned certain finance processes to a third-party service provider. If any of these initiatives or similar initiatives are not successfully or efficiently implemented or maintained, they could adversely affect our business and our internal control over financial reporting.
Our ability to compete effectively is increasingly dependent on access to and interpretation of data. Data quality impacts customer ordering, order fulfillment and higher order processing. If we fail to effectively implement and maintain data governance structures across our businesses or to effectively interpret and utilize such data, our operations could be impacted and we may be at a competitive disadvantage.
Our business and results of operations could be adversely affected if we experience a material cyber-attack or other systems breach.
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

42	Cardinal Health | Fiscal 2022 Form 10-K

Risk Factors

losses that may not be covered by insurance or that would exceed available insurance recoveries. If this happens, our results of operations and financial condition could be adversely affected.
Our goodwill may become further impaired, which could require us to record additional significant charges to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. As a result of adverse financial results in our Medical Unit resulting from inflationary impacts and global supply chain constraints, we performed interim goodwill impairment testing for the Medical Unit for the periods ended December 31, 2021 and March 31, 2022. As a result of both of these interim tests and the annual test conducted for the period ended June 30, 2022, we recorded an aggregate $2.1 billion impairment to goodwill related to our Medical Unit in fiscal year 2022.
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
Our sales and credit concentration is significant.
CVS Health and OptumRx are large customers that generate a significant amount of our revenue. CVS Health accounted for 25 percent of our fiscal 2022 revenue and 24 percent of our gross trade receivable balance at June 30, 2022 and OptumRx accounted for 16 percent of our fiscal 2022 revenue. If either of these customers terminates their agreements due to an alleged default by us, defaults in payment or significantly reduces their purchases from us, our results of operations and financial condition could be adversely affected.
Our results of operations could be adversely impacted if we fail to manage and complete divestitures.
We regularly evaluate our portfolio of businesses to determine whether an asset or business may no longer help us meet our objectives or whether there may be a more advantaged owner for that business. For example, we completed the divestiture of the Cordis business in fiscal 2022, and in the past few years, we have also divested our pharmaceutical and medical products distribution business in China and our ownership interest in naviHealth, Inc. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. We could also incur higher costs or charges than planned or incur unexpected charges and could experience greater dis-synergies than expected, which could have a negative impact on our results of operations.
Our ability to manage and complete acquisitions could impact our strategic objectives and financial condition.
From time to time, we look to acquire other businesses that expand or complement our existing businesses. Completion of acquisitions and the integration of acquired businesses involve a number of risks, including the following: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; our management’s attention may be diverted to integration efforts; we may fail to retain key personnel of the acquired business; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties or delays establishing, integrating or combining operations and systems, including manufacturing facilities; we may assume liabilities related to legal proceedings involving the acquired business; we may face challenges retaining the customers of the acquired business; or we may encounter unforeseen internal control, regulatory or compliance issues.
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
As has been the case for several years, the frequency, timing, magnitude and profit impact of generic pharmaceutical customer purchase volumes, pricing changes, customer contract renewals, generic pharmaceutical launches, and generic pharmaceutical manufacturer pricing changes remain uncertain as does their impact on Pharmaceutical segment profit and consolidated operating earnings. These factors have contributed to declines in some prior years and have more than offset the benefits from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS Health. If performance of our generic pharmaceutical program declines in future fiscal years and we are

Cardinal Health | Fiscal 2022 Form 10-K	43

Risk Factors

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
Our manufacturing businesses use oil-based resins, pulp, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Beginning in the fourth quarter of fiscal year 2021, we have experienced higher supply chain costs, which had a negative impact on Medical segment profit in fiscal 2021 and 2022. Supply chain constraints have also had a negative impact on sales within our Medical segment. We expect these cost increases and supply chain constraints to continue to have a negative impact on segment profit, primarily in the Medical segment, in fiscal 2023.
We do not expect to offset the full impact of these cost increases in fiscal year 2023. We intend to offset some cost increases through cost reductions and through price increases or surcharges; however, due to competitive dynamics and contractual limitations, passing along cost increases is challenging. If we are not able to increase prices as planned, Medical segment profit could be negatively impacted to a greater extent than we currently anticipate.
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
These supply interruptions or other disruptions in manufacturing processes could be caused by events beyond our control, including natural disasters, supplier facility shutdowns, defective raw materials, the impact of epidemics or pandemics, such as COVID-19, and actions by U.S. or international governments, including import or export restrictions or tariffs. For example, the Uyghur Forced Labor Prevention Act, which went into effect in June 2022 prohibits the importation of any goods grown, produced, manufactured or mined in the Xinjiang Uyghur Autonomous Region of China unless importers can provide clear and convincing evidence that goods were not made using forced labor. If we determine that some of our imported source materials derive from this region, we could experience additional supply constraints and our performance could be negatively impacted.
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
Employee attrition may have an adverse impact on our business, results of operations or internal controls.
Our ability to attract, retain and develop qualified and experienced employees, including key executives and other talent, is critical for us to meet our business objectives. We compete with many other businesses to attract and retain employees. Competition among potential employers has resulted in increases in salaries and wages, benefits and other employee-related costs. It is possible that we could experience loss of key personnel for a variety of causes. If we do not adequately plan for succession of key roles or if we are not successful in attracting or retaining new talent, our performance or internal control over financial reporting could be adversely impacted.
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
Changes or uncertainty in U.S. or international trade policies and exposure to economic, political and currency and other

44	Cardinal Health | Fiscal 2022 Form 10-K

Risk Factors

risks could disrupt our global operations or negatively impact our financial results.
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
Geopolitical dynamics caused by political, economic, social or other conditions in foreign countries and regions may continue to impact our business and results of operations. Both of our segments have experienced increased costs, including for fuel, and it is possible that we could experience supply disruptions or shortages if tariffs or other protective measures are enacted.
COVID-19 Risks
We have been and expect to continue to be negatively affected by the ongoing COVID-19 pandemic.
The COVID-19 pandemic has significantly impacted our businesses in a variety of ways beginning in fiscal year 2020, including volume declines in our Pharmaceutical segment and supply chain constraints and unusual PPE supply and demand dynamics in our Medical segment. While volumes within the Pharmaceutical segment have largely rebounded, our Medical segment continues to experience the effects of inflation, supply chain constraints and PPE dynamics, which, due to the passage of time, intervening events and other market dynamics, we now consider to be independent from COVID-19 for purposes of our assessment of our financial condition.
However, the COVID-19 pandemic is ongoing and we cannot estimate its continued length or severity or the related consequences on our business and operations, including whether and when normal economic and operating conditions will resume or the extent to which further disruption may impact our business, financial position, results of operations or cash flow. The COVID-19 pandemic has also heightened other risks, including risks associated with competitive pressures, supplier relationships, international operations, regulatory and licensing, changes to the U.S. healthcare environment, cyber security, and access to capital markets.

Cardinal Health | Fiscal 2022 Form 10-K	45

Properties and Legal Proceedings
Properties
In the United States, at June 30, 2022, the Pharmaceutical segment operated one national logistics center; a number of primary pharmaceutical and specialty distribution facilities as well as nuclear pharmacy and radiopharmaceutical manufacturing facilities. The Medical segment operated medical-surgical distribution, assembly, manufacturing and other operating facilities in the United States.
At June 30, 2022, our Medical segment also operated manufacturing facilities in Canada, Costa Rica, the Dominican Republic, Germany, Ireland, Japan, Malaysia, Malta, Mexico and Thailand.
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

46	Cardinal Health | Fiscal 2022 Form 10-K

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
In December 2021, the parties reached an agreement in principle to settle this matter and in July 2022, the court granted preliminary approval of the settlement. Subject to final approval by the court, as part of this settlement, Cardinal's director and officer's liability insurance carriers, on behalf of the defendants, will pay Cardinal $124 million, less any attorneys' fees and expenses awarded by the court to plaintiffs' counsel. This settlement does not include any admission of liability.

Cardinal Health | Fiscal 2022 Form 10-K	47

Market for Registrant's Common Equity
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.”
At July 31, 2022 there were approximately 6,857 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (3) (in millions)
April 2022	608,582	$65.80	607,823	$2,743
May 2022	216	56.93	—	2,743
June 2022	253	52.93	—	2,743
Total	609,051	$65.79	607,823	$2,743
(1)Reflects 759, 216 and 253 common shares purchased in April, May and June 2022, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On February 28, 2022, we entered into an accelerated share repurchase program ("ASR") to purchase common shares for an aggregate purchase price of $200 million and received an initial delivery of 3.0 million common shares using a reference price of $54.01. The program concluded on April 18, 2022 at a volume weighted average price per common share of $56.02 resulting in a final delivery of 0.6 million common shares. See Note 10 of the "Notes to Consolidated Financial Statements" for additional information.
(3)On November 7, 2018, our Board of Directors approved a $1.0 billion share repurchase program that expired on December 31, 2021. On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024. As of June 30, 2022, we have $2.7 billion authorized for share repurchases remaining under this program.

48	Cardinal Health | Fiscal 2022 Form 10-K

Market for Registrant's Common Equity
Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 invested at the closing price on June 30, 2017, and is based on the market prices at the end of each fiscal year through and including June 30, 2022, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

250
200
150
100
50
2017
2018
2019
2020
2021
2022
100.00
114.36
107.11
126.26
121.02
135.72
134.21
191.06
171.68
177.47
170.74
64.67
64.89
74.75
84.75
80.55
Cardinal Health, Inc.
S&P 500 Index
S&P 500 Healthcare Index

	June 30
	2017	2018	2019	2020	2021	2022
Cardinal Health, Inc.	$100.00	$64.67	$64.89	$74.75	$84.75	$80.55
S&P 500 Index	100.00	114.36	126.26	135.72	191.06	170.74
S&P 500 Healthcare Index	100.00	107.11	121.02	134.21	171.68	177.47

Cardinal Health | Fiscal 2022 Form 10-K	49

Reports
Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2022.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pharmaceutical Segment Information Technology Initiative
During fiscal 2022, the Pharmaceutical segment implemented a replacement of certain finance and operating information systems. As a part of this project, we transitioned selected processes to new systems which affected our internal control over financial reporting during the fiscal year.

50	Cardinal Health | Fiscal 2022 Form 10-K

Reports
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity/(deficit) and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 11, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 11, 2022

Cardinal Health | Fiscal 2022 Form 10-K	51

Reports
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity/(deficit) and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 11, 2022 expressed an unqualified opinion thereon.
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

Medical Unit Goodwill
Description of the Matter
At June 30, 2022, goodwill related to the Company’s Medical segment, including the Medical Unit was $3.2 billion. As discussed in Notes 1 and 4 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or when indicators of impairment exist. During fiscal 2022, the Company recognized goodwill impairment charges related to the Medical Unit of $2.1 billion.

Auditing management’s goodwill impairment test for the Medical Unit was challenging because there is significant judgement required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant judgmental assumptions including the revenue growth rate, gross margin, distribution, selling, general and administrative expenses, and company-specific risk premium, which are affected by expectations about future market or economic conditions.

52	Cardinal Health | Fiscal 2022 Form 10-K

Reports

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management’s review of significant judgmental assumptions, including the revenue growth rate, gross margin, distribution, selling, general and administrative expenses, and company-specific risk premium, among other assumptions.

To test the estimated fair value of the Company’s Medical Unit, we performed audit procedures that included, among others, evaluating methodologies used, involving our valuation specialists in testing the significant assumptions described above and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to the reporting unit’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the result. We have also assessed the adequacy of the Company’s disclosures included in Notes 1 and 4 in relation to this matter.

Product Liability Lawsuits
Description of the Matter
As described in Notes 1 and 7 to the consolidated financial statements, the Company is a defendant in various product liability claims in which individuals seek damages associated with the use of Cordis OptEase and TrapEase inferior vena cava (IVC) filter products. The Company accrues for losses and defense costs related to product liability at the time a loss is probable and the amount of loss can be reasonably estimated. The methodology used by the Company to project future Cordis IVC claim costs is based largely on recent experience, including claim filing rates, indemnity severity by claim type, sales data, implant and injury to report lag patterns, and defense costs. The Company periodically reviews such estimates and records adjustments for changes in reserves in the period in which the change in estimate occurs. At June 30, 2022, the Company’s product liability reserve balance related to the Cordis IVC lawsuits totaled $512 million, net of estimated insurance recoveries. The Company believes there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, the Company has accrued the minimum amount in the range. The Company estimates the high end of the range to be approximately $1.05 billion net of estimated insurance recoveries.

Auditing management’s accounting for and disclosure of loss contingencies related to the Cordis IVC product liability lawsuits was challenging due to the significant judgment required to develop the key assumptions utilized to calculate the estimated losses and the nature of information available given the early stages of these lawsuits and the limited claims and settlement history.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s evaluation of the product liability litigation reserve. For example, we tested controls over management’s review of the loss calculation used to estimate the product liability reserve amount and the significant assumptions as described above used within the loss calculation. We also tested management’s controls over the completeness and accuracy of the data used in the loss calculation.

To test management’s assessment of the probability of occurrence of a loss and whether the loss was reasonably estimable, we evaluated, for example, claims data of the Company, we evaluated the legal letters obtained from internal and external legal counsel, and we discussed the plaintiff's claims with internal and external legal counsel. Among other procedures we performed to test the measurement of the product liability litigation reserve, we evaluated the method of measuring the reserve for claims including analyses to determine the range of possible losses, tested the accuracy and completeness of the data, and evaluated new or contrary information affecting the estimate. In addition, we involved internal actuarial specialists to assist with our procedures related to the measurement of the product liability reserve. We have also assessed the adequacy of the Company’s disclosures included in Note 7 in relation to these matters.

Uncertain Tax Positions
Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company’s unrecognized tax benefits related to its uncertain tax positions were approximately $943 million at June 30, 2022. Uncertain tax positions may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining if the tax position is more likely than not to be sustained upon examination, based on the technical merits of the position and (2) measuring the amount of tax benefit that qualifies for recognition.

Auditing management's estimate of the amount of tax benefit related to the Company's uncertain tax positions that qualified for recognition was challenging because management's estimate required significant judgment in evaluating the technical merits of the positions, including interpretations of applicable tax laws and regulations.

Cardinal Health | Fiscal 2022 Form 10-K	53

Reports

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the technical merits of its uncertain tax positions, including the Company’s assessment as to whether a tax position is more likely than not to be sustained and management’s process to measure the benefit of its tax positions.

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

Opioid Lawsuits
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company is a defendant in numerous lawsuits brought by certain state governments, Native American tribes, and other political subdivisions related to opioid matters. The Company accrues for losses related to legal matters at the time a loss is probable and the amount of loss can be reasonably estimated. In February 2022, the Company determined that that a sufficient number of political subdivisions had agreed to participate in the Settlement Agreement. The Settlement Agreement became effective on April 2, 2022. In addition, the Native American tribes and certain other subdivisions are not included within the Settlement Agreement and are negotiated separately. The Company has accrued $6.36 billion pretax under the cash component of the Settlement Agreement and for negotiations with Native American tribes and other subdivisions as of June 30, 2022. The Company is unable to reasonably estimate the liability associated with other plaintiffs that are not subject to the Settlement Agreement or other ongoing negotiations. Additionally, management is unable to estimate the range of possible loss associated with these matters.

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

To test the Company’s assessment of the probability of a loss and whether the loss was reasonably estimable, among other procedures, we read the Settlement Agreement, evaluated the legal letters obtained from internal and external legal counsel, met with internal counsel to discuss the status of the proceedings and negotiations of the Settlement Agreement and negotiations with other plaintiffs, and evaluated the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable. We also assessed the adequacy and the sufficiency of the Company’s disclosures included in Note 7 in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 11, 2022

54	Cardinal Health | Fiscal 2022 Form 10-K

Financial Statements
Financial Statements and Supplementary Data

Cardinal Health | Fiscal 2022 Form 10-K	55

Financial Statements
Consolidated Statements of Earnings/(Loss)

(in millions, except per common share amounts)	2022	2021	2020
Revenue	$181,364	$162,467	$152,922
Cost of products sold	174,819	155,689	146,054
Gross margin	6,545	6,778	6,868

Operating expenses:
Distribution, selling, general and administrative expenses	4,557	4,533	4,572
Restructuring and employee severance	101	114	122
Amortization and other acquisition-related costs	324	451	524
Impairments and (gain)/loss on disposal of assets, net	2,050	79	7
Litigation (recoveries)/charges, net	109	1,129	5,741
Operating earnings/(loss)	(596)	472	(4,098)

Other (income)/expense, net	16	(47)	(1)
Interest expense, net	149	180	238
Loss on early extinguishment of debt	10	14	16
(Gain)/Loss on sale of equity interest in naviHealth	(2)	2	(579)
Earnings/(loss) before income taxes	(769)	323	(3,772)

Provision for/(benefit from) income taxes	163	(289)	(79)
Net earnings/(loss)	(932)	612	(3,693)

Less: Net earnings attributable to noncontrolling interests	(1)	(1)	(3)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$(933)	$611	$(3,696)

Earnings/(loss) per common share attributable to Cardinal Health, Inc.
Basic	$(3.35)	$2.09	$(12.61)
Diluted	(3.35)	2.08	(12.61)

Weighted-average number of common shares outstanding:
Basic	279	292	293
Diluted	279	294	293
The accompanying notes are an integral part of these consolidated statements.

56	Cardinal Health | Fiscal 2022 Form 10-K

Financial Statements
Consolidated Statements of Comprehensive Income/(Loss)

(in millions)	2022	2021	2020
Net earnings/(loss)	$(932)	$612	$(3,693)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(56)	46	3
Net unrealized gain/(loss) on derivative instruments, net of tax	(24)	24	(28)
Total other comprehensive income/(loss), net of tax	(80)	70	(25)

Total comprehensive income/(loss)	(1,012)	682	(3,718)

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(3)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$(1,013)	$681	$(3,721)
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2022 Form 10-K	57

Financial Statements
Consolidated Balance Sheets

	June 30
(in millions)	2022	2021
Assets
Current assets:
Cash and equivalents	$4,717	$3,407
Trade receivables, net	10,561	9,103
Inventories, net	15,636	14,594
Prepaid expenses and other	2,021	2,843
Assets held for sale	—	1,101
Total current assets	32,935	31,048

Property and equipment, net	2,361	2,360
Goodwill and other intangibles, net	7,629	10,094
Other assets	953	951
Total assets	$43,878	$44,453

Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$27,128	$23,700
Current portion of long-term obligations and other short-term borrowings	580	871
Other accrued liabilities	2,842	2,957
Liabilities related to assets held for sale	—	96
Total current liabilities	30,550	27,624

Long-term obligations, less current portion	4,735	5,365
Deferred income taxes and other liabilities	9,299	9,670

Shareholders’ equity/(deficit):
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued— 327 million shares at June 30, 2022 and 2021	2,813	2,806
Retained earnings/(accumulated deficit)	(280)	1,205
Common shares in treasury, at cost: 54 million shares and 36 million shares at June 30, 2022 and 2021, respectively	(3,128)	(2,186)
Accumulated other comprehensive loss	(114)	(34)
Total Cardinal Health, Inc. shareholders' equity/(deficit)	(709)	1,791
Noncontrolling interests	3	3
Total shareholders’ equity/(deficit)	(706)	1,794
Total liabilities and shareholders’ equity/(deficit)	$43,878	$44,453
The accompanying notes are an integral part of these consolidated statements.

58	Cardinal Health | Fiscal 2022 Form 10-K

Financial Statements
Consolidated Statements of Shareholders' Equity/(Deficit)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity/(Deficit)
(in millions)	Shares Issued	Amount	Retained Earnings/(Accumulated Deficit)	Shares	Amount
Balance at June 30, 2019	327	$2,763	$5,434	(28)	$(1,790)	$(79)	$2	$6,330
Net earnings/(loss)			(3,696)				3	(3,693)
Other comprehensive loss, net of tax						(25)		(25)
Employee stock plans activity, net of shares withheld for employee taxes	—	26		—	74			100
Share repurchase program activity				(7)	(350)			(350)
Dividends declared			(570)					(570)
Other		—	2	—			(2)	—
Balance at June 30, 2020	327	2,789	1,170	(35)	(2,066)	(104)	3	1,792
Net earnings			611				1	612
Other comprehensive income, net of tax						70		70
Employee stock plans activity, net of shares withheld for employee taxes	—	17		3	80			97
Share repurchase program activity				(4)	(200)			(200)
Dividends declared			(576)					(576)
Other		—		—			(1)	(1)
Balance at June 30, 2021	327	2,806	1,205	(36)	(2,186)	(34)	3	1,794
Net earnings/(loss)			(933)				1	(932)
Other comprehensive loss, net of tax						(80)		(80)
Employee stock plans activity, net of shares withheld for employee taxes	—	7		2	58			65
Share repurchase program activity				(20)	(1,000)			(1,000)
Dividends declared			(552)					(552)
Other							(1)	(1)
Balance at June 30, 2022	327	$2,813	$(280)	(54)	$(3,128)	$(114)	$3	$(706)
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2022 Form 10-K	59

Financial Statements
Consolidated Statements of Cash Flows

(in millions)	2022	2021	2020
Cash flows from operating activities:
Net earnings/(loss)	$(932)	$612	$(3,693)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	692	783	913
Impairments and loss on sale of other investments	24	—	—
(Gain)/Loss on sale of equity interest in naviHealth	(2)	2	(579)
Impairments and (gain)/loss on disposal of assets, net	2,050	79	7
Loss on early extinguishment of debt	10	14	16
Share-based compensation	81	89	90
Provision for/(benefit from) deferred income taxes	7	496	(961)
Provision for bad debts	68	65	106
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	(1,526)	(904)	82
Increase in inventories	(1,071)	(1,584)	(409)
Increase/(decrease) in accounts payable	3,428	2,325	(162)
Other accrued liabilities and operating items, net	293	452	6,550
Net cash provided by operating activities	3,122	2,429	1,960
Cash flows from investing activities:
Proceeds from divestitures, net of cash sold	923	—	—
Acquisition of subsidiaries, net of cash acquired	(22)	(3)	—
Additions to property and equipment	(387)	(400)	(375)
Proceeds from disposal of property and equipment	31	—	2
Purchase of other investments	(78)	(22)	(20)
Proceeds from sale of investments	29	47	886
Proceeds from net investment hedge terminations	71	—	—
Net cash provided by/(used in) investing activities	567	(378)	493
Cash flows from financing activities:
Net change in short-term borrowings	—	—	(2)
Proceeds from interest rate swap terminations	—	18	112
Reduction of long-term obligations	(885)	(570)	(1,399)
Net tax proceeds/(withholding) from share-based compensation	(19)	8	8
Dividends on common shares	(559)	(573)	(569)
Purchase of treasury shares	(1,000)	(200)	(350)
Net cash used in financing activities	(2,463)	(1,317)	(2,200)
Effect of exchange rates changes on cash and equivalents	(25)	11	(13)
Cash reclassified from/(to) assets held for sale	109	(109)	—
Net increase in cash and equivalents	1,310	636	240
Cash and equivalents at beginning of period	3,407	2,771	2,531
Cash and equivalents at end of period	$4,717	$3,407	$2,771
Supplemental Information:
Cash payments for interest	$153	$182	$226
Net cash payments/(refunds) for income taxes	(766)	273	368
The accompanying notes are an integral part of these consolidated statements.

60	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Cardinal Health, Inc. is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. References to “we,” “our,” "us," and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries, unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2022, 2021 and 2020 in these consolidated financial statements are to the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
Basis of Presentation
Our consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation and reserves, goodwill and other intangible asset impairment, vendor reserves, loss contingencies (including product liability and self-insurance accruals), and income taxes. Actual amounts may differ from these estimated amounts.
Cash Equivalents
We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables and Allowance for Doubtful Accounts
Trade receivables are presented net of an allowance for doubtful accounts of $273 million and $243 million at June 30, 2022 and 2021, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, and consider historical experience, pricing discrepancies, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $63 million (current portion $12 million) and $63 million (current portion $7 million) at June 30, 2022 and 2021, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $8 million and $12 million at June 30, 2022 and 2021, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the creditworthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
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
Major Customers
CVS Health Corporation ("CVS Health") and OptumRx, are our only customers that individually account for at least 10 percent of revenue and gross trade receivables. These customers are primarily serviced through our Pharmaceutical segment.

Cardinal Health | Fiscal 2022 Form 10-K	61

Notes to Financial Statements
In August 2021, we extended our pharmaceutical distribution agreements with CVS Health through June 2027.
The following table summarizes historical percent of revenue and gross trade receivables from CVS Health and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2022	2021	2020	2022	2021
CVS Health	25%	26%	26%	24%	24%
OptumRx	16%	15%	14%	4%	3%
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 19 percent, 19 percent and 21 percent of revenue for fiscal 2022, 2021 and 2020, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A portion of our inventories (52 percent and 50 percent at June 30, 2022 and 2021, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
At June 30, 2022 and 2021, respectively, inventories valued at LIFO cost were $416 million and $565 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2022 or 2021.
Our remaining inventory, including inventory in our Medical segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Due to the unprecedented demand for certain personal protective equipment as a result of the COVID-19 pandemic ("COVID-19") in fiscal 2021 and 2020, our Medical segment manufactured and sourced inventory at higher costs than in periods prior to COVID-19. Personal protective equipment ("PPE") refers to protective clothing, medical and non-medical grade gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness. As selling prices and customer demand decreased compared to the peak of COVID-19, during fiscal 2021 we recorded a reserve of $197 million, primarily related to certain categories of gloves, to reduce the carrying value of certain PPE to its net realizable value. The reserve balance was $42 million at June 30, 2022.
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $147 million and $185 million at June 30, 2022 and 2021, respectively.
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
We capitalize project costs relating to computer software developed or obtained for internal use when the activities related to the project reach the application stage. Costs that are associated with the preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred.
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including finance lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; capitalized software held for internal use—3 to 7 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization expense of $412 million, $377 million and $405 million for fiscal 2022, 2021 and 2020, respectively.

62	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
The following table presents the components of property and equipment, net at June 30:

(in millions)	2022	2021
Land, building and improvements	$1,724	$1,717
Machinery and equipment	2,114	2,018
Capitalized software held for internal use	1,562	1,075
Furniture and fixtures	125	136
Construction in progress	358	642
Total property and equipment, at cost	5,883	5,588
Accumulated depreciation and amortization	(3,522)	(3,228)
Property and equipment, net	$2,361	$2,360

Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 4 percent at June 30, 2022. The amount of capitalized interest was immaterial for all periods presented.
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
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Discount rates used in our reporting unit valuations ranged from 10 to 12 percent. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including forecasted operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2022, 2021 and 2020 and with the exception of our Medical Unit in fiscal 2022, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. As discussed further in Note 4 of the "Notes to Consolidated Financial Statements," during fiscal 2022, we recognized goodwill impairment charges related to our Medical Unit of $2.1 billion, respectively, which are included in impairments and (gain)/loss on disposal of assets in our consolidated statements of earnings. There were tax benefits related to these goodwill impairment charges. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information.
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

Cardinal Health | Fiscal 2022 Form 10-K	63

Notes to Financial Statements
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
On March 12, 2021, we signed a definitive agreement with Hellman & Friedman to sell the Cordis business. Upon signing the agreement, we met the criteria for the related assets and liabilities of the Cordis business to be classified as held for sale. In August 2021, we sold the Cordis business to Hellman & Friedman for proceeds of $923 million net of cash transferred, and we retained certain working capital accounts and certain liabilities. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information. Cardinal Health retained product liability associated with lawsuits and claims related to inferior vena cava ("IVC") filters in the U.S. and Canada, as well as authority for these matters discussed in Note 7 of the “Notes to Consolidated Financial Statements.”
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
Our lease agreements contain lease components and non-lease components. For all asset classes, we have elected to account for both of these components as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the consolidated financial statements at or for the fiscal years ended June 30, 2022, 2021 and 2020.
We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2022, 2021, and 2020 was not material.
Our leases have remaining lease terms from less than 1 year up to approximately 20 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
See Note 5 of the “Notes to Consolidated Financial Statements” for additional information regarding leases.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically update our reserve estimates to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. Adjustments to vendor reserves are included in cost of products sold. In addition,

64	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues. Vendor reserves were $105 million and $77 million at June 30, 2022 and 2021 respectively, excluding third-party returns. See Third-Party Returns section within this Note for a description of third-party returns.
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
In connection with the opioid litigation as described further in the Note 7, we recorded pre-tax charges of $1.17 billion and $5.63 billion during fiscal 2021 and 2020, respectively, which were retained at Corporate. In February 2022, we and two other national distributors announced that each company had determined that a sufficient number of political subdivisions had agreed to participate in the previously disclosed settlement agreement (the "Settlement Agreement") to settle the vast majority of the opioid lawsuits filed by states and local governmental entities. This Settlement Agreement became effective on April 2, 2022.
We develop and periodically update reserve estimates for the IVC claims, including those received to date and expected to be received in the future and related costs. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, estimated indemnity severity by claim type, historical sales data, implant and injury to report lag patterns and estimated defense costs.
The amount of ultimate loss may differ materially from these estimates. We recognize these estimated loss contingencies, income from favorable resolution of litigation and certain defense costs in litigation (recoveries)/charges in our consolidated statements of earnings/(loss). See Note 7 for additional information regarding loss contingencies and product liability lawsuits.
Self-Insurance
We self-insure for employee healthcare, general liability, certain product liability matters, auto liability, property and workers' compensation. Self-insurance accruals include an estimate for expected settlements or pending claims, defense costs, administrative fees, claim adjustment costs and an estimate for claims incurred but not reported.
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
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. There were no material obligations at June 30, 2022.
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

Cardinal Health | Fiscal 2022 Form 10-K	65

Notes to Financial Statements
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
Dividends
We paid cash dividends per common share of $1.96, $1.94 and $1.92 in fiscal 2022, 2021 and 2020, respectively.
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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2022 and 2021, the accrual for estimated sales returns and allowances was $617 million and $689 million, respectively, which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.4 billion, $2.6 billion and $2.3 billion, for fiscal 2022, 2021 and 2020, respectively, and the net impact on net earnings/(loss) in the consolidated statements of earnings/(loss) was immaterial in fiscal 2022, 2021 and 2020.
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

66	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
or our contractual terms with vendors are in conflict with our contractual terms with our customers. We have maintained reserves for some of these situations based on their nature and our historical experience with their resolution.
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings/(loss) and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $748 million, $634 million and $620 million, for fiscal 2022, 2021 and 2020, respectively.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2022 and 2021 are presented in Note 11. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings/(loss) in the respective financial statement line item.
Interest Rate, Currency and Commodity Risk
All derivative instruments are recognized at fair value on the consolidated balance sheets and all changes in fair value are recognized in net earnings or shareholders’ equity through AOCI, net of tax.
For contracts that qualify for hedge accounting treatment, the hedge contracts must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized immediately in net earnings. If a fair value or cash flow hedge ceases to qualify for hedge accounting treatment, the contract continues to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value are recognized immediately in net earnings. If a forecasted transaction is probable not to occur, amounts previously deferred in AOCI are recognized immediately in net earnings. Interest payments received from the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net in the consolidated statements of earnings/(loss).
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
See Note 9 for additional information regarding fair value measurements.

Cardinal Health | Fiscal 2022 Form 10-K	67

Notes to Financial Statements
Recently Adopted Financial Accounting Standards
There were no accounting standards adopted in fiscal 2022 that had a material impact on our consolidated financial statements.
Recently Issued Financial Accounting Standards Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the FASB on our consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2021 Form 10-K. There were no accounting standards issued in fiscal 2022 that will have a material impact on our consolidated financial statements.

2. Divestitures and Acquisitions
Divestitures
Cordis
In August 2021, we sold the Cordis business to Hellman & Friedman for proceeds of $923 million, net of cash transferred, and we retained certain working capital accounts and certain liabilities. Cardinal Health retained product liability associated with lawsuits and claims related to IVC filters in the U.S. and Canada, as well as authority for these matters discussed in Note 7. The Cordis business operated within our Medical segment.
During fiscal 2021, we met the criteria for the related assets and liabilities of the Cordis business to be classified as held for sale. We determined that the sale of the Cordis business did not meet the criteria to be classified as discontinued operations. In connection with the divestiture, we recognized a $60 million pre-tax loss in impairments and (gain)/loss on disposal of assets in our consolidated statement of earnings/(loss) in fiscal 2021.
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
Acquisitions
We did not complete any acquisitions during fiscal 2020. While we completed small acquisitions during fiscal 2022 and 2021, the pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate. The cash paid for these acquisitions, net of cash acquired was $22 million and $3 million for fiscal 2022 and 2021, respectively.
3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

(in millions)	2022	2021	2020
Employee-related costs	$35	$53	$66
Facility exit and other costs	66	61	56
Total restructuring and employee severance	$101	$114	$122
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
In fiscal 2022 and 2021, restructuring costs were primarily related to the implementation of certain enterprise-wide cost-savings measures, which includes facility exit costs related to decreasing our overall office space, and the divestiture of the Cordis business. In fiscal 2020, restructuring costs were primarily related to the implementation of certain enterprise-wide cost-savings measures.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2020	$68	$28	$96
Additions	49	26	75
Payments and other adjustments	(64)	(28)	(92)
Balance at June 30, 2021	53	26	79
Additions	49	10	59
Payments and other adjustments	(46)	(26)	(72)
Balance at June 30, 2022	$56	$10	$66

68	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical (2)	Total
Balance at June 30, 2020	$2,657	$5,700	$8,357
Goodwill acquired, net of purchase price adjustments	2	—	2
Foreign currency translation adjustments and other	—	18	18
Cordis goodwill reclassified to assets held for sale	—	(388)	(388)
Balance at June 30, 2021	2,659	5,330	7,989
Goodwill acquired, net of purchase price adjustments	14	—	14
Foreign currency translation adjustments and other	—	(64)	(64)
Goodwill impairment	—	(2,084)	(2,084)
Balance at June 30, 2022	$2,673	$3,182	$5,855
(1)    At June 30, 2022 and 2021, the Pharmaceutical segment accumulated goodwill impairment loss was $829 million.
(2)    At June 30, 2022 and 2021, the Medical segment accumulated goodwill impairment loss was $3.5 billion and $1.4 billion, respectively.
During fiscal 2022, the Medical Unit experienced adverse financial results related to inflationary impacts and the adverse impact of global supply chain constraints and lower volumes from PPE. Due to the risks and uncertainties related to these impacts and an increase in the risk-free interest rate used in the discount rate, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit at June 30, 2022. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in a pre-tax impairment charge of $303 million and cumulative pre-tax impairment charges of $2.1 billion recognized during fiscal 2022, due to the impairment charges recognized during the third and second quarters of fiscal 2022 as described further below. This impairment charge was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach and the market-based approach. For this testing performed at June 30, 2022, we used a discount rate of 10 percent and a terminal growth rate of 2 percent. The goodwill balance of the Medical Unit, after recognizing the impairment, was $1.9 billion at June 30, 2022.
During the third and second quarters of fiscal 2022, we performed interim goodwill impairment testing for the Medical Unit at March 31, 2022 and December 31, 2021, which resulted in pre-tax impairment charges of $1.3 billion and $474 million, which were recognized during the second and third quarters of fiscal 2022, respectively, and are included in impairments and (gain)/loss on disposal of assets in our consolidated statements of earnings/(loss). Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach
(using a terminal growth rate of 2 percent), and the market-based approach. For the income-based approach, we also used discount rates of 9 percent and 9.5 percent for the interim testing during the second and third quarters of fiscal 2022, respectively. The increase in the discount rate was primarily due to an increase in the risk-free interest rate. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
In connection with the divestiture of the Cordis business, during fiscal 2021 we allocated and reclassified $388 million of goodwill from the Medical Unit (within our Medical Segment) to the Cordis disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that was retained.
Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2022
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11	N/A
Total indefinite-life intangibles	11	—	11	N/A
Definite-life intangibles:
Customer relationships	3,272	2,165	1,107	10
Trademarks, trade names and patents	552	360	192	8
Developed technology and other	1,038	574	464	9
Total definite-life intangibles	4,862	3,099	1,763	9
Total other intangible assets	$4,873	$3,099	$1,774	N/A

Cardinal Health | Fiscal 2022 Form 10-K	69

Notes to Financial Statements

	2021
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12
Total indefinite-life intangibles	12	—	12
Definite-life intangibles:
Customer relationships	3,330	1,989	1,341
Trademarks, trade names and patents	551	328	223
Developed technology and other	1,035	506	529
Total definite-life intangibles	4,916	2,823	2,093
Total other intangible assets	$4,928	$2,823	$2,105
Total amortization of intangible assets was $311 million, $428 million and $512 million for fiscal 2022, 2021 and 2020, respectively. The estimated annual amortization for intangible assets for fiscal 2023 through 2027 is as follows: $283 million, $260 million, $235 million, $208 million and $175 million.

70	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements

5. Leases
The following table summarizes the components of lease cost:

(in millions)	2022	2021	2020
Operating lease cost	$117	$119	$134
Finance lease cost	23	16	13
Variable lease cost	13	24	17
Total lease cost	$153	$159	$164
Variable lease cost primarily includes payments for property taxes, maintenance and insurance.
The following table summarizes supplemental balance sheet and other information related to leases at June 30:

(in millions)	2022	2021
Operating Leases
Operating lease right-of-use assets	$457	$460

Current portion of operating lease liabilities	102	105
Long-term operating lease liabilities	388	374
Total operating lease liabilities	490	479

Finance Leases
Finance lease right-of-use assets	68	63

Current portion of finance lease liabilities	23	19
Long-term finance lease liabilities	49	45
Total finance lease liabilities	$72	$64

Weighted-average remaining lease term (years)
Operating leases	6.0 years	6.5 years
Finance leases	4.1 years	4.2 years

Weighted-average discount rate
Operating leases	3.0%	2.9%
Finance leases	1.8%	1.5%
Operating leases are included in other assets, other accrued liabilities, and deferred income taxes and other liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings, and long-term obligations, less current portion in our consolidated balance sheets.
The following tables summarizes supplemental cash flow information related to leases:

(in millions)	2022	2021	2020
Cash paid for lease liabilities:
Operating cash flows paid for operating leases	$123	$115	$125
Financing cash flows paid for finance leases	21	15	7
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	101	138	150
New finance leases	28	45	40
Amended lease standard adoption impact as of July 1, 2019 (1)	—	—	400
(1)Includes the effect of $22 million from reclassifying deferred rent as an offset to the lease right-of-use asset in accordance with the transition guidance.
Future lease payments under non-cancellable leases as of June 30, 2022 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
2023	$114	$24	$138
2024	98	19	117
2025	88	14	102
2026	71	7	78
2027	54	5	59
Thereafter	114	6	120
Total future lease payments	539	75	614
Less: imputed interest	49	3	52
Total lease liabilities	$490	$72	$562

Cardinal Health | Fiscal 2022 Form 10-K	71

Notes to Financial Statements

6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2022	2021
2.616% Notes due 2022	$—	$572
Floating Rate Notes due 2022	—	281
3.2% Notes due 2023	556	564
3.079% Notes due 2024	779	794
3.5% Notes due 2024	407	410
3.75% Notes due 2025	518	524
3.41% Notes due 2027	1,193	1,216
4.6% Notes due 2043	321	341
4.5% Notes due 2044	342	342
4.9% Notes due 2045	441	441
4.368% Notes due 2047	560	560
7.0% Debentures due 2026	124	124
Other Obligations	74	67
Total	5,315	6,236
Less: current portion of long-term obligations and other short-term borrowings	580	871
Long-term obligations, less current portion	$4,735	$5,365
(1) Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2023 through 2027 and thereafter are as follows: $580 million, $1.2 billion, $532 million, $131 million, $1.2 billion and $1.7 billion.
Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $27.1 billion and $23.7 billion at June 30, 2022 and 2021, respectively.
During fiscal 2022, we redeemed all outstanding $572 million principal amount of 2.616% Notes due 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with this redemption, we recorded a $10 million loss on early extinguishment of debt. We also repaid the full principal of the $282 million Floating Rate Notes due 2022 as they became due. The early redemption and repayment were funded with available cash.
During fiscal 2021, we redeemed all outstanding 3.2% Notes due June 2022 for $238 million and $262 million aggregate principal amount of 2.616% Notes due June 2022 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with these redemptions, we recorded a $13 million loss on early extinguishment of debt. We also early repurchased $40 million of the Floating Rate Notes due 2022 and $2 million of the 2.616% Notes due 2022. In connection with the early debt repurchases, we recorded a $1 million loss on early extinguishment of debt.
During fiscal 2020, we redeemed $500 million aggregate principal amount of 4.625% Notes due December 2020 at a redemption price equal to 100% of the principal amount and accrued but unpaid interest, plus the make-whole premium applicable to the notes. In connection with the redemption, we recorded a $7 million loss on early extinguishment of debt. We also early repurchased $247 million of the 2.616% Notes due 2022, $11 million of the 3.2% Notes due 2022, $20 million of the Floating Rate Notes due 2022, $104 million of the 3.41% Notes due 2027, $6 million of the 4.6% Notes due 2043, $5 million of the 4.9% Notes due 2045, and $35 million of the 4.368% Notes due 2047. In connection with the early debt repurchases, we recognized a $9 million loss on early extinguishment of debt. We also repaid the full principal of the $450 million 2.4% Notes due 2019 as they became due.
The redemptions and repurchases were paid for with available cash and other short-term borrowings.
If we undergo a change of control, as defined in the notes, and if the notes receive specified ratings below investment grade by each of Standard & Poor's Ratings Services, Moody’s Investors Services and Fitch Ratings, any holder of the notes, excluding the debentures, can require with respect to the notes owned by such holder, or we can offer, to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest.
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
In May 2022, we amended our receivables sales facility to temporarily increase the maximum permitted delinquency ratio.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more

72	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements

than 3.75-to-1. As of June 30, 2022, we were in compliance with this financial covenant.
At June 30, 2022 and 2021, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $1 million at both June 30, 2022 and 2021.
During fiscal 2022, we had a daily maximum amount outstanding under our commercial paper and committed receivables programs of $1.2 billion and an average daily amount outstanding of $19 million.
We had no amounts outstanding as of June 30, 2022 under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $31 million at both June 30, 2022 and 2021.
We had no amounts outstanding under the commercial paper program as of June 30, 2022 and 2021.
The $74 million and $67 million balance of other obligations at June 30, 2022 and 2021, respectively, consisted of finance leases and short-term borrowings.

Cardinal Health | Fiscal 2022 Form 10-K	73

Notes to Financial Statements
7. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture with CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health for an initial term of 10 years. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of its participants. In August 2021, we amended our agreement to extend the term through June 2029. We are required to make quarterly payments to CVS Health for the term of the arrangement. These payments are included as purchase obligations and other payments in the Contractual Obligations and Cash Requirements section of MD&A.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, we recorded an aggregate accrual of $41 million for calendar years 2017 and 2018 during the fiscal year ended June 30, 2021 based on the probable estimated payment amount. In the second quarter of fiscal year 2022, we paid the State of New York approximately $20 million, our portion of the assessment for calendar year 2017. As a result, as of June 30, 2022, we had an accrual of $20 million, which reflects our best estimate of the portion of the assessment that we may owe for sales during calendar year 2018.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters.
From time to time, we determine that products we source, manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a potential quality or regulatory issue, we investigate and take appropriate corrective action. Such actions have led to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, restrictions on importation, product liability claims and lawsuits and can lead to action by regulators. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges in our consolidated statements of earnings/(loss); however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit. For example, in the second quarter of fiscal year 2022, our Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.

74	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
Opioid Lawsuits and Investigations
States & Political Subdivisions
National Settlement
Beginning in fiscal year 2017, state attorneys general, counties and municipalities began filing lawsuits related to the distribution of prescription opioid pain medications against pharmaceutical wholesalers, including us, and other participants in the pharmaceutical supply chain. These lawsuits sought equitable relief and monetary damages based on a variety of legal theories including various common law claims, such as public nuisance, negligence and unjust enrichment as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. The lawsuits filed by states and political subdivisions were filed by counties, municipalities, cities and political subdivisions in various federal, state, and other courts. The vast majority of these lawsuits were filed in U.S. federal court and were transferred for consolidated pre-trial proceedings in a Multi-District Litigation proceeding in the U.S. District Court for the Northern District of Ohio (the “MDL”).
By fiscal year 2022, Cardinal Health was a defendant in approximately 2,775 lawsuits brought by these plaintiffs. In July 2021, we and two other national distributors (collectively, the "Distributors") announced a proposed settlement with a group of state attorneys general intended to resolve the vast majority of these lawsuits (the "National Settlement") as well as a proposed settlement agreement (the "Settlement Agreement") containing, among other things, a sign-on process to allow states and political subdivisions to participate in the National Settlement.
In February 2022, the Distributors each determined that a sufficient number of states and political subdivisions had agreed to participate in the National Settlement to proceed with the Settlement Agreement. The Settlement Agreement became effective on April 2, 2022.
In addition to the Distributors, parties to the Settlement Agreement include 46 states, the District of Columbia and 5 U.S. territories. As of August 9, 2022, over 99 percent of political subdivisions (by population as calculated under the Settlement Agreement) that had brought opioid-related suits against us as calculated under the Settlement Agreement had chosen to join the Settlement Agreement or have had their claims addressed by state legislation.
Under this Settlement Agreement, we will pay up to approximately $6.0 billion, the majority of which is expected to be paid over 18 years. The exact payment amount will depend on several factors, including the extent to which states take action to foreclose opioid lawsuits by political subdivisions (e.g., by passing laws barring or limiting opioid lawsuits by political subdivisions), and the extent to which additional political subdivisions in participating states file additional opioid lawsuits against us.
The Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating controlled substances monitoring programs; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will oversee compliance with these provisions for a period of five years. In addition, the Distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund for ten years.
The participating states and the distributors are cooperating to obtain consent judgments embodying the terms of the Settlement Agreement in each participating state and the participating states and subdivisions are dismissing their lawsuits. As a result, as of August 9, 2022, approximately 2,300 lawsuits against us have been dismissed. We expect additional lawsuits to be dismissed over the coming months.
Prior to the effective date of the Settlement Agreement, Distributors had entered into separate settlement agreements with each of the states of Florida, New York, Ohio and Rhode Island. When the Settlement Agreement became effective, each of these states and their participating subdivisions became a part of the National Settlement; however, the New York, Ohio and Rhode Island agreements required us to make certain payments separately from those required by the Settlement Agreement.
During fiscal year ended June 30, 2022, we made our first annual payment under the Settlement Agreement. We also made certain payments under the separate New York, Ohio and Rhode Island settlements, as well as certain payments under the Cherokee Nation settlement. In total, during fiscal year ended June 30, 2022, we paid $417 million in connection with these matters. In July 2022, we made our second annual payment of $374 million under the Settlement Agreement.
Other Settlements
West Virginia subdivisions and Native American tribes were not a part of the National Settlement and we had separate negotiations with these groups. A bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington against the Distributors concluded in July 2021. In July 2022, a judgment in favor of the Distributors was entered. In July 2022, the Distributors reached an agreement to settle the opioid-related claims of the majority of the remaining West Virginia subdivisions. Under this agreement, we have agreed to pay eligible West Virginia subdivisions up to approximately $124 million over an eleven-year period. This agreement is subject to certain contingencies related to subdivision participation.
In June 2022, the Distributors reached an agreement with the State of Oklahoma to resolve the opioid-related claims of the state and its political subdivisions. Under this agreement, Cardinal Health agreed to pay approximately $95 million to the State and its participating subdivisions. This amount is consistent with the amount that would have been allocated to Oklahoma under the Settlement Agreement. The terms of this agreement are consistent with the terms of the Settlement Agreement. This agreement is subject to certain contingencies, including the rate of subdivision participation.

Cardinal Health | Fiscal 2022 Form 10-K	75

Notes to Financial Statements
In May 2022, the Distributors reached an agreement with the Washington Attorney General, under which Cardinal Health will pay up to approximately $160 million to the State of Washington and its participating subdivisions to resolve opioid-related claims. This amount is consistent with the amount that would have been allocated to Washington under the Settlement Agreement plus certain attorneys' fees and costs. The terms of this agreement in principle are substantially consistent with the Settlement Agreement. This agreement is subject to certain contingencies, including the rate of subdivision participation. If this agreement and the Washington agreement are finalized, Oklahoma and Washington would become subject to the Settlement Agreement and 48 of 49 eligible states would then be subject to the Settlement Agreement.
In September 2021 we announced that the Distributors had reached an agreement with the Cherokee Nation in connection with ongoing negotiations toward a broader agreement with Native American tribes. In January 2022, the Distributors entered into a term sheet with the Native American tribes.
The Settlement Agreement and separate state settlements have not resolved all opioid lawsuits and claims brought by states and political subdivisions. As of August 9, 2022, we are still defendants in approximately 475 lawsuits brought by counties, municipalities and other political subdivisions; however, we expect this number to decline as additional cases are dismissed as a result of the Settlement Agreement.
In total, we have recorded total pre-tax charges of $1.17 billion and $5.63 billion in litigation charges/(recoveries), net in the years ended June 30, 2021 and 2020, respectively. In total, we have $6.36 billion accrued at June 30, 2022, of which $532 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in the consolidated balance sheets.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits and none of these agreements is an admission of liability or wrongdoing.
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
Private Plaintiffs
The Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 440 lawsuits as of August 9, 2022. Of these, 151 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs.
A trial in a case involving 21 plaintiffs began in state court in Georgia in July 2022. A mistrial was declared shortly thereafter due to rising COVID-19 cases and a new trial date has not been set. We are vigorously defending ourselves in all of these matters; however, trials are inherently unpredictable and it is possible that an unfavorable outcome in these matters, individually or in the aggregate, could have a negative impact on our financial results.
Insurance Litigation
We are involved in ongoing legal proceedings with two insurers related to the availability of insurance coverage for the lawsuits described above. In October 2020, we filed a complaint for declaratory judgment against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) seeking a declaration that National Union is obligated to reimburse us for defense costs incurred in connection with the lawsuits described above. In January, 2021, Swiss Re International SE commenced an arbitration in London seeking a determination that it does not have an obligation to reimburse us for defense and indemnity expenses incurred in connection with the lawsuits described above. We have not recorded a receivable for any recoveries related to these insurance litigation matters as of June 30, 2022.
Cordis IVC Filter Matters
Product Liability Lawsuits
As of August 9, 2022, we are named as a defendant in 470 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,967 plaintiffs that allege personal injuries associated with the use of Cordis OptEase and TrapEase IVC filter products. Another 18 lawsuits involving similar claims by approximately 20 plaintiffs are pending in other jurisdictions. These lawsuits seek a variety of remedies, including unspecified monetary damages. In July 2021, we entered into an agreement to settle approximately 1,300 claims. We continue to vigorously defend ourselves in these lawsuits and are engaged in ongoing resolution discussions with plaintiffs.
At June 30, 2022, we had a total of $512 million net of estimated insurance recoveries, accrued for losses and legal defense costs, related to the IVC filter lawsuits in the consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $1.05 billion, net of estimated

76	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
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
Specialty Solutions DOJ Investigation
In November 2018, the United States Attorney’s Office for the District of Massachusetts (the "USAO") commenced an investigation of Cardinal Health regarding possible violations of the U.S. healthcare fraud and abuse laws. In January 2022, without admitting liability, we settled this matter with the DOJ for approximately $13 million, which was recorded as expense within litigation charges/(recoveries) net in our consolidated statements of earnings/(loss) during the fiscal year ended June 30, 2021.
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers and improperly engaged in customer allocation. The court granted our motion to dismiss, and the indirect purchasers filed an amended complaint. We intend to vigorously defend ourselves.
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
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of lawsuits in which we were a class member or plaintiff of $18 million, $112 million and $16 million during fiscal 2022, 2021, and 2020, respectively.

8. Income Taxes
Earnings/(Loss) before Income Taxes and Provision for/(Benefit From) Income Taxes
The following table summarizes earnings/(loss) before income taxes:

(in millions)	2022	2021	2020
U.S. operations	$(1,000)	$(47)	$(4,056)
Non-U.S. operations	231	370	284
Earnings/(loss) before income taxes	$(769)	$323	$(3,772)

Cardinal Health | Fiscal 2022 Form 10-K	77

Notes to Financial Statements
The following table summarizes the components of provision for/(benefit from) income taxes:

(in millions)	2022	2021	2020
Current:
Federal	$34	$(989)	$659
State and local	29	92	154
Non-U.S.	93	112	69
Total current	$156	$(785)	$882

Deferred:
Federal	$30	$539	$(822)
State and local	(22)	(28)	(127)
Non-U.S.	(1)	(15)	(12)
Total deferred	$7	$496	$(961)
Provision for/(benefit from) income taxes	$163	$(289)	$(79)

Tax Effects of Goodwill Impairment Charges
During fiscal 2022, we recognized cumulative pre-tax charges of $2.1 billion for goodwill impairments related to the Medical Unit. The net tax benefit related to these charges was $150 million.
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
In fiscal 2021, we filed for a refund of $974 million and in April 2022, we received a payment for $966 million, which was net of certain adjustments. See Note 7 of the "Notes to Consolidated Financial Statements" for additional detail. We also increased our non-current deferred tax liability by approximately $700 million during fiscal 2021 related to this matter.
We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of tax law; however, it is possible that the tax authorities could challenge these tax benefits. The actual amount of the tax benefit may differ materially from these estimates.

Tax Effects of Opioid Litigation Charges
In connection with the $1.17 billion and $5.63 billion pre-tax charges for the opioid litigation recorded during fiscal 2021 and 2020, the net tax benefits were approximately $228 million and $488 million, respectively. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $219 million and $469 million, respectively.
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
Effective Tax Rate
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate:

	2022 (1)	2021 (1)	2020 (1)
Provision at Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.2	3.2	2.5
Tax effect of foreign operations	3.5	0.7	—
Nondeductible/nontaxable items (2)	1.2	1.6	0.2
Impact of Divestitures	(4.9)	7.0	—
Withholding Taxes (2)	(1.1)	9.0	(0.3)
Change in Valuation Allowances	3.5	(1.4)	1.5
US Taxes on International Income (2)(3)	3.2	(6.7)	0.2
Impact of Resolutions with IRS and other related matters (2)	(0.6)	(13.6)	(0.4)
Opioid litigation	(0.5)	17.7	(23.2)
Goodwill Impairment	(49.5)	—	—
Loss Carryback Claims	—	(129.9)	—
Other (2)	0.8	1.7	0.6
Effective income tax rate	(21.2)%	(89.7)%	2.1%
(1)    The table represents the following: fiscal 2022 is pretax loss with tax expense, fiscal 2021 is pretax income with tax benefit, and fiscal 2020 is pretax loss with tax benefit.
(2)    Certain prior year amounts have been reclassified to conform to current year presentation.
(3)    Includes the tax impact of Global Intangible Low-Taxed Income ("GILTI") tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code.
The income tax benefit rate was (21.2)% and (89.7)% in fiscal 2022 and fiscal 2021 compared to an income tax benefit rate of 2.1% in fiscal 2020. Fluctuations in the effective tax rates are primarily due to the impact of goodwill impairment in fiscal 2022, impact of opioid litigation in fiscal 2021 and 2020, as well as the

78	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
impact of the carryback claim filed in accordance with the CARES Act provision in fiscal year 2021.
Our effective tax rate has benefits from negotiated lower than statutory tax rates in select foreign jurisdictions which individually are not material to our effective tax rate but in aggregate have a favorable tax impact of approximately $21 million during fiscal 2022.
As of June 30, 2022, foreign earnings of approximately $833 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2022.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.
The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2022	2021
Deferred income tax assets:
Receivable basis difference	$41	$40
Accrued liabilities	675	874
Share-based compensation	34	38
Loss and tax credit carryforwards	778	805
Deferred tax assets related to uncertain tax positions	33	35
Other	23	16
Total deferred income tax assets	1,584	1,808
Valuation allowance for deferred income tax assets	(468)	(515)
Net deferred income tax assets	$1,116	$1,293

Deferred income tax liabilities:
Inventory basis differences	$(1,164)	$(1,119)
Property-related	(288)	(375)
Goodwill and other intangibles	(683)	(733)
Self-Insurance	(975)	(975)
Other	—	(23)
Total deferred income tax liabilities	$(3,110)	$(3,225)
Net deferred income tax liability	$(1,994)	$(1,932)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction and for uncertain tax positions, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2022	2021
Noncurrent deferred income tax asset (1)	$36	$52
Noncurrent deferred income tax liability (2)	(2,030)	(1,981)
Noncurrent deferred income tax liability transferred to held for sale	—	(3)
Net deferred income tax liability	$(1,994)	$(1,932)
(1)Included in other assets in the consolidated balance sheets.
(2)Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2022 we had gross federal, state and international loss and credit carryforwards of $275 million, $3.5 billion and $2.2 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $778 million. Substantially all of these carryforwards are available for at least three years. Approximately $449 million of the valuation allowance at June 30, 2022 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
Unrecognized Tax Benefits
We had $943 million, $932 million and $998 million of unrecognized tax benefits at June 30, 2022, 2021 and 2020, respectively. The June 30, 2022, 2021 and 2020 balances include $858 million, $849 million and $753 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2022	2021	2020
Balance at beginning of fiscal year	$932	$998	$456
Additions for tax positions of the current year	7	121	500
Additions for tax positions of prior years	39	223	78
Reductions for tax positions of prior years	(19)	(138)	(27)
Settlements with tax authorities	(12)	(271)	(6)
Expiration of the statute of limitations	(4)	(1)	(3)
Balance at end of fiscal year	$943	$932	$998

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $75 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2022, 2021 and 2020, we had $48 million, $49 million and $146 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax

Cardinal Health | Fiscal 2022 Form 10-K	79

Notes to Financial Statements
benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. As a result of our IRS audit settlements and carryback claim, an immaterial amount of interest was recorded in fiscal 2022 and 2021. During fiscal 2020, we recognized $16 million of expense for interest and penalties in income tax expense, respectively.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $75 million and $72 million at June 30, 2022 and 2021, respectively, and is included in other assets in the consolidated balance sheets.
As a result of the acquisition of the Patient Recovery Business, Medtronic plc is obligated to indemnify us for certain tax exposures and transaction taxes related to periods prior to the acquisition under the purchase agreement. The indemnification receivable was $1 million and $12 million at June 30, 2022 and 2021, respectively, and is included in other assets in the consolidated balance sheets.

9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,425	$—	$—	$2,425
Other investments (1)	97	—	—	97
Forward contracts (2)	—	15	—	15

	2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,883	$—	$—	$1,883
Other investments (1)	126	—	—	126
Forward contracts (2)	—	42	—	42
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

Assets and (Liabilities) Measured on a Nonrecurring Basis
Assets and liabilities held for sale of $1.1 billion and $96 million, respectively, at June 30, 2021 were primarily related to the divestiture of the Cordis business. These estimated fair values utilized Level 3 unobservable inputs based on expected sales proceeds following a competitive bidding process. See Note 2 for additional information regarding the divestiture of Cordis business.

10. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk but are not designated as hedging instruments. These derivative instruments are adjusted to current fair value through earnings at the end of each period. We are exposed to counterparty credit risk on all of our derivative instruments. Accordingly, we have established and maintain strict counterparty credit guidelines and only enter into derivative instruments with major financial institutions that are rated investment grade or better. We do not have significant exposure to any one counterparty and we believe the risk of loss is remote. Additionally, we do not require collateral under these agreements.
Interest Rate Risk Management
We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on cash flows and the market value of our borrowings. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, we enter into

80	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2022	2021
Assets:
Pay-floating interest rate swaps (1)	$—	$1
Cross-currency swap (1)	25	6
Cross-currency swap (2)	29	34
Foreign currency contracts (2)	7	5
Total assets	$61	$46

Liabilities:
Foreign currency contracts (3)	$3	$4
Pay-floating interest rate swaps (3)	43	—
Total liabilities	$46	$4
(1)    Included in other assets in the consolidated balance sheets.
(2)    Included in prepaid expenses and other in the consolidated balance sheets.
(3)    Included in other accrued liabilities in the consolidated balance sheets.

Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings/(loss). During fiscal 2022, 2021 and 2020 there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During fiscal 2022, we entered into pay-floating interest rate swaps with total notional amounts of $600 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets.
During fiscal 2021, we unwound certain interest rate swap contracts with the notional amount of $550 million. In connection with the unwind of these contracts, we received cash proceeds of $18 million. The related gain will be recognized in interest expense, net in our consolidated statements of earnings/(loss) over the remaining term of the debt agreement, which matures in March 2023.
During fiscal 2021, we entered into a pay-floating interest rate swap with total notional amounts of $200 million. This swap has been designated as fair value hedges of our fixed rate debt and is included in deferred income taxes and other liabilities in the consolidated balance sheets.
In May 2020, we unwound certain interest rate swap contracts. In connection with the unwind of these contracts, we received cash proceeds of $112 million. The related gain will be recognized in interest expense, net in our consolidated statements of earnings/(loss) over the remaining term of the related debt agreements, which ranged from 48 months to 63 months at June 30, 2020.
In connection with the debt repayment as described in Note 6, two pay-floating interest rate swaps with notional amounts of $200 million matured in the second quarter of fiscal 2020.
The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2022
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$800	Jun 2027	-	May 2029

	2021
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$200	Mar 2028
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2022	2021	2020
Pay-floating interest rate swaps (1)	$(44)	$(8)	$106
Fixed-rate debt (1)	44	8	(106)
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

Cardinal Health | Fiscal 2022 Form 10-K	81

Notes to Financial Statements
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
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2022 and 2021, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, Euro, Chinese renminbi, Thai baht, Philippine peso, Japanese yen, Australian dollar and British pound.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.
The following tables summarize the outstanding cash flow hedges at June 30:

	2022
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$327	Jul 2022	-	Jun 2023

	2021
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$436	Jul 2021	-	Jun 2022
The following table summarizes the pre-tax gain/(loss) included in OCI for derivative instruments designated as cash flow hedges:

(in millions)	2022	2021	2020
Forward interest rate swaps	$—	$16	$(16)
Commodity contracts	—	1	1
Foreign currency contracts	3	5	(8)
The following table summarizes the pre-tax gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2022	2021	2020
Foreign currency contracts (1)	$5	$(12)	$7
Foreign currency contracts (2)	1	(2)	1
Foreign currency contracts (3)	—	4	—
Forward interest rate swaps (4)	2	2	2
Commodity contracts (3)	—	6	(5)
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
In March 2022, we entered into a ¥24 billion ($200 million) cross-currency swap maturing in September 2025 and a ¥24 billion ($200 million) cross-currency swap maturing in June 2027.
In March 2022, we terminated the ¥64 billion ($600 million) cross-currency swap entered into in August 2019 and received a net settlement of $71 million in cash recorded in proceeds from net investment hedge terminations in our consolidated statements of cash flows.
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $86 million gain and a $7 million loss during fiscal 2022 and 2021, respectively. Gains recognized in interest expense, net in the consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $21 million and $19 million during fiscal 2022 and 2021, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The principal currencies managed through foreign currency contracts are the Canadian dollar, Euro, Chinese renminbi, Indian rupee and Thai baht.

82	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2022
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$265	July 2022

	2021
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$254	Jul 2021
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2022	2021	2020
Foreign currency contracts (1)	$—	$(8)	$(11)
(1)    Included in other income, net in the consolidated statements of earnings/(loss).
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2022 and 2021 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2022	2021
Estimated fair value	$5,049	$6,751
Carrying amount	5,315	6,236
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2022		2021
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$800	$(43)	$200	$1
Foreign currency contracts	592	4	690	1
Cross-currency swap	633	54	833	40

11. Shareholders' Equity/(Deficit)
At June 30, 2022 and 2021, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2022 and 2021.
We repurchased $1.6 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2022, 2021 and 2020, as described below. We funded the repurchases with available cash and short-term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2022, we repurchased 19.5 million common shares having an aggregate cost of $1.0 billion. We repurchased 9.8 million, 6.1 million and 3.6 million common shares under multiple accelerated share repurchase ("ASR") programs with average paid per common share of $51.10, $49.39 and $56.02, respectively. These repurchases began on August 18, 2021 and concluded on April 18, 2022.
During fiscal 2021, we repurchased 3.7 million common shares having an aggregate cost of $200 million. The average price paid per common share was $54.40. These repurchases were made under an ASR program, which began on February 9, 2021 and was completed on March 31, 2021.
During fiscal 2020, we repurchased 7.3 million common shares having an aggregate cost of $350 million. The average price paid per common share was $48.00. These repurchases were made under an ASR program, which began on August 20, 2019 and was completed on December 4, 2019.

Cardinal Health | Fiscal 2022 Form 10-K	83

Notes to Financial Statements

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments and Other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2020	$(92)	$(12)	$(104)
Other comprehensive income, before reclassifications	46	22	68
Amounts reclassified to earnings	—	2	2
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax expense of $4 million	46	24	70
Balance at June 30, 2021	(46)	12	(34)
Other comprehensive loss, before reclassifications	(56)	(16)	(72)
Amounts reclassified to earnings	—	(8)	(8)
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax expense of $24 million	(56)	(24)	(80)
Balance at June 30, 2022	$(102)	$(12)	$(114)

12. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2022	2021	2020
Net earnings/(loss)	$(932)	$612	$(3,693)
Net earnings attributable to noncontrolling interest	(1)	(1)	(3)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$(933)	$611	$(3,696)
Weighted-average common shares–basic	279	292	293
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	—	2	—
Weighted-average common shares–diluted	279	294	293
Basic earnings/(loss) per common share attributable to Cardinal Health, Inc.:	$(3.35)	$2.09	$(12.61)
Diluted earnings/(loss) per common share attributable to Cardinal Health, Inc.:	(3.35)	2.08	(12.61)
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for fiscal 2022, 2021 and 2020 were 5 million, 3 million and 6 million, respectively. During fiscal 2022 and 2020, there were 1 million and 2 million potentially dilutive employee stock options, restricted share units and performance share units, respectively, not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would be anti-dilutive as a result of the net loss for the fiscal years.

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
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2022	2021	2020
Pharmaceutical	$165,491	$145,796	$137,495
Medical	15,887	16,687	15,444
Total segment revenue	181,378	162,483	152,939
Corporate (1)	(14)	(16)	(17)
Total revenue	$181,364	$162,467	$152,922
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

84	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements

The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

(in millions)	2022	2021	2020
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$164,580	$144,988	$136,693
Nuclear and Precision Health Solutions	911	808	802
Pharmaceutical segment revenue	165,491	145,796	137,495
Medical distribution and products (3)	13,462	14,485	13,429
Cardinal Health at-Home Solutions	2,425	2,202	2,015
Medical segment revenue	15,887	16,687	15,444
Total segment revenue	181,378	162,483	152,939
Corporate (4)	(14)	(16)	(17)
Total revenue	$181,364	$162,467	$152,922
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services".
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

(in millions)	2022	2021	2020
United States	$176,855	$157,756	$148,707
International	4,523	4,727	4,232
Total segment revenue	181,378	162,483	152,939
Corporate (1)	(14)	(16)	(17)
Total revenue	$181,364	$162,467	$152,922
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
•state opioid assessment related to prior fiscal years; in connection with the New York Opioid Stewardship Act as discussed further in Note 7, we recognized a pre-tax charge of $41 million during fiscal 2021;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•impairments and (gain)/loss on disposal of assets; in connection with goodwill impairment testing for the Medical Unit as discussed further in Note 4, we recognized goodwill impairment charges of $2.1 billion during fiscal 2022; in connection with the divestiture of the Cordis business, we recognized a $60 million pre-tax write-down of the net assets held for sale during fiscal 2021;
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
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $50 million, $27 million and $69 million for fiscal 2022, 2021 and 2020, respectively.
The following tables present segment profit by reportable segment and Corporate:

(in millions)	2022	2021	2020
Pharmaceutical	$1,770	$1,684	$1,753
Medical	216	577	663
Total segment profit	1,986	2,261	2,416
Corporate	(2,582)	(1,789)	(6,514)
Total operating earnings/(loss)	$(596)	$472	$(4,098)

Cardinal Health | Fiscal 2022 Form 10-K	85

Notes to Financial Statements

The following tables present depreciation and amortization and additions to property and equipment by reportable segment and Corporate:

(in millions)	2022	2021	2020
Pharmaceutical	$193	$151	$135
Medical	216	226	243
Corporate	283	406	535
Total depreciation and amortization	$692	$783	$913

(in millions)	2022	2021	2020
Pharmaceutical	$79	$55	$47
Medical	140	97	86
Corporate	168	248	242
Total additions to property and equipment	$387	$400	$375
The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2022	2021	2020
Pharmaceutical	$26,409	$23,624	$22,398
Medical (1)	11,632	15,408	14,691
Corporate	5,837	5,421	3,677
Total assets	$43,878	$44,453	$40,766
(1) Assets of $1.1 billion classified as held for sale related to the Cordis divestiture were included within Medical at June 30, 2021.

The following tables present property and equipment, net by geographic area:

(in millions)	2022	2021	2020
United States	$1,976	$1,958	$1,880
International	385	402	486
Property and equipment, net	$2,361	$2,360	$2,366
14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2022, 24 million shares remain available for future grants under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan ("2021 LTIP"). Under the 2021 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 10 million shares could be issued under awards other than stock options while 24 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest. Until the end of fiscal 2018, stock options were granted to our officers and certain employees. There were no stock options granted to employees during fiscal 2022, 2021 or 2020.
The following table provides total share-based compensation expense by type of award:

(in millions)	2022	2021	2020
Restricted share unit expense	$69	$73	$70
Performance share unit expense	12	16	17
Employee stock option expense	—	—	3
Total share-based compensation expense	$81	$89	$90
The total tax benefit related to share-based compensation was $12 million, $12 million and $16 million for fiscal 2022, 2021 and 2020, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2020	3	$45.92
Granted	2	53.76
Vested	(1)	49.37
Canceled and forfeited	(1)	48.74
Nonvested at June 30, 2021	3	49.05
Granted	2	51.83
Vested	(2)	49.60
Canceled and forfeited	—	50.58
Nonvested at June 30, 2022	3	$46.03
The following table provides additional data related to restricted share unit activity:

(in millions)	2022	2021	2020
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$73	$73	$77
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$74	$70	$57
Performance Share Units
Performance share units generally vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount for fiscal 2020 and 2021 grants and zero to 234 percent for the fiscal 2022 grant. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.

86	Cardinal Health | Fiscal 2022 Form 10-K

Notes to Financial Statements

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2020	1.3	$54.24
Granted	0.4	55.45
Vested	(0.1)	42.72
Canceled and forfeited	(0.4)	53.71
Nonvested at June 30, 2021	1.2	54.89
Granted	0.4	51.91
Vested	(0.3)	52.36
Canceled and forfeited	(0.1)	52.66
Nonvested at June 30, 2022	1.2	$54.32

The following table provides additional data related to performance share unit activity:

(in millions)	2022	2021	2020
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$17	$26	$29
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$14	$1	$5

Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986 and provide for matching and discretionary contributions by us. The total expense for our employee retirement savings plans was $60 million, $55 million and $66 million for fiscal 2022, 2021 and 2020, respectively.

Cardinal Health | Fiscal 2022 Form 10-K	87

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2022
Accounts receivable	$243	$154	$1	$(125)	$273
Finance notes receivable	12	1	—	(5)	8
Sales returns and allowances	689	2,359	—	(2,431)	617
	$944	$2,514	$1	$(2,561)	$898

Fiscal 2021
Accounts receivable	$207	$129	$1	$(94)	$243
Finance notes receivable	27	5	—	(20)	12
Sales returns and allowances	495	2,568	—	(2,374)	689
	$729	$2,702	$1	$(2,488)	$944

Fiscal 2020
Accounts receivable	$194	$139	$1	$(127)	$207
Finance notes receivable	14	15	—	(2)	27
Sales returns and allowances	479	2,253	—	(2,237)	495
	$687	$2,407	$1	$(2,366)	$729
(1)Fiscal 2022, 2021 and 2020 include $87 million, $70 million and $49 million, respectively, for reserves related to service charges and customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings/(loss).
(2)Recoveries of amounts provided for or written off in prior years was $1 million in each fiscal year 2022, 2021 and 2020.
(3)Write-off of uncollectible accounts or actual sales returns.
The sum of the components may not equal the total due to rounding.

88	Cardinal Health | Fiscal 2022 Form 10-K

Directors, Executive Officers, and Corporate Governance
Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
The following is a list of our executive officers:

Name	Age	Position
Michael C. Kaufmann	59	Chief Executive Officer
Jason M. Hollar	49	Chief Financial Officer
Victor L. Crawford	61	Chief Executive Officer, Pharmaceutical segment
Stephen M. Mason	51	Chief Executive Officer, Medical segment
Michele A. M. Holcomb	54	Executive Vice President, Strategy and Corporate Development
Ola M. Snow	55	Chief Human Resources Officer
Jessica L. Mayer	53	Chief Legal and Compliance Officer
Brian S. Rice	59	Executive Vice President, Chief Information Officer and Customer Support Services
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Kaufmann has served as Chief Executive Officer since January 2018. From November 2014 through December 2017, Mr. Kaufmann served as Chief Financial Officer. On August 11, 2022, we announced that Mr. Kaufmann will depart from the Company effective September 1, 2022.
Mr. Hollar has served as Chief Financial Officer since May 2020. Prior to that, Mr. Hollar served as the Executive Vice President and Chief Financial Officer of Tenneco Inc. ("Tenneco") from July 2018. From June 2017 to June 2018, Mr. Hollar was Senior Vice President Finance at Tenneco. Prior to that, Mr. Hollar served as Chief Financial Officer of Sears Holding Corporation ("Sears") from October 2016 to April 2017. Sears filed for Chapter 11 bankruptcy in October 2018. On August 11, 2022, we announced that our Board of Directors has elected Mr. Hollar as Chief Executive Officer, effective September 1, 2022.
Mr. Crawford has served as Chief Executive Officer, Pharmaceutical segment since November 2018. From September 2012 until November 2018, Mr. Crawford served as the Chief Operating Officer, Healthcare, Education, Business Dining for Aramark Corporation.
Mr. Mason has served as Chief Executive Officer, Medical segment since August 2019. From September 2016 through August 2019, he served as President of Cardinal Health at-Home Solutions within our Medical segment.
Ms. Holcomb has served as Executive Vice President, Strategy and Corporate Development since January 2017.
Ms. Snow has served as Chief Human Resources Officer since October 2018. From January 2016 through September 2018, Ms. Snow served as our Senior Vice President, Human Resources, Total Rewards, Talent Acquisition and Corporate Business Partner.
Ms. Mayer has served as Chief Legal and Compliance Officer since March 2019. Ms. Mayer served as Executive Vice President, Deputy General Counsel and Secretary from September 2017 through March 2019 and was Senior Vice President, Deputy General Counsel from December 2015 through September 2017.
Mr. Rice has served as Executive Vice President, Chief Information Officer and Customer Support Services since February 2019. From 2009 until the beginning of 2019, Mr. Rice served as Senior Vice President, Chief Information Officer & Global and Business Services for Kellogg Company. Mr. Rice has informed the Company of his intention to resign from his role at Cardinal Health effective August 26, 2022.
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

Cardinal Health | Fiscal 2022 Form 10-K	89

Directors, Executive Officers, and Corporate Governance
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2022 Annual Meeting of Shareholders (our “2022 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”
The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2022 Proxy Statement under the caption "Share Ownership Information."

90	Cardinal Health | Fiscal 2022 Form 10-K

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

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on November 9, 2021, File No. 1-11373)
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

4.2.2	Form of 3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.3	Form of 3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.4	Form of 4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.5	Form of 3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.6	Form of 4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.7	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.8	Form of 4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.11	Form of 2.616% notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.12	Form of Floating rate notes due 2022 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.13	Form of 3.079% notes due 2024 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.14	Form of 3.410% notes due 2027 (incorporated by reference to Exhibit 4.5 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)

Cardinal Health | Fiscal 2022 Form 10-K	91

Exhibits

4.2.15	Form of 4.368% notes due 2047 (incorporated by reference to Exhibit 4.6 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.3
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373)
10.1.1	Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)*
10.1.2
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)*

10.1.3
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)*

10.1.4
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)*

10.1.5
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)

10.1.6	Cardinal Health, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)*
10.2.1	Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K/A filed on November 4, 2011, File No. 1-11373)*
10.2.2
First Amendment to Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.2.3
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

10.2.5
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

10.3.1	Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on November 7, 2016, File No. 1-11373)*
10.3.2
First Amendment to Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.3
Second Amendment to the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 3019, File No. 1-11373)*

10.3.4
Form of Nonqualified Stock Option Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.5
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.6
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporate by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)*

10.3.7
Form of Performance Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.8
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-11373)

10.3.9
Form of Directors Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, File No. 1-11373)

10.4.1
Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.3
Second Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.4
Third Amendment to Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2014)*

10.4.5
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.11 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.5.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.5.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.5.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

92	Cardinal Health | Fiscal 2022 Form 10-K

Exhibits

10.6.1
Cardinal Health Deferred Compensation Plan, Amended and Restated effective January 1, 2020 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)*

10.6.2
First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 1-11373)*

10.7.1	Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on September 26, 2018, File No. 1-11373)
10.7.2
First Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)

10.8
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.9.1
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.9.2
Aircraft Time Sharing Agreement, effective as of February 8, 2018, by and between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-11373)

10.9.3
Aircraft Time Sharing Agreement, effective as of January 1, 2022, by and between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, File No. 1-11373)*

10.10.1
Confidentiality and Business Protection Agreement, effective as of November 1, 2018, between Cardinal Health, Inc. and Victor L. Crawford (incorporated by reference to Exhibit 10.13.1 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373)*

10.10.2
Letter Agreement, dated October 30, 2018, between Cardinal Health, Inc. and Victor L. Crawford (incorporated by reference to Exhibit 10.13.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373) *

10.10.3
Letter Agreement, dated March 9, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.10.4
Confidentiality and Business Protection Agreement, effective as of April 27, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.11
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.12.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.3
Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.12.4
Third Amendment to Issuing and Paying Agency Agreement, dated September 15, 2017, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.12.5
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.6
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.7
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.8
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.12.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.12
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.12.13
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.12.14
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.15
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.16
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.12.17
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

Cardinal Health | Fiscal 2022 Form 10-K	93

Exhibits

10.12.18
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.12.19
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.20
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.12.21
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.12.22
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.12.23
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.13
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

10.14.1
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

10.14.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.14.3
Second Amendment, dated as of November 14, 2016, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.4.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.14.4
Third Amendment, dated as of August 30, 2017, to the Fourth Amended and Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 31, 2017, File No. 1-11373)

10.14.5
Fourth Amendment and Joinder, dated September 30, 2019, to the Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 2, 2019, File No. 1-11373)

10.14.6	Fifth Amendment, dated as of May 13, 2022, to the Fourth Amended and Restated Receivables Purchase Agreement
10.15.1
Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.5.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.15.2
Amendment No. 1 to Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.5.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373

10.15.3
Amendment No. 2 to Seventh Amended and Restated Performance Guaranty, dated as of November 6, 2018 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018, File No. 1-11373)

10.15.4	Amendment No. 3 to Seventh Amended and Restated Performance Guaranty (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed October 2, 2019, File No. 1-11373)
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

21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
* Management contract or compensatory plan or arrangement.

94	Cardinal Health | Fiscal 2022 Form 10-K

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	30
1A	Risk Factors	39
1B	Unresolved Staff Comments	N/A
2	Properties	46
3	Legal Proceedings	47
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	48
6	Reserved	N/A
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	28
8	Financial Statements and Supplementary Data	55
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	50
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	89
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)
13	Certain Relationships and Related Transactions, and Director Independence	(c)
14	Principal Accounting Fees and Services	(d)

	Part IV
15	Exhibits, Financial Statement Schedules	91
16	Form 10-K Summary	N/A
	Signatures	96

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2022 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 12 of Form 10-K is incorporated by reference to our 2022 Proxy Statement under the captions "Executive Compensation" and "Share Ownership Information."
(c)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2022 Proxy Statement under the caption "Corporate Governance."
(d)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2022 Proxy Statement under the caption “Audit Committee Matters.”

Cardinal Health | Fiscal 2022 Form 10-K	95

Signatures
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2022.

Cardinal Health, Inc.

By:	/s/ MICHAEL C. KAUFMANN
Michael C. Kaufmann
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 11, 2022.

Name	Title
/s/ MICHAEL C. KAUFMANN	Chief Executive Officer and Director (principal executive officer)
Michael C. Kaufmann

/s/ JASON M. HOLLAR	Chief Financial Officer (principal financial officer)
Jason M. Hollar

/s/ PATRICIA M. ENGLISH	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Patricia M. English

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ SHERI H. EDISON	Director
Sheri H. Edison

/s/ DAVID C. EVANS	Director
David C. Evans

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ DEAN A. SCARBOROUGH	Director
Dean A. Scarborough

/s/ JOHN H. WEILAND	Director
John H. Weiland

96	Cardinal Health | Fiscal 2022 Form 10-K