Form 10-Q
period 2022-09-30
CARDINAL HEALTH INC
filed 2022-11-04
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2022, was the following: 262,134,053.

Cardinal Health Q1 Fiscal 2023 Form 10-Q

About Cardinal Health

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a globally integrated healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2023 and fiscal 2022 and to FY23 and FY22 are to the fiscal years ending or ended June 30, 2023 and June 30, 2022, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (our “2022 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at September 30, 2022 and June 30, 2022, and in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for the three months ended September 30, 2022 and 2021. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2022 Form 10-K.

2	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2022 increased 13 percent to $49.6 billion due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which primarily consisted of branded pharmaceutical sales to existing and net new customers.

GAAP and Non-GAAP Operating Earnings

	Three Months Ended September 30,
(in millions)	2022	2021	Change
GAAP operating earnings	$137	$415	(67)%
Shareholder cooperation agreement costs	6	—
Restructuring and employee severance	29	18
Amortization and other acquisition-related costs	71	79
Impairments and (gain)/loss on disposal of assets, net	153	(2)
Litigation (recoveries)/charges, net	27	18
Non-GAAP operating earnings	$423	$527	(20)%
The sum of the components and certain computations may reflect rounding adjustments.
GAAP operating earnings decreased 67 percent to $137 million during the three months ended September 30, 2022 primarily due to a $154 million pre-tax non-cash goodwill impairment charge related to the Medical Segment and a decline in Medical segment profit. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the goodwill impairment charge. The decline in Medical segment profit was due to net inflationary impacts and an adverse impact from personal protective equipment, which included inventory charges as a result of our simplification strategy.
Non-GAAP operating earnings decreased 20 percent to $423 million, primarily due to the decline in Medical segment profit discussed above.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	3

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2022 (2)	2021 (2)	Change
GAAP diluted EPS (1)	$0.40	$0.94	(57)%
Shareholder cooperation agreement costs	0.01	—
Restructuring and employee severance	0.08	0.04
Amortization and other acquisition-related costs	0.20	0.20
Impairments and (gain)/loss on disposal of assets, net (3)	0.44	0.03
Litigation (recoveries)/charges, net	0.07	0.05
Loss on early extinguishment of debt	—	0.03
Non-GAAP diluted EPS (1)	$1.20	$1.29	(7)%
The sum of the components and certain computations may reflect rounding adjustments.
(1) Diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS").
(2) The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."
(3) Impairments and (gain)/loss on disposals of assets, net includes a pre-tax goodwill impairment charge of $154 million related to the Medical segment recorded during the three months ended September 30, 2022. For fiscal 2023, the net tax benefit related to this impairment charge is $12 million and is included in the annual effective tax rate. As a result, the amount of tax benefit for three months ended September 30, 2022 increased approximately by an incremental $22 million and is expected to increase the provision for income taxes during the remainder of the fiscal year.
During the three months ended September 30, 2022, GAAP diluted EPS decreased 57 percent to $0.40 and non-GAAP diluted EPS decreased 7 percent to $1.20 due to the factors impacting GAAP and non-GAAP operating earnings discussed above, partially offset by favorable changes in discrete tax items and a lower share count as a result of share repurchases. In addition, the goodwill impairment charge related to the Medical segment had a $(0.44) per share after-tax impact on GAAP diluted EPS. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.

Cash and Equivalents

Our cash and equivalents balance was $3.5 billion at September 30, 2022 compared to $4.7 billion at June 30, 2022. During the three months ended September 30, 2022, net cash provided by operating activities was $23 million, which includes the impact of our second annual payment of $372 million related to the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "Settlement Agreement"). See the Significant Developments in Fiscal 2023 and Trends section in this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional detail related to the Settlement Agreement. In addition, we deployed cash of $1.0 billion for share repurchases.

4	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2023 and Trends
Inflationary Impacts

Medical segment profit was negatively affected by inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities and labor during the three months ended September 30, 2022 and on a year-over-year basis.
We expect these inflationary impacts to continue to adversely impact Medical segment profit in fiscal 2023 and beyond. In order to partially mitigate this impact, we have implemented certain price increases and we intend to implement additional price increases. We are also evolving our commercial contracting processes to provide us with greater pricing flexibility. These increased costs are difficult to predict and may be greater than we expect or continue longer than our current expectations. In the event these costs decrease, the benefit to Medical segment profit will be delayed until the higher-cost inventory has moved through our supply chain. Our plans to continue to increase prices and evolve our contracting strategies are subject to contingencies and uncertainties and it is possible that our results of operations will be adversely impacted to a greater extent than we currently anticipate or that we may not be able to mitigate the negative impact to the extent we anticipate.
To a lesser extent, inflationary impacts, primarily related to increased transportation and labor costs, also adversely affected Pharmaceutical segment profit during the three months ended September 30, 2022. We expect these inflationary supply chain costs to continue to adversely impact Pharmaceutical segment profit in fiscal 2023.

PPE Demand and Pricing

Personal protective equipment ("PPE") refers to protective clothing, medical and non-medical grade gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness. Demand for PPE fluctuated during fiscal 2022 resulting in variability in sales volumes, inventory levels and costs to manufacture and source these products. We expect demand for PPE to continue to fluctuate during the remainder of fiscal 2023.
PPE adversely impacted Medical segment revenue during the three months ended September 30, 2022 and on a year-over-year basis, primarily due to declines in pricing and volumes.
Medical segment profit was adversely impacted during the three months ended September 30, 2022 and on a year-over-year basis due to $18 million of inventory charges related to our simplification strategy, which includes the impact from the sale of certain disposable gloves that are primarily utilized in non-healthcare industries.
The demand and pricing for PPE is subject to risks and uncertainties, which may continue to impact Medical segment revenue, Medical segment profit and consolidated operating earnings during the remainder of fiscal 2023.

Medical Goodwill

Due to the adverse impact on our financial results from and the risks and uncertainties related to inflationary impacts and PPE demand and pricing, as well as increases in the risk-free interest rate, we performed interim goodwill impairment testing for the Medical operating segment (excluding our Cardinal Health at-Home Solutions division) (the “Medical Unit”) during the three months ended September 30, 2022. This testing resulted in a pre-tax charge of $154 million, which is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. This charge was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
Adverse changes in key assumptions or a significant change in industry or economic trends during the remainder of fiscal 2023 could result in additional goodwill impairment.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	5

MD&A	Overview
Shareholder Cooperation Agreement

In September 2022, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott Associates, L.P. and Elliott International, L.P. (together, "Elliott") under which our Board of Directors (the "Board"), among other things, (1) appointed four new independent directors, including a representative from Elliott, and (2) formed an advisory Business Review Committee of the Board, which is tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations.
The evaluation and implementation of any actions recommended by the Business Review Committee and the Board may impact our financial position and results of operations during the remainder of fiscal 2023. In addition, during the three months ended September 30, 2022, we incurred $6 million of expenses related to the negotiation and finalization of the Cooperation Agreement. We expect to incur additional legal, consulting and other expenses related to the Cooperation Agreement and the activities of the Business Review Committee during the remainder of fiscal 2023. See "Risk Factors" section for additional detail related to risks associated with the Cooperation Agreement.

6	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2022	2021	Change
Pharmaceutical	$45,828	$39,822	15%
Medical	3,778	4,149	(9)%
Total segment revenue	49,606	43,971	13%
Corporate	(3)	(3)	N.M.
Total revenue	$49,603	$43,968	13%

Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three months ended September 30, 2022 due to sales growth from pharmaceutical distribution and specialty pharmaceutical customers, which together increased revenue by $5.9 billion and primarily consisted of branded pharmaceutical sales to existing and net new customers.
Medical Segment
Medical segment revenue decreased during the three months ended September 30, 2022 primarily due to lower sales within products and distribution, largely due to the impact of PPE pricing and volumes. The adverse impact of the prior-year divestiture of the Cordis business was mostly offset by sales growth in at-Home Solutions.
Cost of Products Sold

Cost of products sold increased 13 percent to $48.0 billion due to the factors affecting the changes in revenue and gross margin.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	7

MD&A	Results of Operations
Gross Margin

	Three Months Ended September 30,
(in millions)	2022	2021	Change
Gross margin	$1,614	$1,642	(2)%
Gross margin during the three months ended September 30, 2022 decreased primarily due to net inflationary impacts in the Medical segment and the divestiture of the Cordis business, partially offset by the performance of our generics program in the Pharmaceutical segment.
Gross margin rate declined 48 basis points during the three months ended September 30, 2022 mainly due to changes in overall product mix, primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate. The performance of Medical segment products and distribution, which reflects increased costs due to net inflationary impacts, also had an adverse impact on gross margin rate.
Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2022	2021	Change
SG&A expenses	$1,197	$1,114	7%

During the three months ended September 30, 2022, SG&A expenses increased largely due to inflationary impacts, primarily related to increased transportation and labor costs, as well as other operating expenses.
During the three months ended September 30, 2022, we incurred $6 million of expenses related to the finalization of the Cooperation Agreement. See the Significant Developments in Fiscal 2023 and Trends section in this MD&A for additional detail related to the Cooperation Agreement.

8	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2022	2021	Change
Pharmaceutical	$431	$406	6%
Medical	(8)	123	N.M.
Total segment profit	423	529	(20)%
Corporate	(286)	(114)	N.M.
Total consolidated operating earnings	$137	$415	(67)%
Pharmaceutical Segment Profit
Pharmaceutical segment profit increased during the three months ended September 30, 2022, primarily due to the performance of our generics program and increased contribution from branded pharmaceutical and specialty pharmaceutical products. These factors were partially offset by inflationary impacts, primarily related to increased transportation and labor costs.
Medical Segment Profit
Medical segment profit decreased during the three months ended September 30, 2022, largely due to net inflationary impacts, which primarily related to increased transportation and commodities costs, partially offset by price increases. Medical segment profit was also adversely affected by the impact of PPE, which included inventory charges related to the sale of certain disposable gloves in connection with our simplification strategy.
Corporate
The changes in Corporate during the three months ended September 30, 2022 are due to the factors discussed in the Other Components of Consolidated Operating Earnings section that follows.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	9

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions)	2022	2021
Restructuring and employee severance	$29	$18
Amortization and other acquisition-related costs	71	79
Impairments and (gain)/loss on disposal of assets, net	153	(2)
Litigation (recoveries)/charges, net	27	18
Restructuring and Employee Severance
During the three months ended September 30, 2022 and 2021, restructuring costs primarily related to the implementation of certain enterprise-wide cost-savings measures. During the three months ended September 30, 2021, restructuring also included costs related to the divestiture of the Cordis business.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $71 million and $78 million for the three months ended September 30, 2022 and 2021, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the three months ended September 30, 2022, we recognized a $154 million pre-tax non-cash goodwill impairment related to the Medical segment, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2022 and 2021, we recognized $21 million and $26 million, respectively, of estimated losses and legal defense costs associated with the inferior vena cava ("IVC") filter product liability claims. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the three months ended September 30, 2021, we recognized income of $17 million for recoveries in class action antitrust lawsuits in which we were a class member.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2022	2021	Change
Other (income)/expense, net	$2	$(4)	N.M.
Interest expense, net	25	40	(38)%
Loss on early extinguishment of debt	—	10	N.M.

Interest Expense, Net
During the three months ended September 30, 2022, interest expense decreased by 38 percent primarily due to increased interest income from cash and equivalents.
Loss on Early Extinguishment of Debt
During three months ended September 30, 2021, we recognized a $10 million loss in connection with the debt redemption as described further in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”

10	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Provision for/(Benefit from) Income Taxes

During the three months ended September 30, 2022 and 2021, the effective tax rate was (0.7) percent and 26.3 percent, respectively. The decrease in the effective tax rate for the three months ended September 30, 2022 compared to the prior-year period was primarily due to tax benefits from decreases in valuation allowances on net operating loss carryforwards and certain other discrete items. The effective tax rate for the three months ended September 30, 2022 also includes the tax effect of the goodwill impairment charge described below. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” for additional information.
Tax Effects of Goodwill Impairment Charge
During the three months ended September 30, 2022, we recognized a $154 million pre-tax charge for goodwill impairment related to the Medical Unit. The net tax benefit related to this charge is $12 million for fiscal 2023.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings before income taxes for the year-to-date period to compute our benefit from income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
The tax effect of the goodwill impairment charge during the three months ended September 30, 2022 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2023. Applying the higher tax rate to pre-tax earnings for three months ended September 30, 2022 resulted in recognizing an incremental interim tax benefit of approximately $22 million, which impacted the benefit from income taxes in the condensed consolidated statements of earnings during the three months ended September 30, 2022 and prepaid expenses and other assets in the condensed consolidated balance sheets at September 30, 2022. This interim tax benefit will reverse in future quarters of fiscal 2023.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	11

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $3.5 billion at September 30, 2022 compared to $4.7 billion at June 30, 2022. During the three months ended September 30, 2022, net cash provided by operating activities was $23 million, which includes the impact of our second annual payment of $372 million related to the Settlement Agreement. For additional information, see Opioid Litigation Settlement Agreement section below. In addition, we deployed cash of $1.0 billion for share repurchases.
At September 30, 2022, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at September 30, 2022 included $561 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2022 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2022, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility.
In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2025. Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. At September 30, 2022, we were in compliance with this financial covenant.
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.3 billion at both September 30, 2022 and June 30, 2022.

12	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlement Agreement
We had $6.03 billion accrued at September 30, 2022 related to certain opioid litigation, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the payment amounts to be spread over 18 years. The effective date of the Settlement Agreement was April 2, 2022. During the three months ended September 30, 2022, we made our second annual payment of $372 million under the Settlement Agreement. We expect to make subsequent annual payments under the Settlement Agreement every July for the term of the Settlement Agreement. The amounts of these future payments may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2022 and 2021 were $70 million and $67 million, respectively.
Dividends
On each of May 10, 2022 and August 10, 2022, our Board of Directors approved a quarterly dividend of $0.4957 per share, or $1.98 per share on an annualized basis, which were paid on July 15, 2022 and October 17, 2022 to shareholders of record on July 1, 2022 and October 3, 2022, respectively.
Share Repurchases
During the three months ended September 30, 2022, we repurchased $1.0 billion of our common shares under an accelerated share repurchase ("ASR") program. We funded the ASR program with available cash. The ASR program is expected to conclude in the second quarter of fiscal 2023, which is expected to reduce the amount remaining under our existing share repurchase authorization to approximately $1.7 billion. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	13

MD&A	Other Items

Other Items
The MD&A in our 2022 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2022. There have been no subsequent material changes outside the ordinary course of business to those items.
Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below are supplemental disclosures to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2022. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2022 Form 10-K.
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ, including due to the risk factors discussed in "Risk Factors" and other risks discussed in our 2022 Form 10-K and our other filings with the SEC since June 30, 2022.
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
Medical Unit Goodwill
During the three months ended September 30, 2022, the Medical Unit continued to experience adverse financial results related to inflationary impacts and PPE demand and pricing. Due to the risks and uncertainties related to these impacts and an increase in the risk-free interest rate used in the discount rate, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit.
Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a discount rate of 10.5 percent and a terminal growth rate of 2 percent), and market-based approaches. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $154 million for the Medical Unit, which was recognized during the three months ended September 30, 2022 and is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. This impairment charge was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. The carrying value of the Medical Unit at September 30, 2022 after recognizing the impairment charge was $6.7 billion, of which $1.8 billion was goodwill. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.
While we consider these assumptions to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions during fiscal 2023 may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, including the execution of key initiatives related to optimizing and growing sales of Cardinal Health branded medical products, increasing growth in certain strategic divisions within our Medical segment, and driving simplification efforts and cost optimization projects, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our planned efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; the impact of the Cordis

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	14

MD&A	Other Items

divestiture; estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates (including potential tax reform); or a significant change in industry or economic trends. Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent or decrease the terminal growth rate by a hypothetical 1.75 percent, the fair value for the Medical Unit would have further decreased by approximately $300 million.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	15

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
•Shareholder cooperation agreement costs includes costs such as legal, consulting and other expenses incurred in relation to the agreement (the "Cooperation Agreement") entered into among Elliott Associates, L.P., Elliott International, L.P. (together, "Elliott") and Cardinal Health, including costs incurred to negotiate and finalize the Cooperation Agreement and costs incurred by the new Business Review Committee of the Board of Directors, which was formed under this Cooperation Agreement. We have excluded these costs from our non-GAAP metrics because they do not occur in or reflect the ordinary course of our ongoing business operations and may obscure analysis of trends and financial performance.
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

16	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
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
•Impairments and gain or loss on disposal of assets, net are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and are inherently unpredictable in timing and amount, and in the case of impairments, are non-cash amounts, so their exclusion facilitates comparison of historical, current and forecasted financial results.
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
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) shareholder cooperation agreement costs, (4) state opioid assessment related to prior fiscal years, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, and (8) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) shareholder cooperation agreement costs, (4) state opioid assessment related to prior fiscal years, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, (9) loss on early extinguishment of debt and (10) (gain)/loss on sale of equity interest in naviHealth.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) shareholder cooperation agreement costs, (4) state opioid assessment related to prior fiscal years, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, (9) loss on early extinguishment of debt and (10) (gain)/loss on sale of equity interest in naviHealth, each net of tax.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	17

Explanation and Reconciliation of Non-GAAP Financial Measures
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) shareholder cooperation agreement costs, (4) state opioid assessment related to prior fiscal years, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, (9) loss on early extinguishment of debt and (10) (gain)/loss on sale of equity interest in naviHealth divided by (earnings before income taxes adjusted for the ten items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

18	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for/ (Benefit from) Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended September 30, 2022
GAAP	$137	(67)%	$110	$(1)	$110	(59)%	$0.40	(57)%
Shareholder cooperation agreement costs	6		6	2	4		0.01
Restructuring and employee severance	29		29	7	22		0.08
Amortization and other acquisition-related costs	71		71	18	53		0.20
Impairments and (gain)/loss on disposal of assets, net[2]	153		153	34	119		0.44
Litigation (recoveries)/charges, net	27		27	7	20		0.07
Non-GAAP	$423	(20)%	$396	$67	$328	(12)%	$1.20	(7)%

	Three Months Ended September 30, 2021
GAAP	$415	N.M.	$369	$97	$271	N.M.	$0.94	N.M.
Restructuring and employee severance	18		18	4	14		0.04
Amortization and other acquisition-related costs	79		79	21	58		0.20
Impairments and (gain)/loss on disposal of assets, net	(2)		(2)	(10)	8		0.03
Litigation (recoveries)/charges, net	18		18	4	14		0.05
Loss on early extinguishment of debt	—		10	3	7		0.03
Non-GAAP	$527	(15)%	$491	$119	$372	(17)%	$1.29	(15)%

1    Attributable to Cardinal Health, Inc.
2    For the three months ended September 30, 2022, impairments and (gain)/loss on disposals of assets, net includes a pre-tax goodwill impairment charge of $154 million related to the Medical segment. For fiscal 2023, the net tax benefit related to this impairment charge is $12 million and is included in the annual effective tax rate. As a result, the amount of tax benefit for the three months ended September 30, 2022 increased approximately by an incremental $22 million and is expected to increase the provision for income taxes during the remainder of the fiscal year.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	19

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2022 Form 10-K since the end of fiscal 2022 through September 30, 2022.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

20	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

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
In December 2021, the parties reached an agreement in principle to settle this matter and in October 2022, the court entered an order approving the settlement and dismissing the case. This settlement does not include any admission of liability. Under the settlement, Cardinal's director and officer's liability insurance carriers, on behalf of the defendants, will pay Cardinal $124 million, less approximately $31 million in attorneys' fees and expenses awarded by the court to plaintiffs' counsel. Cardinal expects to receive this payment during fiscal year 2023.

21	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Other
Risk Factors
You should carefully consider the information in this Form 10-Q, including the Risk Factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2022 Form 10-K and our filings with the SEC since June 30, 2022. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Our business could be affected by activist shareholders.
In September 2022, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott Associates, L.P. and Elliott International, L.P. (together, "Elliott") under which our Board of Directors, among other things, (1) appointed four new independent directors, including a representative from Elliott , and (2) formed an advisory Business Review Committee of the Board, which is tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations.
The Cooperation Agreement may create unintended consequences, such as creating uncertainty about our management or future strategic direction, which could result in the loss of future business opportunities or negatively impact our ability to attract and retain qualified talent. Additionally, implementing any actions recommended by the Business Review Committee and Board may be costly and time-consuming, may be disruptive to our ongoing business operations and may ultimately be unsuccessful.
It is possible that activist shareholders may, among other things, attempt to effect additional changes and exert influence over our Board of Directors and management or initiate a proxy contest, which may disrupt our operations by diverting the attention of management and the Board and be costly and time-consuming. Any such proxy contests, actions or requests, or the mere public presence of activist shareholders, may cause the market price for our shares to experience volatility.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions.
From time to time, proposals are made in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate or tax payments. Specific initiatives that may impact us include possible increases in U.S. or foreign corporate income tax rates or other changes in tax law to raise revenue, the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid. In August 2022, the U.S. federal government enacted the Inflation Reduction Act, which imposed a 15 percent corporate minimum tax on certain large corporations and a 1 percent tax on share repurchases after December 31, 2022. These provisions may adversely impact our financial position and results of operations.
Additionally, in connection with the accruals taken in connection with opioid-related lawsuits in fiscal years 2021 and 2020, we recorded net tax benefits of $228 million and $488 million, respectively, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the U.S. Tax Cuts and Jobs Act ("Tax Act"); however, these estimates require significant judgment, and it is possible that they could be subject to challenges by the U.S. Internal Revenue Service ("IRS").
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
In fiscal year 2021, our provision for income taxes reflected a $424 million benefit from the tax benefits of a self-insurance pre-tax net operating loss carryback under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Also, as a result of this net operating loss carryback, we received a U.S. federal income tax refund of $966 million. In connection with this net operating loss carryback, certain industry participants, including us, received a letter from the U.S. House of Representatives’ Committee on Oversight and Reform questioning, among other things, our plans to take tax deductions for opioid-related losses, including our use of the net operating loss carryback provisions under the CARES Act and deductibility under the Tax Act. We responded to the letter. It is possible that the IRS could challenge our tax position with respect to this self-insurance loss. If these initiatives are successful, our effective tax rate could be adversely impacted. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may impact our self-insurance loss, which could negatively impact our financial position.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Tax laws are complex and subject to varying interpretations. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year. Proposed adjustments

Cardinal Health | Q1 Fiscal 2022 Form 10-Q	22

Other
in ongoing audits may adversely affect our effective tax rate or tax payments.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
July 2022	775	$54.32	—	$2,743
Aug 2022	562	68.03	—	2,743
Sept 2022	11,987,022	66.74	11,986,815	1,943
Total	11,988,359	$66.74	11,986,815	$1,943
(1)Reflects 775, 562 and 207 common shares purchased in July, August and September 2022, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On September 14, 2022, we entered into an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $1.0 billion and received an initial delivery of 12.0 million common shares using a reference price of $66.74. The ASR program is expected to conclude in the second quarter of fiscal 2023. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024. As of September 30, 2022, we have $1.9 billion authorized for share repurchases remaining under this program. The ASR program is expected to reduce the amount remaining under our existing share repurchase authorization to approximately $1.7 billion when concluded.

23	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2022	2021
Revenue	$49,603	$43,968
Cost of products sold	47,989	42,326
Gross margin	1,614	1,642

Operating expenses:
Distribution, selling, general and administrative expenses	1,197	1,114
Restructuring and employee severance	29	18
Amortization and other acquisition-related costs	71	79
Impairments and (gain)/loss on disposal of assets, net	153	(2)
Litigation (recoveries)/charges, net	27	18
Operating earnings	137	415

Other (income)/expense, net	2	(4)
Interest expense, net	25	40
Loss on early extinguishment of debt	—	10
Earnings before income taxes	110	369

Provision for/(benefit from) income taxes	(1)	97
Net earnings	111	272

Less: Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Cardinal Health, Inc.	$110	$271

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.41	$0.94
Diluted	0.40	0.94

Weighted-average number of common shares outstanding:
Basic	271	287
Diluted	273	289

Cash dividends declared per common share	$0.4957	$0.4908
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	24

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(in millions)	2022	2021
Net earnings	$111	$272

Other comprehensive loss:
Foreign currency translation adjustments and other	(58)	(25)
Net unrealized gain/(loss) on derivative instruments, net of tax	(4)	(2)
Total other comprehensive loss, net of tax	(62)	(27)

Total comprehensive income	49	245

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$48	$244
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	25

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	September 30, 2022	June 30, 2022
Assets	(Unaudited)
Current assets:
Cash and equivalents	$3,492	$4,717
Trade receivables, net	11,039	10,561
Inventories, net	15,891	15,636
Prepaid expenses and other	2,274	2,021
Total current assets	32,696	32,935

Property and equipment, net	2,339	2,361
Goodwill and other intangibles, net	7,367	7,629
Other assets	985	953
Total assets	$43,387	$43,878

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$28,362	$27,128
Current portion of long-term obligations and other short-term borrowings	578	580
Other accrued liabilities	2,619	2,842
Total current liabilities	31,559	30,550

Long-term obligations, less current portion	4,689	4,735
Deferred income taxes and other liabilities	8,919	9,299

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at September 30, 2022 and June 30,2022	2,576	2,813
Accumulated deficit	(301)	(280)
Common shares in treasury, at cost: 65 million shares and 54 million shares at September 30, 2022 and June 30, 2022, respectively	(3,880)	(3,128)
Accumulated other comprehensive loss	(176)	(114)
Total Cardinal Health, Inc. shareholders' deficit	(1,781)	(709)
Noncontrolling interests	1	3
Total shareholders’ deficit	(1,780)	(706)
Total liabilities and shareholders’ deficit	$43,387	$43,878
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	26

Financial Statements
Condensed Consolidated Statements of Shareholders' Equity/(Deficit)
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity/(Deficit)
(in millions)	Shares Issued	Amount	Retained Earnings/(Accumulated Deficit)	Shares	Amount
	Three Months Ended September 30, 2022
Balance at June 30, 2022	327	$2,813	$(280)	(54)	$(3,128)	$(114)	$3	$(706)
Net earnings			110				1	111
Other comprehensive loss, net of tax						(62)		(62)
Purchase of noncontrolling interests							(2)	(2)
Employee stock plans activity, net of shares withheld for employee taxes	—	(37)		1	48			11
Share repurchase program activity		(200)		(12)	(800)			(1,000)
Dividends declared			(131)					(131)
Other							(1)	(1)
Balance at September 30, 2022	327	$2,576	$(301)	(65)	$(3,880)	$(176)	$1	$(1,780)

	Three Months Ended September 30, 2021
Balance at June 30, 2021	327	2,806	$1,205	(36)	$(2,186)	$(34)	$3	$1,794
Net earnings			271				1	272
Other comprehensive loss, net of tax						(27)		(27)
Employee stock plans activity, net of shares withheld for employee taxes	—	(40)		1	39			(1)
Share repurchase program activity		(100)		(8)	(400)			(500)
Dividends declared			(141)					(141)
Other							(1)	(1)
Balance at September 30, 2021	327	$2,666	$1,335	(43)	$(2,547)	$(61)	$3	$1,396
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	27

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net earnings	$111	$272

Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	171	168
Impairments and (gain)/loss on disposal of assets, net	153	(2)
Loss on early extinguishment of debt	—	10
Share-based compensation	23	24
Provision for bad debts	29	12
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(508)	(214)
Increase in inventories	(264)	(129)
Increase/(decrease) in accounts payable	1,234	(292)
Other accrued liabilities and operating items, net	(926)	(495)
Net cash provided by/(used in) operating activities	23	(646)

Cash flows from investing activities:
Proceeds from divestitures, net of cash sold	—	927
Additions to property and equipment	(70)	(67)
Proceeds from disposal of property and equipment	2	—
Purchases of investments	(3)	(2)
Proceeds from investments	1	4
Net cash provided by/(used in) investing activities	(70)	862

Cash flows from financing activities:
Reduction of long-term obligations	(7)	(587)
Net tax withholdings from share-based compensation	(14)	(28)
Dividends on common shares	(142)	(149)
Purchase of treasury shares	(1,000)	(500)
Net cash used in financing activities	(1,163)	(1,264)

Effect of exchange rate changes on cash and equivalents	(15)	(5)
Cash reclassified from assets held for sale	—	109

Net decrease in cash and equivalents	(1,225)	(944)
Cash and equivalents at beginning of period	4,717	3,407
Cash and equivalents at end of period	$3,492	$2,463
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	28

Notes to Financial Statements
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our condensed consolidated financial statements include the accounts of all majority-owned or consolidated subsidiaries, and all significant intercompany transactions and amounts have been eliminated. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively.
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2023 and 2022 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2023 and June 30, 2022, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2023 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the "2022 Form 10-K").
Recently Issued Financial Accounting Standards Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our condensed consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2022 Form 10-K. There were no accounting standards issued in fiscal 2023 that will have a material impact on our condensed consolidated financial statements.
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the three months ended September 30, 2022.

2. Divestitures
In August 2021, we sold the Cordis business to Hellman & Friedman for proceeds of $923 million, net of cash transferred, and we retained certain working capital accounts. Cardinal Health also retained product liability associated with lawsuits and claims related to the Cordis OptEase and TrapEase inferior vena cava ("IVC") filter products in the U.S. and Canada, as well as authority for these matters discussed in Note 6. The Cordis business operated within our Medical segment.

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30,
(in millions)	2022	2021
Employee-related costs	$19	$8
Facility exit and other costs	10	10
Total restructuring and employee severance	$29	$18

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of accelerated depreciation, costs associated with vacant facilities, professional, project management and other service fees to support divestitures, vendor transition fees, project consulting fees, and certain other divestiture-related costs.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	29

Notes to Financial Statements

During the three months ended September 30, 2022 and 2021, restructuring costs primarily related to the implementation of certain enterprise-wide cost-savings measures. During the three months ended September 30, 2021, restructuring also included costs related to the divestiture of the Cordis business.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2022	$56	$10	$66
Additions	20	3	23
Payments and other adjustments	(11)	(10)	(21)
Balance at September 30, 2022	$65	$3	$68

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical (1)	Total
Balance at June 30, 2022	$2,673	$3,182	$5,855
Foreign currency translation adjustments and other	—	(26)	(26)
Goodwill impairment	—	(154)	(154)
Balance at September 30, 2022	$2,673	$3,002	$5,675
(1)At September 30, 2022, the Medical segment accumulated goodwill impairment loss was $3.6 billion.
During the three months ended September 30, 2022, the Medical Unit continued to experience adverse financial results related to inflationary impacts and PPE demand and pricing. Due to the risks and uncertainties related to these impacts and an increase in the risk-free interest rate used in the discount rate, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit.
Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a discount rate of 10.5 percent and a terminal growth rate of 2 percent), and market-based approaches. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $154 million for the Medical Unit, which was recognized during the three months ended September 30, 2022 and is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. This impairment charge was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. The carrying value of the Medical Unit at September 30, 2022 after recognizing the impairment charge was $6.7 billion, of which $1.8 billion was goodwill.
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2022
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11	N/A
Total indefinite-life intangibles	11	—	11	N/A

Definite-life intangibles:
Customer relationships	3,206	2,157	1,049	10
Trademarks, trade names and patents	546	361	185	8
Developed technology and other	1,037	590	447	9
Total definite-life intangibles	4,789	3,108	1,681	9
Total other intangible assets	$4,800	$3,108	$1,692	N/A

	June 30, 2022
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	3,272	2,165	1,107
Trademarks, trade names and patents	552	360	192
Developed technology and other	1,038	574	464
Total definite-life intangibles	4,862	3,099	1,763
Total other intangible assets	$4,873	$3,099	$1,774
Total amortization of intangible assets was $71 million and $78 million for the three months ended September 30, 2022 and 2021, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2023 through 2027 is as follows: $212 million, $258 million, $233 million, $206 million, and $174 million.

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	30

Notes to Financial Statements

5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.3 billion at both September 30, 2022 and June 30, 2022. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $28.4 billion and $27.1 billion at September 30, 2022 and June 30, 2022, respectively.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2022, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2025. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. At September 30, 2022, we were in compliance with this financial covenant.

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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Because of the Second Circuit ruling, we recorded an aggregate accrual of $41 million for calendar years 2017 and 2018 during the fiscal year ended June 30, 2021 based on the probable estimated payment amount. In the second quarter of fiscal year 2022, we paid the State of New York $20 million, our portion of the assessment for calendar year 2017. As a result, at September 30, 2022, we had an accrual of $20 million, which reflects our best estimate of the portion of the assessment that we may owe for sales during calendar year 2018.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters.
From time to time, we determine that products we source, manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	31

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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net, in our condensed consolidated statements of earnings; however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit. For example, in the second quarter of fiscal year 2022, our
Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Opioid Lawsuits and Investigations
States & Political Subdivisions
National Settlement
As previously disclosed, in February 2022, we, along with two other national distributors (collectively, the "Distributors") independently approved a settlement and settlement agreement (the "Settlement Agreement") to settle the vast majority of opioid lawsuits and claims brought by states and other political subdivisions. The Settlement Agreement became effective on April 2, 2022.
In addition to the Distributors, parties to the Settlement Agreement include 46 states, the District of Columbia and 5 U.S. territories. As of November 3, 2022, over 99 percent of political subdivisions (by population as calculated under the Settlement Agreement) that had brought opioid-related suits against us had chosen to join the Settlement Agreement or have had their claims addressed by state legislation.
Under this Settlement Agreement, we will pay up to approximately $6.0 billion, the majority of which is expected to be paid over 18 years. The Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs. For more information on the terms of the Settlement Agreement, refer to our 2022 Form 10-K. As a result of the Settlement Agreement, most lawsuits brought against us by states and other political subdivisions have been dismissed and we expect additional lawsuits to be dismissed over the coming months. We continue to engage in resolution discussions with certain non-participating political subdivisions and intend to defend ourselves vigorously against all remaining lawsuits.
Other Settlements
West Virginia subdivisions and Native American tribes were not a part of the national settlement, and we had separate negotiations with these groups. A bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington against the Distributors concluded in July 2021. In July 2022, a judgment in favor of the Distributors was entered. In July 2022, the Distributors reached an agreement to settle the opioid-related claims of the majority of the remaining West Virginia subdivisions. Under this agreement, we have agreed to pay eligible West Virginia subdivisions up to approximately $124 million over an eleven-year period. This agreement became effective in October 2022 when all participating subdivisions dismissed their cases.
In May and June 2022, the Distributors reached agreements with the States of Washington and Oklahoma, respectively, to resolve the opioid-related claims of those states and their political subdivisions. Under these agreements, Cardinal Health agreed to pay approximately $160 million to the State of Washington and its participating subdivisions and approximately $95 million to the

32	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Notes to Financial Statements
State of Oklahoma and its participating subdivisions. These amounts are consistent with the amounts that would have been allocated to Washington and Oklahoma under the Settlement Agreement. The terms of these agreements are consistent with the terms of the Settlement Agreement.
As of October 2022, a sufficient number of subdivisions in each state had agreed to join their respective agreement, and the court in each state ordered the cases to be dismissed. We are in the process of finalizing the consent judgments in each state, and each agreement will become effective upon the entry of the relevant consent judgment. When each of these agreements is finalized, Washington and Oklahoma will become subject to the Settlement Agreement and 48 of 49 states will then be subject to the Settlement Agreement.
We are engaged in resolution discussions with the Attorney General for the State of Alabama.
In January 2022, the Distributors entered into a term sheet with Native American tribes to resolve their opioid claims. In October 2022, we executed a final settlement agreement with the Native American Tribes, pursuant to which we will pay up to approximately $136 million over five years. In connection with this settlement, the court entered dismissals for the Native American tribes' cases.
During the three months ended September 30, 2022, we made our second annual payment of $372 million under the Settlement Agreement. In total, we have $6.03 billion accrued at September 30, 2022, of which $608 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
Private Plaintiffs
The Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 454 lawsuits as of October, 2022. Of these, 151 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs.
A trial in a case involving 21 plaintiffs began in state court in Georgia in July 2022. A mistrial was declared shortly thereafter due to rising COVID-19 cases and a new trial date has been set for January 2023. We are vigorously defending ourselves in all of these matters; however, trials are inherently unpredictable and it is possible that an unfavorable outcome in these matters, individually or in the aggregate, could have a negative impact on our financial results.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related their respective obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. We have not recorded a receivable for any recoveries related to these insurance litigation matters as of September 30, 2022.
Cordis IVC Filter Matters
Product Liability Lawsuits
As of November 3, 2022, we are named as a defendant in 450 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,215 plaintiffs that allege personal injuries associated with the use of IVC filter products. Another 7 lawsuits involving similar claims by approximately 8 plaintiffs are pending in other jurisdictions. In August 2021, the Attorney General for the State of New Mexico filed an action against certain IVC filter manufacturers, including us, alleging claims under New Mexico's Unfair Practices Act, Medicaid Fraud Act and Fraud Against Taxpayers Act. The allegations are similar to those made in the product liability lawsuits.
These lawsuits seek a variety of remedies, including unspecified monetary damages. In July 2021, we entered into an agreement to settle approximately 1,300 product liability claims. As a result, certain lawsuits have been dismissed and we expect additional lawsuits to be dismissed over the coming months. We continue to vigorously defend ourselves in the remaining lawsuits and are engaged in ongoing resolution discussions with certain plaintiffs.
At September 30, 2022, we had a total of $527 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $1.07 billion, net of estimated insurance

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	33

Notes to Financial Statements
recoveries. The divestiture of the Cordis business did not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by making misrepresentations and omissions related to the acquisition integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleges that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. In September 2021, the court denied our motion to dismiss. In September 2022, the court entered an order staying the case while the parties participate in mediation. We continue to vigorously defend ourselves against these claims.
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
Active Pharmaceutical Ingredient Impurity Litigation
Many participants in the pharmaceutical supply chain, including active pharmaceutical ingredient ("API") manufacturers, finished dose manufacturers, repackagers, distributors, and retailers have been named as defendants in lawsuits arising out of recalls of certain medications due to alleged impurities in the active pharmaceutical ingredients or finished product. We have been named as a defendant in an MDL alleging API impurities in certain generic blood pressure medications; however we no longer believe that these matters are material to us and we will no longer report on them.
Antitrust Litigation Proceeds
In October 2022, we received net cash proceeds resulting from the settlements of a lawsuit in which we were a class member or plaintiff of approximately $66 million, which will be recognized in litigation (recoveries)/charges, net, during the three months ending December 31, 2022.
7. Income Taxes
Fluctuations in our provision for/(benefit from) income taxes as a percentage of our pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Tax Effects of Goodwill Impairment Charge
During the three months ended September 30, 2022, we recognized a $154 million pre-tax charge for goodwill impairment related to the Medical Unit. The net tax benefit related to this charge is $12 million for fiscal 2023.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings before income taxes for the year-to-date period to compute our benefit from income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
The tax effect of the goodwill impairment charge during the three months ended September 30, 2022 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2023. Applying the higher tax rate to pre-tax earnings for three months ended September 30, 2022 resulted in recognizing an incremental interim tax benefit of approximately $22 million, which impacted the benefit from income taxes in the condensed consolidated statements of earnings during the three months ended September 30, 2022 and prepaid expenses and other assets in the condensed consolidated balance sheets at September 30, 2022. This interim tax benefit will reverse in future quarters of fiscal 2023.
Effective Tax Rate
During the three months ended September 30, 2022 and 2021, the effective tax rate was (0.7) percent and 26.3 percent, respectively. The effective tax rate for the three months ended September 30, 2022 reflects the impact of tax benefits from decreases in valuation allowances on net operating loss carryforwards and certain other discrete items.
Unrecognized Tax Benefits
We had $940 million and $943 million of unrecognized tax benefits at September 30, 2022 and June 30, 2022, respectively. Both the September 30, 2022 and June 30, 2022 balances include $858

34	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Notes to Financial Statements
million of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
At September 30, 2022 and June 30, 2022, we had $49 million and $48 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $75 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2016 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $77 million and $75 million at September 30, 2022 and June 30, 2022 respectively, and is included in other assets in the condensed consolidated balance sheets.

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,477	$—	$—	$1,477
Other investments (1)	88	—	—	88
Liabilities:
Forward contracts (2)	—	(5)	—	(5)

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,425	$—	$—	$2,425
Other investments (1)	97	—	—	97
Forward contracts (2)	—	15	—	15
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

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	35

Notes to Financial Statements
Interest Rate Risk Management
We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on cash flows and the market value of our borrowings. We utilize a mix of debt maturities on our fixed-rate debt to manage changes in interest rates. In addition, we enter into interest rate swaps to further manage our exposure to interest rate variations related to our borrowings and to lower our overall borrowing costs.
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three months ended September 30, 2022 and 2021, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During three months ended September 30, 2022 and 2021, we entered into pay-floating interest rate swaps with total notional amounts of $200 million and $100 million, respectively. These swaps were designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
Pre-tax gains recognized in other comprehensive loss were $4 million for the three months ended September 30, 2022. Pre-tax gains recognized in other comprehensive loss were immaterial for the three months ended September 30, 2021. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three months ended September 30, 2022 and 2021. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
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
Pre-tax gains from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were $22 million and a $5 million for the three months ended September 30, 2022 and 2021, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $4 million and $6 million during the three months ended September 30, 2022 and 2021, respectively.

36	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Notes to Financial Statements
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $6 million loss and an immaterial gain during the three months ended September 30, 2022 and 2021, respectively. The principal currencies managed through foreign currency contracts are the Canadian dollar, Euro, Chinese renminbi, Indian rupee and Thai baht.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2022 and June 30, 2022 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2022	June 30, 2022
Estimated fair value	$4,838	$5,049
Carrying amount	5,267	5,315
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Equity/(Deficit)
During the three months ended September 30, 2022, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $1.0 billion. We received an initial delivery of 12.0 million common shares using a reference price of $66.74. The program is expected to conclude in the second quarter of fiscal 2023.
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
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(102)	$(12)	$(114)
Other comprehensive loss, before reclassifications	(58)	(2)	(60)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $7 million	(58)	(4)	(62)
Balance at September 30, 2022	$(160)	$(16)	$(176)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(46)	$12	$(34)
Other comprehensive loss, before reclassifications	(25)	(1)	(26)
Amounts reclassified to earnings	—	(1)	(1)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax	(25)	(2)	(27)
Balance at September 30, 2021	$(71)	$10	$(61)

11. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30,
(in millions)	2022	2021
Weighted-average common shares–basic	271	287
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	2	2
Weighted-average common shares–diluted	273	289
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for both

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	37

Notes to Financial Statements

the three months ended September 30, 2022 and 2021 were 4 million.
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
Our Pharmaceutical segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; operates nuclear pharmacies and radiopharmaceutical manufacturing facilities; and connects pharmacists, payers and pharmaceutical companies and delivers health solutions for medication therapy management, digital patient engagement and telepharmacy; and repackages generic pharmaceuticals and over-the-counter healthcare products.
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
Revenue
The following table presents revenue for each reportable segment, disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended September 30,
(in millions)	2022	2021
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$45,547	$39,614
Nuclear and Precision Health Solutions (3)	281	208
Pharmaceutical segment revenue	45,828	39,822
Medical distribution and products (4)	3,140	3,567
Cardinal Health at-Home Solutions	638	582
Medical segment revenue	3,778	4,149
Total segment revenue	49,606	43,971
Corporate (5)	(3)	(3)
Total revenue	$49,603	$43,968
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services".
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Increase from prior year primarily relates to new product launches and, to a lesser extent, the impact of a change in revenue recognition presentation from agent to principal for certain customer contracts.
(4)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(5)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

	Three Months Ended September 30,
(in millions)	2022	2021
United States	$48,477	$42,841
International	1,129	1,130
Total segment revenue	49,606	43,971
Corporate (1)	(3)	(3)
Total revenue	$49,603	$43,968
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

Cardinal Health | Q1 Fiscal 2020 Form 10-Q	38

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
•surgical gown recall costs/(income);
•shareholder cooperation agreement costs;
•state opioid assessment related to prior fiscal years;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•impairments and (gain)/loss on disposal of assets, net;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•(gain)/loss on sale of equity interest in naviHealth; or
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $6 million and $7 million for the three months ended September 30, 2022 and 2021, respectively.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2022	2021
Pharmaceutical	$431	$406
Medical	(8)	123
Total segment profit	423	529
Corporate	(286)	(114)
Total operating earnings	$137	$415
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2022	June 30, 2022
Pharmaceutical	$27,253	$26,409
Medical	11,338	11,632
Corporate	4,796	5,837
Total assets	$43,387	$43,878

13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2022	2021
Restricted share unit expense	$17	$18
Performance share unit expense	6	6
Total share-based compensation	$23	$24
The total tax benefit related to share-based compensation was $3 million and $4 million for the three months ended September 30, 2022 and 2021, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2022	2.7	$46.03
Granted	1.2	69.95
Vested	(1.2)	49.62
Canceled and forfeited	(0.2)	54.94
Nonvested at September 30, 2022	2.5	$59.43
At September 30, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $119 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 240 percent of the target award amount for the fiscal 2020 and 2021 grants and zero to 234 percent for the fiscal 2022 and 2023 grants. Performance share

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	39

Notes to Financial Statements

units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2022	1.2	$54.32
Granted	0.3	76.79
Vested	(0.4)	59.04
Canceled and forfeited	(0.2)	57.50
Nonvested at September 30, 2022	0.9	$72.01
At September 30, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $28 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.

40	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to Cardinal Health's Quarterly Report on Form 10-Q filed on November 9, 2021, File No. 1-11373
10.1
Cooperation Agreement, dated as of September 5, 2022, by and among Cardinal Health, Inc., Elliott Associates, L.P. and Elliott International, L.P. (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on September 6, 2022, File No. 1-11373)

10.2
Sixth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated September 30, 2022 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 4, 2022, File No. 1-11373)

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

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	41

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	24
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4	Controls and Procedures	20

	Part II. Other Information
Item 1	Legal Proceedings	21
Item 1A	Risk Factors	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	41
	Signatures	43

N/A	Not applicable

42	Cardinal Health | Q1 Fiscal 2023 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 4, 2022	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ PATRICIA M. ENGLISH
Patricia M. English
Chief Financial Officer

Cardinal Health | Q1 Fiscal 2023 Form 10-Q	43