Form 10-Q
period 2022-12-31
CARDINAL HEALTH INC
filed 2023-02-02
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2023, was the following: 257,639,059.

Cardinal Health Q2 Fiscal 2023 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (our “2022 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at December 31, 2022 and June 30, 2022, and in our condensed consolidated statements of earnings/(loss) for the three and six months ended December 31, 2022 and 2021. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2022 Form 10-K.

2	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

During the three and six months ended December 31, 2022, revenue increased 13 percent to $51.5 billion and $101.1 billion, respectively, primarily due to branded and specialty pharmaceutical sales growth from existing and net new customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2022	2021	Change	2022	2021	Change
GAAP operating earnings/(loss)	$(119)	$(950)	(87)%	$18	$(535)	N.M.
Surgical gown recall costs/(income)	—	1		—	1
State opioid assessment related to prior fiscal years	(6)	—		(6)	—
Shareholder cooperation agreement costs	2	—		8	—
Restructuring and employee severance	17	7		46	25
Amortization and other acquisition-related costs	71	79		142	158
Impairments and (gain)/loss on disposal of assets, net	710	1,295		863	1,293
Litigation (recoveries)/charges, net	(207)	34		(180)	52
Non-GAAP operating earnings	$467	$467	—%	$891	$994	(10)%
The sum of the components and certain computations may reflect rounding adjustments.
We had a GAAP operating loss of $119 million and GAAP operating earnings of $18 million during the three and six months ended December 31, 2022, respectively, which included the impact of pre-tax non-cash goodwill impairment charges related to the Medical segment of $709 million and $863 million, respectively.
We had GAAP operating losses of $950 million and $535 million during the three and six months ended December 31, 2021, respectively, which included the impact of a pre-tax non-cash goodwill impairment charge related to the Medical segment of $1.3 billion.
See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail related to goodwill impairment.
Non-GAAP operating earnings during the three months ended December 31, 2022 was flat primarily due to an increase in Pharmaceutical segment profit largely driven by an increased contribution from branded pharmaceutical and specialty pharmaceutical products, mostly offset by a decrease in Medical segment profit largely resulting from lower volumes in products and distribution.
Non-GAAP operating earnings during six months ended December 31, 2022 decreased 10 percent primarily due to a decrease in Medical segment profit largely resulting from lower volumes in products and distribution and net inflationary impacts, which primarily related to increased transportation and commodities costs, partially offset by price increases. This decrease was partially offset by an increase in Pharmaceutical segment profit primarily driven by the performance of our generics program.

3	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2022 (2)	2021	Change	2022 (2)	2021	Change
GAAP diluted EPS (1)	$(0.50)	$0.17	N.M.	$(0.08)	$1.12	N.M.
State opioid assessment related to prior fiscal years	(0.02)	—		(0.02)	—
Shareholder cooperation agreement costs	0.01	—		0.02	—
Restructuring and employee severance	0.05	0.02		0.13	0.07
Amortization and other acquisition-related costs	0.20	0.21		0.40	0.41
Impairments and (gain)/loss on disposal of assets, net (3)	2.06	0.77		2.46	0.78
Litigation (recoveries)/charges, net	(0.48)	0.10		(0.39)	0.15
Loss on early extinguishment of debt	—	—		—	0.03
Non-GAAP diluted EPS (1)	$1.32	$1.27	4%	$2.52	$2.56	(2)%
The sum of the components and certain computations may reflect rounding adjustments.
The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."
(1)Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS").
(2)For the three and six months ended December 31, 2022, GAAP diluted EPS and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 261 million and 266 million common shares, respectively, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the periods. For the three and six months ended December 31, 2022, non-GAAP diluted EPS is calculated using a weighted average of 263 million and 268 million common shares, which includes potentially dilutive shares.
(3)Impairments and (gain)/loss on disposal of assets, net included pre-tax impairment charges related to the Medical segment of $709 million and $863 million recorded during the three and six months ended December 31, 2022, respectively. For fiscal 2023, the estimated net tax benefit related to the impairments is $68 million and is included in the annual effective tax rate. As a result, the amount of tax benefit increased approximately by an incremental $118 million and $140 million for the three and six months ended December 31, 2022, respectively, and is expected to increase the provision for income taxes during the remainder of the fiscal year.
During the three and six months ended December 31, 2021, impairments and (gain)/loss on disposal of assets, net included a pre-tax impairment charge of $1.3 billion related to the Medical segment. For fiscal 2022, the estimated net tax benefit related to the impairment was $92 million and was included in the annual effective tax rate. As a result, the amount of tax benefit in the second quarter increased by approximately an incremental $1.0 billion and significantly increased the provision for income taxes during the remainder of fiscal 2022.
GAAP diluted EPS was adversely impacted by the goodwill impairment charges related to the Medical segment, which had a $(2.05) and $(2.46) per share after-tax impact during the three and six months ended December 31, 2022, respectively, and a $(0.77) and $(0.76) per share after tax impact during the three and six months ended December 31, 2021, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A, and Note 4 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. GAAP EPS during the three and six months ended December 31, 2022 also includes the favorable impact of litigation recoveries as described further in the "Results of Operations" section of this MD&A and Note 6 of "Notes to Condensed Consolidated Financial Statements."
During the three months ended December 31, 2022, non-GAAP diluted EPS increased 4 percent to $1.32 per share, due to a lower share count as a result of share repurchases, partially offset by unfavorable changes in discrete tax items.
During the six months ended December 31, 2022, non-GAAP diluted EPS decreased 2 percent to $2.52 per share due to the factors impacting non-GAAP operating earnings discussed above, partially offset by a lower share count as a result of share repurchases and net favorable changes in discrete tax items.
Cash and Equivalents

Our cash and equivalents balance was $3.7 billion at December 31, 2022 compared to $4.7 billion at June 30, 2022. During the six months ended December 31, 2022, net cash provided by operating activities was $620 million, which includes the impact of our second annual payment of $372 million related to the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "Settlement Agreement"). In addition, during the six months ended December 31, 2022, we deployed $1.3 billion for share repurchases and $271 million for cash dividends.

4	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2023 and Trends
Inflationary Impacts

Medical segment profit was negatively affected by inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities and labor during the three and six months ended December 31, 2022 and on a year-over-year basis.
We expect these inflationary impacts to continue to adversely affect Medical segment profit in fiscal 2023 and beyond. In order to mitigate this impact, we have implemented certain price increases and are also evolving our pricing and commercial contracting processes to provide us with greater pricing flexibility. These inflationary costs are difficult to predict and may be greater than we expect or continue longer than our current expectations. In the event these costs decrease, the benefit to Medical segment profit will be delayed until the higher-cost inventory has moved through our supply chain. Our plans to continue to increase prices and evolve our contracting strategies are subject to contingencies and uncertainties and it is possible that our results of operations will be adversely impacted to a greater extent than we currently anticipate or that we may not be able to mitigate the negative impact to the extent or on the timeline we anticipate.
To a lesser extent, inflationary impacts, primarily related to increased transportation and labor costs, also adversely affected Pharmaceutical segment profit during the three and six months ended December 31, 2022 and on a year-over-year basis. We expect these inflationary supply chain costs to continue to adversely impact Pharmaceutical segment profit during the remainder of fiscal 2023 on a year-over-year basis, but to a lesser extent than during the six months ended December 31, 2022.

PPE Demand and Pricing

Personal protective equipment ("PPE") refers to protective clothing, medical gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness.
PPE adversely impacted Medical segment revenue during the three and six months ended December 31, 2022 and on a year-over-year basis, primarily due to declines in pricing and volumes.
Medical segment profit was favorably impacted during the three and six months ended December 31, 2022 and on a year-over-year basis by a net positive contribution from PPE, primarily driven by decreased costs.
The demand and pricing for PPE is subject to risks and uncertainties, which may continue to impact Medical segment revenue, Medical segment profit and consolidated operating earnings/(loss) during the remainder of fiscal 2023.

Medical Goodwill

Due to certain reductions in our long-term financial plan assumptions made during the three months ended December 31, 2022, including those related to Cardinal Health branded medical products sales growth, we performed interim goodwill impairment testing for the Medical operating segment (excluding our Cardinal Health at-Home Solutions division) (the “Medical Unit”) at December 31, 2022. This testing resulted in a pre-tax goodwill impairment charge of $709 million.
During the three months ended September 30, 2022, we performed interim goodwill impairment testing for the Medical Unit, which resulted in a pre-tax goodwill impairment charge of $154 million, primarily due to an increase in the risk-free interest rate.
The cumulative pre-tax goodwill impairment charges of $863 million were recognized in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss) for the six months ended December 31, 2022. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
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

5	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Overview
independent directors, including a representative from Elliott, and (2) formed an advisory Business Review Committee of the Board, which is tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations.
The evaluation and implementation of any actions recommended by the Business Review Committee and the Board may impact our financial position and results of operations during the remainder of fiscal 2023 and beyond. In addition, during the three and six months ended December 31, 2022, we incurred $2 million and $8 million, respectively, of expenses related to the negotiation and finalization of the Cooperation Agreement and other consulting expenses. We expect to incur additional legal, consulting and other expenses related to the Cooperation Agreement and the activities of the Business Review Committee during the remainder of fiscal 2023. See "Risk Factors" section for additional detail related to risks associated with the Cooperation Agreement.

Pharmaceutical Segment Generics Program

The performance of our Pharmaceutical segment generics program positively impacted the year-over-year comparison of Pharmaceutical segment profit during the three and six months ended December 31, 2022. The Pharmaceutical segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health") and generic pharmaceutical contract manufacturing and sourcing costs. During the three and six months ended December 31, 2022, generic pharmaceutical contract manufacturing inventory-related charges adversely impacted the performance of our generics program.
The frequency, timing, magnitude and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharmaceutical segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharmaceutical segment profit and consolidated operating earnings/(loss) during the remainder of fiscal 2023.

6	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2022	2021	Change	2022	2021	Change
Pharmaceutical	$47,673	$41,375	15%	$93,501	$81,197	15%
Medical	3,797	4,085	(7)%	7,575	8,234	(8)%
Total segment revenue	51,470	45,460	13%	101,076	89,431	13%
Corporate	(1)	(3)	N.M.	(4)	(6)	N.M.
Total revenue	$51,469	$45,457	13%	$101,072	$89,425	13%
Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three and six months ended December 31, 2022 primarily due to branded and specialty pharmaceutical sales growth from existing and net new customers, which together increased revenue by $6.2 billion and $12.2 billion, respectively.
Medical Segment
Medical segment revenue decreased during the three and six months ended December 31, 2022 primarily due to lower sales within products and distribution, which includes an adverse impact from PPE pricing and volumes, and was partially offset by sales growth in at-Home Solutions.
Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2022 increased 14 percent to $49.8 billion and 13 percent to $97.8 billion, respectively, compared to the prior-year periods due to the factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2022	2021	Change	2022	2021	Change
Gross margin	$1,663	$1,616	3%	$3,277	$3,258	1%
Gross margin increased during the three and six months ended December 31, 2022 primarily due to the Pharmaceutical segment, which included the performance of our generics program and a higher contribution from branded and specialty pharmaceutical products. During the six months ended December 31, 2022, the increase in gross margin due to the Pharmaceutical segment was partially offset by the adverse impact of lower volumes within products and distribution in the Medical segment.
Gross margin rate declined 33 basis points and 40 basis points during the three and six months ended December 31, 2022, respectively, mainly due to changes in overall product mix, primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2022	2021	Change	2022	2021	Change
SG&A expenses	$1,191	$1,151	3%	$2,388	$2,265	5%
During the three and six months ended December 31, 2022, SG&A expenses increased largely due to inflationary impacts, primarily related to increased transportation and labor costs, and higher operating expenses, partially offset by the beneficial impact of enterprise-wide cost-savings measures.
During the three and six months ended December 31, 2022, we incurred $2 million and $8 million of expenses primarily related to the finalization of the Cooperation Agreement. See the Significant Developments in Fiscal 2023 and Trends section in this MD&A for additional detail related to the Cooperation Agreement.
During the three and six months ended December 31, 2022, we recorded $6 million of income to reduce our accrual for the assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2018 to the amount invoiced. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

8	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2022	2021	Change	2022	2021	Change
Pharmaceutical	$464	$426	9%	$895	$832	8%
Medical	17	50	(66)%	9	173	(95)%
Total segment profit	481	476	1%	904	1,005	(10)%
Corporate	(600)	(1,426)	N.M.	(886)	(1,540)	N.M.
Total consolidated operating earnings/(loss)	$(119)	$(950)	(87)%	$18	$(535)	N.M.
Pharmaceutical Segment Profit
Pharmaceutical segment profit increased during the three and six months ended December 31, 2022 primarily due to increased contribution from branded and specialty pharmaceutical products and the performance of our generics program, partially offset by inflationary impacts, primarily related to increased transportation and labor costs.
During the three and six months ended December 31, 2021, Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Medical Segment Profit
Medical segment profit decreased during the three and six months ended December 31, 2022 largely due to the lower volumes in products and distribution and net inflationary impacts, which primarily related to increased transportation and commodities costs, partially offset by price increases. Medical segment profit during the three months ended December 31, 2022 was favorably impacted by a net positive contribution from PPE, primarily driven by decreased costs.
Corporate
The changes in Corporate during the three and six months ended December 31, 2022 were due to the factors discussed in the Other Components of Consolidated Operating Earnings/(Loss) section that follows.

9	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2022	2021	2022	2021
Restructuring and employee severance	$17	$7	$46	$25
Amortization and other acquisition-related costs	71	79	142	158
Impairments and (gain)/loss on disposal of assets, net	710	1,295	863	1,293
Litigation (recoveries)/charges, net	(207)	34	(180)	52
Restructuring and Employee Severance
Restructuring and employee severance costs during the three and six months ended December 31, 2022 were primarily related to the implementation of certain enterprise-wide cost-savings measures. During the three months and six months ended December 31, 2021, restructuring also included costs related to the divestiture of the Cordis business.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $71 million and $79 million for the three months ended December 31, 2022 and 2021, respectively, and $142 million and $157 million for the six months ended December 31, 2022 and 2021, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
We recognized $709 million and $863 million of pre-tax non-cash goodwill impairment charges related to our Medical segment during the three and six months ended December 31, 2022, respectively, and $1.3 billion during the three and six months ended December 31, 2021, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
We recognized income of $93 million due to net proceeds from the settlement of a shareholder derivative litigation matter as described further in the Legal Proceedings section during the three and six months ended December 31, 2022.
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $66 million during the three and six months ended December 31, 2022, and of $17 million during the six months ended December 31, 2021.
We recognized net income of $46 million and $25 million during the three and six months ended December 31, 2022, respectively, to reduce the reserve for the estimated settlement and defense costs for the Cordis OptEase and TrapEase inferior vena cava ("IVC") product liability due to certain claim settlements and to reflect insurance recoveries received. During the three and six months ended December 31, 2021, we recognized estimated losses and legal defense costs associated with the IVC filter product liability claims of $13 million and $39 million, respectively. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2022	2021	Change	2022	2021	Change
Other (income)/expense, net	$(7)	$(13)	N.M.	$(5)	$(17)	N.M.
Interest expense, net	25	37	(32)%	50	77	(35)%
Loss on early extinguishment of debt	—	—	N.M.	—	10	N.M.
(Gain)/loss on sale of equity interest in naviHealth	—	(1)	N.M.	—	(1)	N.M.
Interest Expense, Net
During the three and six months ended December 31, 2022, interest expense decreased by 32 percent and 35 percent, respectively, primarily due to increased interest income from cash and equivalents.
Loss on Early Extinguishment of Debt
During the six months ended December 31, 2021, we recognized a $10 million loss in connection with the debt redemption as described further in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”

10	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Provision for/(Benefit from) Income Taxes

The effective tax rate was 5.4 percent and 105.0 percent during the three months ended December 31, 2022 and 2021, respectively, and 30.0 percent and 153.1 percent during the six months ended December 31, 2022 and 2021, respectively. These tax rates reflect the impact of the tax effects of the goodwill impairment charges recognized during the three and six months ended December 31, 2022 and 2021.
Tax Effects of Goodwill Impairment Charges
During the six months ended December 31, 2022, we recognized cumulative pre-tax goodwill impairment charges of $863 million related to the Medical Unit. The net tax benefit related to this charge is $68 million for fiscal 2023.
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
The tax effect of the goodwill impairment charges recorded during the six months ended December 31, 2022 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill significantly increased the estimated annual effective tax rate for fiscal 2023. Applying the higher tax rate to the pre-tax loss for the six months ended December 31, 2022 resulted in recognizing an incremental interim tax benefit of approximately $140 million, which impacted the benefit from income taxes in the condensed consolidated statements of earnings/(loss) during the six months ended December 31, 2022 and prepaid expenses and other assets in the condensed consolidated balance sheet at December 31, 2022. This incremental interim tax benefit will reverse in the future quarters of fiscal 2023.

11	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources (cash on hand and committed credit facilities) and projected operating cash flow, we have adequate capital resources to fund working capital needs; currently anticipated capital expenditures; currently anticipated business growth and expansion; contractual obligations and cash requirements; tax payments; current and projected debt service requirements, upcoming debt maturities, dividends and share repurchases; and known opioid litigation settlement payments. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $3.7 billion at December 31, 2022 compared to $4.7 billion at June 30, 2022.
During the six months ended December 31, 2022, net cash provided by operating activities was $620 million, which includes the impact of our second annual payment of $372 million related to the Settlement Agreement. For additional information, see Opioid Litigation Settlement Agreement section below. In addition, we deployed cash of $1.3 billion for share repurchases and $271 million for cash dividends.
At December 31, 2022, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at December 31, 2022 includes $605 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2022 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2022, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") through September 30, 2025.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2022, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
At both December 31, 2022 and June 30, 2022, we had total long-term obligations, including the current portion and other short-term borrowings, of $5.3 billion. We plan to repay our outstanding 3.2% Notes due 2023 at maturity in March 2023 with $550 million of available cash.

12	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlement Agreement
We had $5.89 billion accrued at December 31, 2022 related to certain opioid litigation, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to be spread over the next 17 years. The effective date of the Settlement Agreement was April 2, 2022. During the six months ended December 31, 2022, we made our second annual payment of $372 million under the Settlement Agreement. We expect to make subsequent annual payments under the Settlement Agreement every July for the 18-year term of the Settlement Agreement. The amounts of these future payments may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the six months ended December 31, 2022 and 2021 were $155 million and $141 million, respectively.

Dividends
On each of May 10, 2022, August 10, 2022, and November 8, 2022, our Board of Directors approved a quarterly dividend of $0.4957 per share, or $1.98 per share on an annualized basis, which were paid on July 15, 2022, October 17, 2022 and January 15, 2023 to shareholders of record on July 1, 2022, October 3, 2022 and January 3, 2023, respectively.
Share Repurchases
During the six months ended December 31, 2022, we repurchased $1.3 billion of our common shares, in the aggregate, under accelerated share repurchase ("ASR") programs. We funded the ASR programs with available cash. The ASR program initiated in the second quarter of fiscal 2023 concluded in the third quarter of fiscal 2023, which reduced the amount remaining under our existing share repurchase authorization to approximately $1.5 billion. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

13	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2022 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2022. There have been no subsequent material changes outside the ordinary course of business to those items.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2022. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2022 Form 10-K and our Form 10-Q for the quarter ended September 30, 2022.
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ, including due to the risks discussed in "Risk Factors" and other risks discussed in our 2022 Form 10-K and our other filings with the SEC since June 30, 2022.
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
Medical Unit Goodwill
Due to certain reductions in our long-term financial plan assumptions made during the three months ended December 31, 2022, including those related to Cardinal Health branded medical products sales growth, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in a pre-tax goodwill impairment charge of $709 million.
During the three months ended September 30, 2022, we performed quantitative goodwill impairment testing for the Medical Unit, which resulted in a pre-tax goodwill impairment charge of $154 million driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. The cumulative pre-tax goodwill impairment charges of $863 million were recognized in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss) for six months ended December 31, 2022.
Our determinations of the estimated fair value of the Medical Unit at December 31, 2022 and at September 30, 2022 were based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approaches. For the income-based approach, we used discount rates of 10.5 percent for both periods. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method.
In connection with the interim testing performed at December 31, 2022, we updated our long-term financial plan assumptions, including reductions related to the timing and magnitude of the impact of key initiatives related to optimizing and growing sales of Cardinal Health branded medical products. The impairment charge recognized during the three months ended December 31, 2022

14	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

MD&A	Other Items
was driven primarily by the impact of the reductions in our long-term financial plan assumptions.
The carrying value of the Medical Unit at December 31, 2022 after recognizing the impairment charge was $6.2 billion, of which $1.1 billion was goodwill. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.
While we consider these assumptions to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions during fiscal 2023 may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, including the execution of key initiatives related to optimizing and growing sales of Cardinal Health branded medical products, increasing growth in certain strategic divisions within our Medical segment, and driving simplification efforts and cost optimization projects, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our planned efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; manufacturing cost inefficiencies resulting from lower than anticipated sales volume; estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends. Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent to 11 percent or decrease the terminal growth rate by a hypothetical 1.75 percent to 0.25 percent, the fair value for the Medical Unit would have further decreased by approximately $250 million.
During the three months ended December 31, 2021, we performed quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in a pre-tax impairment charge of $1.3 billion recorded during the three months ended December 31, 2021.

15	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

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
•State opioid assessments related to prior fiscal years is the portion of state assessments for prescription opioid medications that were sold or distributed in periods prior to the period in which the expense is incurred. This portion is excluded from non-GAAP financial measures because it is retrospectively applied to sales in prior fiscal years and inclusion would obscure analysis of the current fiscal year results of our underlying, ongoing business. Additionally, while states' laws may require us to make payments on an ongoing basis, the portion of the assessment related to sales in prior periods are contemplated to be one-time, nonrecurring items. Income from state opioid assessments related to prior fiscal years represents reversals of accruals due to changes in estimates or when the underlying assessments were invalidated by a Court or reimbursed by manufacturers.
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

16	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
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
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, and (8) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, (9) loss on early extinguishment of debt and (10) (gain)/loss on sale of equity interest in naviHealth.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, (9) loss on early extinguishment of debt and (10) (gain)/loss on sale of equity interest in naviHealth, each net of tax.

17	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, (9) loss on early extinguishment of debt and (10) (gain)/loss on sale of equity interest in naviHealth divided by (earnings before income taxes adjusted for the ten items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

18	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/ (Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2022
GAAP	$(119)	(87)%	$(137)	$(7)	$(130)	N.M.	$(0.50)	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)	(4)		(0.02)
Shareholder cooperation agreement costs	2		2	1	1		0.01
Restructuring and employee severance	17		17	4	13		0.05
Amortization and other acquisition-related costs	71		71	18	53		0.20
Impairments and (gain)/loss on disposal of assets, net [3]	710		710	173	537		2.06
Litigation (recoveries)/charges, net	(207)		(207)	(83)	(124)		(0.48)
Non-GAAP	$467	—%	$450	$104	$346	(3)%	$1.32	4%
	Three Months Ended December 31, 2021
GAAP	$(950)	N.M.	$(973)	$(1,022)	$49	N.M.	$0.17	N.M.
Surgical gown recall costs/(income)	1		1	—	1		—
Restructuring and employee severance	7		7	2	5		0.02
Amortization and other acquisition-related costs	79		79	20	59		0.21
Impairments and (gain)/loss on disposal of assets, net [3]	1,295		1,295	1,080	215		0.77
Litigation (recoveries)/charges, net [4]	34		34	6	28		0.10
(Gain)/Loss on sale of equity interest in naviHealth	—		(1)	—	(1)		—
Non-GAAP	$467	(26)%	$443	$86	$357	(31)%	$1.27	(27)%
	Six Months Ended December 31, 2022
GAAP	$18	N.M.	$(27)	$(8)	$(20)	N.M.	$(0.08)	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)	(4)		(0.02)
Shareholder cooperation agreement costs	8		8	2	6		0.02
Restructuring and employee severance	46		46	10	36		0.13
Amortization and other acquisition-related costs	142		142	37	105		0.40
Impairments and (gain)/loss on disposal of assets, net [3]	863		863	207	656		2.46
Litigation (recoveries)/charges, net	(180)		(180)	(76)	(104)		(0.39)
Non-GAAP	$891	(10)%	$846	$170	$675	(7)%	$2.52	(2)%
	Six Months Ended December 31, 2021
GAAP	$(535)	N.M.	$(604)	$(925)	$320	(15)%	$1.12	(12)%
Surgical gown recall costs/(income)	1		1	—	1		—
Restructuring and employee severance	25		25	6	19		0.07
Amortization and other acquisition-related costs	158		158	41	117		0.41
Impairments and (gain)/loss on disposal of assets, net [3]	1,293		1,293	1,070	223		0.78
Litigation (recoveries)/charges, net [4]	52		52	10	42		0.15
Loss on early extinguishment of debt	—		10	3	7		0.03
(Gain)/Loss on sale of equity interest in naviHealth	—		(1)	—	(1)		—
Non-GAAP	$994	(20)%	$934	$205	$728	(24)%	$2.56	(21)%

19	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
1    Attributable to Cardinal Health, Inc.

2    For the three and six months ended December 31, 2022, GAAP diluted EPS and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 261 million and 266 million common shares, respectively, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the periods. For the three and six months ended December 31, 2022, non-GAAP diluted EPS is calculated using a weighted average of 263 million and 268 million common shares, which includes potentially dilutive shares.

3    Impairments and (gain)/loss on disposal of assets, net included pre-tax impairment charges related to the Medical segment of $709 million and $863 million recorded during the three and six months ended December 31, 2022, respectively. For fiscal 2023, the estimated net tax benefit related to the impairments is $68 million and is included in the annual effective tax rate. As a result, the amount of tax benefit increased approximately by an incremental $118 million and $140 million for the three and six months ended December 31, 2022, respectively, and is expected to increase the provision for income taxes during the remainder of the fiscal year.
During the three and six months ended December 31, 2021, impairments and (gain)/loss on disposal of assets, net included a pre-tax impairment charge of $1.3 billion related to the Medical segment.
4    Litigation (recoveries)/charges, net for the three months ended December 31, 2021 does not include a $16 million judgement for lost profits related to an ordinary course intellectual property claim, which positively impacted Pharmaceutical segment profit in the quarter.
.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

20	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2022 Form 10-K since the end of fiscal 2022 through December 31, 2022.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

21	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Other

Legal Proceedings
In addition to the proceeding described below, the legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Between June 2019 and January 2020, three purported shareholders filed actions on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances and approving certain payments of executive compensation. In January, 2020, the court consolidated these derivative cases under the caption In re Cardinal Health, Inc. Derivative Litigation and in March 2020, plaintiffs filed an amended complaint.
In December 2021, the parties reached an agreement in principle to settle this matter and in October 2022, the court entered an order approving the settlement and dismissing the case. This settlement does not include any admission of liability. Under the settlement, in December 2022, Cardinal's director and officer's liability insurance carriers, on behalf of the defendants, paid Cardinal Health $124 million, less approximately $31 million in attorneys' fees and expenses awarded by the court to plaintiffs' counsel.

22	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Other
Risk Factors
You should carefully consider the information in this Form 10-Q, including the Risk Factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2022 Form 10-K, our Form 10-Q for the quarter ended September 30, 2022, and our other filings with the SEC since June 30, 2022. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
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
We could be subject to adverse changes in the tax laws or additional challenges to our tax positions.
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
The U.S. tax law governing deductibility was changed by the Tax Act. The taxing authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits, or tax law could change again. We also regularly review these estimates and assumptions from time to time and adjust our accruals based on our review, resulting in changes in our tax provision/(benefit). The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for more information regarding these matters.
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

23	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Other
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

24	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Other
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2,3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3,4)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (4) (in millions)
October 2022	713	$70.72	—	$1,943
November 2022	2,611,836	76.58	2,611,648	1,743
December 2022	1,645,191	73.36	1,645,010	1,543
Total	4,257,740	$75.33	4,256,658	$1,543
(1)Reflects 713, 188, and 181 common shares purchased in October, November, and December 2022, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On November 17, 2022, we entered into an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $250 million and received an initial delivery of 2.6 million common shares using a reference price of $76.58. The program concluded on January 13, 2023 at a volume weighted average price per common share of $77.50 resulting in a final delivery of 0.6 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On September 14, 2022, we entered into an ASR program to purchase common shares for an aggregate purchase price of $1.0 billion and received an initial delivery of 12.0 million common shares using a reference price of $66.74. The ASR program concluded on December 23, 2022 at a volume weighted average price per common share of $73.36 resulting in a final delivery of 1.6 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(4)On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024. As of December 31, 2022, we have $1.5 billion authorized for share repurchases remaining under this program.

25	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2022	2021	2022	2021
Revenue	$51,469	$45,457	$101,072	$89,425
Cost of products sold	49,806	43,841	97,795	86,167
Gross margin	1,663	1,616	3,277	3,258

Operating expenses:
Distribution, selling, general and administrative expenses	1,191	1,151	2,388	2,265
Restructuring and employee severance	17	7	46	25
Amortization and other acquisition-related costs	71	79	142	158
Impairments and (gain)/loss on disposal of assets, net	710	1,295	863	1,293
Litigation (recoveries)/charges, net	(207)	34	(180)	52
Operating earnings/(loss)	(119)	(950)	18	(535)

Other (income)/expense, net	(7)	(13)	(5)	(17)
Interest expense, net	25	37	50	77
Loss on early extinguishment of debt	—	—	—	10
(Gain)/loss on sale of equity interest in naviHealth	—	(1)	—	(1)
Loss before income taxes	(137)	(973)	(27)	(604)

Benefit from income taxes	(7)	(1,022)	(8)	(925)
Net earnings/(loss)	(130)	49	(19)	321

Less: Net earnings attributable to noncontrolling interests	—	—	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$(130)	$49	$(20)	$320

Earnings/(Loss) per common share attributable to Cardinal Health, Inc.:
Basic	$(0.50)	$0.17	$(0.08)	$1.13
Diluted	(0.50)	0.17	(0.08)	1.12

Weighted-average number of common shares outstanding:
Basic	261	279	266	283
Diluted	261	281	266	285

Cash dividends declared per common share	$0.4957	$0.4908	$0.9914	$0.9816
See notes to condensed consolidated financial statements.

26	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2022	2021	2022	2021
Net earnings/(loss)	$(130)	$49	$(19)	$321

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	20	(18)	(38)	(43)
Net unrealized gain/(loss) on derivative instruments, net of tax	10	(6)	6	(8)
Total other comprehensive income/(loss), net of tax	30	(24)	(32)	(51)

Total comprehensive income/(loss)	(100)	25	(51)	270

Less: comprehensive income/(loss) attributable to noncontrolling interests	—	—	(1)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$(100)	$25	$(52)	$269
See notes to condensed consolidated financial statements.

27	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,654	$4,717
Trade receivables, net	11,421	10,561
Inventories, net	17,263	15,636
Prepaid expenses and other	2,258	2,021
Total current assets	34,596	32,935

Property and equipment, net	2,341	2,361
Goodwill and other intangibles, net	6,618	7,629
Other assets	927	953
Total assets	$44,482	$43,878

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$30,083	$27,128
Current portion of long-term obligations and other short-term borrowings	577	580
Other accrued liabilities	2,552	2,842
Total current liabilities	33,212	30,550

Long-term obligations, less current portion	4,685	4,735
Deferred income taxes and other liabilities	8,797	9,299

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at December 31, 2022 and June 30, 2022	2,747	2,813
Accumulated deficit	(560)	(280)
Common shares in treasury, at cost: 68 million shares and 54 million shares at December 31, 2022 and June 30, 2022, respectively	(4,254)	(3,128)
Accumulated other comprehensive loss	(146)	(114)
Total Cardinal Health, Inc. shareholders' deficit	(2,213)	(709)
Noncontrolling interests	1	3
Total shareholders’ deficit	(2,212)	(706)
Total liabilities and shareholders’ deficit	$44,482	$43,878
See notes to condensed consolidated financial statements.

28	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders'
Equity/(Deficit)
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity/ (Deficit)
(in millions)	Shares Issued	Amount	Retained Earnings/ (Accumulated Deficit)	Shares	Amount
	Three Months Ended December 31, 2022
Balance at September 30, 2022	327	$2,576	$(301)	(65)	$(3,880)	$(176)	$1	$(1,780)
Net loss			(130)				—	(130)
Other comprehensive income, net of tax						30		30
Employee stock plans activity, net of shares withheld for employee taxes	—	21		1	26			47
Share repurchase program activity		150		(4)	(400)			(250)
Dividends declared			(129)					(129)
Balance at December 31, 2022	327	$2,747	$(560)	(68)	$(4,254)	$(146)	$1	$(2,212)

	Three Months Ended December 31, 2021
Balance at September 30, 2021	327	$2,666	$1,335	(43)	$(2,547)	$(61)	$3	$1,396
Net earnings			49				—	49
Other comprehensive loss, net of tax						(24)		(24)
Employee stock plans activity, net of shares withheld for employee taxes	—	15			4			19
Share repurchase program activity		40		(7)	(340)			(300)
Dividends declared			(139)					(139)
Other			—				1	1
Balance at December 31, 2021	327	$2,721	$1,245	(50)	$(2,883)	$(85)	$4	$1,002

	Six Months Ended December 31, 2022
Balance at June 30, 2022	327	$2,813	$(280)	(54)	$(3,128)	$(114)	$3	$(706)
Net loss			(20)				1	(19)
Other comprehensive loss, net of tax						(32)		(32)
Purchase of noncontrolling interests							(2)	(2)
Employee stock plans activity, net of shares withheld for employee taxes	—	(16)		2	74			58
Share repurchase program activity		(50)		(16)	(1,200)			(1,250)
Dividends declared			(260)					(260)
Other							(1)	(1)
Balance at December 31, 2022	327	$2,747	$(560)	(68)	$(4,254)	$(146)	$1	$(2,212)

	Six Months Ended December 31, 2021
Balance at June 30, 2021	327	$2,806	$1,205	(36)	$(2,186)	$(34)	$3	$1,794
Net earnings			320				1	321
Other comprehensive loss, net of tax						(51)		(51)
Employee stock plans activity, net of shares withheld for employee taxes	—	(25)		1	43			18
Share repurchase program activity		(60)		(15)	(740)			(800)
Dividends declared			(280)					(280)
Balance at December 31, 2021	327	$2,721	$1,245	(50)	$(2,883)	$(85)	$4	$1,002
See notes to condensed consolidated financial statements.

29	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net earnings/(loss)	$(19)	$321

Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	341	332
(Gain)/loss on sale of equity interest in naviHealth	—	(1)
Impairments and (gain)/loss on disposal of assets, net	863	1,293
Loss on early extinguishment of debt	—	10
Share-based compensation	48	42
Provision for bad debts	59	25
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(919)	(329)
Increase in inventories	(1,643)	(361)
Increase in accounts payable	2,954	1,059
Other accrued liabilities and operating items, net	(1,064)	(1,842)
Net cash provided by operating activities	620	549

Cash flows from investing activities:
Proceeds from divestitures, net of cash sold	—	938
Additions to property and equipment	(155)	(141)
Proceeds from disposal of property and equipment	2	—
Purchases of investments	(5)	(4)
Proceeds from investments	1	22
Net cash provided by/(used in) investing activities	(157)	815

Cash flows from financing activities:
Reduction of long-term obligations	(13)	(592)
Net tax proceeds/(withholdings) from share-based compensation	9	(27)
Dividends on common shares	(271)	(289)
Purchase of treasury shares	(1,250)	(800)
Net cash used in financing activities	(1,525)	(1,708)

Effect of exchange rate changes on cash and equivalents	(1)	(11)
Cash and equivalents reclassified from assets held for sale	—	109

Net decrease in cash and equivalents	(1,063)	(246)
Cash and equivalents at beginning of period	4,717	3,407
Cash and equivalents at end of period	$3,654	$3,161

See notes to condensed consolidated financial statements.

30	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
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
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted during the six months ended December 31, 2022.

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

31	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance:

	Three Months Ended December 31,
(in millions)	2022	2021
Employee-related	$10	$2
Facility exit and other	7	5
Total restructuring and employee severance	$17	$7

	Six Months Ended December 31,
(in millions)	2022	2021
Employee-related	$29	$10
Facility exit and other	17	15
Total restructuring and employee severance	$46	$25

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
Restructuring and employee severance costs during the three and six months ended December 31, 2022 and December 31, 2021 were primarily related to the implementation of certain enterprise-wide cost-savings measures. During the three months and six months ended December 31, 2021, restructuring also included costs related to the divestiture of the Cordis business.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2022	$56	$10	$66
Additions	25	5	30
Payments and other adjustments	(20)	(13)	(33)
Balance at December 31, 2022	$61	$2	$63
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical (1)	Total
Balance at June 30, 2022	$2,673	$3,182	$5,855
Foreign currency translation adjustments and other	—	(6)	(6)
Goodwill impairment	—	(863)	(863)
Balance at December 31, 2022	$2,673	$2,313	$4,986
(1)At December 31, 2022 and June 30, 2022, the Medical segment accumulated goodwill impairment loss was $4.4 billion and $3.5 billion, respectively.
Due to certain reductions in our long-term financial plan assumptions made during the three months ended December 31, 2022, including those related to Cardinal Health branded medical products sales growth, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in a pre-tax goodwill impairment charge of $709 million. The impairment charge recognized during the three months ended December 31, 2022 was driven primarily by the impact of the reductions in our long-term financial plan assumptions.
During the three months ended September 30, 2022, we performed quantitative goodwill impairment testing for the Medical Unit, which resulted in a pre-tax goodwill impairment charge of $154 million driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. The cumulative pre-tax goodwill impairment charges of $863 million were recognized in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss) for six months ended December 31, 2022.
Our determinations of the estimated fair value of the Medical Unit at December 31, 2022 and at September 30, 2022 were based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approaches. For the income-based approach, we used discount rates of 10.5 percent for both periods. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
The carrying value of the Medical Unit at December 31, 2022 after recognizing the impairment charges was $6.2 billion, of which $1.1 billion was goodwill.
During the three months ended December 31, 2021, we performed quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical

32	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements

Unit exceeding the fair value, resulting in a pre-tax impairment charge of $1.3 billion recorded during the three months ended December 31, 2021.

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2022
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11	N/A
Total indefinite-life intangibles	11	—	11	N/A

Definite-life intangibles:
Customer relationships	3,234	2,220	1,014	10
Trademarks, trade names and patents	547	369	178	9
Developed technology and other	1,036	607	429	9
Total definite-life intangibles	4,817	3,196	1,621	10
Total other intangible assets	$4,828	$3,196	$1,632	N/A

	June 30, 2022
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	3,272	2,165	1,107
Trademarks, trade names and patents	552	360	192
Developed technology and other	1,038	574	464
Total definite-life intangibles	4,862	3,099	1,763
Total other intangible assets	$4,873	$3,099	$1,774
Total amortization of intangible assets was $71 million and $79 million for the three months ended December 31, 2022 and 2021, respectively, and $142 million and $157 million for the six months ended December 31, 2022 and 2021, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2023 through 2027 is as follows: $147 million, $260 million, $235 million, $208 million, and $176 million.
5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.3 billion at both December 31, 2022 and June 30, 2022. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $30.1 billion and $27.1 billion at December 31, 2022 and June 30, 2022, respectively.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2022, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2022, we were in compliance with this financial covenant.

33	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. In the second quarter of fiscal year 2022, we paid the State of New York $20 million, our portion of the assessment for calendar year 2017. At June 30, 2022, we had an accrual of $20 million, which represented our estimate of our portion of the assessment for calendar year 2018. During the three and six months ended December 31, 2022, we recorded $6 million of income to reduce this accrual to the invoiced amount for the calendar year 2018 assessment.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings/(loss); however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit. For example, in the second quarter of fiscal year 2022, our Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Opioid Lawsuits and Investigations
States & Political Subdivisions
National Settlement
As previously disclosed, in February 2022, we along with two other national distributors (collectively, the "Distributors") independently approved a settlement and settlement agreement (the "Settlement Agreement") to settle the vast majority of opioid lawsuits and

34	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements
claims brought by states and political subdivisions. This Settlement Agreement became effective on April 2, 2022. In May and June 2022, the Distributors reached agreements with the States of Washington and Oklahoma, respectively, to resolve the opioid-related claims of those states and their political subdivisions. Under these agreements, Cardinal Health agreed to pay approximately $160 million to the State of Washington and its participating subdivisions and approximately $95 million to the State of Oklahoma and its participating subdivisions. These amounts are consistent with the amounts that would have been allocated to Washington and Oklahoma under the Settlement Agreement. Each of Washington and Oklahoma is now subject to the Settlement Agreement.
In addition to the Distributors, parties to the Settlement Agreement include 48 states, the District of Columbia and 5 U.S. territories. Over 99 percent of political subdivisions (by population as calculated under the Settlement Agreement) that had brought opioid-related suits against us had chosen to join the Settlement Agreement or have had their claims addressed by state legislation.
Under the Settlement Agreement, we agreed to pay up to approximately $6.3 billion. The Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs. For more information on the terms of the Settlement Agreement, refer to our 2022 Form 10-K. As a result of the Settlement Agreement, most lawsuits brought against us by states and other political subdivisions have been dismissed and we expect additional lawsuits to be dismissed over the coming months. We continue to engage in resolution discussions with certain non-participating political subdivisions, including the Attorney General for the State of Alabama, and we intend to defend ourselves vigorously against all remaining lawsuits.
During the six months ended December 31, 2022, we made our second annual payment of $372 million under the Settlement Agreement. In total, we have $5.89 billion accrued at December 31, 2022, of which $480 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
Other Settlements
West Virginia subdivisions and Native American tribes were not a part of the national settlement, and we had separate negotiations with these groups. A bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington against the Distributors concluded in July 2021. In July 2022, a judgement in favor of the Distributors was entered. In July 2022, the Distributors reached an agreement to settle the opioid-related claims of the majority of the remaining West Virginia subdivisions. Under this agreement, we have agreed to pay eligible West Virginia subdivisions up to approximately $124 million over an eleven-year period. This agreement became effective in October 2022 when all participating subdivisions dismissed their cases.
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
Private Plaintiffs
The Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 468 lawsuits as of January 31, 2023. Of these, 88 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs.
A trial in a case involving 21 plaintiffs began in state court in Georgia in July 2022. A mistrial was declared shortly thereafter due to rising COVID-19 cases and a new trial began in January 2023. A trial involving eight hospital plaintiffs is scheduled to begin in Alabama in July 2023. We are vigorously defending ourselves in all of these matters; however, trials are inherently unpredictable and it is possible that an unfavorable outcome in these matters, individually or in the aggregate, could have a negative impact on our financial results.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. In the three months ended December 31, 2022, we received approximately $10 million in insurance recoveries related to these matters; however, we

35	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements
have not recorded a receivable for any additional recoveries as of December 31, 2022.
Cordis IVC Filter Matters
Product Liability Lawsuits
As of January 31, 2023, we are named as a defendant in approximately 450 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,161 plaintiffs that allege personal injuries associated with the use of IVC filter products. Another 3 lawsuits involving similar claims by approximately 3 plaintiffs are pending in other jurisdictions. In August 2021, the Attorney General for the State of New Mexico filed an action against certain IVC filter manufacturers, including us, alleging claims under New Mexico's Unfair Practices Act, Medicaid Fraud Act and Fraud Against Taxpayers Act. The allegations are similar to those made in the product liability lawsuits.
These lawsuits seek a variety of remedies, including unspecified monetary damages. Since July 2021, we have entered into agreements to settle approximately 2,885 product liability claims. As a result, certain lawsuits have been dismissed and we expect additional lawsuits to be dismissed over the coming months. We continue to vigorously defend ourselves in the remaining lawsuits and are engaged in ongoing resolution discussions with certain plaintiffs.
We recognized net income of $46 million and $25 million during the three and six months ended December 31, 2022, respectively, to reduce the reserve for the estimated settlement and defense costs for these matters due to certain claim settlements and to reflect insurance recoveries received in the quarter. At December 31, 2022, we had a total of $471 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets. We believe there is a range of estimated losses with respect to these matters. Because no amount within the range is a better estimate than any other amount within the range, we have accrued the minimum amount in the range. We estimate the high end of the range to be approximately $826 million. The divestiture of the Cordis business did not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
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
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers and improperly engaged in customer allocation. In May 2020, the court granted our motion to dismiss. In July 2022, the indirect purchasers filed an amended complaint and in August 2022, we filed a motion to dismiss the intended complaint. We are vigorously defending ourselves in this matter.
Antitrust Litigation Proceeds
In October 2022, we received net cash proceeds resulting from the settlement of a lawsuit in which we were a class member or plaintiff of $66 million, which was recognized in litigation (recoveries)/charges, net, during the three months ended December 31, 2022.
Shareholder Derivative Litigation
Between June 2019 and January 2020, three purported shareholders filed actions on behalf of Cardinal Health, Inc. in the U.S. District Court for the Southern District of Ohio against certain current and former members of our Board of Directors alleging that the defendants breached their fiduciary duties by failing to effectively monitor Cardinal Health's distribution of controlled substances and approving certain payments of executive compensation. In January 2020, the court consolidated these derivative cases under the caption In re Cardinal Health, Inc. Derivative Litigation and in March 2020, plaintiffs filed an amended complaint.

36	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements
In December 2021, the parties reached an agreement in principle to settle this matter. In October 2022, a court entered an order approving the settlement and dismissing the case. The settlement does not include any admission of liability. Under this settlement, in December 2022, Cardinal's director and officer's liability insurance carriers, on behalf of the defendants, paid Cardinal Health $124 million, less approximately $31 million in attorneys' fees and expenses awarded by the court to plaintiffs' counsel. Cardinal received net cash proceeds resulting from this settlement of $93 million, which was recognized in litigation (recoveries)/charges, net, during the three months ended December 31, 2022.

7. Income Taxes
Fluctuations in our provision for/(benefit from) income taxes as a percentage of pre-tax earnings/(loss) (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three and six months ended December 31, 2022, the effective tax rate was 5.4 percent and 30.0 percent, respectively, and reflects the impact of the tax effects of the goodwill impairment charges recognized during the three and six months ended December 31, 2022.
During the three and six months ended December 31, 2021, the effective tax rate was 105.0 percent and 153.1 percent, respectively, and reflects the impact of the tax effect of the goodwill impairment charge recognized during the three and six months ended December 31, 2021.
Tax Effects of Goodwill Impairment Charges
During the six months ended December 31, 2022, we recognized pre-tax goodwill impairment charges of $863 million related to the Medical Unit. The net tax benefit related to this charge is $68 million for fiscal 2023.
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
The tax effect of the goodwill impairment charges during the six months ended December 31, 2022 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill significantly increased the estimated annual effective tax rate for fiscal 2023. Applying the higher tax rate to the pre-tax loss for the six months ended December 31, 2022 resulted in recognizing an incremental interim tax benefit of approximately $140 million, which impacted the benefit from income taxes in the condensed consolidated statements of earnings/(loss) during the six months ended December 31, 2022 and prepaid expenses and other assets in the condensed consolidated balance sheet at December 31, 2022. This incremental interim tax benefit will reverse in the future quarters of fiscal 2023.
Unrecognized Tax Benefits
We had $1.0 billion and $943 million of unrecognized tax benefits, at December 31, 2022 and June 30, 2022, respectively. The December 31, 2022 and June 30, 2022 balances include $889 million and $858 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2022 and June 30, 2022, we had $56 million and $48 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $120 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $78 million and $75 million at

37	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements
December 31, 2022 and June 30, 2022, respectively, and is included in other assets in the condensed consolidated balance sheets.

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,146	$—	$—	$1,146
Other investments (1)	94	—	—	94
Liabilities:
Forward contracts (2)	—	(48)	—	(48)

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,425	$—	$—	$2,425
Other investments (1)	97	—	—	97
Forward contracts (2)	—	15	—	15
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings/(loss). For the three and six months ended December 31, 2022 and 2021, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the six months ended December 31, 2022 and 2021, we entered into pay-floating interest rate swaps with total notional amounts of $200 million and $300 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

38	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

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
Pre-tax gains and losses recognized in other comprehensive income/(loss) were a $2 million loss and a $1 million gain for the three months ended December 31, 2022 and 2021, respectively, and a $2 million gain and a $3 million gain for the six months ended December 31, 2022 and 2021, respectively. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three and six months ended December 31, 2022 and 2021. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was a $43 million loss and a $17 million gain during the three months ended December 31, 2022 and 2021, respectively, and a $21 million loss and a $22 million gain during the six months ended December 31, 2022 and 2021, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $4 million and $5 million during the three months ended December 31, 2022 and 2021, respectively, and $8 million and $11 million during the six months ended December 31, 2022 and 2021, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $3 million gain and a $2 million gain during the three months ended December 31, 2022 and 2021, respectively, and a $3 million loss and a $4 million gain during the six months ended December 31, 2022 and 2021, respectively. The principal currencies managed through foreign currency contracts are Canadian dollar, Euro, Chinese renminbi, Indian rupee and Thai baht..
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at December 31, 2022 and June 30, 2022 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2022	June 30, 2022
Estimated fair value	$4,912	$5,049
Carrying amount	5,262	5,315
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Equity/(Deficit)
We repurchased $1.3 billion and $800 million of our common shares, in the aggregate, through share repurchase programs during the six months ended December 31, 2022 and 2021, respectively. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During the three months ended December 31, 2022, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $250 million. We received an initial delivery of 2.6 million common shares using a reference price of $76.58. The program concluded on January 13, 2023 at a volume weighted average price per common share of $77.50 resulting in a final delivery of 0.6 million common shares.
During the three months ended September 30, 2022, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $1.0 billion. We received an initial

39	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements

delivery of 12.0 million common shares using a reference price of $66.74. The program concluded on December 23, 2022 at a volume weighted average price per common share of $73.36 resulting in a final delivery of 1.6 million common shares.
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
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(102)	$(12)	$(114)
Other comprehensive loss, before reclassifications	(38)	11	(27)
Amounts reclassified to earnings	—	(5)	(5)
Total other comprehensive loss attributable to Cardinal Health, Inc. net of tax benefit of $5 million	(38)	6	(32)
Balance at December 31, 2022	$(140)	$(6)	$(146)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(46)	$12	$(34)
Other comprehensive loss, before reclassifications	(43)	(5)	(48)
Amounts reclassified to earnings	—	(3)	(3)
Total other comprehensive loss attributable to Cardinal Health, Inc. net of tax expense of $7 million	$(43)	(8)	(51)
Balance at December 31, 2021	$(89)	$4	$(85)

11. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings/(loss) per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31,
(in millions)	2022	2021
Weighted-average common shares–basic	261	279
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	—	2
Weighted-average common shares–diluted	261	281

	Six Months Ended December 31,
(in millions)	2022	2021
Weighted-average common shares–basic	266	283
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	—	2
Weighted-average common shares–diluted	266	285
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 3 million and 5 million for the three and six months ended December 31, 2022, respectively. For both the three and six months ended December 31, 2022, there were 2 million potentially dilutive employee stock options, restricted share units and performance share units not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would have been antidilutive as a result of the net loss during those periods.
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 5 million and 4 million for the three and six months ended December 31, 2021, respectively.

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

40	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

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
Revenue
The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended December 31,
(in millions)	2022	2021
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$47,391	$41,164
Nuclear and Precision Health Solutions (3)	282	211
Pharmaceutical segment revenue	47,673	41,375
Medical distribution and products (4)	3,099	3,446
Cardinal Health at-Home Solutions	698	639
Medical segment revenue	3,797	4,085
Total segment revenue	51,470	45,460
Corporate (5)	(1)	(3)
Total revenue	$51,469	$45,457

	Six Months Ended December 31,
(in millions)	2022	2021
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$92,938	$80,778
Nuclear and Precision Health Solutions (3)	563	419
Pharmaceutical segment revenue	93,501	81,197
Medical distribution and products (4)	6,239	7,013
Cardinal Health at-Home Solutions	1,336	1,221
Medical segment revenue	7,575	8,234
Total segment revenue	101,076	89,431
Corporate (5)	(4)	(6)
Total revenue	$101,072	$89,425
(1)Products and services offered by our Specialty Solutions division are referred to as “specialty pharmaceutical products and services."
(2)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(3)Increase from prior year relates to new product launches and changes in revenue recognition presentation from agent to principal for certain customer contracts.
(4)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(5)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following tables present revenue by geographic area:

	Three Months Ended December 31,
(in millions)	2022	2021
United States	$50,333	$44,382
International	1,137	1,078
Total segment revenue	51,470	45,460
Corporate (1)	(1)	(3)
Total revenue	$51,469	$45,457

	Six Months Ended December 31,
(in millions)	2022	2021
United States	$98,810	$87,223
International	2,266	2,208
Total segment revenue	101,076	89,431
Corporate (1)	(4)	(6)
Total revenue	$101,072	$89,425
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

41	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements

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
•impairments and (gain)/loss on disposal of assets, net; in connection with goodwill impairment testing for the Medical Unit as discussed further in Note 4, we recognized goodwill impairment charges of $709 million and $863 million during the three and six months ended December 31, 2022, respectively;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•(gain)/loss on sale of equity interest in naviHealth; or
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $5 million and $11 million for the three months ended December 31, 2022 and 2021, and $11 million and $18 million for the six months ended December 31, 2022 and 2021, respectively.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2022	2021
Pharmaceutical (1)	$464	$426
Medical	17	50
Total segment profit	481	476
Corporate	(600)	(1,426)
Total operating loss	$(119)	$(950)

	Six Months Ended December 31,
(in millions)	2022	2021
Pharmaceutical (1)	$895	$832
Medical	9	173
Total segment profit	904	1,005
Corporate	(886)	(1,540)
Total operating earnings/(loss)	$18	$(535)
(1)Pharmaceutical segment profit during the three and six months ended December 31, 2021 was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2022	June 30, 2022
Pharmaceutical	$28,992	$26,409
Medical (1)	10,757	11,632
Corporate	4,733	5,837
Total assets	$44,482	$43,878
(1)Medical reflects cumulative $863 million goodwill impairment charges recorded in connection with the interim goodwill impairment testing for the Medical Unit during the three and six months ended December 31, 2022, respectively.

13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2022	2021
Restricted share unit expense	$15	$17
Performance share unit expense	10	1
Total share-based compensation	$25	$18

	Six Months Ended December 31,
(in millions)	2022	2021
Restricted share unit expense	$32	$35
Performance share unit expense	16	7
Total share-based compensation	$48	$42
The total tax benefit related to share-based compensation was $3 million and $2 million for the three months ended December 31, 2022 and 2021, respectively, and $6 million for both the six months ended December 31, 2022 and 2021.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.

42	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Notes to Financial Statements

The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2022	2.7	$46.03
Granted	1.3	70.15
Vested	(1.3)	49.95
Canceled and forfeited	(0.4)	57.75
Nonvested at December 31, 2022	2.3	$56.86
At December 31, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $108 million, which is expected to be recognized over a weighted-average period of two years.
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2022	1.2	$54.32
Granted	0.6	76.93
Vested	(0.4)	59.04
Canceled and forfeited	(0.3)	64.32
Nonvested at December 31, 2022	1.1	$76.49
At December 31, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $41 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.

43	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on November 9, 2021, File No. 1-11373)
10.1	Aircraft Time Sharing Agreement, dated as of November 7, 2022, by and among Cardinal Health, Inc. and Jason M. Hollar
10.2	Second Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020, dated November 4, 2022
10.3	Offer Letter (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)
10.4	Confidentiality and Business Protection Agreement (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
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

44	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	26
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21

	Part II. Other Information
Item 1	Legal Proceedings	22
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	44
	Signatures	46

N/A	Not applicable

45	Cardinal Health | Q2 Fiscal 2023 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 2, 2023	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ PATRICIA M. ENGLISH
Patricia M. English
Chief Financial Officer

46	Cardinal Health | Q2 Fiscal 2023 Form 10-Q