Form 10-Q
period 2023-03-31
CARDINAL HEALTH INC
filed 2023-05-04
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of April 30, 2023, was the following: 254,600,182.

Cardinal Health Q3 Fiscal 2023 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (our “2022 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at March 31, 2023 and June 30, 2022, and in our condensed consolidated statements of earnings/(loss) for the three and nine months ended March 31, 2023 and 2022. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2022 Form 10-K.

2	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

During the three and nine months ended March 31, 2023, revenue increased 13 percent to $50.5 billion and $151.6 billion, respectively, primarily due to branded and specialty pharmaceutical sales growth from existing customers. During the nine months ended March 31, 2023, pharmaceutical sales growth from net new customers also contributed to increased revenue.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change
GAAP operating earnings/(loss)	$572	$(97)	N.M.	$590	$(632)	N.M.
Surgical gown recall costs/(income)	—	—		—	1
State opioid assessment related to prior fiscal years	—	—		(6)	—
Shareholder cooperation agreement costs	—	—		8	—
Restructuring and employee severance	16	31		62	56
Amortization and other acquisition-related costs	74	79		216	237
Impairments and (gain)/loss on disposal of assets, net	20	471		883	1,764
Litigation (recoveries)/charges, net	(76)	61		(256)	113
Non-GAAP operating earnings	$606	$545	11%	$1,497	$1,540	(3)%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating earnings of $572 million during the three months ended March 31, 2023 and a GAAP operating loss of $97 million during the three months ended March 31, 2022, which reflects no goodwill impairment charge recognized during the three months ended March 31, 2023 and the $474 million pre-tax non-cash goodwill impairment charge related to the Medical segment recognized during the three months ended March 31, 2022.
We had GAAP operating earnings of $590 million and a GAAP operating loss of $632 million during the nine months ended March 31, 2023 and 2022, respectively, which included the $863 million and $1.8 billion pre-tax non-cash goodwill impairment charges related to the Medical segment, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail related to goodwill impairment.
GAAP operating earnings during the three and nine months ended March 31, 2023 were favorably impacted by litigation recoveries. See "Results of Operations" section of this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional detail related to litigation recoveries.
Non-GAAP operating earnings during the three months ended March 31, 2023 increased 11 percent to $606 million primarily due to an increase in Pharmaceutical segment profit largely driven by the performance of our generics program and an increased contribution from branded and specialty pharmaceutical products. This increase was partially offset by a decrease in Medical segment profit largely resulting from lower volumes and unfavorable product sales mix within products and distribution.
Non-GAAP operating earnings during the nine months ended March 31, 2023 decreased 3 percent to $1.5 billion primarily due to a decrease in Medical segment profit largely resulting from lower volumes and unfavorable product sales mix within products and distribution and net inflationary impacts. This decrease was partially offset by an increase in Pharmaceutical segment profit primarily driven by the performance of our generics program and an increased contribution from branded and specialty pharmaceutical products.

3	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2023	2022(2)	Change	2023	2022(2)	Change
GAAP diluted EPS (1)	$1.34	$(5.05)	N.M.	$1.23	$(3.82)	N.M.
State opioid assessment related to prior fiscal years	—	—		0.02	—
Shareholder cooperation agreement costs	—	—		(0.02)	—
Restructuring and employee severance	0.05	0.08		0.18	0.15
Amortization and other acquisition-related costs	0.21	0.21		0.61	0.63
Impairments and (gain)/loss on disposal of assets, net (3)	0.35	6.03		2.82	6.71
Litigation (recoveries)/charges, net	(0.21)	0.18		(0.60)	0.33
Loss on early extinguishment of debt	—	—		—	0.03
Non-GAAP diluted EPS (1)	$1.74	$1.45	20%	$4.24	$4.01	6%
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
(1)Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS").
(2)For the three and nine months ended March 31, 2022, GAAP diluted EPS and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 275 million and 281 million common shares, respectively, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the periods. For the three and nine months ended March 31, 2022, non-GAAP diluted EPS is calculated using a weighted average of 277 million and 282 million common shares, respectively, which includes potentially dilutive shares.
(3)Impairments and (gain)/loss on disposal of assets, net included pre-tax goodwill impairment charges related to the Medical segment of $863 million recorded during the nine months ended March 31, 2023. For fiscal 2023, the estimated net tax benefit related to the impairments is $68 million and is included in the annual effective tax rate. As a result, the amount of tax expense recognized increased approximately by an incremental $74 million during the three months ended March 31, 2023. The incremental interim tax benefit recognized during the nine months ended March 31, 2023 was $66 million and will reverse in the fourth quarter of the fiscal year.
During the three and nine months ended March 31, 2022, impairments and (gain)/loss on disposal of assets, net included pre-tax goodwill impairment charges of $474 million and $1.8 billion, respectively, related to the Medical segment. For fiscal 2022, the estimated net tax benefit related to the impairment was $126 million and was included in the annual effective tax rate. As a result, the amount of tax expense recognized during the three and nine months ended March 31, 2022 increased approximately by an incremental $1.2 billion and $180 million, respectively, and lowered the provision for income taxes during the fourth quarter of fiscal 2022 by approximately $180 million.
GAAP diluted EPS was adversely impacted by the goodwill impairment charges related to the Medical segment, which had a $(2.76) per share after tax impact during the nine months ended March 31, 2023, and $(6.01) and $(6.67) per share after tax impact during the three and nine months ended March 31, 2022, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A, and Note 4 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. GAAP EPS during the three and nine months ended March 31, 2023 also includes the favorable impact of litigation recoveries as described further in the "Results of Operations" section of this MD&A and Note 6 of "Notes to Condensed Consolidated Financial Statements."
During the three months ended March 31, 2023, non-GAAP diluted EPS increased 20 percent to $1.74 per share due to higher non-GAAP operating earnings and a lower share count.
During the nine months ended March 31, 2023, non-GAAP diluted EPS increased 6 percent to $4.24 per share due to a lower share count and interest expense, partially offset by lower non-GAAP operating earnings.
Cash and Equivalents

Our cash and equivalents balance was $4.0 billion at March 31, 2023 compared to $4.7 billion at June 30, 2022. During the nine months ended March 31, 2023, net cash provided by operating activities was $2.0 billion, which includes the impact of our second annual payment of $372 million related to the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "Settlement Agreement"). In addition, during the nine months ended March 31, 2023, we deployed $1.5 billion for share repurchases, $571 million for debt repayments, $399 million for cash dividends and $264 million for capital expenditures.

4	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2023 and Trends
Inflationary Impacts

Beginning in fiscal 2022, Medical segment profit was negatively affected by incremental inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities and labor, and global supply chain constraints. Since that time, we have taken certain actions to mitigate these impacts, including implementing certain price increases and evolving our pricing and commercial contracting processes to provide us with greater pricing flexibility. In addition, certain decreases in some product-related costs are beginning to be recognized as the higher-cost inventory is moving through our supply chain. As a result, during the three months ended March 31, 2023, these inflationary impacts, net of our mitigation actions, and global supply chain constraints had a slightly favorable impact on Medical segment profit on a year-over-year basis. During the nine months ended March 31, 2023, these net inflationary impacts negatively affected Medical segment profit on a year-over-year basis.
We expect these net inflationary impacts to continue to affect Medical segment profit in fiscal 2023 and beyond, but to a lesser extent than in prior periods. These inflationary costs are difficult to predict and may be greater than we expect or continue longer than our current expectations. Any additional benefit to Medical segment profit from further decreases in these product-related costs will be delayed until the higher-cost inventory has moved through our supply chain. Our actions to increase prices and evolve our contracting strategies are subject to contingencies and uncertainties and it is possible that our results of operations will be adversely impacted to a greater extent than we currently anticipate or that we may not be able to mitigate the negative impact to the extent or on the timeline we anticipate.
To a lesser extent, inflationary impacts, primarily related to increased transportation and labor costs, also adversely affected Pharmaceutical segment profit during the three and nine months ended March 31, 2023 and on a year-over-year basis during the nine months ended March 31, 2023. During the three months ended March 31, 2023, these inflationary impacts did not have a meaningful impact on Pharmaceutical segment profit on a year-over-year basis.

PPE Demand and Pricing

Personal protective equipment ("PPE") refers to protective clothing, medical gloves, face shields, face masks and other equipment designed to protect the wearer from injury or the spread of infection or illness.
PPE adversely impacted Medical segment revenue during the three and nine months ended March 31, 2023 on a year-over-year basis, primarily due to declines in volumes and pricing.
Medical segment profit was favorably impacted during the three and nine months ended March 31, 2023 and on a year-over-year basis by a net positive contribution from PPE, primarily driven by lower costs.
The demand and pricing for PPE is subject to risks and uncertainties, which may continue to impact Medical segment revenue, Medical segment profit and consolidated operating earnings during the remainder of fiscal 2023.

Medical Goodwill

Due to changes in our long-term financial plan assumptions made during the three months ended March 31, 2023, we performed interim goodwill impairment testing for the Medical operating segment (excluding our Cardinal Health at-Home Solutions division) (the “Medical Unit”) at March 31, 2023. We concluded that there was no impairment of goodwill at March 31, 2023, as the estimated fair value of the Medical Unit exceeded its carrying value.
We performed quantitative goodwill impairment testing for the Medical Unit at December 31, 2022 and September 30, 2022, which resulted in pre-tax goodwill impairment charges of $709 million and $154 million, respectively. The cumulative pre-tax goodwill impairment charges of $863 million were recognized in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss) for the nine months ended March 31, 2023. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
Adverse changes in key assumptions, including an increase in the discount rate, or a significant change in industry or economic trends during the remainder of fiscal 2023 and beyond could result in additional goodwill impairments.

5	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Overview
Shareholder Cooperation Agreement

In September 2022, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott Associates, L.P. and Elliott International, L.P. (together, "Elliott") under which our Board of Directors (the "Board"), among other things, (1) appointed four new independent directors, including a representative from Elliott, and (2) formed an advisory Business Review Committee of the Board, which is tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations. In May 2023, we extended the term of the Cooperation Agreement until the later of July 15, 2024 or until Elliott's representative ceases to serve on, or resigns from, the Board. In connection with this extension, the Board has extended the term of the Business Review Committee until July 15, 2024.
The evaluation and implementation of any actions recommended by the Business Review Committee and the Board may impact our financial position and results of operations during the remainder of fiscal 2023 and beyond. In addition, during the nine months ended March 31, 2023, we incurred $8 million of expenses related to the negotiation and finalization of the Cooperation Agreement and other consulting expenses. We have incurred, and expect to continue to incur additional legal, consulting and other expenses related to the Cooperation Agreement and the activities of the Business Review Committee. See "Risk Factors" section for additional detail related to risks associated with the Cooperation Agreement.

Pharmaceutical Segment Generics Program

The performance of our Pharmaceutical segment generics program positively impacted the year-over-year comparison of Pharmaceutical segment profit during the three and nine months ended March 31, 2023. The Pharmaceutical segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health") and generic pharmaceutical contract manufacturing and sourcing costs. During the nine months ended March 31, 2023, generic pharmaceutical contract manufacturing inventory-related charges adversely impacted the performance of our generics program.
The frequency, timing, magnitude and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharmaceutical segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharmaceutical segment profit and consolidated operating earnings during the remainder of fiscal 2023.

6	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change
Pharmaceutical	$46,809	$40,957	14%	$140,310	$122,154	15%
Medical	3,684	3,884	(5)%	11,259	12,118	(7)%
Total segment revenue	50,493	44,841	13%	151,569	134,272	13%
Corporate	(6)	(5)	N.M.	(10)	(11)	N.M.
Total revenue	$50,487	$44,836	13%	$151,559	$134,261	13%
Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three and nine months ended March 31, 2023 due to branded and specialty pharmaceutical sales growth, which increased revenue by $5.8 billion and $17.9 billion, respectively, primarily from existing customers. During the nine months ended March 31, 2023, pharmaceutical sales growth from net new customers also contributed to increased revenue.
Medical Segment
Medical segment revenue decreased during the three months ended March 31, 2023 primarily due to an adverse impact of PPE volumes and pricing within products and distribution.
Medical segment revenue decreased during the nine months ended March 31, 2023 primarily due to lower sales within products and distribution, which includes an adverse impact from PPE volumes and pricing, and was partially offset by sales growth in at-Home Solutions.
Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2023 increased 13 percent to $48.7 billion and $146.5 billion, respectively, compared to the prior-year periods due to the factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change
Gross margin	$1,785	$1,682	6%	$5,062	$4,940	2%
Gross margin increased during the three and nine months ended March 31, 2023 primarily due to the Pharmaceutical segment, which included the performance of our generics program and a higher contribution from branded and specialty pharmaceutical products. The increase in gross margin due to the Pharmaceutical segment during the nine months ended March 31, 2023 was partially offset by the performance of products and distribution within the Medical segment, primarily driven by lower volumes and unfavorable product sales mix.
Gross margin rate declined 21 basis points and 34 basis points during the three and nine months ended March 31, 2023, respectively, mainly due to changes in overall product mix, primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change
SG&A expenses	$1,179	$1,137	4%	$3,567	$3,402	5%
During the three and nine months ended March 31, 2023, SG&A expenses increased primarily due to inflationary impacts, primarily related to increased transportation and labor costs, and higher operating expenses (which were partially offset by the beneficial impact of enterprise-wide cost-savings measures).
During the nine months ended March 31, 2023, we incurred $8 million of expenses primarily related to the finalization of the Cooperation Agreement. See "Significant Developments in Fiscal 2023 and Trends" section in this MD&A for additional detail related to the Cooperation Agreement.
During the nine months ended March 31, 2023, we recorded $6 million of income to reduce our accrual for the assessment on prescription opioid medications that were sold or distributed in New York state in calendar year 2018 to the amount invoiced. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

8	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change
Pharmaceutical	$600	$487	23%	$1,495	$1,319	13%
Medical	20	59	(66)%	29	232	(88)%
Total segment profit	620	546	14%	1,524	1,551	(2)%
Corporate	(48)	(643)	N.M.	(934)	(2,183)	N.M.
Total consolidated operating earnings/(loss)	$572	$(97)	N.M.	$590	$(632)	N.M.
Pharmaceutical Segment Profit
Pharmaceutical segment profit increased during the three and nine months ended March 31, 2023 primarily due to the performance of our generics program and an increased contribution from branded and specialty pharmaceutical products.
Medical Segment Profit
Medical segment profit decreased during the three and nine months ended March 31, 2023 primarily due to the performance of products and distribution, largely driven by lower volumes and unfavorable product sales mix. Medical segment profit during the nine months ended March 31, 2023 was also unfavorably affected by net inflationary impacts.
Corporate
The changes in Corporate during the three and nine months ended March 31, 2023 were due to the factors discussed in the "Other Components of Consolidated Operating Earnings/(Loss)" section that follows.

9	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2023	2022	2023	2022
Restructuring and employee severance	$16	$31	$62	$56
Amortization and other acquisition-related costs	74	79	216	237
Impairments and (gain)/loss on disposal of assets, net	20	471	883	1,764
Litigation (recoveries)/charges, net	(76)	61	(256)	113
Restructuring and Employee Severance
Restructuring and employee severance costs during the three and nine months ended March 31, 2023 were primarily related to the implementation of certain enterprise-wide cost-savings measures and the divestiture of the Cordis business. During the three and nine months ended March 31, 2022, restructuring also included facility exit costs related to decreasing our overall office space.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $69 million and $78 million for the three months ended March 31, 2023 and 2022, respectively, and $211 million and $235 million for the nine months ended March 31, 2023 and 2022, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
We recognized $863 million of pre-tax non-cash goodwill impairment charges related to our Medical segment during the nine months ended March 31, 2023, and $474 million and $1.8 billion during the three and nine months ended March 31, 2022, respectively, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
We recognized income of $71 million and $95 million during the three and nine months ended March 31, 2023, respectively, primarily related to a reduction of the reserve for the estimated settlement and defense costs for the Cordis OptEase and TrapEase inferior vena cava ("IVC") product liability due to the execution of certain settlement agreements. During the three and nine months ended March 31, 2022, we recognized estimated losses and legal defense costs associated with the IVC filter product liability claims of $24 million and $63 million, respectively. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the nine months ended March 31, 2023, we recognized income of $93 million due to net proceeds from the settlement of a shareholder derivative litigation matter as described further in the "Legal Proceedings" section.
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $66 million and $17 million during the nine months ended March 31, 2023 and 2022, respectively.
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
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change
Other (income)/expense, net	$—	$3	N.M.	$(5)	$(14)	N.M.
Interest expense, net	28	38	(26)%	78	115	(32)%
Loss on early extinguishment of debt	—	—	N.M.	—	10	N.M.
(Gain)/loss on sale of equity interest in naviHealth	—	(1)	N.M.	—	(2)	N.M.

10	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Results of Operations
Interest Expense, Net
During the three and nine months ended March 31, 2023, interest expense decreased by 26 percent and 32 percent, respectively, primarily due to increased interest income from cash and equivalents.
Loss on Early Extinguishment of Debt
During the nine months ended March 31, 2022, we recognized a $10 million loss in connection with the debt redemption as described further in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”
Provision for Income Taxes

The effective tax rate was 36.3 percent and (916.5) percent during the three months ended March 31, 2023 and 2022, respectively, and 36.7 percent and (44.4) percent during the nine months ended March 31, 2023 and 2022, respectively. These tax rates reflect the impact of the tax effects of goodwill impairment charges recognized during the three and nine months ended March 31, 2023 and 2022.
Tax Effects of Goodwill Impairment Charges
During the nine months ended March 31, 2023, we recognized cumulative pre-tax goodwill impairment charges of $863 million related to the Medical Unit. The net tax benefit related to these charges is $68 million for fiscal 2023.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our impact from income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
The tax effect of the goodwill impairment charges recorded during the nine months ended March 31, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2023. Applying the higher tax rate to the pre-tax income for the nine months ended March 31, 2023 resulted in recognizing an incremental interim tax expense of approximately $74 million, which impacted the provision for income taxes in the condensed consolidated statements of earnings/(loss) during the three months ended March 31, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheet at March 31, 2023. The incremental interim tax benefit recognized during the nine months ended March 31, 2023 was $66 million and will reverse in the fourth quarter of fiscal 2023.

11	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $4.0 billion at March 31, 2023 compared to $4.7 billion at June 30, 2022.
During the nine months ended March 31, 2023, net cash provided by operating activities was $2.0 billion, which includes the impact of our second annual payment of $372 million related to the Settlement Agreement. For additional information, see "Opioid Litigation Settlement Agreement" section below. In addition, we deployed cash of $1.5 billion for share repurchases, $571 million for debt repayments, $399 million for cash dividends and $264 million for capital expenditures.
At March 31, 2023, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at March 31, 2023 includes $689 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2023 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. During the nine months ended March 31, 2023, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $445 million and average combined daily amount outstanding of $4 million. At March 31, 2023, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In February 2023, we extended our revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") through September 30, 2025.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2023, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
At March 31, 2023 and June 30, 2022, we had total long-term obligations, including the current portion and other short-term borrowings, of $4.7 billion and $5.3 billion, respectively. In March 2023, we repaid $550 million 3.2% Notes due 2023 at maturity with available cash.

12	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlement Agreement
We had $5.85 billion accrued at March 31, 2023 related to certain opioid litigation, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to be spread over the next 17 years. The effective date of the Settlement Agreement was April 2, 2022. During the nine months ended March 31, 2023, we made our second annual payment of $372 million under the Settlement Agreement. We expect to make subsequent annual payments under the Settlement Agreement every July for the remainder of the 18-year term of the Settlement Agreement. The amounts of these future payments may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the nine months ended March 31, 2023 and 2022 were $264 million and $223 million, respectively.

Dividends
On each of May 10, 2022, August 10, 2022, November 8, 2022 and February 10, 2023, our Board of Directors approved a quarterly dividend of $0.4957 per share, or $1.98 per share on an annualized basis, which were paid on July 15, 2022, October 17, 2022, January 15, 2023 and April 15, 2023 to shareholders of record on July 1, 2022, October 3, 2022, January 3, 2023 and April 3, 2023, respectively.
Share Repurchases
During the nine months ended March 31, 2023, we repurchased $1.5 billion of our common shares, in the aggregate, under accelerated share repurchase ("ASR") programs. We funded the ASR programs with available cash. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024. As of March 31, 2023, we have $1.2 billion authorized for share repurchases remaining under this program.

13	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2022 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2022. There have been no subsequent material changes outside the ordinary course of business to those items.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2022. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2022 Form 10-K and our Form 10-Q for the quarters ended September 30, 2022 and December 31, 2022.
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
Medical Unit Goodwill
Due to changes in our long-term financial plan assumptions made during the three months ended March 31, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit. We concluded that there was no impairment of goodwill at March 31, 2023, as the estimated fair value of the Medical Unit exceeded its carrying value by approximately 4 percent, primarily driven by a lower discount rate as described below.
We performed quantitative goodwill impairment testing for the Medical Unit at December 31, 2022 and September 30, 2022, which resulted in pre-tax goodwill impairment charges of $709 million and $154 million, respectively. The impairment charge recognized in the second quarter was driven by certain reductions in our long-term financial plan assumptions, and the impairment charge recognized in the first quarter was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. The cumulative pre-tax goodwill impairment charges of $863 million were recognized in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss) for the nine months ended March 31, 2023.
Our determinations of the estimated fair value of the Medical Unit at March 31, 2023, December 31, 2022 and September 30, 2022 were based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approaches. For the income-based approach, we used discount rates of 10 percent, 10.5 percent and 10.5 percent for each quarter, respectively. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The decrease in the discount rate for the interim testing performed at March 31, 2023 was primarily due to a decrease in the risk-free interest rate.

14	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

MD&A	Other Items
While we consider the assumptions used in our determination of the estimated fair value of the Medical Unit to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions during fiscal 2023 may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, including the execution of key initiatives related to optimizing and growing sales of Cardinal Health branded medical products, increasing growth in certain strategic divisions within our Medical segment, and driving simplification efforts and cost optimization projects, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; manufacturing cost inefficiencies resulting from lower than anticipated sales volume; estimated demand and selling prices for PPE; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends.
Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent to 10.5 percent or decrease the terminal growth rate by a hypothetical 1.7 percent to 0.3 percent, the carrying value would have exceeded the fair value of the Medical Unit by approximately 1 percent.
During the three months ended March 31, 2022 and December 31, 2021, we performed quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in pre-tax impairment charges of $474 million and $1.3 billion recorded during the three months ended March 31, 2022 and December 31, 2021, respectively. Refer to our 2022 Form 10-K for additional detail.

15	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

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

16	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

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
Non-GAAP operating earnings: operating earnings/(loss) excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net and (8) litigation (recoveries)/charges, net.
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

17	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
Non-GAAP effective tax rate: provision for income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, (9) loss on early extinguishment of debt and (10) (gain)/loss on sale of equity interest in naviHealth divided by (earnings before income taxes adjusted for the ten items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

18	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for Income Taxes	Net Earnings/(Loss)[1]	Net Earnings[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2023
GAAP	$572	N.M.	$544	$197	$345	N.M.	$1.34	N.M.
Restructuring and employee severance	16		16	4	12		0.05
Amortization and other acquisition-related costs	74		74	19	55		0.21
Impairments and (gain)/loss on disposal of assets, net [3]	20		20	(69)	89		0.35
Litigation (recoveries)/charges, net	(76)		(76)	(22)	(54)		(0.21)
Non-GAAP	$606	11%	$578	$129	$447	11%	$1.74	20%
	Three Months Ended March 31, 2022
GAAP	$(97)	N.M.	$(137)	$1,253	$(1,391)	N.M.	$(5.05)	N.M.
Restructuring and employee severance	31		31	8	23		0.08
Amortization and other acquisition-related costs	79		79	20	59		0.21
Impairments and (gain)/loss on disposal of assets, net [3]	471		471	(1,189)	1,660		6.03
Litigation (recoveries)/charges, net [4]	61		61	10	51		0.18
(Gain)/Loss on sale of equity interest in naviHealth	—		(1)	—	(1)		—
Non-GAAP	$545	(21)%	$504	$101	$402	(11)%	$1.45	(5)%
	Nine Months Ended March 31, 2023
GAAP	$590	N.M.	$517	$189	$325	N.M.	$1.23	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)	(4)		0.02
Shareholder cooperation agreement costs	8		8	2	6		(0.02)
Restructuring and employee severance	62		62	14	48		0.18
Amortization and other acquisition-related costs	216		216	56	160		0.61
Impairments and (gain)/loss on disposal of assets, net [3]	883		883	138	745		2.82
Litigation (recoveries)/charges, net	(256)		(256)	(98)	(158)		(0.60)
Non-GAAP	$1,497	(3)%	$1,424	$299	$1,122	(1)%	$4.24	6%
	Nine Months Ended March 31, 2022
GAAP	$(632)	N.M.	$(741)	$328	$(1,071)	N.M.	$(3.82)	N.M.
Surgical gown recall costs/(income)	1		1	—	1		—
Restructuring and employee severance	56		56	14	42		0.15
Amortization and other acquisition-related costs	237		237	61	176		0.63
Impairments and (gain)/loss on disposal of assets, net [3]	1,764		1,764	(119)	1,883		6.71
Litigation (recoveries)/charges, net [4,5]	113		113	19	94		0.33
Loss on early extinguishment of debt	—		10	3	7		0.03
(Gain)/Loss on sale of equity interest in naviHealth	—		(2)	—	(2)		—
Non-GAAP	$1,540	(20)%	$1,438	$306	$1,131	(20)%	$4.01	(16)%

19	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
1    Attributable to Cardinal Health, Inc.

2    For the three and nine months ended March 31, 2022, GAAP diluted EPS and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 275 million and 281 million common shares, respectively, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the periods. For the three and nine months ended March 31, 2022, non-GAAP diluted EPS is calculated using a weighted average of 277 million and 282 million common shares, respectively, which includes potentially dilutive shares.

3    Impairments and (gain)/loss on disposal of assets, net included pre-tax goodwill impairment charges related to the Medical segment of $863 million recorded during the nine months ended March 31, 2023. For fiscal 2023, the estimated net tax benefit related to the impairments is $68 million and is included in the annual effective tax rate. As a result, the amount of tax expense recognized increased approximately by an incremental $74 million during the three months ended March 31, 2023. The incremental interim tax benefit recognized during the nine months ended March 31, 2023 was $66 million and will reverse in the fourth quarter of the fiscal year.
During the three and nine months ended March 31, 2022, impairments and (gain)/loss on disposal of assets, net included pre-tax goodwill impairment charges of $474 million and $1.8 billion, respectively, related to the Medical segment. For fiscal 2022, the estimated net tax benefit related to the impairment was $126 million and was included in the annual effective tax rate. As a result, the amount of tax expense recognized during the three and nine months ended March 31, 2022 increased approximately by an incremental $1.2 billion and $180 million, respectively, and lowered the provision for income taxes during the fourth quarter of fiscal 2022 by approximately $180 million.

4    Litigation (recoveries)/charges, net includes a one-time contingent attorney fee of $18 million recorded during the three and nine months ended March 31, 2022 related to the finalization of the settlement agreement (the "Settlement Agreement") resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this related fee was included in litigation (recoveries)/charges, net.

5    Litigation (recoveries)/charges, net for the nine months ended March 31, 2022 does not include a $16 million judgement for lost profits related to an ordinary course intellectual property claim, which positively impacted Pharmaceutical segment profit.
.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

20	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2022 Form 10-K since the end of fiscal 2022 through March 31, 2023.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

21	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

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
In December 2021, the parties reached an agreement in principle to settle this matter and in October 2022, the court entered an order approving the settlement and dismissing the case. This settlement does not include any admission of liability. Under the settlement, in December 2022, Cardinal Health's director and officer liability insurance carriers, on behalf of the defendants, paid Cardinal Health $124 million, less approximately $31 million in attorneys' fees and expenses awarded by the court to plaintiffs' counsel.

22	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Other
Risk Factors
You should carefully consider the information in this Form 10-Q, including the Risk Factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2022 Form 10-K, our Form 10-Q for the quarter ended December 31, 2022 and September 30, 2022, and our other filings with the SEC since June 30, 2022. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Our business could be affected by activist shareholders.
In September 2022, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott Associates, L.P. and Elliott International, L.P. (together, "Elliott") under which our Board of Directors, among other things, (1) appointed four new independent directors, including a representative from Elliott , and (2) formed an advisory Business Review Committee of the Board, which is tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations. In May 2023, we extended the term of the Cooperation Agreement until the later of July 15, 2024 or until Elliott's representative ceases to serve on, or resigns from, our Board of Directors.
The Cooperation Agreement may create unintended consequences, such as creating uncertainty about our management, operations or future strategic direction, which could result in the loss of future business opportunities or negatively impact our ability to attract and retain qualified talent. Additionally, implementing any actions recommended by the Business Review Committee and the Board may be costly and time-consuming, may be disruptive to our ongoing business operations and may ultimately be unsuccessful.
It is possible that activist shareholders may, among other things, attempt to effect additional changes and exert influence over our Board of Directors and management or initiate a proxy contest, which may disrupt our operations by diverting the attention of management and the Board and be costly and time-consuming. Any such proxy contests, actions or requests, or the mere public presence of activist shareholders, may cause the market price for our shares to experience volatility, which could be significant.
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

23	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Other
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

24	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Other
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2,3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3,4)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (4) (in millions)
January 2023	614,596	$81.40	614,248	$1,493
February 2023	2,596,570	77.03	2,596,391	1,293
March 2023	639,115	78.25	638,930	1,243
Total	3,850,281	$77.93	3,849,569	$1,243
(1)Reflects 348, 179 and 185 common shares purchased in January, February, and March 2023, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On February 6, 2023, we entered into an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $250 million and received an initial delivery of 2.6 million common shares using a reference price of $77.03. The ASR program concluded on February 28, 2023 at a volume weighted average price per common share of $77.27 resulting in a final delivery of 0.6 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On November 17, 2022, we entered into an ASR program to purchase common shares for an aggregate purchase price of $250 million and received an initial delivery of 2.6 million common shares using a reference price of $76.58. The ASR program concluded on January 13, 2023 at a volume weighted average price per common share of $77.50 resulting in a final delivery of 0.6 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(4)On November 4, 2021, our Board of Directors approved a new $3.0 billion share repurchase program, which will expire on December 31, 2024. As of March 31, 2023, we have $1.2 billion authorized for share repurchases remaining under this program.

25	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2023	2022	2023	2022
Revenue	$50,487	$44,836	$151,559	$134,261
Cost of products sold	48,702	43,154	146,497	129,321
Gross margin	1,785	1,682	5,062	4,940

Operating expenses:
Distribution, selling, general and administrative expenses	1,179	1,137	3,567	3,402
Restructuring and employee severance	16	31	62	56
Amortization and other acquisition-related costs	74	79	216	237
Impairments and (gain)/loss on disposal of assets, net	20	471	883	1,764
Litigation (recoveries)/charges, net	(76)	61	(256)	113
Operating earnings/(loss)	572	(97)	590	(632)

Other (income)/expense, net	—	3	(5)	(14)
Interest expense, net	28	38	78	115
Loss on early extinguishment of debt	—	—	—	10
(Gain)/loss on sale of equity interest in naviHealth	—	(1)	—	(2)
Earnings/(loss) before income taxes	544	(137)	517	(741)

Provision for income taxes	197	1,253	189	328
Net earnings/(loss)	347	(1,390)	328	(1,069)

Less: Net earnings attributable to noncontrolling interests	(2)	(1)	(3)	(2)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$345	$(1,391)	$325	$(1,071)

Earnings/(Loss) per common share attributable to Cardinal Health, Inc.:
Basic	$1.35	$(5.05)	$1.24	$(3.82)
Diluted	1.34	(5.05)	1.23	(3.82)

Weighted-average number of common shares outstanding:
Basic	256	275	263	281
Diluted	258	275	264	281

Cash dividends declared per common share	$0.4957	$0.4908	$1.4871	$1.4724
See notes to condensed consolidated financial statements.

26	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2023	2022	2023	2022
Net earnings/(loss)	$347	$(1,390)	$328	$(1,069)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	4	(4)	(34)	(47)
Net unrealized gain on derivative instruments, net of tax	—	12	6	4
Total other comprehensive income/(loss), net of tax	4	8	(28)	(43)

Total comprehensive income/(loss)	351	(1,382)	300	(1,112)

Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(3)	(2)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$349	$(1,383)	$297	$(1,114)
See notes to condensed consolidated financial statements.

27	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	March 31, 2023	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,990	$4,717
Trade receivables, net	10,992	10,561
Inventories, net	16,620	15,636
Prepaid expenses and other	1,895	2,021
Total current assets	33,497	32,935

Property and equipment, net	2,362	2,361
Goodwill and other intangibles, net	6,567	7,629
Other assets	951	953
Total assets	$43,377	$43,878

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$29,601	$27,128
Current portion of long-term obligations and other short-term borrowings	26	580
Other accrued liabilities	2,876	2,842
Total current liabilities	32,503	30,550

Long-term obligations, less current portion	4,708	4,735
Deferred income taxes and other liabilities	8,384	9,299

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at March 31, 2023 and June 30, 2022	2,818	2,813
Accumulated deficit	(342)	(280)
Common shares in treasury, at cost: 72 million shares and 54 million shares at March 31, 2023 and June 30, 2022, respectively	(4,554)	(3,128)
Accumulated other comprehensive loss	(142)	(114)
Total Cardinal Health, Inc. shareholders' deficit	(2,220)	(709)
Noncontrolling interests	2	3
Total shareholders’ deficit	(2,218)	(706)
Total liabilities and shareholders’ deficit	$43,377	$43,878
See notes to condensed consolidated financial statements.

28	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders'
Equity/(Deficit)
(Unaudited)

	Common Shares		Retained Earnings/ (Accumulated Deficit)	Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity/(Deficit)
(in millions)	Shares Issued	Amount		Shares	Amount
	Three Months Ended March 31, 2023
Balance at December 31, 2022	327	$2,747	$(560)	(68)	$(4,254)	$(146)	$1	$(2,212)
Net earnings			345				2	347
Other comprehensive income, net of tax						4		4
Employee stock plans activity, net of shares withheld for employee taxes	—	21		—	3			24
Share repurchase program activity		50		(4)	(303)			(253)
Dividends declared			(128)					(128)
Other			1				(1)	—
Balance at March 31, 2023	327	$2,818	$(342)	(72)	$(4,554)	$(142)	$2	$(2,218)

	Three Months Ended March 31, 2022
Balance at December 31, 2021	327	$2,721	$1,245	(50)	$(2,883)	$(85)	$4	$1,002
Net earnings/(loss)			(1,391)				1	(1,390)
Other comprehensive income, net of tax						8		8
Employee stock plans activity, net of shares withheld for employee taxes	—	20			3			23
Share repurchase program activity		20		(4)	(220)			(200)
Dividends declared			(135)					(135)
Other							(1)	(1)
Balance at March 31, 2022	327	$2,761	$(281)	(54)	$(3,100)	$(77)	$4	$(693)

	Nine Months Ended March 31, 2023
Balance at June 30, 2022	327	$2,813	$(280)	(54)	$(3,128)	$(114)	$3	$(706)
Net earnings			325				3	328
Other comprehensive loss, net of tax						(28)		(28)
Purchase of noncontrolling interests							(2)	(2)
Employee stock plans activity, net of shares withheld for employee taxes		5		2	77			82
Share repurchase program activity				(20)	(1,503)			(1,503)
Dividends declared			(388)					(388)
Other			1				(2)	(1)
Balance at March 31, 2023	327	$2,818	$(342)	(72)	$(4,554)	$(142)	$2	$(2,218)

	Nine Months Ended March 31, 2022
Balance at June 30, 2021	327	$2,806	$1,205	(36)	$(2,186)	$(34)	$3	$1,794
Net earnings/(loss)			(1,071)				2	(1,069)
Other comprehensive loss, net of tax						(43)		(43)
Employee stock plans activity, net of shares withheld for employee taxes	—	(5)		1	46			41
Share repurchase program activity		(40)		(19)	(960)			(1,000)
Dividends declared			(415)					(415)
Other							(1)	(1)
Balance at March 31, 2022	327	$2,761	$(281)	(54)	$(3,100)	$(77)	$4	$(693)
See notes to condensed consolidated financial statements.

29	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net earnings/(loss)	$328	$(1,069)

Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	516	513
Impairments and (gain)/loss on disposal of assets, net	883	1,764
Impairments and loss on sale of other investments	—	3
(Gain)/loss on sale of equity interest in naviHealth	—	(2)
Loss on early extinguishment of debt	—	10
Share-based compensation	69	65
Provision for bad debts	79	46
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(510)	(1,193)
Increase in inventories	(1,012)	(922)
Increase in accounts payable	2,473	1,121
Other accrued liabilities and operating items, net	(845)	(206)
Net cash provided by operating activities	1,981	130

Cash flows from investing activities:
Proceeds from divestitures, net of cash sold	—	923
Acquisition of subsidiaries, net of cash acquired	(10)	—
Additions to property and equipment	(264)	(223)
Proceeds from disposal of property and equipment	2	11
Purchases of investments	(6)	(38)
Proceeds from investments	1	27
Proceeds from net investment hedge terminations	29	71
Net cash provided by/(used in) investing activities	(248)	771

Cash flows from financing activities:
Reduction of long-term obligations	(571)	(597)
Net tax proceeds/(withholdings) from share-based compensation	11	(26)
Dividends on common shares	(399)	(425)
Purchase of treasury shares	(1,500)	(1,000)
Net cash used in financing activities	(2,459)	(2,048)

Effect of exchange rate changes on cash and equivalents	(1)	(13)
Cash and equivalents reclassified from assets held for sale	—	109

Net decrease in cash and equivalents	(727)	(1,051)
Cash and equivalents at beginning of period	4,717	3,407
Cash and equivalents at end of period	$3,990	$2,356

See notes to condensed consolidated financial statements.

30	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this "Form 10-Q") refer to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
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
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2023 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (our "2022 Form 10-K").
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
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted during the nine months ended March 31, 2023.

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

31	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance:

	Three Months Ended March 31,
(in millions)	2023	2022
Employee-related	$3	$12
Facility exit and other	13	19
Total restructuring and employee severance	$16	$31

	Nine Months Ended March 31,
(in millions)	2023	2022
Employee-related	$32	$22
Facility exit and other	30	34
Total restructuring and employee severance	$62	$56

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional, project management and other service fees to support divestitures, costs associated with vacant facilities, and certain other divestiture-related costs.
Restructuring and employee severance costs during the three and nine months ended March 31, 2023 and March 31, 2022 were primarily related to the implementation of certain enterprise-wide cost-savings measures and the divestiture of the Cordis business. During the three and nine months ended March 31, 2022, restructuring also included costs related to decreasing our overall office space.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2022	$56	$10	$66
Additions	29	8	37
Payments and other adjustments	(36)	(15)	(51)
Balance at March 31, 2023	$49	$3	$52
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical (1)	Total
Balance at June 30, 2022	$2,673	$3,182	$5,855
Goodwill acquired, net of purchase price adjustments	—	13	13
Foreign currency translation adjustments and other	—	(5)	(5)
Goodwill impairment	—	(863)	(863)
Balance at March 31, 2023	$2,673	$2,327	$5,000
(1)At March 31, 2023 and June 30, 2022, the Medical segment accumulated goodwill impairment loss was $4.4 billion and $3.5 billion, respectively.
Due to changes in our long-term financial plan assumptions made during the three months ended March 31, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit. The fair value of the reporting unit was estimated to be approximately 4 percent in excess of its carrying value, primarily driven by a lower discount rate as described below.
We performed quantitative goodwill impairment testing for the Medical Unit at December 31, 2022 and September 30, 2022, which resulted in pre-tax goodwill impairment charges of $709 million and $154 million, respectively. The impairment charge recognized in the second quarter was driven by certain reductions in our long-term financial plan assumptions, and the impairment charge recognized in the first quarter was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. The cumulative pre-tax goodwill impairment charges of $863 million were recognized in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss) for the nine months ended March 31, 2023.
Our determinations of the estimated fair value of the Medical Unit at March 31, 2023, December 31, 2022 and September 30, 2022 were based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approaches. For the income-based approach, we used discount rates of 10 percent, 10.5 percent and 10.5 percent for each quarter, respectively. The decrease in the discount rate for the interim testing performed at March 31, 2023 was primarily due to a decrease in the risk-free interest rate. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
During the three months ended March 31, 2022 and December 31, 2021, we performed quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying

32	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements

amount of the Medical Unit exceeding the fair value, resulting in a pre-tax impairment charges of $474 million and $1.3 billion recorded during the three months ended March 31, 2022 and December 31, 2021, respectively.

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2023
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11	N/A
Total indefinite-life intangibles	11	—	11	N/A

Definite-life intangibles:
Customer relationships	3,235	2,267	968	10
Trademarks, trade names and patents	550	376	174	9
Developed technology and other	1,037	623	414	9
Total definite-life intangibles	4,822	3,266	1,556	10
Total other intangible assets	$4,833	$3,266	$1,567	N/A

	June 30, 2022
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	3,272	2,165	1,107
Trademarks, trade names and patents	552	360	192
Developed technology and other	1,038	574	464
Total definite-life intangibles	4,862	3,099	1,763
Total other intangible assets	$4,873	$3,099	$1,774
Total amortization of intangible assets was $69 million and $78 million for the three months ended March 31, 2023 and 2022, respectively, and $211 million and $235 million for the nine months ended March 31, 2023 and 2022, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2023 through 2027 is as follows: $71 million, $261 million, $236 million, $209 million and $177 million.
5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $4.7 billion and $5.3 billion for March 31, 2023 and June 30, 2022, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $29.6 billion and $27.1 billion at March 31, 2023 and June 30, 2022, respectively.
During the three months ended March 31, 2023, we repaid the full principal of the $550 million 3.2% Notes due 2023 at maturity with available cash.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. During the nine months ended March 31, 2023, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $445 million and average combined daily amount outstanding of $4 million. At March 31, 2023, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility.
In February 2023, we extended our $2.0 billion revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2025. CHF was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health,

33	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements

Inc. in accordance with GAAP, CHF is a separate legal entity from Cardinal Health, Inc. and from our subsidiary that sells receivables to CHF. CHF is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its creditors.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2023, we were in compliance with this financial covenant.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. In the second quarter of fiscal year 2022, we paid the State of New York $20 million, our portion of the assessment for calendar year 2017. At June 30, 2022, we had an accrual of $20 million, which represented our estimate of our portion of the assessment for calendar year 2018. During the nine months ended March 31, 2023, we recorded $6 million of income to reduce this accrual to the invoiced amount for the calendar year 2018 assessment and we paid $7 million, resulting in an accrual of $7 million at March 31, 2023.
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

34	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements
Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Opioid Lawsuits and Investigations
States & Political Subdivisions
National Settlement
As previously disclosed, in February 2022, we along with two other national distributors (collectively, the "Distributors") independently approved a settlement and settlement agreement (the "Settlement Agreement") to settle the vast majority of opioid lawsuits and claims brought by states and political subdivisions. This Settlement Agreement became effective on April 2, 2022. In May and June 2022, the Distributors reached agreements with the States of Washington and Oklahoma, respectively, to resolve the opioid-related claims of those states and their political subdivisions. Under these agreements, Cardinal Health agreed to pay approximately $160 million to the State of Washington and its participating subdivisions and approximately $95 million to the State of Oklahoma and its participating subdivisions. These amounts are consistent with the amounts that would have been allocated to Washington and Oklahoma under the Settlement Agreement. Each of Washington and Oklahoma is now subject to the Settlement Agreement.
In addition to the Distributors, parties to the Settlement Agreement include 48 states, the District of Columbia and 5 U.S. territories. Over 99 percent of political subdivisions (by population as calculated under the Settlement Agreement) that had brought opioid-related suits against us have chosen to join the Settlement Agreement or have had their claims addressed by state legislation.
Under the Settlement Agreement, we agreed to pay up to approximately $6.3 billion over 18 years. The Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs. For more information on the terms of the Settlement Agreement, refer to our 2022 Form 10-K. As a result of the Settlement Agreement, most lawsuits brought against us by states and other political subdivisions have been dismissed. We continue to engage in resolution discussions with certain non-participating political subdivisions, including the Attorney General for the State of Alabama, and we intend to defend ourselves vigorously against all remaining lawsuits.
During the nine months ended March 31, 2023, we made our second annual payment of $372 million under the Settlement Agreement. In total, we have $5.85 billion accrued at March 31, 2023, of which $437 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
Private Plaintiffs
The Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 457 lawsuits as of April 28, 2023. Of these, 107 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs.
A trial in a case involving 21 plaintiffs began in state court in Georgia in January 2023 and concluded in March 2023 with a verdict for the company and other defendants on all claims. The plaintiffs' motion for a new trial is pending. A trial involving eight hospital plaintiffs is scheduled to begin in Alabama in July 2023. We are vigorously defending ourselves in all of these matters; however, trials are inherently unpredictable and it is possible that an unfavorable outcome in these matters, individually or in the aggregate, could have a negative impact on our financial results.

35	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. In the nine months ended March 31, 2023, we received approximately $10 million in insurance recoveries related to these matters; however, we have not recorded a receivable for any additional recoveries as of March 31, 2023.
Cordis IVC Filter Matters
Product Liability Lawsuits
We have been named as a defendant in approximately 453 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,171 plaintiffs that allege personal injuries associated with the use of IVC filter products. These lawsuits sought a variety of remedies, including unspecified monetary damages. The divestiture of the Cordis business did not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve approximately 4,376 claims for $275 million. This settlement agreement is subject to certain conditions, including certain opt-in thresholds. Between May and September 2023, we will make settlement payments totaling $275 million into a qualified settlement fund, which will be disbursed to the plaintiffs if required conditions are satisfied. Since July 2021, we have also entered into other agreements to settle approximately 2,881 product liability claims. These settlements will not resolve all IVC filter product liability claims and we will continue to vigorously defend ourselves in the remaining lawsuits.
Additionally, in August 2021, the Attorney General for the State of New Mexico filed an action against certain IVC filter manufacturers, including us, alleging claims under New Mexico's Unfair Practices Act, Medicaid Fraud Act and Fraud Against Taxpayers Act. The allegations are similar to those made in the product liability lawsuits.
We recognized income of $71 million and $95 million during the three and nine months ended March 31, 2023, respectively, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At March 31, 2023, we had a total of $385 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making misrepresentations and omissions related to the acquisition and integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleges that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. In February 2023, we reached an agreement in principle with the plaintiffs to settle this matter for $109 million, subject to final approval by the court. The court granted its preliminary approval in April 2023 and will conduct a final hearing in September 2023. If the settlement is approved, our insurance carriers will pay $109 million to the plaintiffs.
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
Antitrust Litigation Proceeds
In October 2022, we received net cash proceeds resulting from the settlement of a lawsuit in which we were a class member or plaintiff of $66 million, which was recognized in litigation (recoveries)/charges, net, during the nine months ended March 31, 2023.
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

36	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements
In October 2022, the court entered an order approving the settlement agreement reached between the parties and dismissing the case. The settlement does not include any admission of liability. Under this settlement, in December 2022, Cardinal Health's director and officer liability insurance carriers, on behalf of the defendants, paid Cardinal Health $124 million, less approximately $31 million in attorneys' fees and expenses awarded by the court to plaintiffs' counsel. Cardinal Health received net cash proceeds resulting from this settlement of $93 million, which was recognized in litigation (recoveries)/charges, net, during the nine months ended March 31, 2023.

7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pre-tax earnings/(loss) (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three and nine months ended March 31, 2023, the effective tax rate was 36.3 percent and 36.7 percent, respectively, and reflects any impact of the tax effects of the goodwill impairment charges recognized during the three and nine months ended March 31, 2023.
During the three and nine months ended March 31, 2022, the effective tax rate was (916.5) percent and (44.4) percent, respectively, and reflects the impact of the tax effect of the goodwill impairment charges recognized during the three and nine months ended March 31, 2022.
Tax Effects of Goodwill Impairment Charges
During the nine months ended March 31, 2023, we recognized pre-tax goodwill impairment charges of $863 million related to the Medical Unit. The net tax benefit related to these charges is $68 million for fiscal 2023.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings/(loss) before income taxes for the year-to-date period to compute our impact from income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
The tax effect of the goodwill impairment charges during the nine months ended March 31, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2023. Applying the higher tax rate to the pre-tax income for the nine months ended March 31, 2023 resulted in recognizing an incremental interim tax expense of approximately $74 million, which impacted the provision for income taxes in the condensed consolidated statements of earnings/(loss) during the three months ended March 31, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheet at March 31, 2023. The incremental interim tax benefit recognized during the nine months ended March 31, 2023 was $66 million and will reverse in the fourth quarter of fiscal 2023.
Unrecognized Tax Benefits
We had $1.1 billion and $943 million of unrecognized tax benefits, at March 31, 2023 and June 30, 2022, respectively. The March 31, 2023 and June 30, 2022 balances include $897 million and $858 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2023 and June 30, 2022, we had $61 million and $48 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $125 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $80 million and $75 million at

37	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements
March 31, 2023 and June 30, 2022, respectively, and is included in other assets in the condensed consolidated balance sheets.

8. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,302	$—	$—	$1,302
Other investments (1)	95	—	—	95
Liabilities:
Forward contracts (2)	—	(52)	—	(52)

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,425	$—	$—	$2,425
Other investments (1)	97	—	—	97
Forward contracts (2)	—	15	—	15
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings/(loss). For the three and nine months ended March 31, 2023 and 2022, there was no gain or loss recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the nine months ended March 31, 2023 and 2022, we entered into pay-floating interest rate swaps with total notional amounts of $200 million and $300 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.

38	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

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
Pre-tax gains recognized in other comprehensive income/(loss) were $2 million and $1 million for the three months ended March 31, 2023 and 2022, respectively, and $4 million for both the nine months ended March 31, 2023 and 2022. Gains recognized in accumulated other comprehensive loss and reclassified into earnings were $4 million and immaterial for the three months ended March 31, 2023 and 2022, respectively, and were $8 million and immaterial for the nine months ended March 31, 2023 and 2022, respectively. Gains currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are $7 million.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
During the three months ended March 31, 2023, we entered into ¥19 billion ($150 million) cross-currency swaps maturing in September 2025, ¥19 billion ($150 million) cross-currency swaps maturing in June 2027, €100 million ($107 million) cross-currency swaps maturing in March 2025 and €100 million ($107 million) cross-currency swaps maturing in March 2026.
During the three months ended March 31, 2023, we terminated the ¥48 billion ($400 million) cross-currency swaps entered into in March 2022 and the €200 million ($233 million) cross-currency swap entered into in September 2018 and received net settlements of $10 million and $19 million in cash, respectively, recorded in proceeds from net investment hedge terminations in our condensed consolidated statements of cash flows.
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
Pre-tax gain and loss from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss was an immaterial loss and a $22 million gain during the three months ended March 31, 2023 and 2022, respectively, and a $21 million loss and a $44 million gain during the nine months ended March 31, 2023 and 2022, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $4 million and $5 million during the three months ended March 31, 2023 and 2022, respectively, and $12 million and $16 million during the nine months ended March 31, 2023 and 2022, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded an immaterial loss and a $4 million loss during the three months ended March 31, 2023 and 2022, respectively, and a $3 million loss and an immaterial loss during the nine months ended March 31, 2023 and 2022, respectively. The principal currencies managed through foreign currency contracts are Canadian dollar, Euro, Chinese renminbi, Indian rupee and Thai baht.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at March 31, 2023 and June 30, 2022 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2023	June 30, 2022
Estimated fair value	$4,466	$5,049
Carrying amount	4,734	5,315
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Equity/(Deficit)
We repurchased $1.5 billion and $1.0 billion of our common shares, in the aggregate, through share repurchase programs during the nine months ended March 31, 2023 and 2022,

39	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements

respectively. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During the three months ended March 31, 2023, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $250 million. We received an initial delivery of 2.6 million common shares using a reference price of $77.03. The program concluded on February 28, 2023 at a volume weighted average price per common share of $77.27 resulting in a final delivery of 0.6 million common shares.
During the three months ended December 31, 2022, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $250 million. We received an initial delivery of 2.6 million common shares using a reference price of $76.58. The program concluded on January 13, 2023 at a volume weighted average price per common share of $77.50 resulting in a final delivery of 0.6 million common shares.
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
During the three months ended March 31, 2022, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $200 million. We received an initial delivery of 3.0 million common shares using a reference price of $54.01. The program concluded on April 18, 2022 at a volume weighted average price per common share of $56.02 resulting in a final delivery of 0.6 million common shares.
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
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(102)	$(12)	$(114)
Other comprehensive loss, before reclassifications	(34)	15	(19)
Amounts reclassified to earnings	—	(9)	(9)
Total other comprehensive loss attributable to Cardinal Health, Inc. net of tax benefit of $5 million	(34)	6	(28)
Balance at March 31, 2023	$(136)	$(6)	$(142)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(46)	$12	$(34)
Other comprehensive loss, before reclassifications	(47)	9	(38)
Amounts reclassified to earnings	—	(5)	(5)
Total other comprehensive loss attributable to Cardinal Health, Inc. net of tax benefit of $6 million	(47)	4	(43)
Balance at March 31, 2022	$(93)	$16	$(77)

11. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings/(loss) per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31,
(in millions)	2023	2022
Weighted-average common shares–basic	256	275
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	—
Weighted-average common shares–diluted	258	275

40	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements

	Nine Months Ended March 31,
(in millions)	2023	2022
Weighted-average common shares–basic	263	281
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	—
Weighted-average common shares–diluted	264	281
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 2 million for both the three and nine months ended March 31, 2023.
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were 5 million for both the three and nine months ended March 31, 2022. For the three and nine months ended March 31, 2022, there were 2 million and 1 million potentially dilutive employee stock options, restricted share units and performance share units not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would have been antidilutive as a result of the net loss during those periods.

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
Revenue
The following tables present revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended March 31,
(in millions)	2023	2022
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$46,497	$40,723
Nuclear and Precision Health Solutions (3)	312	234
Pharmaceutical segment revenue	46,809	40,957
Medical distribution and products (4)	3,034	3,283
Cardinal Health at-Home Solutions	650	601
Medical segment revenue	3,684	3,884
Total segment revenue	50,493	44,841
Corporate (5)	(6)	(5)
Total revenue	$50,487	$44,836

	Nine Months Ended March 31,
(in millions)	2023	2022
Pharmaceutical Distribution and Specialty Solutions (1) (2)	$139,435	$121,501
Nuclear and Precision Health Solutions (3)	875	653
Pharmaceutical segment revenue	140,310	122,154
Medical distribution and products (4)	9,273	10,296
Cardinal Health at-Home Solutions	1,986	1,822
Medical segment revenue	11,259	12,118
Total segment revenue	151,569	134,272
Corporate (5)	(10)	(11)
Total revenue	$151,559	$134,261
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
(4)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(5)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

41	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements

The following tables present revenue by geographic area:

	Three Months Ended March 31,
(in millions)	2023	2022
United States	$49,326	$43,710
International	1,167	1,131
Total segment revenue	50,493	44,841
Corporate (1)	(6)	(5)
Total revenue	$50,487	$44,836

	Nine Months Ended March 31,
(in millions)	2023	2022
United States	$148,136	$130,933
International	3,433	3,339
Total segment revenue	151,569	134,272
Corporate (1)	(10)	(11)
Total revenue	$151,559	$134,261
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate expenses for shared functions, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal and compliance, including certain litigation defense costs. Corporate expenses are allocated to the segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.
We do not allocate the following items to our segments:
•last-in first-out, or ("LIFO"), inventory charges/(credits);
•surgical gown recall costs/(income);
•shareholder cooperation agreement costs;
•state opioid assessment related to prior fiscal years;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•impairments and (gain)/loss on disposal of assets, net; in connection with goodwill impairment testing for the Medical Unit as discussed further in Note 4, we recognized cumulative goodwill impairment charges of $863 million during the nine months ended March 31, 2023;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•(gain)/loss on sale of equity interest in naviHealth; or
•provision for income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $9 million and $20 million for the three months ended March 31, 2023 and 2022, and $20 million and $38 million for the nine months ended March 31, 2023 and 2022, respectively.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended March 31,
(in millions)	2023	2022
Pharmaceutical (1)	$600	$487
Medical	20	59
Total segment profit	620	546
Corporate	(48)	(643)
Total operating earnings/(loss)	$572	$(97)

	Nine Months Ended March 31,
(in millions)	2023	2022
Pharmaceutical (1)	$1,495	$1,319
Medical	29	232
Total segment profit	1,524	1,551
Corporate	(934)	(2,183)
Total operating earnings/(loss)	$590	$(632)
(1)Pharmaceutical segment profit includes opioid-related litigation defense and compliance costs, but does not include a one-time contingent attorney fee of $18 million incurred during the three and nine months ended March 31, 2022 related to the finalization of the Settlement Agreement. Due to the unique nature and significance of the Settlement Agreement, and the one-time, contingent nature of the fee, this related fee was included in litigation (recoveries)/charges, net in the condensed consolidated statements of earnings/(loss). Additionally, pharmaceutical segment profit during the nine months ended March 31, 2022 was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.

42	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Notes to Financial Statements

The following table presents total assets for each reportable segment and Corporate at:

(in millions)	March 31, 2023	June 30, 2022
Pharmaceutical	$27,954	$26,409
Medical (1)	10,544	11,632
Corporate	4,879	5,837
Total assets	$43,377	$43,878
(1)Medical reflects cumulative $863 million goodwill impairment charges recorded in connection with the interim goodwill impairment testing for the Medical Unit during the nine months ended March 31, 2023.

13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2023	2022
Restricted share unit expense	$17	$18
Performance share unit expense	4	5
Total share-based compensation	$21	$23

	Nine Months Ended March 31,
(in millions)	2023	2022
Restricted share unit expense	$49	$53
Performance share unit expense	20	12
Total share-based compensation	$69	$65
The total tax benefit related to share-based compensation was $3 million for both the three months ended March 31, 2023 and 2022, and $9 million for both the nine months ended March 31, 2023 and 2022.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2022	2.7	$46.03
Granted	1.3	70.26
Vested	(1.3)	50.03
Canceled and forfeited	(0.5)	58.30
Nonvested at March 31, 2023	2.2	$57.14
At March 31, 2023, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $87 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a 3-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 234 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2022	1.2	$54.32
Granted	0.6	70.52
Vested	(0.4)	59.04
Canceled and forfeited	(0.3)	65.59
Nonvested at March 31, 2023	1.1	$76.24
At March 31, 2023, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $39 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.

43	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
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
10.1
Third Amended and Restated Five-Year Credit Agreement, dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 2, 2023, File No. 1-11373)

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

44	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

Item Number		Page

	Part I. Financial Information
Item 1	Financial Statements	26
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21

	Part II. Other Information
Item 1	Legal Proceedings	22
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	44
	Signatures	46

N/A	Not applicable

45	Cardinal Health | Q3 Fiscal 2023 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 4, 2023	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

46	Cardinal Health | Q3 Fiscal 2023 Form 10-Q