Form 10-K
period 2023-06-30
CARDINAL HEALTH INC
filed 2023-08-15
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 1-11373

Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio				31-0958666
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

7000 Cardinal Place	Dublin	,	Ohio	43017
(Address of principal executive offices)				(Zip Code)

			(614)	757-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares (without par value)	CAH	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☑
The aggregate market value of voting stock held by non-affiliates on December 31, 2022, was the following: $19,775,475,828.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2023, was the following: 250,681,620.
Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2023 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2023 Form 10-K

1	Cardinal Health | Fiscal 2023 Form 10-K

Introduction

Introduction
References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health" and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2024, 2023, 2022, 2021, 2020 and 2019 are to the fiscal years ended June 30, 2024, 2023, 2022, 2021, 2020 and 2019, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2023.
Non-GAAP Financial Measures
In this report, we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this report.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our MD&A within this Form 10-K generally discusses fiscal 2023 and fiscal 2022 items and year-over-year comparisons between fiscal 2023 and fiscal 2022. Fiscal 2021 items and discussions of year-over-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the "Fiscal 2022 Form 10-K").
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our website (www.cardinalhealth.com), under the “Investor Relations — Financial Reporting — SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements and other information regarding us and other public companies.

Cardinal Health | Fiscal 2023 Form 10-K	2

MD&A	About Cardinal Health

Management's Discussion and Analysis of Financial Condition and Results of Operations
About Cardinal Health

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical.
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

Cardinal Health | Fiscal 2023 Form 10-K	3

MD&A	Overview
Consolidated Results
Fiscal 2023 Overview

Revenue
Revenue for fiscal 2023 was $205.0 billion, a 13 percent increase from the prior year, primarily driven by Pharmaceutical segment sales growth.
GAAP and Non-GAAP Operating Earnings/(Loss)

(in millions)	2023	2022	Change
GAAP operating earnings/(loss)	$727	$(596)	N.M.
Surgical gown recall costs/(income)	—	1
State opioid assessment related to prior fiscal years	(6)	—
Shareholder cooperation agreement costs	8	—
Restructuring and employee severance	95	101
Amortization and other acquisition-related costs	285	324
Impairments and (gain)/loss on disposal of assets, net	1,250	2,050
Litigation (recoveries)/charges, net	(302)	109
Non-GAAP operating earnings	$2,057	$1,990	3%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating earnings of $727 million and a GAAP operating loss of $596 million during fiscal 2023 and 2022, respectively, which included $1.2 billion and $2.1 billion pre-tax non-cash goodwill impairment charges related to the Medical segment, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Consolidated Financial Statements" for additional detail. GAAP operating earnings during fiscal 2023 were favorably impacted by litigation recoveries as described further in Note 7 of the "Notes to Consolidated Financial Statements."
Non-GAAP operating earnings during fiscal 2023 increased 3 percent to $2.1 billion, primarily driven by an increase in Pharmaceutical segment profit, partially offset by a decrease in Medical segment profit.
GAAP and Non-GAAP Diluted EPS

($ per share)	2023 (2)	2022 (2)(3)	Change
GAAP diluted EPS (1)	$1.00	$(3.35)	N.M.
State opioid assessment related to prior fiscal years	(0.02)	—
Shareholder cooperation agreement costs	0.02	—
Restructuring and employee severance	0.28	0.27
Amortization and other acquisition-related costs	0.80	0.87
Impairments and (gain)/loss on disposal of assets, net (4)	4.44	6.93
Litigation (recoveries)/charges, net	(0.73)	0.31
Loss on early extinguishment of debt	—	0.03
Non-GAAP diluted EPS (1)	$5.79	$5.06	14%
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
(4)Impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $1.2 billion and $2.1 billion, respectively, related to the Medical segment recorded during fiscal 2023 and 2022. The net tax benefits related to these charges were $82 million and $150 million, respectively.

During fiscal 2023 and 2022, GAAP diluted EPS was adversely impacted by the goodwill impairment charges related to the Medical segment, which had a $(4.38) and $(6.94) per share after-tax impact, respectively. See "Critical Accounting Policies and Sensitive

4	Cardinal Health | Fiscal 2023 Form 10-K

MD&A	Overview
Accounting Estimates" section of this MD&A, and Note 4 and Note 8 of the "Notes to Consolidated Financial Statements" for additional detail.
During fiscal 2023, GAAP diluted EPS was favorably impacted by litigation recoveries. See Note 7 of the "Notes to Consolidated Financial Statements."
During fiscal 2023, non-GAAP diluted EPS increased 14 percent to $5.79 due to a lower share count, the factors impacting non-GAAP operating earnings described above and lower interest expense, net.

Cash and Equivalents

Our cash and equivalents balance was $4.0 billion at June 30, 2023 compared to $4.7 billion at June 30, 2022. During fiscal 2023, net cash provided by operating activities was $2.8 billion, which was offset by $2.0 billion in share repurchases, $579 million in debt repayments, $525 million of dividends and $481 million of capital expenditures.

Cardinal Health | Fiscal 2023 Form 10-K	5

MD&A	Overview
Significant Developments in Fiscal 2023 and Trends
Pharmaceutical Segment

Generics Program
The performance of our Pharmaceutical segment generics program positively impacted the year-over-year comparison of Pharmaceutical segment profit in fiscal 2023. The Pharmaceutical segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health") and generic pharmaceutical contract manufacturing and sourcing costs.
The frequency, timing, magnitude and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharmaceutical segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharmaceutical segment profit and consolidated operating earnings in fiscal 2024.

Medical Segment

Inflationary Impacts
Beginning in fiscal 2022, Medical segment profit was negatively affected by inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities, labor and global supply chain constraints. Since that time, we have taken actions to partially mitigate these impacts, including implementing certain price increases and evolving our pricing and commercial contracting processes to provide us with greater pricing flexibility. In addition, decreases in some product-related costs have been recognized as the higher-cost inventory moved through our supply chain and was replaced by lower cost inventory. These net inflationary impacts negatively affected Medical segment profit during fiscal 2023.
We expect these net inflationary impacts to continue to affect Medical segment profit in fiscal 2024 and beyond, but to a significantly lesser extent than in fiscal 2023 and prior periods, due to our mitigation actions, together with continued decreases in certain product-related costs. However, these inflationary costs are difficult to predict and may be greater than we expect or continue longer than our current expectations. Our actions to increase prices and evolve our contracting strategies are subject to contingencies and uncertainties and it is possible that our results of operations will be adversely impacted to a greater extent than we currently anticipate or that we may not be able to mitigate the negative impact to the extent or on the timeline we anticipate.
Volumes within Products and Distribution
Medical segment profit was adversely impacted during fiscal 2023 on a year-over-year basis in part due to lower volumes within products and distribution, which includes our Cardinal Health branded medical products. We expect Cardinal Health branded medical products sales growth in fiscal 2024 and beyond. The timing, magnitude and profit impact of this anticipated sales growth is subject to risks and uncertainties, which may impact Medical segment profit.
Medical Unit Goodwill
Due to previously communicated changes in our long-term financial plan assumptions, including those related to Cardinal Health branded medical products sales growth, and increases in the risk-free interest rate, we performed goodwill impairment testing for the Medical operating segment (excluding our Cardinal Health at-Home Solutions division) (“Medical Unit”) during fiscal 2023. This testing resulted in cumulative pre-tax charges of $1.2 billion which were included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss). See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Consolidated Financial Statements" for additional detail. Adverse changes in key assumptions or a significant change in industry or economic trends during fiscal 2024 could result in additional goodwill impairment.

Shareholder Cooperation Agreement

In September 2022, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott Associates, L.P. and Elliott International, L.P.(together, "Elliott") under which our Board of Directors (the "Board"), among other things, (1) appointed four new independent directors, including a representative from Elliott, and (2) formed an advisory Business Review Committee of the Board, which is tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations. In May 2023, we extended the term of the Cooperation Agreement until the later of July 15, 2024 or until Elliott's representative ceases to serve on, or

6	Cardinal Health | Fiscal 2023 Form 10-K

MD&A	Overview
resigns from, the Board. In connection with this extension, the Board has extended the term of the Business Review Committee until July 15, 2024.
The evaluation and implementation of any actions recommended by the Business Review Committee and the Board have impacted and may continue to impact our business, financial position and results of operations during fiscal 2024 and beyond. During fiscal 2023, we incurred $8 million of expenses related to the negotiation and finalization of the Cooperation Agreement and other consulting expenses. We have incurred, and expect to continue to incur additional legal, consulting and other expenses related to the Cooperation Agreement and the activities of the Business Review Committee. See "Risk Factors" section for additional detail related to risks associated with the Cooperation Agreement.

Cardinal Health | Fiscal 2023 Form 10-K	7

MD&A	Results of Operations
Results of Operations
Revenue

	Revenue
(in millions)	2023	2022	Change
Pharmaceutical	$190,009	$165,491	15%
Medical	15,014	15,887	(5)%
Total segment revenue	205,023	181,378	13%
Corporate (1)	(11)	(14)	N.M.
Total revenue	$205,012	$181,364	13%
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

Pharmaceutical Segment
Fiscal 2023 Pharmaceutical segment revenue grew by 15 percent primarily due to branded and specialty pharmaceutical sales growth largely from existing and net new customers, which increased revenue by $24.2 billion.
Medical Segment
Fiscal 2023 Medical segment revenue decrease was driven by products and distribution, which decreased revenue by $1.1 billion, primarily related to lower sales, largely due to an adverse impact from personal protective equipment ("PPE") pricing and volumes. This decrease was partially offset by sales growth in at-Home Solutions, which increased revenue by $215 million.

Cost of Products Sold

Cost of products sold for fiscal 2023 increased $23.3 billion (13 percent) due to the factors affecting the changes in revenue and gross margin.

8	Cardinal Health | Fiscal 2023 Form 10-K

MD&A	Results of Operations
Gross Margin

	Consolidated Gross Margin
(in millions)	2023	2022	Change
Gross margin	$6,889	$6,545	5%
Fiscal 2023 consolidated gross margin increased primarily due to the Pharmaceutical segment, which reflected the positive performance of our generics program and a higher contribution from branded and specialty pharmaceutical products. This increase was partially offset by the performance of products and distribution within the Medical segment, primarily driven by lower volumes and unfavorable product sales mix, partially offset by a net positive contribution from PPE.
Gross margin rate declined 25 basis points during fiscal 2023 mainly due to changes in overall product mix, primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate. This decline in gross margin rate was partially offset by a net positive contribution from PPE.

Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses
(in millions)	2023	2022	Change
SG&A expenses	$4,834	$4,557	6%
Fiscal 2023 SG&A expenses increased primarily due to inflationary impacts, primarily related to increased transportation and labor costs, higher operating expenses, including higher costs to support sales growth, and enterprise-wide incentive compensation. These increases were partially offset by the beneficial impact of enterprise-wide cost-savings measures.

Cardinal Health | Fiscal 2023 Form 10-K	9

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings
(in millions)	2023	2022	Change
Pharmaceutical	$1,999	$1,770	13%
Medical	111	216	(49)%
Total segment profit	2,110	1,986	6%
Corporate	(1,383)	(2,582)	N.M.
Total consolidated operating earnings/(loss)	$727	$(596)	N.M.
Pharmaceutical Segment Profit
Fiscal 2023 Pharmaceutical segment profit increased primarily due to the positive performance of our generics program and an increased contribution from branded and specialty pharmaceutical products, partially offset by inflationary impacts, primarily related to increased transportation and labor costs.
Medical Segment Profit
Fiscal 2023 Medical segment profit decreased primarily due to the performance of products and distribution, largely driven by net inflationary impacts, lower volumes and unfavorable product sales mix, partially offset by a net positive contribution from PPE.
Corporate
The changes in Corporate during fiscal 2023 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings/(Loss)" section that follows.

10	Cardinal Health | Fiscal 2023 Form 10-K

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

(in millions)	2023	2022
Restructuring and employee severance	$95	$101
Amortization and other acquisition-related costs	285	324
Impairments and (gain)/loss on disposal of assets, net	1,250	2,050
Litigation (recoveries)/charges, net	(302)	109
Restructuring and Employee Severance
Restructuring and employee severance costs during fiscal 2023 and 2022 were primarily related to the implementation of certain enterprise-wide cost-savings measures and the divestiture of the Cordis business. During fiscal 2023, we also incurred restructuring costs related to certain projects resulting from reviews of our strategy, portfolio, capital-allocation framework and operations. During fiscal 2022, restructuring costs also included facility exit costs related to decreasing our overall office space.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $281 million and $311 million for fiscal 2023 and 2022, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During fiscal 2023 and 2022, we recognized $1.2 billion and $2.1 billion of pre-tax non-cash goodwill impairment charges, respectively, related to our Medical segment, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
During fiscal 2023, we recognized income of $103 million, primarily related to a reduction of the reserve for the estimated settlement and defense costs for the Cordis OptEase and TrapEase inferior vena cava ("IVC") product liability due to the execution of certain settlement agreements. During fiscal 2022, we recognized estimated losses and legal defense costs associated with the IVC filter product liability claims of $87 million. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2023, we recognized income of $93 million due to net proceeds from the settlement of a shareholder derivative litigation matter as described further in the "Legal Proceedings" section.
During fiscal 2023 and 2022, we recognized income of $130 million and $18 million, respectively, for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff.

Other Components of Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

(in millions)	2023	2022	Change
Other (income)/expense, net	$(4)	$16	N.M.
Interest expense, net	93	149	(38)%
Loss on early extinguishment of debt	—	10	N.M.
(Gain)/Loss on sale of equity interest in naviHealth	—	(2)	N.M.
Interest Expense, Net
Fiscal 2023 interest expense decreased from fiscal 2022 primarily due to increased interest income from cash and equivalents.
Loss On Early Extinguishment of Debt
During fiscal 2022, we recognized a loss of $10 million connection with the debt redemption as described further in Note 6 of the "Notes to Consolidated Financial Statements."

Cardinal Health | Fiscal 2023 Form 10-K	11

MD&A	Results of Operations
Provision for Income Taxes

Fluctuations in the effective tax rates are primarily due to the impact of the goodwill impairment charges recognized in fiscal 2023 and 2022 related to the Medical segment .
A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 8 of the "Notes to Consolidated Financial Statements" for additional information):

	2023 (1)	2022 (1)
Provision at Federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	6.6	2.2
Tax effect of foreign operations	(4.2)	3.5
Nondeductible/nontaxable items	(1.1)	1.2
Impact of Divestitures	—	(4.9)
Withholding Taxes	1.0	(1.1)
Change in Valuation Allowances	(5.3)	3.5
US Taxes on International Income (2)	(0.7)	3.2
Impact of Resolutions with IRS and other related matters	5.8	(0.6)
Opioid litigation	0.1	(0.5)
Goodwill Impairment	36.9	(49.5)
Other	(1.2)	0.8
Effective income tax rate	58.9%	(21.2)%
(1)     This table reflects fiscal 2023 pretax income with tax expense and fiscal 2022 pretax loss with tax expense.
(2)    Includes the tax impact of Global Intangible Low-Taxed Income ("GILTI") tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code.
During fiscal 2023 and 2022, the effective tax rate was 58.9 percent and (21.2) percent, respectively. Included in the effective tax rate for fiscal 2023 and 2022 was $82 million and $150 million, respectively, of benefit related to the goodwill impairment charges related to the Medical Unit.
Ongoing Audits
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal 2015 through the current fiscal year. Tax laws are complex and subject to varying interpretations. New challenges related to future audits may adversely affect our effective tax rate or tax payments.

12	Cardinal Health | Fiscal 2023 Form 10-K

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our operations and expected future cash needs as described below. If we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $4.0 billion at June 30, 2023 compared to $4.7 billion at June 30, 2022. Net cash provided by operating activities was $2.8 billion, which includes the impact of our second annual payment of $372 million related to the April 2022 agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "National Opioid Settlement Agreement"). In addition, we deployed $2.0 billion for share repurchases, $579 million for debt repayments, $525 million for dividends and $481 million for capital expenditures. At June 30, 2023, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
At June 30, 2022, our cash and equivalents were $4.7 billion. During fiscal 2022, net cash provided by operating activities of $3.1 billion included a refund of $966 million for the tax benefit from the net operating loss carryback related to a self-insurance pre-tax loss. We also received proceeds of $923 million, net of cash transferred, from the divestiture of the Cordis business and we deployed $1.0 billion for share repurchases, $885 million for debt repayments, $559 million for dividends and $387 million for capital expenditures.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at June 30, 2023 included $533 million of cash and equivalents held by subsidiaries outside of the United States.
In fiscal 2023, we returned $189 million of cash held by foreign subsidiaries to the U.S.
At June 30, 2023, foreign earnings of approximately $976 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2023.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2023 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At June 30, 2023, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. During fiscal 2023, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $445 million.
In February 2023, we extended our revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") through September 30, 2025.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2023, we were in compliance with this financial covenant.
Long-Term Obligations
At June 30, 2023, we had total long-term obligations, including the current portion and other short-term borrowings of $4.7 billion.
During fiscal 2023, we repaid the full principal of $550 million of the 3.2% Notes due 2023.
During fiscal 2022, we redeemed all outstanding $572 million principal amount of 2.616% Notes due 2022 and recorded a $10 million loss on early extinguishment of debt. We also repaid the full principal of the $282 million Floating Rate Notes due 2022 as they became due.
The early redemption and repayments were funded with available cash.

Cardinal Health | Fiscal 2023 Form 10-K	13

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlement Agreement
We had $5.87 billion accrued at June 30, 2023 related to certain opioid litigation, as further described within Note 7 of the "Notes to Consolidated Financial Statements." We expect the majority of payments to occur through 2038. During fiscal 2023, we paid our second annual payment of $372 million under the National Opioid Settlement Agreement. In July 2023, we made our third annual payment of $378 million under the National Opioid Settlement Agreement. The amounts of these future payments may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during fiscal 2023 and 2022 were $481 million and $387 million, respectively.
We expect capital expenditures in fiscal 2024 to be approximately $500 million and primarily related to manufacturing and distribution infrastructure projects and technology investments.
Dividends
During fiscal 2023, we paid quarterly dividends totaling $1.98 per share, an increase of 1 percent from fiscal 2022.
On May 11, 2023, our Board of Directors approved a quarterly dividend of $0.5006 per share, or $2.00 per share on an annualized basis, which was paid on July 15, 2023, to shareholders of record on July 3, 2023.
On August 9, 2023, our Board of Directors approved a quarterly dividend of $0.5006 per share, or $2.00 per share on an annualized basis, which will be paid on October 15, 2023, to shareholders of record on October 3, 2023.
Share Repurchases
During fiscal 2023 and 2022, we deployed $2.0 billion and $1.0 billion, respectively, for repurchases of our common shares. We funded the repurchases with available cash. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information.
On November 4, 2021, our Board of Directors approved a $3.0 billion share repurchase program, which will expire on December 31, 2024. On June 7, 2023, our Board of Directors approved a $3.5 billion share repurchase program, which will expire on December 31, 2027. At June 30, 2023, we had $4.3 billion remaining authorized for share repurchases under these programs.

14	Cardinal Health | Fiscal 2023 Form 10-K

MD&A	Other

Contractual Obligations and Cash Requirements

At June 30, 2023, our contractual obligations and future cash requirements, including estimated payments due by period, were as follows:

(in millions)	2024	2025 to 2026	2027 to 2028	There-after	Total
Long-term debt and short-term borrowings (1)	$764	$917	$1,308	$1,626	$4,615
Interest on long-term debt	218	326	215	1,336	2,095
Finance lease obligations (2)	28	41	16	7	92
Operating lease obligations (3)	113	189	123	97	522
Purchase obligations and other payments (4)	645	311	188	105	1,249
Opioid litigation settlement agreements (5)	426	837	832	3,715	5,810
Total contractual obligations and cash requirements (6)	$2,194	$2,621	$2,682	$6,886	$14,383
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
(5)Represents future cash obligations under the National Opioid Settlement Agreement as well as future cash obligations under separate settlement agreements with the States of Oklahoma, Washington and West Virginia and the Cherokee Nation. We have $5.87 billion accrued at June 30, 2023, of which $426 million is included in other accrued liabilities, and the remainder is included in deferred income taxes and other liabilities in our consolidated balance sheets. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information.
(6)Long-term liabilities, such as unrecognized tax benefits, deferred taxes and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 8 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.

Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for further information.

Cardinal Health | Fiscal 2023 Form 10-K	15

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
Critical Accounting Policies and Sensitive Accounting Estimates
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ. In this section, we describe the significant policies applied in preparing our consolidated financial statements that management believes are the most dependent on estimates and assumptions. See Note 1 of the “Notes to Consolidated Financial Statements” for further discussion.
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
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2023, would result in an increase or decrease in bad debt expense of $11 million. We believe the reserve maintained and expenses recorded in fiscal 2023 are appropriate.
At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. The following table presents information regarding our allowance for doubtful accounts over the past three fiscal years:

(in millions, except percentages)	2023	2022	2021
Allowance for doubtful accounts at beginning of period	$273	$243	$207
Charged to costs and expenses	197	155	130
Reduction to allowance for customer deductions and write-offs	(171)	(125)	(94)
Allowance for doubtful accounts at end of period	$299	$273	$243
Allowance as a percentage of customer receivables	2.6%	2.6%	2.7%
Allowance as a percentage of revenue	0.15%	0.15%	0.15%

Inventories

LIFO Inventory
A portion of our inventories (55 percent and 52 percent at June 30, 2023 and 2022, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings/(loss) depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold.
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
We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the
LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. At June 30, 2023 and 2022, respectively, inventories valued at LIFO cost were $476 million and $416 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2023 or 2022.
FIFO Inventory
Our remaining inventory, including inventory in our Medical segment and certain inventory in our Pharmaceutical segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out ("FIFO") method, or net realizable value. We reserve for the lower of cost or net realizable value using the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. In fiscal 2021, we recorded a reserve of $197 million, primarily related to certain categories of gloves, to reduce the carrying value of certain PPE to its net realizable value. Our estimates for selling prices and demand are inherently uncertain and if our assumptions decline in the future, additional inventory reserves may be required.

16	Cardinal Health | Fiscal 2023 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
Excess and Obsolete Inventory
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $139 million and $147 million at June 30, 2023 and 2022, respectively. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

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
Our determination of estimated fair value of our reporting units in fiscal 2023 was based on a combination of the income-based and market-based approaches (using discount rates ranging from 9.5 to 11 percent). We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the market-based guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units.
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
We performed annual impairment testing in fiscal 2023, 2022 and 2021 and concluded that there were no impairments of goodwill for Pharmaceutical operating segment (excluding our Nuclear and Precision Health Solutions division); Nuclear and Precision Health Solutions division; and Cardinal Health at-Home Solutions division as the estimated fair value of each reporting unit exceeded its carrying value. See additional detail on Medical Unit goodwill below.
Medical Unit Goodwill
Due to previously communicated changes in our long-term financial plan assumptions made during fiscal 2023, including those related to Cardinal Health branded medical products sales growth and net inflationary impacts, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit at June 30, 2023. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in a pre-tax impairment charge of $368 million in the fourth quarter and cumulative pre-tax impairment charges of $1.2 billion due to the impairment charges recognized during the second and first quarters of fiscal 2023 as described further below. The fourth quarter impairment charge was primarily driven by the impact of the reductions in our long-term financial plan assumptions. The impairment charges are included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss). The carrying value of the Medical Unit at June 30, 2023 after recognizing the impairment charges was $5.7 billion, of which $725 million was goodwill. See Note 4 of the "Notes to Consolidated Financial Statements" for further discussion.

Cardinal Health | Fiscal 2023 Form 10-K	17

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
We performed interim quantitative goodwill impairment testing for the Medical Unit at December 31, 2022 and September 30, 2022, which resulted in pre-tax impairment charges of $709 million and $154 million, respectively. The impairment charge recognized in the second quarter was driven by certain reductions in our long-term financial plan assumptions, and the impairment charge recognized in the first quarter was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate. We also performed quantitative goodwill impairment testing at March 31, 2023 and concluded that there was no impairment of goodwill at March 31, 2023 as the estimated fair value of the Medical Unit exceeded its carrying value by approximately 4 percent.
Our determinations of the estimated fair value of the Medical Unit were based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approaches. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method and 10 percent to the guideline transaction method. For the income-based approach, we used discount rates of 10 percent, 10 percent, 10.5 percent and 10.5 percent for fourth, third, second and first quarters, respectively. The decrease in the discount rate for the testing performed at March 31, 2023 and June 30, 2023 was primarily due to a decrease in the risk-free interest rate.
While we consider the assumptions used in our determination of the estimated fair value of the Medical Unit to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions during fiscal 2024 may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, including the execution of key initiatives related to optimizing and growing sales of Cardinal Health branded medical products, increasing growth in certain strategic divisions within our Medical segment, and driving simplification efforts and cost optimization projects, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; manufacturing cost inefficiencies resulting from lower than anticipated sales volume; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends.
Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent to 10.5 percent or decrease the terminal growth rate by a hypothetical 1.75 percent to 0.25 percent, the fair value for the Medical Unit would have further decreased by approximately $250 million. Additionally, a hypothetical 25 basis point decrease in long-term gross margin rates, which could be impacted by changes in Cardinal Health branded medical product sales growth rate assumptions, would have increased the impairment charge by approximately $220 million.
Other indefinite-lived intangibles
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks) involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. Our qualitative evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.
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

18	Cardinal Health | Fiscal 2023 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
We develop and periodically update reserve estimates for all litigation matters, including IVC claims, received to date and expected to be received in the future and related costs. In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve approximately 4,376 IVC filter product liability claims for $275 million. These settlements will not resolve all IVC filter product liability claims and we intend to continue to vigorously defend ourselves in the remaining lawsuits. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, blended average payout influenced by claim severity, historical sales data, implant and injury to report lag patterns and estimated defense costs.
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
Provision for Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Our income tax expense, deferred income tax assets and liabilities and unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements.
The following table presents information about our tax position at June 30:

(in millions)	2023	2022
Total deferred income tax assets (1)	$1,540	$1,584
Valuation allowance for deferred income tax assets (2)	(421)	(468)
Net deferred income tax assets	1,119	1,116
Total deferred income tax liabilities	(3,164)	(3,110)
Net deferred income tax liability	$(2,045)	$(1,994)
(1)    Total deferred income tax assets included $671 million and $778 million of loss and tax credit carryforwards at June 30, 2023 and 2022, respectively.
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
Tax Effects of Goodwill Impairment Charges
During fiscal 2023 and 2022, we recognized cumulative pre-tax goodwill impairment charges of $1.2 billion and $2.1 billion, respectively, related to the Medical Unit. The net tax benefits related to these charges were $82 million and $150 million, respectively.
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

Cardinal Health | Fiscal 2023 Form 10-K	19

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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

20	Cardinal Health | Fiscal 2023 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures
Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2023 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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
•Shareholder cooperation agreement costs includes costs such as legal, consulting and other expenses incurred in relation to the agreement (the "Cooperation Agreement") entered into among Elliott Associates, L.P., Elliott International, L.P. (together, "Elliott") and Cardinal Health, including costs incurred to negotiate and finalize the Cooperation Agreement and costs incurred by the Business Review Committee of the Board of Directors, which was formed under this Cooperation Agreement. We have excluded these costs from our non-GAAP metrics because they do not occur in or reflect the ordinary course of our ongoing business operations and may obscure analysis of trends and financial performance.
•Restructuring and employee severance costs are excluded because they are not part of the ongoing operations of our underlying business and include, but are not limited to, costs related to divestitures, closing and consolidating facilities, changing the way we manufacture or distribute our products, moving manufacturing of a product to another location, changes in production or business process outsourcing or insourcing, employee severance and realigning operations.
•Amortization and other acquisition-related costs, which include transaction costs, integration costs and changes in the fair value of contingent consideration obligations, are excluded because they are not part of the ongoing operations of our underlying business and to facilitate comparison of our current financial results to our historical financial results and to our peer group

Cardinal Health | Fiscal 2023 Form 10-K	21

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
•Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business and are inherently unpredictable in timing and amount. During fiscal 2022, we incurred a one-time contingent attorneys' fee of $18 million related to the finalization of the settlement agreement (the “National Opioid Settlement Agreement”) resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the National Opioid Settlement Agreement, and the one-time, contingent nature of the fee, this fee was included in litigation recoveries or charges, net. Additionally, during fiscal 2022 our Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits. This judgment was the result of an ordinary course intellectual property rights claim and, therefore, is not adjusted in calculating the litigation recoveries or charges, net adjustment. During fiscal 2021, we incurred a tax benefit related to a carryback of a net operating loss. Some pre-tax amounts, which contributed to this loss, relate to litigation charges. As a result, we allocated substantially all of the tax benefit to litigation charges.
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

22	Cardinal Health | Fiscal 2023 Form 10-K

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

Cardinal Health | Fiscal 2023 Form 10-K	23

Explanation and Reconciliation of Non-GAAP Financial Measures

GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings/(Loss) Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit From) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Effective Tax Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Fiscal Year 2023
GAAP	$727	N.M.	$638	$376	$261	N.M.	58.9%	$1.00	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)	(4)			(0.02)
Shareholder cooperation agreement costs	8		8	2	6			0.02
Restructuring and employee severance	95		95	21	74			0.28
Amortization and other acquisition-related costs	285		285	74	211			0.80
Impairments and (gain)/loss on disposal of assets, net[3]	1,250		1,250	86	1,164			4.44
Litigation (recoveries)/charges, net	(302)		(302)	(109)	(193)			(0.73)
Non-GAAP	$2,057	3%	$1,968	$448	$1,519	7%	22.8%	$5.79	14%

	Fiscal Year 2022
GAAP	$(596)	N.M.	$(769)	$163	$(933)	N.M.	(21.2)%	$(3.35)	N.M.
Surgical gown recall costs/(income)	1		1	—	1			—
Restructuring and employee severance	101		101	26	75			0.27
Amortization and other acquisition-related costs	324		324	84	240			0.87
Impairments and (gain)/loss on disposal of assets, net[3]	2,050		2,050	107	1,943			6.93
Litigation (recoveries)/charges, net[4,5]	109		109	21	88			0.31
Loss on early extinguishment of debt	—		10	3	7			0.03
Loss on sale of equity interest in naviHealth investment	—		(2)	—	(2)			—
Non-GAAP	$1,990	(12)%	$1,824	$404	$1,419	(13)%	22.1%	$5.06	(9)%

	Fiscal Year 2021
GAAP	$472	N.M.	$323	$(289)	$611	N.M.	(89.7)%	$2.08	N.M.
Surgical gown recall costs/(income)	(28)		(28)	(7)	(21)			(0.07)
State opioid assessment related to prior fiscal years	38		38	9	29			0.10
Restructuring and employee severance	114		114	27	87			0.29
Amortization and other acquisition-related costs	451		451	118	333			1.13
Impairments and (gain)/loss on disposal of assets, net	79		79	15	64			0.21
Litigation (recoveries)/charges, net[6,7]	1,129		1,129	606	523			1.78
Loss on early extinguishment of debt	—		14	3	11			0.04
Loss on sale of equity interest in naviHealth investment	—		2	1	1			0.01
Non-GAAP	$2,255	(5)%	$2,122	$483	$1,637	2%	22.8%	$5.57	2%

1    Attributable to Cardinal Health, Inc.
2    For fiscal 2022, GAAP diluted loss per share attributable to Cardinal Health, Inc. and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 279 million common shares, which excludes potentially dilutive securities from the denominator due to their anti dilutive effects resulting from our GAAP net loss for the period. Fiscal 2022 non-GAAP diluted EPS is calculated using a weighted average of 280 million common shares, which includes potentially dilutive shares.
3     Impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $1.2 billion and $2.1 billion, related to the Medical segment recorded during fiscal 2023 and 2022, respectively. For fiscal 2023 and 2022, the net tax benefits related to these charges were $82 million and $150 million, respectively, and were included in the annual effective tax rate.
4    Litigation (recoveries)/charges, net includes a one-time contingent attorneys' fee of $18 million recorded during fiscal 2022 related to the finalization of the National Opioid Settlement Agreement resulting in the settlement of the vast majority of opioid lawsuits filed by state and local governmental entities. Due to the unique nature and significance of the National Opioid Settlement Agreement, and the one-time, contingent nature of the fee, this fee was included in litigation (recoveries)/charges, net.
5    Litigation (recoveries)/charges, net for fiscal 2022 does not include a $16 million judgement for lost profits related to an ordinary course intellectual property claim, which positively impacted Pharmaceutical segment profit.
6    Litigation (recoveries)/charges, net includes pre-tax charges of $1.17 billion recorded in fiscal 2021, related to the opioid litigation. The net tax benefit associated with the opioid litigation charges was $228 million.
7    Litigation (recoveries)/charges, net, includes a tax benefit recorded during fiscal 2021 related to a net operating loss carryback. Our wholly-owned insurance subsidiary recorded a self-insurance pre-tax loss in its fiscal 2020 statutory financial statements primarily related to opioid litigation. This self-insurance pre-tax loss, which did not

24	Cardinal Health | Fiscal 2023 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures
impact our pre-tax consolidated results, was deducted on our fiscal 2020 consolidated federal income tax return and contributed to a significant net operating loss for tax purposes. The net operating loss was carried back and adjusted our taxable income for fiscal 2015, 2016, 2017 and 2018 as permitted under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The total benefit from the net operating loss carryback was $424 million; however, for purposes of Non-GAAP financial measures, we allocated $389 million of the benefit to litigation (recoveries)/charges, net, which is excluded from non-GAAP measures, based on the relative amount of the self-insurance pre-tax loss related to opioid litigation claims versus separate tax adjustments. The tax benefit allocated to the separate tax adjustments of $35 million was included in non-GAAP measures.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Fiscal 2023 Form 10-K	25

Disclosures about Market Risk
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange, interest rate and commodity price-related changes. We maintain a hedging program to manage volatility related to some of these market exposures which employs operational, economic and derivative financial instruments in order to mitigate risk. See Note 1 and Note 10 of the “Notes to Consolidated Financial Statements” for further discussion regarding our use of derivative instruments.
Foreign Exchange Rate Sensitivity

By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. The following foreign currencies represent the principal drivers of our foreign exchange exposure: Canadian dollar, euro, Thai baht, Mexican peso, Chinese renminbi, Australian dollar, British pound, Japanese yen, Philippine peso, Swiss franc and Indian rupee.
We apply a Value-At-Risk ("VAR") methodology to our transactional and translational exposures. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. At the end of each fiscal year, we perform sensitivity analyses on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Applying a VAR methodology to our transactional exposure and including the impact of our hedging program, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $10 million, which is based on a one-year horizon and a 95 percent confidence level.
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
As part of our risk management program related to our debt, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. At June 30, 2023, a hypothetical increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $6 million, respectively.
We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2023, a hypothetical increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest income of $12 million, respectively.

26	Cardinal Health | Fiscal 2023 Form 10-K

Disclosures about Market Risk

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index. During fiscal 2023, the prices of certain commodities continued to experience fluctuation due to inflationary impacts.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2023 increased approximately $40 million from June 30,
2022. There were no outstanding commodity contracts in our hedging program at June 30, 2023.
Our forecasted direct commodity exposures for the upcoming fiscal year is $540 million. The potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts or otherwise offset, for the upcoming fiscal year is $54 million at June 30, 2023.

Cardinal Health | Fiscal 2023 Form 10-K	27

Business

Business
General

Cardinal Health, Inc. is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency.
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
▪distributes specialty pharmaceutical products to hospitals and other healthcare providers and provides consulting, patient support and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers;
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
See Note 13 of the “Notes to Consolidated Financial Statements” for Pharmaceutical segment revenue, profit and assets for fiscal 2023, 2022 and 2021.
Pharmaceutical and Specialty Pharmaceutical Distribution and Services
Our Pharmaceutical Distribution division’s gross margin includes margin from our generic pharmaceutical program, from distribution services agreements with branded pharmaceutical manufacturers, including manufacturers of Specialty pharmaceutical products, and from over-the-counter healthcare and consumer products. It also includes manufacturer cash discounts.
Margin from our generic pharmaceutical program includes price discounts, rebates and service fees from manufacturers and may in limited instances include price appreciation. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a product, because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time.
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
Specialty pharmaceutical products include oncology, rheumatology, urology, nephrology and other pharmaceutical products. Through our Specialty division, we also distribute human-derived plasma products to hospitals, dialysis clinics, physician offices and other healthcare providers. Our use of the term “specialty pharmaceutical products” may not be comparable to the terminology used by other industry participants. We also provide consulting, patient support, logistics, group purchasing and other services to pharmaceutical manufacturers and healthcare providers.

Sourcing Venture with CVS Health Corporation
Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health negotiates generic pharmaceutical supply contracts on behalf of both companies. The term of Red Oak Sourcing extends through June 2029.

28	Cardinal Health | Fiscal 2023 Form 10-K

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
The Medical segment, through its OptiFreight Logistics division, supports the shipping and logistic needs of healthcare providers by optimizing direct shipments through integrated technology solutions.

Acquisitions and Divestitures

Acquisitions
We have acquired a number of businesses over the years that have enhanced the strategic areas of Cardinal Health Brand medical products, generic pharmaceutical distribution and services and specialty pharmaceutical products and services. We expect to continue to pursue additional acquisitions in the future. During the last five fiscal years, we have completed small acquisitions.

Divestitures
Over the past five fiscal years, we have also completed several divestitures.
In June 2023, we signed a definitive agreement to contribute our Outcomes™ business to Transaction Data Systems (TDS), a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a minority stake in the combined entity. The transaction closed in July 2023.
In August 2021, we completed the divestiture of the Cordis business to Hellman & Freidman ("H&F") for net proceeds of $923 million in cash. We have retained certain working capital accounts and product liability for lawsuits related to IVC filters in the U.S. and Canada, as described in Note 7 of the "Notes to the Consolidated Financial Statements." We acquired the Cordis business from Johnson & Johnson for $1.9 billion in October 2015. This divestiture also included Access Closure, Inc., a manufacturer and distributor of extravascular closure devices, that we acquired for approximately $320 million in May 2014.
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

Cardinal Health | Fiscal 2023 Form 10-K	29

Business

Customers

Our largest customers, CVS Health and OptumRx, accounted for 25 percent and 16 percent of our fiscal 2023 revenue, respectively. In the aggregate, our five largest customers, including CVS Health and OptumRx, accounted for 51 percent of our fiscal 2023 revenue.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across our businesses, collectively accounted for 16 percent of our revenue in fiscal 2023.
Suppliers

We rely on many different suppliers. Products obtained from our five largest suppliers accounted for an aggregate of 39 percent of our revenue during fiscal 2023, and our largest supplier’s products accounted for approximately 10 percent of revenue.
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
Human Capital Management

Employees
Through our employees, we improve the lives of people every day by solving complex healthcare problems. As of June 30, 2023, we had approximately 48,000 employees globally, of which approximately:
•17,500 are based outside the United States;
•98% are full time employees,
•30,900 worked in our distribution centers, manufacturing facilities and pharmacies,
•16,900 worked in other functions, including finance, information technology, human resources and sales; and
•11% of whom are covered by collective bargaining agreements or similar representation. The majority of these employees are based outside the United States.
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

30	Cardinal Health | Fiscal 2023 Form 10-K

Business

our employees and enables business performance. We reinforce, monitor and assess our culture through a variety of programs and processes which include performance management, talent/succession planning, as well as employee engagement surveys and other listening strategies.
Talent Management and Learning
Cardinal Health’s talent management strategy is a segmented, multi-pronged approach to build capabilities, skills and competencies of leaders and employees throughout the enterprise ensuring employees capabilities connect to business needs and outcomes. This segmented approach includes broad based employee skill development and learning and manager development.
We monitor our turnover data on a monthly and rolling 12-month basis and benchmark against Bureau of Labor and Statistics and competitor data. Although turnover levels vary by site and region, we primarily look at the connection between key operational metrics and employee turnover.
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
Our work is sponsored by our senior executives, led by our Diversity, Equity and Inclusion ("DE&I") team, including our Chief Diversity Officer and HR organization, with input from our DE&I Steering Council, Black and African American Racial Equity Cabinet and our Employee Resource Groups ("ERGs").
Additionally, our seven ERGs include groups focused on various racial and ethnic groups, members of the LGBTQ community, employees with disabilities, veterans and women and are designed to promote a culture of diversity, equity and inclusion.
We also monitor pay equity. We define pay equity as equal pay for people of all gender identities and ethnicities who are performing substantially similar work. We have a pay equity committee, which guides the ongoing analysis and benchmarking, in regular consultation with an independent third-party, to review and help inform our salary and compensation practices. Some of the things we consider include job-related skills, tenure, experience and education level, performance rating and geography.
As of the end of fiscal year 2023, 53% of our Board of Directors were women and 23% were ethnically diverse. 36% of our executive team (made up of the CEO, his direct reports and business presidents) were women and 18% were ethnically diverse. Approximately 50% of our total employee population were women and 50% of U.S. based employees were ethnically diverse.
Worker Health & Safety
The health, safety and security of our employees and contractors is a priority for us. We employ systems designed to continually monitor our facilities and work environment to promote worker safety and identify and prevent or mitigate any potential risks. This includes procedures and equipment for security. We routinely assess facilities to closely monitor adherence to established security and safety standards. Our workers receive specialized training related to their role, work setting and equipment used in their work environment. As our processes evolve, we update relevant safety training modules, which may include new training programs.
For more information on our approach to human capital management, please refer to our annual Environmental, Social & Governance Report, which is available on our website.

Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our products, services and intangible assets. We hold patents, and continue to pursue patent protection throughout the world, relating to the manufacture, operation and use of various medical and surgical products, to certain distribution and logistics systems, to the production and distribution of our nuclear pharmacy products and to other service offerings. We also operate under licenses for certain proprietary technologies, and in certain instances we license our technologies to third parties.
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

Cardinal Health | Fiscal 2023 Form 10-K	31

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
•state and local health departments, insurance departments, Medicaid departments or other comparable state agencies;
•state and local boards of pharmacy and other controlled substance authorities;
•the U.S. Nuclear Regulatory Commission (the “NRC”);
•the U.S. Environmental Protection Agency;
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
Distribution
State Boards of Pharmacy, FDA, DEA and various other state authorities regulate the marketing, purchase, storage and distribution of pharmaceutical and medical products under various federal and state statutes including the federal Prescription Drug Marketing Act of 1987, Drug Quality and Security Act of 2013 (the “DQSA”) and Controlled Substances Act (the "CSA"). The CSA governs the sale, packaging, storage and distribution of controlled substances. Wholesale distributors of controlled substances must hold valid DEA registrations and state-level licenses, meet various security and operating standards including effective anti-diversion programs and comply with the CSA. They must also comply with state requirements relating to controlled substances that differ from state to state.
The National Opioid Settlement Agreement, as described in Note 7 of the "Notes to Consolidated Financial Statements" includes injunctive relief terms related to settling distributors' controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating our controlled substances monitoring program; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will oversee compliance with these provisions for a period of five years. In addition, the settling distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting and will fund the clearinghouse for ten years. See Note 7 of the "Notes to Consolidated Financial Statements" for more information about the National Opioid Settlement Agreement and other opioid-related matters.
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

32	Cardinal Health | Fiscal 2023 Form 10-K

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
We also collect, handle and maintain other personal and financial information. Within the U.S., these activities are regulated by certain federal and state laws. Certain states have recently enacted privacy laws that grant specified rights to consumers over the use of their personal information, including increased transparency. Other states are considering adopting similar or different comprehensive privacy laws and a comprehensive federal privacy bill has been proposed in the U.S. House of Representatives. Internationally, we are also subject to privacy and data protection laws that require significant compliance efforts, including the EU's General Data Protection Regulation (GDPR), Canada's Personal Information Protection and Electronic Documents Act, Japan's Act on the Protection of Personal Information and China's Personal Information Protection Law, among many others.
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
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act or "Track and Trace," establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to detect, prevent and rapidly respond to the introduction of drugs that may be counterfeit, diverted, stolen, adulterated, subject of a fraudulent transaction or otherwise unfit for distribution. The first phase of implementation began in 2015, and upon full implementation, which is planned for late 2023, we and other supply chain stakeholders will participate in an electronic, interoperable, prescription drug tracing system. In addition, the FDA also has issued regulations requiring most medical device labeling to bear a unique device identifier. The MDR, described above, also introduces a new unique device identifier requirement.
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
Some businesses within each of our segments are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable reporting, billing, payment and record-keeping requirements. Other businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs. For example, during fiscal year 2022, we agreed to pay approximately $13 million to the Department of Justice and our Specialty Pharmaceutical Distribution business entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services in connection with an investigation into discounts and rebates offered or provided to certain Specialty customers. See Note 7 of the "Notes to Consolidated Financial Statements" for more information on this matter.
Our U.S. federal and state government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.

Cardinal Health | Fiscal 2023 Form 10-K	33

Business

Environmental, Health and Safety Laws
In the United States and other countries, we are subject to various federal, state and local environmental laws, including laws regulating the production or use of hazardous substances, as well as laws relating to safe working conditions and laboratory practices. Additionally, industry participants, including us, rely on ethylene oxide ("EtO") and other compounds to sterilize certain medical products that we manufacture or distribute. Regulatory actions have been taken by certain environmental regulatory authorities to reduce EtO emissions during the sterilization and distribution process, including actions intended to regulate facilities that sterilize medical products.
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

34	Cardinal Health | Fiscal 2023 Form 10-K

Business

Other Information

Certain Commercial Practices
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
Rule 10b5-1 Plan Adoptions and Modifications
During the quarter ended June 30, 2023, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K.

Cardinal Health | Fiscal 2023 Form 10-K	35

Risk Factors

Risk Factors
The risks described below could materially and adversely affect our results of operations, financial condition, liquidity or cash flows. These are not the only risks we face. Our businesses also could be affected by risks we do not currently consider material to our operations or of which we are not presently aware.
Legal, Regulatory & Compliance Risks
Opioid-related legal proceedings and the National Opioid Settlement Agreement we have entered into could have additional or unexpected negative effects on our results of operations or business.
Cardinal Health, along with other pharmaceutical wholesalers and other participants in the pharmaceutical supply chain has been named as a defendant in lawsuits related to the distribution of opioid pain medications. Plaintiffs in these lawsuits include state attorneys general, counties and municipalities, as well as private parties, such as unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals.
We have also received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). We have also received civil subpoenas and other requests for information from other DOJ offices.
In April 2022, an agreement settling the vast majority of opioid-related lawsuits filed against us by state and local governmental entities (the "National Opioid Settlement Agreement") became effective. Under the National Opioid Settlement Agreement, we agreed to pay up to approximately $6.3 billion over 18 years. The National Opioid Settlement Agreement also includes injunctive relief terms relating to distributors' controlled substance anti-diversion programs. A monitor will oversee compliance with these provisions until 2027. In addition, the distributors agreed to engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which the distributors will fund until 2032. It is possible that the maintenance of the required changes to distributors' controlled substance anti-diversion programs may result in unforeseen costs or operational challenges which could have an adverse impact on our results of operations or performance. If we are unable to comply with these requirements, or are alleged to have failed to comply with these requirements, we could incur unforeseen costs or penalties, and our financial results may be negatively impacted.
In addition to the claims covered by the National Opioid Settlement Agreement, we are also being sued by private plaintiffs, such as unions, other health and welfare funds, hospital systems, third party payors, other healthcare providers and individuals alleging personal injury for the same activities and could be named as a defendant in additional lawsuits. We intend to vigorously defend ourselves against these lawsuits; however, legal proceedings are inherently unpredictable and it is possible that these lawsuits, either individually or in the aggregate, could have a negative impact on our results of operations.
We are involved in legal proceedings with insurers related to the availability of insurance coverage for some matters described above, but the defense and resolution of current and future lawsuits and investigations are subject to uncertainty and could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity beyond the amounts accrued and beyond what we may be able to recover from our insurers. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may negatively impact our ability to receive indemnification under our insurance policies.
Other legislative, regulatory or industry measures related to the public health crisis involving the abuse of prescription opioid pain medication and the distribution of these medications could affect our business in ways that we may not be able to predict. For example, several states have adopted or proposed taxes or other fees on the sale of opioids. These laws and proposals vary in the tax amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations unless we are able to mitigate them through operational changes or commercial arrangements where permitted. Additionally, certain states have proposed legislation that may conflict with certain requirements of the National Opioid Settlement Agreement.
Ongoing unfavorable publicity regarding the abuse or misuse of prescription opioid pain medications and the role of wholesale distributors in the supply chain of such prescription medications, as well as the continued proliferation of the opioid lawsuits, investigations, regulations and legislative actions and unfavorable publicity in relation to those lawsuits could continue to have a material adverse effect on our reputation or results of operations.
Our business is subject to other rigorous quality, regulatory and licensing requirements.
As described in greater detail in the "Business" section, products that we manufacture, source, distribute or market must comply with quality and regulatory requirements. Noncompliance or concerns over noncompliance, including noncompliance by third-party contract manufacturers, has in the past, and may in the future result in suspension of our ability to distribute, import, manufacture or source products, as well as product bans, recalls, safety alerts or seizures, or criminal or civil sanctions, which, in turn, could result in product liability claims and lawsuits, including class actions. In addition, it can be costly and time-consuming to obtain regulatory approvals or product registrations to market a medical device or other product, and such approvals or registrations might not be granted on a timely basis, if at all.
Also as described in greater detail in the "Business" section, our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. If we fail to comply with regulatory requirements, or if allegations are made that we fail

36	Cardinal Health | Fiscal 2023 Form 10-K

Risk Factors

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
We, and third parties acting on our behalf, collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and they are extensive and complex. Compliance with these laws is difficult and costly. New laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. From time to time, we become aware of certain isolated alleged violations of federal, state or foreign laws concerning privacy and data protection. When we become aware of such allegations, we investigate and, if warranted, notify affected people, entities and regulatory bodies. As a result of these violations we have been and may in the future be subject to civil or criminal penalties, breach of contract claims, lawsuits, costs for remediation and harm to our reputation.
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
Industry participants, including us, rely on ethylene oxide (“EtO”) and per- and polyfluoroalkyl (“PFA”) compounds to sterilize certain medical products, including products that we manufacture or distribute. Regulatory enforcement actions have been taken by certain environmental regulatory authorities to reduce emissions of these compounds during the sterilization and distribution process. If such measures become more widespread, we could experience increased costs to comply with reduced emissions standards and it is possible that we and other industry participants may be unable to effectively sterilize medical products, possibly resulting in supply shortages or an industry-wide reduction in surgical or medical procedures, which would negatively impact demand for our Medical segment’s products. Such increased costs or industry-wide reductions in surgical and medical procedures would have a negative impact on our Medical segment profit. Additionally, we have been named as a defendant in several lawsuits alleging personal injury as a result of EtO emissions. As a result of a notice of violation we received from an environmental regulator in Georgia, we are making specified changes to a replenishment center in that state. It is possible that these or future regulatory actions or lawsuits could adversely impact our ability to procure products to distribute, resulting in increased costs or industry supply disruptions.
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
We are also subject to government import and export controls and regulations, including the requirement that we make a determination, based on the best information that we have available at the time, as to the country of origin of products that we source or manufacture outside the United States. U.S. Customs and Border protection may challenge our determinations, which have resulted in products being detained and supply disruptions, and which could result in the imposition of fines and penalties.

Cardinal Health | Fiscal 2023 Form 10-K	37

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
Additionally, in connection with the accruals taken in connection with opioid-related lawsuits in fiscal year 2021, we recorded a net tax benefit, reflecting our current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the U.S. Tax Cuts and Act ("Tax Act"); however, these estimates require significant judgment and it is possible that they could be subject to challenges by the U.S. Internal Revenue Service ("IRS").
The U.S. tax law governing deductibility was changed by the Tax Act. The taxing authorities could challenge our interpretation of the Tax Act or the estimates and assumptions used to assess the future deductibility of these benefits, or tax law could change again. We also regularly review these estimates and assumptions from time to time and adjust our accruals based on our review, resulting in changes in our tax provisions/(benefit). The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the "Notes to Consolidated Financial Statements" for more information regarding these matters.
In fiscal year 2021, our provision for income taxes reflected a $424 million benefit from the tax benefits of a self-insurance pre-tax net operating loss carryback under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. Also, as a result of this net operating loss carryback, we received a U.S. federal income tax refund of $966 million. It is possible that the IRS could challenge our tax position with respect to this self-insurance loss. If these initiatives are successful, our effective tax rate or cash flows could be adversely impacted. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may impact our self-
insurance loss, which could negatively impact our financial position.
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
Over a number of years, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs and increase efficiencies. These changes include a general decline in Medicare and Medicaid reimbursement levels, efforts by healthcare insurance companies to limit or reduce payments to pharmacies and providers, the basis for payments beginning to transition from a fee-for-service model to value-based payments and risk-sharing models and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices and patients’ homes.
We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services, mandated benefits, efforts to promote increased transparency in the pharmaceutical supply chain, including with respect to Pharmacy Benefit Managers, further reduction of or limitations on governmental funding at the state or federal level or efforts by healthcare insurance companies to further limit payments for products and services. These possible changes, and the uncertainty surrounding these possible changes, may directly or indirectly adversely affect us.
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
For example, we are subject to a number of lawsuits and investigations related to the national health crisis involving the abuse of opioid pain medication as described above in the Risk Factor titled "Opioid-related legal proceedings and the National Opioid Settlement Agreement we have entered into could have additional or unexpected negative effects on our results of operations or business" and in Note 7 to the "Notes to Consolidated Financial Statements."
Additionally, some of the products that we distribute or manufacture have been and may in the future be alleged to cause personal injury, subjecting us to product liability claims. For example, since July 2021, we have entered into settlement

38	Cardinal Health | Fiscal 2023 Form 10-K

Risk Factors

agreements to settle approximately 7,300 product liability claims alleging personal injuries associated with the use of Cordis OptEase and TrapEase IVC filter products. Product liability insurance for these types of claims is becoming more limited and may not be available to us at amounts that we historically have obtained or that we would like to obtain and we do not expect insurance coverage to cover all losses incurred for these matters. It is possible that future settlements of or judgments for product liability claims may not be covered by insurance or exceed available insurance recoveries. If this happens, and if any such settlement or judgment is in excess of any prior accruals, our results of operations and financial condition could be adversely affected.
We also operate in an industry characterized by extensive intellectual property litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or force us to make royalty payments in order to continue selling the affected products.
In connection with legal proceedings, we occasionally enter into settlement agreements or become subject to consent decrees containing ongoing financial or operational obligations, including the injunctive relief provisions of the National Opioid Settlement Agreement and the Corporate Integrity Agreement mentioned above. Failure to comply with obligations under these agreements or decrees could lead to monetary or other penalties.
Business & Operational Risks
Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and could be negatively impacted by events outside of our control.
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
Our business also depends on the proper functioning of our and our suppliers' business processes, critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if our or a service provider's business processes, information systems, critical facilities or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as climate change-related weather events, including wildfires, hurricanes, extreme temperatures or other natural disasters, pandemics (as they were by the COVID-19 pandemic) or power outage, or due to cyber-security incidents, ransomware or other actions of third parties, including labor strikes or shortages, political unrest and terrorist attacks. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues or raw material shortages or defects, or because a key product or component is manufactured at a single manufacturing facility with limited alternate facilities. Additionally, we incur costs to remediate these disruptions, and it is possible that these costs could be significant.
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
Unauthorized parties have gained access in the past, and will continue to attempt to gain access, to our or a service provider's systems or facilities through fraud, trickery or other forms of deception. We have been the target of cyber attacks. Although we do not believe these incidents had a material impact on us, either individually or in the aggregate, similar incidents or events in the future may negatively impact our business, reputation or financial results.
Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal or regulatory requirements, including the EU general data protection regulation (GDPR) and those related to patient-identifiable health information and other sensitive personal and financial information as further described in the Risk Factor titled “Our business is subject to other rigorous quality, regulatory and licensing requirements,” above.
In addition, insurance for losses arising from cyber-attacks or other breaches is becoming more costly and limited and may not be available to us at amounts that we historically have obtained or that we would like to obtain. It is possible that we could incur losses that may not be covered by insurance or that would exceed

Cardinal Health | Fiscal 2023 Form 10-K	39

Risk Factors

available insurance recoveries. If this happens, our results of operations and financial condition could be adversely affected.
Our goodwill or other long-lived assets could be impaired, which could require us to record additional significant charges to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. In addition, we review intangible assets with finite lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
Due to previously communicated changes in our long-term financial plan assumptions made during fiscal 2023, including those related to Cardinal Health branded medical products sales growth and net inflationary impacts, we performed quantitative goodwill impairment testing for the Medical Unit for periods ended June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, and recorded an aggregate $1.2 billion impairment to goodwill in fiscal year 2023. During fiscal 2022, as a result of adverse financial results in our Medical Unit resulting from inflationary impacts and global supply chain constraints, we performed goodwill impairment testing for the Medical Unit and recorded an aggregate $2.1 billion impairment to goodwill in fiscal year 2022.
Impairment testing involves estimates and significant judgments by management. We believe our assumptions and estimates are reasonable and appropriate; however additional adverse changes in key assumptions, a failure to meet expected earnings or other financial plans, including the execution of key initiatives related to optimizing and growing sales of Cardinal Health branded medical products, increasing growth in certain strategic divisions within our Medical segment and driving simplification efforts and cost optimization projects, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; manufacturing cost inefficiencies resulting from lower than anticipated sales volume; an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends could affect the accuracy or validity of such estimates and may result in an additional goodwill impairment in our Medical Unit. It is also possible that we may record significant charges from impairment to goodwill of other reporting units, intangibles and other long-lived assets. Any charge or charges could adversely affect our results of operations. See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.
Our sales and credit concentration is significant.
CVS Health and OptumRx are large customers that generate a significant amount of our revenue. CVS Health accounted for 25 percent of our fiscal 2023 revenue and 23 percent of our gross trade receivable balance at June 30, 2023 and OptumRx accounted for 16 percent of our fiscal 2023 revenue. Our agreement with OptumRx extends through June 2024. If either of these customers significantly reduces their purchases from us, defaults in payment to us, does not renew their agreements or terminates their agreements, whether due to an alleged default by us or otherwise, our results of operations and financial condition could be adversely affected.
Our results of operations could be adversely impacted if we fail to manage and complete divestitures.
We regularly evaluate our portfolio of businesses to determine whether an asset or business may no longer help us meet our objectives or whether there may be a more advantaged owner for that business. For example, in July 2023, we contributed our Outcomes™ business to Transaction Data Systems in exchange for a minority stake in the combined entity, and in fiscal year 2022, we completed the divestiture of the Cordis business. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our strategic objectives. We could also incur higher costs or charges than planned or incur unexpected charges and could experience greater dis-synergies than expected, which could have a negative impact on our results of operations.
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
Failure to effectively or efficiently complete or manage critical business processes could have unforeseen consequences.
From time to time, our businesses perform business process improvements or infrastructure modernizations or use service providers for key systems and processes, such as receiving and processing customer orders, customer service and accounts payable. For example, during fiscal 2022, our Pharmaceutical segment implemented a replacement of certain finance and operating information systems and we have also transitioned certain finance processes to a third-party service provider. If any of these initiatives or similar initiatives are not successfully or efficiently implemented or maintained, or if our relationship with critical third-party service providers deteriorates, we could experience material negative impacts on our business and our internal control over financial reporting.

40	Cardinal Health | Fiscal 2023 Form 10-K

Risk Factors

Our business could be affected by activist shareholders.
In September 2022, we entered into a Cooperation Agreement with Elliott under which our Board of Directors, among other things, (1) appointed four new independent directors, including a representative from Elliott , and (2) formed an advisory Business Review Committee of the Board, which is tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations. In May 2023, we extended the term of the Cooperation Agreement until the later of July 15, 2024 or until an Elliott representative ceases to serve on, or resigns from, our Board of Directors.
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
As has been the case for several years, the frequency, timing, magnitude and profit impact of generic pharmaceutical customer purchase volumes, pricing changes, customer contract renewals, generic pharmaceutical launches and generic pharmaceutical manufacturer pricing changes remain uncertain as does their impact on Pharmaceutical segment profit and consolidated operating earnings. These factors have contributed to declines in some prior years and have more than offset the benefits from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS Health. If performance of our generic pharmaceutical program declines in future fiscal years and we are unable to offset the decline, our Pharmaceutical segment profit and consolidated operating earnings will be adversely affected.
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
Our manufacturing businesses use oil-based resins, pulp, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Beginning in the fourth quarter of fiscal year 2021, we experienced higher supply chain costs, which had a negative impact on Medical segment profit in fiscal 2021, 2022 and 2023. Supply chain constraints have also had a negative impact on sales within our Medical segment.
We did not offset the full impact of these cost increases in fiscal year 2023; however, we implemented certain cost reductions, price increases and surcharges to mitigate the impact. Due to competitive dynamics and contractual limitations, passing along cost increases is challenging. If we are not able to continue to increase prices as planned or if supply cost increases do not continue to normalize as expected, Medical segment profit could be negatively impacted to a greater extent than we currently anticipate.
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

Cardinal Health | Fiscal 2023 Form 10-K	41

Risk Factors

certain components and raw materials from a sole supplier. Our supplier relationships could be interrupted, become less favorable to us or be terminated and the supply of these components, compounds, raw materials or products could be interrupted or become insufficient.
These supply interruptions or other disruptions in manufacturing processes could be caused by events beyond our control, including natural disasters, supplier facility shutdowns, defective raw materials, the impact of epidemics or pandemics, such as COVID-19, and actions by U.S. or international governments, including import or export restrictions or tariffs. For example, the Uyghur Forced Labor Prevention Act, which went into effect in June 2022 prohibits the importation of any goods grown, produced, manufactured or mined, wholly or in part, in the Xinjiang Uyghur Autonomous Region of China unless importers can provide clear and convincing evidence that goods were not made using forced labor. We have experienced some supply constraints as a result of these and similar regulations, and it is possible that our business or results of operations could be further negatively impacted by future determinations and disruptions.
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
Changes or uncertainty in U.S. or international trade policies and exposure to economic, political and currency and other risks could disrupt our global operations or negatively impact our financial results.
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
Geopolitical dynamics caused by political, economic, social or other conditions in foreign countries and regions may continue to impact our business and results of operations. Both of our segments have experienced increased costs in fiscal years 2022 and 2023, including for fuel, and it is possible that we could experience supply disruptions or shortages if tariffs or other protective measures are enacted.

42	Cardinal Health | Fiscal 2023 Form 10-K

Properties and Legal Proceedings
Properties
In the United States, at June 30, 2023, the Pharmaceutical segment operated one national logistics center; a number of primary pharmaceutical and specialty distribution facilities as well as nuclear pharmacy and radiopharmaceutical manufacturing facilities. The Medical segment operated medical-surgical distribution, assembly, manufacturing and other operating facilities in the United States.
At June 30, 2023, our Medical segment also operated manufacturing facilities in Canada, Costa Rica, the Dominican Republic, Germany, Ireland, Japan, Malaysia, Malta, Mexico and Thailand.
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

Cardinal Health | Fiscal 2023 Form 10-K	43

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

44	Cardinal Health | Fiscal 2023 Form 10-K

Market for Registrant's Common Equity
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.”
At July 31, 2023 there were approximately 6,571 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (3) (in millions)
April 2023	234	$79.43	—	$1,243
May 2023	137	83.79	—	1,243
June 2023	4,588,337	87.18	4,588,208	4,343
Total	4,588,708	$87.18	4,588,208	$4,343
(1)Reflects 234, 137 and 129 common shares purchased in April, May and June 2023, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On June 12, 2023, we entered into an accelerated share repurchase ("ASR") program to purchase common shares for an aggregate purchase price of $500 million and received an initial delivery of 4.6 million common shares using a reference price of $87.18. The ASR program is expected to conclude in the first quarter of fiscal 2024. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information.
(3)On November 4, 2021, our Board of Directors approved a $3.0 billion share repurchase program which will expire on December 31, 2024. On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program which will expire on December 31, 2027. As of June 30, 2023, we have $4.3 billion authorized for share repurchases remaining under these programs.

Cardinal Health | Fiscal 2023 Form 10-K	45

Market for Registrant's Common Equity
Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 invested at the closing price on June 30, 2018, and is based on the market prices at the end of each fiscal year through and including June 30, 2023, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

250
200
150
100
231.22
178.52
174.60
167.07
165.69
160.29
149.31
125.31
131.05
124.56
112.99
118.68
110.41
100.00
115.58
100.33
2018
2019
2020
2021
2022
2023
S&P 500 Healthcare Index
S&P 500 Index
Cardinal Health, Inc.

	June 30
	2018	2019	2020	2021	2022	2023
Cardinal Health, Inc.	100.00	100.33	115.58	131.05	124.56	231.22
S&P 500 Index	100.00	110.41	118.68	167.07	149.31	178.52
S&P 500 Healthcare Index	100.00	112.99	125.31	160.29	165.69	174.60

46	Cardinal Health | Fiscal 2023 Form 10-K

Reports
Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2023.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cardinal Health | Fiscal 2023 Form 10-K	47

Reports
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity/(deficit) and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 15, 2023 expressed an unqualified opinion thereon.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 15, 2023

48	Cardinal Health | Fiscal 2023 Form 10-K

Reports
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity/(deficit) and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 15, 2023 expressed an unqualified opinion thereon.
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

Cardinal Health | Fiscal 2023 Form 10-K	49

Reports

Medical Unit Goodwill
Description of the Matter
At June 30, 2023, goodwill related to the Company’s Medical segment, including the Medical Unit was $2.0 billion. As discussed in Notes 1 and 4 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or when indicators of impairment exist. During fiscal 2023, the Company recognized goodwill impairment charges related to the Medical Unit of $1.2 billion.

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

To test the estimated fair value of the Company’s Medical Unit, we performed audit procedures that included, among others, evaluating methodologies used; involving our valuation specialists to assist with our procedures related to the measurement of the fair value; and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the assumptions within the model and tested the model’s computational accuracy. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the result. We have also assessed the adequacy of the Company’s disclosures included in Notes 1 and 4 in relation to this matter.

Uncertain Tax Positions
Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company’s unrecognized tax benefits related to its uncertain tax positions were approximately $1.0 billion at June 30, 2023. Uncertain tax positions may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining if the tax position is more likely than not to be sustained upon examination, based on the technical merits of the position and (2) measuring the amount of tax benefit that qualifies for recognition.

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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 15, 2023

50	Cardinal Health | Fiscal 2023 Form 10-K

Financial Statements
Financial Statements and Supplementary Data

Cardinal Health | Fiscal 2023 Form 10-K	51

Financial Statements
Consolidated Statements of Earnings/(Loss)

(in millions, except per common share amounts)	2023	2022	2021
Revenue	$205,012	$181,364	$162,467
Cost of products sold	198,123	174,819	155,689
Gross margin	6,889	6,545	6,778

Operating expenses:
Distribution, selling, general and administrative expenses	4,834	4,557	4,533
Restructuring and employee severance	95	101	114
Amortization and other acquisition-related costs	285	324	451
Impairments and (gain)/loss on disposal of assets, net	1,250	2,050	79
Litigation (recoveries)/charges, net	(302)	109	1,129
Operating earnings/(loss)	727	(596)	472

Other (income)/expense, net	(4)	16	(47)
Interest expense, net	93	149	180
Loss on early extinguishment of debt	—	10	14
(Gain)/Loss on sale of equity interest in naviHealth	—	(2)	2
Earnings/(loss) before income taxes	638	(769)	323

Provision for/(benefit from) income taxes	376	163	(289)
Net earnings/(loss)	262	(932)	612

Less: Net earnings attributable to noncontrolling interests	(1)	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$261	$(933)	$611

Earnings/(loss) per common share attributable to Cardinal Health, Inc.
Basic	$1.00	$(3.35)	$2.09
Diluted	1.00	(3.35)	2.08

Weighted-average number of common shares outstanding:
Basic	261	279	292
Diluted	262	279	294
The accompanying notes are an integral part of these consolidated statements.

52	Cardinal Health | Fiscal 2023 Form 10-K

Financial Statements
Consolidated Statements of Comprehensive Income/(Loss)

(in millions)	2023	2022	2021
Net earnings/(loss)	$262	$(932)	$612

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(35)	(56)	46
Net unrealized gain/(loss) on derivative instruments, net of tax	(2)	(24)	24
Total other comprehensive income/(loss), net of tax	(37)	(80)	70

Total comprehensive income/(loss)	225	(1,012)	682

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$224	$(1,013)	$681
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2023 Form 10-K	53

Financial Statements
Consolidated Balance Sheets

	June 30
(in millions)	2023	2022
Assets
Current assets:
Cash and equivalents	$4,043	$4,717
Trade receivables, net	11,344	10,561
Inventories, net	15,940	15,636
Prepaid expenses and other	2,362	2,021
Assets held for sale	144	—
Total current assets	33,833	32,935

Property and equipment, net	2,462	2,361
Goodwill and other intangibles, net	6,081	7,629
Other assets	1,041	953
Total assets	$43,417	$43,878

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$29,813	$27,128
Current portion of long-term obligations and other short-term borrowings	792	580
Other accrued liabilities	3,059	2,842
Liabilities related to assets held for sale	42	—
Total current liabilities	33,706	30,550

Long-term obligations, less current portion	3,909	4,735
Deferred income taxes and other liabilities	8,653	9,299

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued— 327 million shares at June 30, 2023 and 2022	2,747	2,813
Accumulated deficit	(534)	(280)
Common shares in treasury, at cost: 76 million shares and 54 million shares at June 30, 2023 and 2022, respectively	(4,914)	(3,128)
Accumulated other comprehensive loss	(151)	(114)
Total Cardinal Health, Inc. shareholders' deficit	(2,852)	(709)
Noncontrolling interests	1	3
Total shareholders’ deficit	(2,851)	(706)
Total liabilities and shareholders’ deficit	$43,417	$43,878
The accompanying notes are an integral part of these consolidated statements.

54	Cardinal Health | Fiscal 2023 Form 10-K

Financial Statements
Consolidated Statements of Shareholders' Equity/(Deficit)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity/(Deficit)
(in millions)	Shares Issued	Amount	Retained Earnings/(Accumulated Deficit)	Shares	Amount
Balance at June 30, 2020	327	$2,789	$1,170	(35)	$(2,066)	$(104)	$3	$1,792
Net earnings			611				1	612
Other comprehensive income, net of tax						70		70
Employee stock plans activity, net of shares withheld for employee taxes	—	17		3	80			97
Share repurchase program activity				(4)	(200)			(200)
Dividends declared			(576)					(576)
Other							(1)	(1)
Balance at June 30, 2021	327	2,806	1,205	(36)	(2,186)	(34)	3	1,794
Net earnings/(loss)			(933)				1	(932)
Other comprehensive loss, net of tax						(80)		(80)
Employee stock plans activity, net of shares withheld for employee taxes	—	7		2	58			65
Share repurchase program activity				(20)	(1,000)			(1,000)
Dividends declared			(552)					(552)
Other							(1)	(1)
Balance at June 30, 2022	327	2,813	(280)	(54)	(3,128)	(114)	3	(706)
Net earnings			261				1	262
Other comprehensive loss, net of tax						(37)		(37)
Purchase of noncontrolling interests							(3)	(3)
Employee stock plans activity, net of shares withheld for employee taxes	—	(66)		3	121			55
Share repurchase program activity				(25)	(1,907)			(1,907)
Dividends declared			(515)					(515)
Balance at June 30, 2023	327	$2,747	$(534)	(76)	$(4,914)	$(151)	$1	$(2,851)
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2023 Form 10-K	55

Financial Statements
Consolidated Statements of Cash Flows

(in millions)	2023	2022	2021
Cash flows from operating activities:
Net earnings/(loss)	$262	$(932)	$612
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	692	692	783
Impairments and loss on sale of other investments	7	24	—
Impairments and (gain)/loss on disposal of assets, net	1,250	2,050	79
(Gain)/Loss on sale of equity interest in naviHealth	—	(2)	2
Loss on early extinguishment of debt	—	10	14
Share-based compensation	96	81	89
Provision for/(benefit from) deferred income taxes	(31)	7	496
Provision for bad debts	99	68	65
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(947)	(1,526)	(904)
Increase in inventories	(340)	(1,071)	(1,584)
Increase in accounts payable	2,718	3,428	2,325
Other accrued liabilities and operating items, net	(967)	293	452
Net cash provided by operating activities	2,839	3,122	2,429
Cash flows from investing activities:
Additions to property and equipment	(481)	(387)	(400)
Proceeds from divestitures, net of cash sold	—	923	—
Acquisition of subsidiaries, net of cash acquired	(10)	(22)	(3)
Proceeds from disposal of property and equipment	12	31	—
Purchase of other investments	(7)	(78)	(22)
Proceeds from sale of investments	3	29	47
Proceeds from net investment hedge terminations	29	71	—
Net cash provided by/(used in) investing activities	(454)	567	(378)
Cash flows from financing activities:
Purchase of noncontrolling interests	(3)	—	—
Proceeds from interest rate swap terminations	—	—	18
Reduction of long-term obligations	(579)	(885)	(570)
Net tax proceeds/(withholding) from share-based compensation	56	(19)	8
Dividends on common shares	(525)	(559)	(573)
Purchase of treasury shares	(2,000)	(1,000)	(200)
Net cash used in financing activities	(3,051)	(2,463)	(1,317)
Effect of exchange rates changes on cash and equivalents	(8)	(25)	11
Cash reclassified from/(to) assets held for sale	—	109	(109)
Net increase/(decrease) in cash and equivalents	(674)	1,310	636
Cash and equivalents at beginning of period	4,717	3,407	2,771
Cash and equivalents at end of period	$4,043	$4,717	$3,407
Supplemental Information:
Cash payments for interest	$203	$153	$182
Net cash payments/(refunds) for income taxes	156	(766)	273
The accompanying notes are an integral part of these consolidated statements.

56	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Cardinal Health, Inc. is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories and physician offices. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. References to “we,” “our,” "us," and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries, unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2023, 2022 and 2021 in these consolidated financial statements are to the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
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
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation and reserves, goodwill and other intangible asset impairment, vendor reserves, loss contingencies (including product liability and self-insurance accruals) and income taxes. Actual amounts may differ from these estimated amounts.
Cash Equivalents
We consider liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables and Allowance for Doubtful Accounts
Trade receivables are presented net of an allowance for doubtful accounts of $299 million and $273 million at June 30, 2023 and 2022, respectively. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, and consider historical experience, pricing discrepancies, the current economic environment, customer credit ratings or bankruptcies and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $56 million (current portion $9 million) and $63 million (current portion $12 million) at June 30, 2023 and 2022, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $6 million and $8 million at June 30, 2023 and 2022, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the creditworthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
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

Cardinal Health | Fiscal 2023 Form 10-K	57

Notes to Financial Statements
The following table summarizes historical percent of revenue and gross trade receivables from CVS Health and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2023	2022	2021	2023	2022
CVS Health	25%	25%	26%	23%	24%
OptumRx	16%	16%	15%	6%	4%
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 16 percent, 19 percent and 19 percent of revenue for fiscal 2023, 2022 and 2021, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A portion of our inventories (55 percent and 52 percent at June 30, 2023 and 2022, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
At June 30, 2023 and 2022, respectively, inventories valued at LIFO cost were $476 million and $416 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2023 or 2022.
Our remaining inventory, including inventory in our Medical segment and certain inventory in our Pharmaceutical segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. During fiscal 2021 we recorded a reserve of $197 million, primarily related to certain categories of gloves, to reduce the carrying value of certain personal protective equipment to its net realizable value.
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-
hand inventory and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $139 million and $147 million at June 30, 2023 and 2022, respectively.
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
We capitalize project costs relating to computer software developed or obtained for internal use when the activities related to the project reach the application stage. Costs that are associated with the preliminary stage activities, training, maintenance and all other post-implementation stage activities are expensed as they are incurred.
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including finance lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; capitalized software held for internal use—3 to 7 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization of capitalized software of $441 million, $412 million and $377 million for fiscal 2023, 2022 and 2021, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2023	2022
Land, building and improvements	$1,785	$1,724
Machinery and equipment	2,206	2,114
Capitalized software held for internal use	1,687	1,562
Furniture and fixtures	125	125
Construction in progress	516	358
Total property and equipment, at cost	6,319	5,883
Accumulated depreciation and amortization	(3,857)	(3,522)
Property and equipment, net	$2,462	$2,361

Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 5 percent at June 30, 2023. The amount of capitalized interest was immaterial for all periods presented.

58	Cardinal Health | Fiscal 2023 Form 10-K

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
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. During fiscal 2023, discount rates used in our reporting unit valuations ranged from 9.5 to 11 percent. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including forecasted operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2023, 2022 and 2021 and concluded that there were no impairments of goodwill for Pharmaceutical operating segment (excluding our Nuclear and Precision Health Solutions division); Nuclear and Precision Health Solutions division; and Cardinal Health at-Home Solutions division as the estimated fair value of each reporting unit exceeded its carrying value. As discussed further in Note 4, during fiscal 2023 and 2022, we recognized goodwill impairment charges related to our Medical Unit of $1.2 billion and $2.1 billion, respectively, which are included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings. There were tax benefits related to these goodwill impairment charges. See Note 8 for additional information.
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
Intangible assets with finite lives, primarily customer relationships; trademarks, trade names and patents; and developed technology, are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets over their estimated useful lives. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset group. Actual results may differ materially from those used in our forecasts.
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

Cardinal Health | Fiscal 2023 Form 10-K	59

Notes to Financial Statements
group as held for sale, we test the assets for impairment and cease related depreciation and amortization.
On June 5, 2023, we signed a definitive agreement to contribute our Outcomes™ business to Transaction Data Systems (TDS), a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a minority stake in the combined entity. Upon signing the agreement, we met the criteria for the related assets and liabilities of the Outcomes™ business to be classified as held for sale. The transaction closed on July 10, 2023. See Note 2 for additional information.
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
Leases
Our leases are primarily for corporate offices, distribution facilities, vehicles and equipment. We determine if an arrangement is a lease at its inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
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
Our lease agreements contain lease components and non-lease components. For all asset classes, we have elected to account for both of these components as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the consolidated financial statements at or for the fiscal years ended June 30, 2023, 2022 and 2021.
We apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2023, 2022 and 2021 was immaterial.
Our leases have remaining lease terms from less than 1 year up to approximately 20 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
See Note 5 for additional information regarding leases.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically update our reserve estimates to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. Adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues. Vendor reserves were $117 million and $105 million at June 30, 2023 and 2022 respectively, excluding third-party returns. See "Third-Party Returns" section within this Note for a description of third-party returns.
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
In connection with the opioid litigation as described further in the Note 7, we recorded pre-tax charges of $1.17 billion during fiscal 2021, which were retained at Corporate. In February 2022, we and two other national distributors announced that each company had determined that a sufficient number of political subdivisions had agreed to participate in the previously disclosed settlement

60	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements
agreement (the "National Opioid Settlement Agreement") to settle the vast majority of the opioid lawsuits filed by states and local governmental entities. This National Opioid Settlement Agreement became effective on April 2, 2022.
We develop and periodically update reserve estimates for all litigation matters, including the Cordis OptEase and TrapEase inferior vena cava ("IVC") claims received to date and expected to be received in the future and related costs. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, blended average payout influenced by claim severity, historical sales data, implant and injury to report lag patterns and estimated defense costs.
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
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. There were no material obligations at June 30, 2023.
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
Other Accrued Liabilities
Other accrued liabilities represent various current obligations, including certain accrued operating expenses, accrued rebates and taxes payable.
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

Cardinal Health | Fiscal 2023 Form 10-K	61

Notes to Financial Statements
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
Dividends
We paid cash dividends per common share of $1.98, $1.96 and $1.94 in fiscal 2023, 2022 and 2021, respectively.
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
We are generally the principal in a transaction, therefore our revenue is primarily recorded on a gross basis. When we are a principal in a transaction, we have determined that we control the ability to direct the use of the product or service prior to transfer to a customer, are primarily responsible for fulfilling the promise to provide the product or service to our customer, have discretion in establishing prices and ultimately control the transfer of the product or services provided to the customer.
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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2023 and 2022, the accrual for estimated sales returns and allowances was $474 million and $617 million, respectively, which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.2 billion, $2.4 billion and $2.6 billion, for fiscal 2023, 2022 and 2021, respectively, and the net impact on net earnings/(loss) in the consolidated statements of earnings/(loss) was immaterial in fiscal 2023, 2022 and 2021.
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
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings/(loss) and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $835 million, $748 million and $634 million, for fiscal 2023, 2022 and 2021, respectively.
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

62	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements
consideration obligations. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations and, in the case of the significant acquisitions with international operations, to stand-up the systems and processes needed to support an expanded geographic footprint. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in amortization and other acquisition-related costs. See Note 4 for additional information regarding amortization of acquisition-related intangible assets.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2023 and 2022 are presented in Note 11. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings/(loss) in the respective financial statement line item.
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
Recently Adopted Financial Accounting Standards
There were no accounting standards adopted in fiscal 2023 that had a material impact on our consolidated financial statements.
Recently Issued Financial Accounting Standards Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the FASB on our consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2022 Form 10-K. There were no accounting standards issued in fiscal 2023 that will have a material impact on our consolidated financial statements.

2. Divestitures
Divestitures
Outcomes
On June 5, 2023, we signed a definitive agreement to contribute our Outcomes™ business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a minority stake in the combined entity. The transaction closed on July 10, 2023 and we expect to recognize a gain of approximately $60 million in the first quarter of fiscal 2024, which will be included in impairments and (gain)/loss on disposal of assets, net.
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

Cardinal Health | Fiscal 2023 Form 10-K	63

Notes to Financial Statements
During the three months ended June 30, 2023, we met the criteria for the related assets and liabilities of $138 million and $42 million, respectively, of the Outcomes business to be classified as held for sale. We determined that the sale of the Outcomes business does not meet the criteria to be classified as discontinued operations. The Outcomes business operates within our Pharmaceutical segment.
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
During fiscal 2021, we met the criteria for the related assets and liabilities of the Cordis business to be classified as held for sale. We determined that the sale of the Cordis business did not meet the criteria to be classified as discontinued operations. In connection with the divestiture, we recognized a $60 million pre-tax loss in impairments and (gain)/loss on disposal of assets, net in our consolidated statement of earnings/(loss) in fiscal 2021.
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

(in millions)	2023	2022	2021
Employee-related costs	$39	$35	$53
Facility exit and other costs	56	66	61
Total restructuring and employee severance	$95	$101	$114
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional, project management and other service fees to support divestitures, costs associated with vacant facilities and certain other divestiture-related costs.
In fiscal 2023, 2022 and 2021, restructuring costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and the divestiture of the Cordis business. During fiscal 2023, we also incurred restructuring costs related to certain projects resulting from reviews of our strategy, portfolio, capital-allocation framework and operations. During fiscal 2022, restructuring also included costs related to decreasing our overall office space.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2021	$53	$26	$79
Additions	49	10	59
Payments and other adjustments	(46)	(26)	(72)
Balance at June 30, 2022	56	10	66
Additions	35	8	43
Payments and other adjustments	(47)	(16)	(63)
Balance at June 30, 2023	$44	$2	$46
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical (1)	Medical (2)	Total
Balance at June 30, 2021	$2,659	$5,330	$7,989
Goodwill acquired, net of purchase price adjustments	14	—	14
Foreign currency translation adjustments and other	—	(64)	(64)
Goodwill impairment	—	(2,084)	(2,084)
Balance at June 30, 2022	2,673	3,182	5,855
Goodwill acquired, net of purchase price adjustments	—	15	15
Foreign currency translation adjustments and other	—	(6)	(6)
Goodwill impairment	—	(1,231)	(1,231)
Outcomes goodwill reclassified to assets held for sale	(24)	—	(24)
Balance at June 30, 2023	$2,649	$1,960	$4,609
(1)    At June 30, 2023 and 2022, the Pharmaceutical segment accumulated goodwill impairment loss was $829 million.
(2)    At June 30, 2023 and 2022, the Medical segment accumulated goodwill impairment loss was $4.7 billion and $3.5 billion, respectively.
Due to changes in our long-term financial plan assumptions made during fiscal 2023, including those related to Cardinal Health branded medical products sales growth and net inflationary impacts, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit at June 30, 2023. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in a pre-tax impairment charge of $368 million and cumulative pre-tax impairment charges of $1.2 billion in fiscal 2023, due to the impairment charges recognized during the second and first quarters of fiscal 2023 as described further below. This impairment charge was primarily driven by the impact of the reductions in our long-term financial plan assumptions. The impairment charges were included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss).
We performed interim quantitative goodwill impairment testing for the Medical Unit at December 31, 2022 and September 30, 2022, which resulted in pre-tax impairment charges of $709 million and

Cardinal Health | Fiscal 2022 Form 10-K	64

Notes to Financial Statements

$154 million, respectively. We also performed interim quantitative goodwill impairment testing at March 31, 2023 and concluded that there was no impairment of goodwill at March 31, 2023 as the estimated fair value of the Medical Unit exceeded its carrying value by approximately 4 percent. The impairment charge recognized in the second quarter was driven by certain reductions in our long-term financial plan assumptions, and the impairment charge recognized in the first quarter was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate.
Our determinations of the estimated fair value of the Medical Unit at June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022 were based on a combination of the income-based approach (using a terminal growth rate of 2 percent), and the market-based approaches. For the income-based approach, we used discount rates of 10 percent, 10 percent, 10.5 percent and 10.5 percent for fourth, third, second and first quarters, respectively. The decrease in the discount rate for the interim testing performed at March 31, 2023 and June 30, 2023 was primarily due to a decrease in the risk-free interest rate. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method and 10 percent to the guideline transaction method. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
During fiscal 2022, we performed quantitative goodwill impairment testing for the Medical Unit which resulted in cumulative pre-tax impairment charges $2.1 billion, which were included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss).
In connection with the divestiture of the Outcomes business, during fiscal 2023, we allocated and reclassified $24 million of goodwill from the Pharmaceutical operating segment (excluding our Nuclear and Precision Health Solutions division) to the Outcomes disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that was retained.
Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2023
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$11		$11	N/A
Total indefinite-life intangibles	11		11	N/A
Definite-life intangibles:
Customer relationships	3,174	2,274	900	9
Trademarks, trade names and patents	546	380	166	8
Developed technology and other	1,021	626	395	8
Total definite-life intangibles	4,741	3,280	1,461	9
Total other intangible assets	$4,752	$3,280	$1,472	N/A

	2022
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$11		$11
Total indefinite-life intangibles	11		11
Definite-life intangibles:
Customer relationships	3,272	2,165	1,107
Trademarks, trade names and patents	552	360	192
Developed technology and other	1,038	574	464
Total definite-life intangibles	4,862	3,099	1,763
Total other intangible assets	$4,873	$3,099	$1,774
Total amortization of intangible assets was $281 million, $311 million and $428 million for fiscal 2023, 2022 and 2021, respectively. The estimated annual amortization for intangible assets for fiscal 2024 through 2028 is as follows: $255 million, $231 million, $205 million, $173 million and $146 million.

Cardinal Health | Fiscal 2023 Form 10-K	65

Notes to Financial Statements

5. Leases
The following table summarizes the components of lease cost:

(in millions)	2023	2022	2021
Operating lease cost	$112	$117	$119
Finance lease cost	31	23	16
Variable lease cost	21	13	24
Total lease cost	$164	$153	$159
Variable lease cost primarily includes payments for property taxes, maintenance and insurance.
The following table summarizes supplemental balance sheet and other information related to leases at June 30:

(in millions)	2023	2022
Operating Leases
Operating lease right-of-use assets	$435	$457

Current portion of operating lease liabilities	100	102
Long-term operating lease liabilities	375	388
Total operating lease liabilities	475	490

Finance Leases
Finance lease right-of-use assets	82	68

Current portion of finance lease liabilities	27	23
Long-term finance lease liabilities	59	49
Total finance lease liabilities	$86	$72

Weighted-average remaining lease term (years)
Operating leases	5.7 years	6.0 years
Finance leases	4.1 years	4.1 years

Weighted-average discount rate
Operating leases	3.6%	3.0%
Finance leases	3.1%	1.8%
Operating leases are included in other assets, other accrued liabilities and deferred income taxes and other liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings and long-term obligations, less current portion in our consolidated balance sheets.
The following table summarizes supplemental cash flow information related to leases:

(in millions)	2023	2022	2021
Cash paid for lease liabilities:
Operating cash flows paid for operating leases	$119	$123	$115
Financing cash flows paid for finance leases	31	21	15
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	75	101	138
New finance leases	42	28	45
Future lease payments under non-cancellable leases as of June 30, 2023 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
2024	$113	$28	$141
2025	103	24	127
2026	86	17	103
2027	68	10	78
2028	55	6	61
Thereafter	97	7	104
Total future lease payments	522	92	614
Less: imputed interest	47	6	53
Total lease liabilities	$475	$86	$561
6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2023	2022
3.2% Notes due 2023	$—	$556
3.079% Notes due 2024	764	779
3.5% Notes due 2024	404	407
3.75% Notes due 2025	513	518
3.41% Notes due 2027	1,184	1,193
4.6% Notes due 2043	306	321
4.5% Notes due 2044	331	342
4.9% Notes due 2045	428	441
4.368% Notes due 2047	561	560
7.0% Debentures due 2026	124	124
Other Obligations	86	74
Total	4,701	5,315
Less: current portion of long-term obligations and other short-term borrowings	792	580
Long-term obligations, less current portion	$3,909	$4,735
(1) Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2024 through 2028 and thereafter are as follows: $792 million, $428 million, $530 million, $1.3 billion, $6 million and $1.6 billion.

66	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements

Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $29.8 billion and $27.1 billion at June 30, 2023 and 2022, respectively.
During fiscal 2023, we repaid the full principal of $550 million of the 3.2% Notes due 2023 at maturity.
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
The repayments, redemptions and repurchases were paid for with available cash and other short-term borrowings.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2023, we were in compliance with this financial covenant.
At June 30, 2023 and 2022, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $1 million at both June 30, 2023 and 2022.
During fiscal 2023, we had a daily maximum amount outstanding under our commercial paper and committed receivables programs of $445 million.
We had no amounts outstanding as of June 30, 2023 under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $31 million at both June 30, 2023 and 2022.
We had no amounts outstanding under the commercial paper program as of June 30, 2023 and 2022.
The $86 million and $74 million balance of other obligations at June 30, 2023 and 2022, respectively, consisted of finance leases and short-term borrowings.

Cardinal Health | Fiscal 2023 Form 10-K	67

Notes to Financial Statements
7. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture with CVS Health Corporation
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health for an initial term of 10 years. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of its participants. In August 2021, we amended our agreement to extend the term through June 2029. We are required to make quarterly payments to CVS Health for the term of the arrangement. These payments are included as purchase obligations and other payments in the "Contractual Obligations and Cash Requirements" section of MD&A.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. In the second quarter of fiscal year 2022, we paid the State of New York $20 million, our portion of the assessment for calendar year 2017. At June 30, 2022, we had an accrual of $20 million, which represented our estimate of our portion of the assessment for calendar year 2018. During the fiscal 2023, we recorded $6 million of income to reduce this accrual to the invoiced amount for the calendar year 2018 assessment and we paid $11 million.
Legal Proceedings
We become involved from time to time in disputes, litigation and regulatory matters.
From time to time, we determine that products we distribute, source, manufacture or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a potential quality or regulatory issue, we investigate and take appropriate corrective action. Such actions have led to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, restrictions on importation, product liability claims and lawsuits and can lead to action by regulators. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
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
Opioid Lawsuits and Investigations
Cardinal Health, other pharmaceutical wholesalers and other participants in the pharmaceutical supply chain have been named as a defendant in lawsuits related to the distribution of opioid pain medications. These lawsuits seek equitable relief and monetary damages based on a variety of legal theories, including various common law claims, such as public nuisance, negligence, unjust enrichment, personal injury, as well as violations of controlled

68	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements
substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. Plaintiffs in these lawsuits include state attorneys general, counties and municipalities, as well as private parties, such as unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals.
We have also received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). We have also received civil requests for information, subpoenas and other requests from other DOJ offices. These investigations concern operation of our anti-diversion program, our anti-diversion policies and procedures and distribution of certain controlled substances. We are cooperating with these investigations. We are unable to predict the outcome of any of these investigations.
In total, as of June 30, 2023, we have $5.87 billion accrued for these matters, of which $426 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our consolidated balance sheets.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits and none of these agreements is an admission of liability or wrongdoing. Please see below for additional description of these matters.
States & Political Subdivisions
In February 2022, we along with two other national distributors (collectively, the "Distributors") independently approved a settlement and settlement agreement (the "National Opioid Settlement Agreement") to settle the vast majority of opioid lawsuits and claims brought by states and political subdivisions. This National Opioid Settlement Agreement became effective on April 2, 2022. In addition to the Distributors, parties to the National Opioid Settlement Agreement include 48 states, the District of Columbia and 5 U.S. territories. Over 99 percent of political subdivisions (by population as calculated under the National Opioid Settlement Agreement) that had brought opioid-related suits against us have chosen to join the National Opioid Settlement Agreement or have had their claims addressed by state legislation (together with settling states and territories, the “Settling Governmental Entities).
As of July 2023, we have paid the Settling Governmental Entities approximately $1.2 billion and will pay Settling Governmental Entities additional amounts up to $5.2 billion through 2038. The National Opioid Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs. A monitor will oversee compliance with these provisions until 2027. In addition, the Distributors will engage a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund until 2032. As a result of the National Opioid Settlement Agreement, most lawsuits brought against us by states and other political subdivisions have been dismissed. We continue to engage in resolution discussions with certain nonparticipating political subdivisions, including the Attorney General for the State of Alabama, and we intend to defend ourselves vigorously against all remaining lawsuits.
Other Settlements
West Virginia subdivisions and Native American tribes were not a part of the National Opioid Settlement Agreement and we had separate negotiations with these groups. In July 2022, a judgment in favor of the Distributors was entered in bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington. In July 2022, the Distributors reached an agreement to settle the opioid-related claims of the majority of the remaining West Virginia subdivisions. Under this agreement, we agreed to pay eligible West Virginia subdivisions up to approximately $124 million over an eleven-year period. This agreement became effective in October 2022 when all participating subdivisions dismissed their cases.
In October 2022, we executed a final settlement agreement with the Native American Tribes, pursuant to which we will pay up to approximately $136 million over five years. In connection with this settlement, the court entered dismissals for the Native American tribes cases.
Private Plaintiffs
The National Opioid Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Private parties had brought approximately 403 lawsuits as of August 8, 2023. Of these, 102 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are engaged in resolution discussions with certain private plaintiffs; however, we are vigorously defending ourselves in all of these matters.
A trial in a case involving 21 plaintiffs began in state court in Georgia in January 2023 and concluded in March 2023 with a verdict for the company and other defendants on all claims. In July 2023, the judge denied the plaintiffs' motion for a new trial. A trial involving eight hospital plaintiffs that was scheduled to begin in Alabama in July 2023 was stayed and we do not know when it will be rescheduled.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. During fiscal year 2023, we received approximately $10 million in insurance recoveries related to these matters, however, we have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of June 30, 2023.

Cardinal Health | Fiscal 2023 Form 10-K	69

Notes to Financial Statements
Cordis IVC Filter Matters
Product Liability Lawsuits
We have been named as a defendant in approximately 450 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,000 plaintiffs that allege personal injuries associated with the use of IVC filter products. These lawsuits sought a variety of remedies, including unspecified monetary damages. The divestiture of the Cordis business did not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve approximately 4,376 claims for $275 million. This settlement agreement is subject to certain conditions, including certain opt-in thresholds. Between May and September 2023, we will make settlement payments totaling $275 million into a qualified settlement fund, which will be disbursed to the plaintiffs if required conditions are satisfied. Since July 2021, we have also entered into other agreements to settle approximately 2,881 product liability claims. While these settlements will resolve the vast majority of IVC filter product liability claims, they will not resolve all of them, and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
Additionally, in August 2021, the Attorney General for the State of New Mexico filed an action against certain IVC filter manufacturers, including us, alleging claims under New Mexico's Unfair Practices Act, Medicaid Fraud Act and Fraud Against Taxpayers Act. The allegations made are similar to those made in the product liability lawsuits. We intend to vigorously defend ourselves against these claims.
We recognized income of $103 million during fiscal 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At June 30, 2023, we had a total of $385 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our consolidated balance sheets.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by making misrepresentations and omissions related to the acquisition integration of the Cordis business and inventory and supply chain problems within the Cordis business, and seeks to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleges that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. In February 2023, we reached an agreement in principle with the plaintiffs to settle this matter for $109 million, subject to final approval by the court. The court granted its preliminary approval in April 2023 and will conduct a final hearing in September 2023. If the settlement is approved, our insurance carriers will pay $109 million to the plaintiffs. In fiscal year 2023, we have received approximately $9 million in insurance recoveries for costs incurred in connection with this matter.
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
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of lawsuits in which we were a class member or plaintiff of $130 million, $18 million and $112 million during fiscal 2023, 2022 and 2021, respectively.
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
In October 2022, the court entered an order approving the settlement agreement reached between the parties and dismissing the case. The settlement does not include any admission of liability. Under this settlement, in December 2022, Cardinal Health's director and officer liability insurance carriers, on behalf of the defendants, paid Cardinal Health $124 million, less approximately $31 million in attorneys' fees and expenses awarded by the court to plaintiffs' counsel. Cardinal Health received net cash proceeds resulting from this settlement of $93 million, which was recognized in litigation (recoveries)/charges, net, during the fiscal year 2023.

70	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements
8. Income Taxes
Earnings/(Loss) before Income Taxes and Provision for/(Benefit From) Income Taxes
The following table summarizes earnings/(loss) before income taxes:

(in millions)	2023	2022	2021
U.S. operations	$291	$(1,000)	$(47)
Non-U.S. operations	347	231	370
Earnings/(loss) before income taxes	$638	$(769)	$323
The following table summarizes the components of provision for/(benefit from) income taxes:

(in millions)	2023	2022	2021
Current:
Federal	$254	$34	$(989)
State and local	69	29	92
Non-U.S.	84	93	112
Total current	$407	$156	$(785)

Deferred:
Federal	$(8)	$30	$539
State and local	13	(22)	(28)
Non-U.S.	(36)	(1)	(15)
Total deferred	$(31)	$7	$496
Provision for/(benefit from) income taxes	$376	$163	$(289)

Tax Effects of Goodwill Impairment Charges
During fiscal 2023 and 2022, we recognized cumulative pre-tax goodwill impairment charges of $1.2 billion and $2.1 billion, respectively, related to the Medical Unit. The net tax benefits related to these charges were $82 million and $150 million during fiscal 2023 and 2022, respectively.
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
Accordingly, our provision for income taxes during fiscal 2021 included a $424 million benefit from the net operating loss carryback primarily to reflect the difference between the federal statutory income tax rate during the fiscal years from 2015 to 2018 (35 percent for fiscal 2015, 2016 and 2017 and 28 percent for fiscal 2018) and the current federal statutory income tax rate of 21 percent.
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
Tax Effects of Opioid Litigation Charges
In connection with the $1.17 billion pre-tax charge for the opioid litigation recorded during fiscal 2021, the net tax benefit was approximately $228 million. Our tax benefits are estimates, which reflect our current assessment of the estimated future deductibility of the amount that may be paid under the accrual taken in connection with the opioid litigation and are net of unrecognized tax benefits of $219 million.
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
Effective Tax Rate
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate:

	2023	2022	2021
Provision at Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	6.6	2.2	3.2
Tax effect of foreign operations	(4.2)	3.5	0.7
Nondeductible/nontaxable items	(1.1)	1.2	1.6
Impact of Divestitures	—	(4.9)	7.0
Withholding Taxes	1.0	(1.1)	9.0
Change in Valuation Allowances	(5.3)	3.5	(1.4)
US Taxes on International Income (2)	(0.7)	3.2	(6.7)
Impact of Resolutions with IRS and other related matters	5.8	(0.6)	(13.6)
Opioid litigation	0.1	(0.5)	17.7
Goodwill Impairment	36.9	(49.5)	—
Loss Carryback Claims	—	—	(129.9)
Other	(1.2)	0.8	1.7
Effective income tax rate	58.9%	(21.2)%	(89.7)%
(1)    This table reflects fiscal 2023 pretax income with tax expense, fiscal 2022 pretax loss with tax expense and fiscal 2021 pretax income with tax benefit.

Cardinal Health | Fiscal 2023 Form 10-K	71

Notes to Financial Statements
(2)    Includes the tax impact of Global Intangible Low-Taxed Income ("GILTI") tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code.
The income tax rate was 58.9% and (21.2)% in fiscal 2023 and fiscal 2022 compared to an income tax benefit rate of (89.7)% in fiscal 2021. Fluctuations in the effective tax rates are primarily due to the impact of goodwill impairment in fiscal 2023 and 2022, impact of opioid litigation in fiscal 2021, as well as the impact of the carryback claim filed in accordance with the CARES Act provision in fiscal year 2021. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may impact our self-insurance loss, which could negatively impact our financial position.
Our effective tax rate has benefits from negotiated lower than statutory tax rates in select foreign jurisdictions which individually are not material to our effective tax rate but in aggregate had a favorable tax impact of approximately $27 million during fiscal 2023.
As of June 30, 2023, foreign earnings of approximately $976 million are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2023.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.
The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2023	2022
Deferred income tax assets:
Receivable basis difference	$44	$41
Accrued liabilities	704	675
Share-based compensation	29	34
Loss and tax credit carryforwards	671	778
Deferred tax assets related to uncertain tax positions	39	33
Other	53	23
Total deferred income tax assets	1,540	1,584
Valuation allowance for deferred income tax assets	(421)	(468)
Net deferred income tax assets	$1,119	$1,116

Deferred income tax liabilities:
Inventory basis differences	$(1,229)	$(1,164)
Property-related	(336)	(288)
Goodwill and other intangibles	(624)	(683)
Self-Insurance	(975)	(975)
Total deferred income tax liabilities	$(3,164)	$(3,110)
Net deferred income tax liability	$(2,045)	$(1,994)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction and for uncertain tax positions, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2023	2022
Noncurrent deferred income tax asset (1)	$53	$36
Noncurrent deferred income tax liability (2)	(2,096)	(2,030)
Noncurrent deferred income tax liability transferred to held for sale	(2)	—
Net deferred income tax liability	$(2,045)	$(1,994)
(1)Included in other assets in the consolidated balance sheets.
(2)Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2023 we had gross federal, state and international loss and credit carryforwards of $505 million, $3.4 billion and $2.1 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $671 million. Substantially all of these carryforwards are available for at least three years. Approximately $403 million of the valuation allowance at June 30, 2023 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
Unrecognized Tax Benefits
We had $1.0 billion, $943 million and $932 million of unrecognized tax benefits at June 30, 2023, 2022 and 2021, respectively. The June 30, 2023, 2022 and 2021 balances include $873 million, $858 million and $849 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2023	2022	2021
Balance at beginning of fiscal year	$943	$932	$998
Additions for tax positions of the current year	25	7	121
Additions for tax positions of prior years	133	39	223
Reductions for tax positions of prior years	(16)	(19)	(138)
Settlements with tax authorities	(73)	(12)	(271)
Expiration of the statute of limitations	(2)	(4)	(1)
Balance at end of fiscal year	$1,010	$943	$932

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues,

72	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements
reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $50 million, exclusive of penalties and interest.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2023, 2022 and 2021, we had $65 million, $48 million and $49 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. As a result of our IRS audit settlements and carryback claim, an immaterial amount of interest was recorded in fiscal 2023, 2022 and 2021.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $82 million and $75 million at June 30, 2023 and 2022, respectively, and is included in other assets in the consolidated balance sheets.

9. Fair Value Measurements
The following tables present the fair values for assets and liabilities measured on a recurring basis at June 30:

	2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,253	$—	$—	$1,253
Other investments (1)	101	—	—	101
Liabilities:
Forward contracts (2)	—	(73)	—	(73)

	2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,425	$—	$—	$2,425
Other investments (1)	97	—	—	97
Forward contracts (2)	—	15	—	15
(1)The other investments balance includes investments in mutual funds, which offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high-quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
(2)The fair value of interest rate swaps, foreign currency contracts and net investment hedges is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other, other assets, other accrued liabilities and deferred income taxes and other liabilities within the consolidated balance sheets.

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

Cardinal Health | Fiscal 2023 Form 10-K	73

Notes to Financial Statements
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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2023	2022
Assets:
Cross-currency swap (1)	$—	$25
Cross-currency swap (2)	23	29
Foreign currency contracts (2)	5	7
Total assets	$28	$61

Liabilities:
Cross-currency swap (3)	$4	$—
Foreign currency contracts (3)	4	3
Pay-floating interest rate swaps (3)	93	43
Total liabilities	$101	$46
(1)    Included in other assets in the consolidated balance sheets.
(2)    Included in prepaid expenses and other in the consolidated balance sheets.
(3)    Included in other accrued liabilities in the consolidated balance sheets.
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings/(loss). During fiscal 2023, 2022 and 2021 there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During fiscal 2023, 2022 and 2021, we entered into pay-floating interest rate swaps with total notional amounts of $300 million, $600 million and $200 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets.
During fiscal 2021, we unwound certain interest rate swap contracts with the notional amount of $550 million. In connection with the unwind of these contracts, we received cash proceeds of $18 million. The related gain was recognized in interest expense, net in our consolidated statements of earnings/(loss) over the remaining term of the debt agreement, which matured in March 2023.
The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2023
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,100	Jun 2027	-	Sep 2030

	2022
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$800	Jun 2027	-	May 2029
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2023	2022	2021
Pay-floating interest rate swaps (1)	$(50)	$(44)	$(8)
Fixed-rate debt (1)	50	44	8
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
During fiscal 2021, we terminated forward interest rate swaps with a total notional amount of $200 million that were entered into in fiscal 2020 because the forecasted transactions were probable of not occurring. As a result, we reclassified an immaterial deferred gain from accumulated other comprehensive loss into interest expense, net in our consolidated statements of earnings/(loss).
Gains currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2023 and 2022, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, Chinese renminbi, Thai baht, Euro, Japanese yen, Philippine peso, Australian dollar, Indian rupee, British pound and Swiss franc.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our Medical segment.

74	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements
The following tables summarize the outstanding cash flow hedges at June 30:

	2023
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$376	Jul 2023	-	Jun 2024

	2022
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$327	Jul 2022	-	Jun 2023
The following table summarizes the pre-tax gain/(loss) included in OCI for derivative instruments designated as cash flow hedges:

(in millions)	2023	2022	2021
Forward interest rate swaps	$—	$—	$16
Commodity contracts	—	—	1
Foreign currency contracts	(2)	3	5
The following table summarizes the pre-tax gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2023	2022	2021
Foreign currency contracts (1)	$9	$5	$(12)
Foreign currency contracts (2)	2	1	(2)
Foreign currency contracts (3)	1	—	4
Forward interest rate swaps (4)	2	2	2
Commodity contracts (3)	—	—	6
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
During fiscal 2023, we entered into €100 million ($107 million) cross-currency swaps maturing in March 2025, €100 million ($107 million) cross-currency swaps maturing in March 2026, ¥19 billion ($150 million) cross-currency swaps maturing in September 2025 and ¥19 billion ($150 million) cross-currency swaps maturing in June 2027.
During fiscal 2023, we terminated the €200 million ($233 million) cross-currency swap entered into in September 2018 and the ¥48 billion ($400 million) cross-currency swaps entered into in March 2022 and received net settlements in cash of $19 million and $10 million, respectively. These were recorded in proceeds from net investment hedge terminations in our consolidated statements of cash flows.
During fiscal 2022, we entered into a ¥24 billion ($200 million) cross-currency swap maturing in September 2025 and a ¥24 billion ($200 million) cross-currency swap maturing in June 2027.
During fiscal 2022, we terminated the ¥64 billion ($600 million) cross-currency swap entered into in August 2019 and received a net settlement in cash of $71 million recorded in proceeds from net investment hedge terminations in our consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were a $6 million loss and a $86 million gain during fiscal 2023 and 2022, respectively. Gains recognized in interest expense, net in the consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $16 million and $21 million during fiscal 2023 and 2022, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. The principal currencies managed through foreign currency contracts are the Euro, Chinese renminbi, Canadian dollar, Indian rupee and Philippine peso.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2023
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$137	July 2023

	2022
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$265	Jul 2022
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2023	2022	2021
Foreign currency contracts (1)	$(7)	$—	$(8)
(1)    Included in other income, net in the consolidated statements of earnings/(loss).

Cardinal Health | Fiscal 2023 Form 10-K	75

Notes to Financial Statements
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at June 30, 2023 and 2022 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2023	2022
Estimated fair value	$4,417	$5,049
Carrying amount	4,701	5,315
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2023		2022
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$1,100	$(93)	$800	$(43)
Foreign currency contracts	513	1	592	4
Cross-currency swap	514	19	633	54

11. Shareholders' Equity/(Deficit)
At June 30, 2023 and 2022, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares”. Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2023 and 2022.
We repurchased $3.1 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2023, 2022 and 2021, as described below. We funded the repurchases with available cash and short-term borrowings. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2023, we repurchased 24.6 million common shares having an aggregate cost of $1.9 billion. We repurchased 13.6 million, 3.2 million, 3.2 million and 4.6 million common shares under multiple accelerated share repurchase ("ASR") programs with average prices paid per common share of $73.36, $77.50, $77.27 and $87.18, respectively. These repurchases began on September 14, 2022 and we expect the most recent program to conclude in August 2023.
During fiscal 2022, we repurchased 19.5 million common shares having an aggregate cost of $1.0 billion. We repurchased 9.8 million, 6.1 million and 3.6 million common shares under multiple ASR programs with average prices paid per common share of $51.10, $49.39 and $56.02, respectively. These repurchases began on August 18, 2021 and concluded on April 18, 2022.
During fiscal 2021, we repurchased 3.7 million common shares having an aggregate cost of $200 million. The average price paid per common share was $54.40. These repurchases were made under an ASR program, which began on February 9, 2021 and was completed on March 31, 2021.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments and Other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$(46)	$12	$(34)
Other comprehensive loss, before reclassifications	(56)	(16)	(72)
Amounts reclassified to earnings	—	(8)	(8)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $24 million	(56)	(24)	(80)
Balance at June 30, 2022	(102)	(12)	(114)
Other comprehensive loss, before reclassifications	(35)	12	(23)
Amounts reclassified to earnings	—	(14)	(14)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax benefit of $2 million	(35)	(2)	(37)
Balance at June 30, 2023	$(137)	$(14)	$(151)

76	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements

12. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2023	2022	2021
Net earnings/(loss)	$262	$(932)	$612
Net earnings attributable to noncontrolling interest	(1)	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$261	$(933)	$611
Weighted-average common shares–basic	261	279	292
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	—	2
Weighted-average common shares–diluted	262	279	294
Basic earnings/(loss) per common share attributable to Cardinal Health, Inc.:	$1.00	$(3.35)	$2.09
Diluted earnings/(loss) per common share attributable to Cardinal Health, Inc.:	1.00	(3.35)	2.08
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for fiscal 2023, 2022 and 2021 were 2 million, 5 million and 3 million, respectively. During fiscal 2022, there were 1 million potentially dilutive employee stock options, restricted share units and performance share units, not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would be anti-dilutive as a result of the net loss for the fiscal year.

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
The following table presents revenue for each reportable segment and Corporate:

(in millions)	2023	2022	2021
Pharmaceutical	$190,009	$165,491	$145,796
Medical	15,014	15,887	16,687
Total segment revenue	205,023	181,378	162,483
Corporate (1)	(11)	(14)	(16)
Total revenue	$205,012	$181,364	$162,467
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following table presents revenue for each reportable segment and disaggregated revenue within our two reportable segments and Corporate:

(in millions)	2023	2022	2021
Pharmaceutical and Specialty Pharmaceutical Distribution and Services (1)	$188,812	$164,580	$144,988
Nuclear and Precision Health Solutions (2)	1,197	911	808
Pharmaceutical segment revenue	190,009	165,491	145,796
Medical Products and Distribution (3)	12,374	13,462	14,485
Cardinal Health at-Home Solutions	2,640	2,425	2,202
Medical segment revenue	15,014	15,887	16,687
Total segment revenue	205,023	181,378	162,483
Corporate (4)	(11)	(14)	(16)
Total revenue	$205,012	$181,364	$162,467

Cardinal Health | Fiscal 2023 Form 10-K	77

Notes to Financial Statements

(1)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(2)Increase from prior year relates to new product launches and changes in revenue presentation from agent to principal for certain customer contracts.
(3)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(4)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following table presents revenue by geographic area:

(in millions)	2023	2022	2021
United States	$200,384	$176,855	$157,756
International	4,639	4,523	4,727
Total segment revenue	205,023	181,378	162,483
Corporate (1)	(11)	(14)	(16)
Total revenue	$205,012	$181,364	$162,467
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
•state opioid assessment related to prior fiscal years; in connection with the New York Opioid Stewardship Act as discussed further in Note 7;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•impairments and (gain)/loss on disposal of assets, net; in connection with goodwill impairment testing for the Medical Unit as discussed further in Note 4, we recognized cumulative pre-tax goodwill impairment charges of $1.2 billion and $2.1 billion during fiscal 2023 and 2022, respectively;
•litigation (recoveries)/charges, net; in connection with the opioid litigation as discussed further in Note 7, we recognized a pre-tax charge of $1.17 billion during fiscal 2021;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•(gain)/loss on sale of equity interest in naviHealth;
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $35 million, $50 million and $27 million for fiscal 2023, 2022 and 2021, respectively.
The following table presents segment profit by reportable segment and Corporate:

(in millions)	2023	2022	2021
Pharmaceutical	$1,999	$1,770	$1,684
Medical	111	216	577
Total segment profit	2,110	1,986	2,261
Corporate	(1,383)	(2,582)	(1,789)
Total operating earnings/(loss)	$727	$(596)	$472

The following tables present depreciation and amortization and additions to property and equipment by reportable segment and Corporate:

(in millions)	2023	2022	2021
Pharmaceutical	$225	$193	$151
Medical	213	216	226
Corporate	254	283	406
Total depreciation and amortization	$692	$692	$783

(in millions)	2023	2022	2021
Pharmaceutical	$90	$79	$55
Medical	209	140	97
Corporate	182	168	248
Total additions to property and equipment	$481	$387	$400

78	Cardinal Health | Fiscal 2023 Form 10-K

Notes to Financial Statements

The following table presents total assets for each reportable segment and Corporate at June 30:

(in millions)	2023	2022	2021
Pharmaceutical	$28,077	$26,409	$23,624
Medical (1) (2)	10,130	11,632	15,408
Corporate	5,210	5,837	5,421
Total assets	$43,417	$43,878	$44,453
(1)Assets of $1.1 billion related to the Cordis business were included within Medical at June 30, 2021. We sold the Cordis business during fiscal 2022.
(2)Medical reflects $1.2 billion and $2.1 billion cumulative pre-tax goodwill impairment charges recorded in connection with the goodwill impairment testing for the Medical Unit during fiscal 2023 and 2022, respectively.

The following table presents property and equipment, net by geographic area:

(in millions)	2023	2022	2021
United States	$2,026	$1,976	$1,958
International	436	385	402
Property and equipment, net	$2,462	$2,361	$2,360

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2023, 21 million shares remain available for future grants under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan ("2021 LTIP"). Under the 2021 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 8 million shares could be issued under awards other than stock options while 21 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest. Until the end of fiscal 2018, stock options were granted to our officers and certain employees. There were no stock options granted to employees during fiscal 2023, 2022 or 2021.
The following table provides total share-based compensation expense by type of award:

(in millions)	2023	2022	2021
Restricted share unit expense	$64	$69	$73
Performance share unit expense	32	12	16
Total share-based compensation expense	$96	$81	$89
The total tax benefit related to share-based compensation was $12 million each for fiscal 2023, 2022 and 2021.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2021	3.0	$49.05
Granted	1.7	51.83
Vested	(1.5)	49.60
Canceled and forfeited	(0.5)	50.58
Nonvested at June 30, 2022	2.7	46.03
Granted	1.3	70.33
Vested	(1.4)	50.11
Canceled and forfeited	(0.4)	58.46
Nonvested at June 30, 2023	2.2	$57.37
The following table provides additional data related to restricted share unit activity:

(in millions)	2023	2022	2021
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$73	$73	$73
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$58	$74	$70
Performance Share Units
Performance share units generally vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 234 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2021	1.2	$54.89
Granted	0.4	51.91
Vested	(0.3)	52.36
Canceled and forfeited	(0.1)	52.66
Nonvested at June 30, 2022	1.2	54.32
Granted	0.7	78.07
Vested	(0.4)	59.04
Canceled and forfeited	(0.3)	65.52
Nonvested at June 30, 2023	1.2	$82.17

Cardinal Health | Fiscal 2023 Form 10-K	79

Notes to Financial Statements

The following table provides additional data related to performance share unit activity:

(in millions)	2023	2022	2021
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$38	$17	$26
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$23	$14	$1

Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986 and provide for matching and discretionary contributions by us. The total expense for our employee retirement savings plans was $66 million, $60 million and $55 million for fiscal 2023, 2022 and 2021, respectively.

80	Cardinal Health | Fiscal 2023 Form 10-K

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2023
Accounts receivable	$273	$197	$—	$(171)	$299
Finance notes receivable	8	—	—	(2)	6
Sales returns and allowances	617	2,217	—	(2,360)	474
	$898	$2,414	$—	$(2,533)	$779

Fiscal 2022
Accounts receivable	$243	$154	$1	$(125)	$273
Finance notes receivable	12	1	—	(5)	8
Sales returns and allowances	689	2,359	—	(2,431)	617
	$944	$2,514	$1	$(2,561)	$898

Fiscal 2021
Accounts receivable	$207	$129	$1	$(94)	$243
Finance notes receivable	27	5	—	(20)	12
Sales returns and allowances	495	2,568	—	(2,374)	689
	$729	$2,702	$1	$(2,488)	$944
(1)Fiscal 2023, 2022 and 2021 include $98 million, $87 million and $70 million, respectively, for reserves related to service charges and customer pricing disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings/(loss).
(2)Recoveries of amounts provided for or written off in prior years was $1 million in each fiscal year 2023, 2022 and 2021.
(3)Write-off of uncollectible accounts or actual sales returns.
The sum of the components may not equal the total due to rounding.

Cardinal Health | Fiscal 2023 Form 10-K	81

Directors, Executive Officers, and Corporate Governance
Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
The following is a list of our executive officers:

Name	Age	Position
Jason M. Hollar	50	Chief Executive Officer
Aaron E. Alt	51	Chief Financial Officer
Deborah L. Weitzman	58	Chief Executive Officer, Pharmaceutical segment
Stephen M. Mason	52	Chief Executive Officer, Medical segment
Ola M. Snow	56	Chief Human Resources Officer
Jessica L. Mayer	54	Chief Legal and Compliance Officer
Michelle D. Greene	53	Executive Vice President, Chief Information Officer and Customer Support Services
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Hollar has served as Chief Executive Officer since September 2022. From May 2020 through August 2022, Mr. Hollar served as Chief Financial Officer. Prior to that, Mr. Hollar served as the Executive Vice President and Chief Financial Officer of Tenneco Inc. ("Tenneco") from July 2018. From June 2017 to June 2018, Mr. Hollar was Senior Vice President Finance at Tenneco. Prior to that, Mr. Hollar served as Chief Financial Officer of Sears Holding Corporation ("Sears") from October 2016 to April 2017. Sears filed for Chapter 11 bankruptcy in October 2018.
Mr. Alt has served as Chief Financial Officer since February 2023. Prior to that, Mr. Alt served as Executive Vice President and Chief Financial Officer of Sysco Corporation from December 2020. From October 2018 to November 2020, Mr. Alt served as Senior Vice President and Chief Financial Officer of Sally Beauty Holdings, Inc. and President of Sally Beauty Supply. Prior to that, Mr. Alt was Sally Beauty Holdings' Senior Vice President, Chief Financial Officer and Chief Administrative Officer from May 2018 to October 2018.
Ms. Weitzman has served as Chief Executive Officer, Pharmaceutical segment since September 2022. From July 2017 until September 2022, Ms. Weitzman served as the President of our Pharmaceutical Distribution division.
Mr. Mason has served as Chief Executive Officer, Medical segment since August 2019. From September 2016 through August 2019, Mr. Mason served as President of Cardinal Health at-Home Solutions within our Medical segment.
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
Ms. Greene has served as Executive Vice President, Chief Information Officer and Customer Support Services since August 2022. From February 2021 until August 2022, Ms. Greene served as the Senior Vice President of Pharmaceutical segment Information Technology. Prior to joining Cardinal Health, Ms. Greene served as Vice President, Information Technology, at Masco Corporation from March 2018 through February 2021.
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
Any waiver of the Standards of Business Conduct for directors or executive officers must be approved by the Risk Oversight Committee. As required under SEC and New York Stock Exchange rules, we will disclose future amendments to our Standards of Business Conduct and waivers from the Standards of Business Conduct for our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, and our other executive officers and directors on our website within four business days following the date of the amendment or waiver.

82	Cardinal Health | Fiscal 2023 Form 10-K

Directors, Executive Officers, and Corporate Governance
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2023 Annual Meeting of Shareholders (our “2023 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”
The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2023 Proxy Statement under the caption "Share Ownership Information."

Cardinal Health | Fiscal 2023 Form 10-K	83

Exhibits
Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	81
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

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Current Report on Form 8-K filed on May 11, 2023, File No. 1-11373)
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

4.2.2	Form of 3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.3	Form of 3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.4	Form of 4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.5	Form of 3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.6	Form of 4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.7	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.8	Form of 4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.11	Form of 2.616% notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.12	Form of Floating rate notes due 2022 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.13	Form of 3.079% notes due 2024 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.14	Form of 3.410% notes due 2027 (incorporated by reference to Exhibit 4.5 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)

84	Cardinal Health | Fiscal 2023 Form 10-K

Exhibits

4.2.15	Form of 4.368% notes due 2047 (incorporated by reference to Exhibit 4.6 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
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
10.1.2
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.3
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.4
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.5
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)

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
10.3.2
First Amendment to Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.3
Second Amendment to the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 3019, File No. 1-11373)*

10.3.4
Form of Nonqualified Stock Option Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.5
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.6
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporate by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)*

10.3.7
Form of Performance Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.8
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-11373)

10.3.9
Form of Directors Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, File No. 1-11373)

10.4.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.5.1
Cardinal Health Deferred Compensation Plan, Amended and Restated effective January 1, 2020 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)*

10.5.2
First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 1-11373)*

10.5.3
Second Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020, dated November 4, 2022 (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the for the quarter ended December 31, 2022)*

10.6.1	Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on September 26, 2018, File No. 1-11373)

Cardinal Health | Fiscal 2023 Form 10-K	85

Exhibits

10.6.2
First Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)

10.6.3	Second Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan
10.7
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.8.1
Confidentiality and Business Protection Agreement, effective as of February 15, 2010, between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.15 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, File No. 1-11373)*

10.8.2
Confidentiality and Business Protection Agreement, between Cardinal Health, Inc. and Aaron E. Alt (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)*

10.8.2
Aircraft Time Sharing Agreement, effective as of February 8, 2018, by and between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-11373)

10.8.3
Aircraft Time Sharing Agreement, effective as of January 1, 2022, by and between Cardinal Health, Inc. and Michael C. Kaufmann (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, File No. 1-11373)*

10.8.4
Aircraft Time Sharing Agreement, dated as of November 7, 2022, by and among Cardinal Health, Inc. and Jason M. Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the for the quarter ended December 31, 2022)*

10.9.1
Confidentiality and Business Protection Agreement, effective as of November 1, 2018, between Cardinal Health, Inc. and Victor L. Crawford (incorporated by reference to Exhibit 10.13.1 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373)*

10.9.2
Letter Agreement, dated October 30, 2018, between Cardinal Health, Inc. and Victor L. Crawford (incorporated by reference to Exhibit 10.13.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373) *

10.9.3
Letter Agreement, dated March 9, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.9.4
Letter Agreement, dated December 12, 2022, between Cardinal Health, Inc. and Aaron E. Alt (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)*

10.9.5
Confidentiality and Business Protection Agreement, effective as of April 27, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.10
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.11.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.3
Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.4
Third Amendment to Issuing and Paying Agency Agreement, dated September 15, 2017, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.11.5
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.6
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.7
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.8
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.12
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.13
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.14
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.15
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.16
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

86	Cardinal Health | Fiscal 2023 Form 10-K

Exhibits

10.11.17
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.18
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.19
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.20
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.21
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.11.22
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.23
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.12.1
Second Amended and Restated Five-Year Credit Agreement, dated as of June 27, 2019, among JPMorgan Chase Bank, N.A. as Administrative Agent, Joint Lead Arranger and Joint Book Manager, Bank of America, N.A. as Syndication Agent, MUFG Bank, Ltd. as Syndication Agent, Joint Lead Arranger and Joint Book Manager, Barclays Bank PLC, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, HSBC Bank USA, N.A. and Wells Fargo Bank, N.A., as Documentation Agents, and BOFA Securities, Inc., as Joint Lead Arranger and Joint Book Manager (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on June 28, 2019, File No. 1-11373)

10.12.2
Third Amended and Restated Five-Year Credit Agreement, dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 2, 2023, File No. 1-11373)

10.13.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions Party thereto, the Managing Agents party thereto, and LC Banks party thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.13.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.13.3
Second Amendment, dated as of November 14, 2016, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.4.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.13.4
Third Amendment, dated as of August 30, 2017, to the Fourth Amended and Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 31, 2017, File No. 1-11373)

10.13.5
Fourth Amendment and Joinder, dated September 30, 2019, to the Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 2, 2019, File No. 1-11373)

10.13.6
Fifth Amendment, dated as of May 13, 2022, to the Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.14.6 to Cardinal Health's Annual Report on Form10-K for the fiscal year ended June 30, 2022, File No. 1-11373)

10.13.7
Sixth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated September 30, 2022 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 4, 2022, File No. 1-11373)

10.14.1
Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.5.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.14.2
Amendment No. 1 to Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.5.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373

10.14.3
Amendment No. 2 to Seventh Amended and Restated Performance Guaranty, dated as of November 6, 2018 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018, File No. 1-11373)

10.14.4	Amendment No. 3 to Seventh Amended and Restated Performance Guaranty (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed October 2, 2019, File No. 1-11373)
10.15.1
Tax Matters Agreement, dated as of August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Current Report on Form 8-K filed on September 4, 2009, File No. 1-11373)

10.15.2
First Amendment to Tax Matters Agreement, dated as of May 28, 2012, by and between Cardinal Health, Inc. and CareFusion Corporation (incorporated by reference to Exhibit 10.20.2 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, File No. 1-11373)

10.16
Cooperation Agreement, dated as of September 5, 2022, by and among Cardinal Health, Inc., Elliott Associates, L.P. and Elliott International, L.P. (incorporated by reference to Exhibit 10.1 to Cardinal Health's Form 8-K filed September 6, 2022, File No. 1-11373)

21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Cardinal Health | Fiscal 2023 Form 10-K	87

Exhibits

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
* Management contract or compensatory plan or arrangement.

88	Cardinal Health | Fiscal 2023 Form 10-K

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	28
1A	Risk Factors	36
1B	Unresolved Staff Comments	N/A
2	Properties	43
3	Legal Proceedings	44
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
6	Reserved	N/A
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	26
8	Financial Statements and Supplementary Data	51
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	47
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	82
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)
13	Certain Relationships and Related Transactions, and Director Independence	(c)
14	Principal Accounting Fees and Services	(d)

	Part IV
15	Exhibits, Financial Statement Schedules	84
16	Form 10-K Summary	N/A
	Signatures	90

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2023 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 12 of Form 10-K is incorporated by reference to our 2023 Proxy Statement under the captions "Executive Compensation" and "Share Ownership Information."
(c)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2023 Proxy Statement under the caption "Corporate Governance."
(d)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2023 Proxy Statement under the caption “Audit Committee Matters.”

Cardinal Health | Fiscal 2023 Form 10-K	89

Signatures
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2023.

Cardinal Health, Inc.

By:	/s/ JASON M. HOLLAR
JASON M. HOLLAR
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 15, 2023.

Name	Title
/s/ JASON M. HOLLAR	Chief Executive Officer and Director (principal executive officer)
Jason M. Hollar

/s/ AARON E. ALT	Chief Financial Officer (principal financial officer)
Aaron E. Alt

/s/ MARY C. SCHERER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Mary C. Scherer

/s/ STEVEN K. BARG	Director
Steven K. Barg

/s/ MICHELLE M. BRENNAN	Director
Michelle M. Brennan

/s/ SUJATHA CHANDRASEKARAN	Director
Sujatha Chandrasekaran

/s/ CARRIE S. COX	Director
Carrie S. Cox

/s/ BRUCE L. DOWNEY	Director
Bruce L. Downey

/s/ SHERI H. EDISON	Director
Sheri H. Edison

/s/ DAVID C. EVANS	Director
David C. Evans

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ CHRISTINE A. MUNDKUR	Director
Christine A. Mundkur

90	Cardinal Health | Fiscal 2023 Form 10-K