Form 10-Q
period 2023-09-30
CARDINAL HEALTH INC
filed 2023-11-03
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2023, was the following: 246,468,133.

Cardinal Health Q1 Fiscal 2024 Form 10-Q

About Cardinal Health

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination and better patient management. We manage our business and report our financial results in two segments: Pharmaceutical and Medical. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2024 and fiscal 2023 and to FY24 and FY23 are to the fiscal years ending or ended June 30, 2024 and June 30, 2023, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (our “2023 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at September 30, 2023 and June 30, 2023, and in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for the three months ended September 30, 2023 and 2022. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2023 Form 10-K.

2	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2023 increased 10 percent to $54.8 billion due to branded and specialty pharmaceutical sales growth, largely from existing customers.

GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended September 30,
(in millions)	2023	2022	Change
GAAP operating earnings/(loss)	$(14)	$137	N.M.
Shareholder cooperation agreement costs	—	6
Restructuring and employee severance	25	29
Amortization and other acquisition-related costs	64	71
Impairments and (gain)/loss on disposal of assets, net	537	153
Litigation (recoveries)/charges, net	(41)	27
Non-GAAP operating earnings	$571	$423	35%
The sum of the components and certain computations may reflect rounding adjustments.
We had a GAAP operating loss of $14 million during the three months ended September 30, 2023 and GAAP operating earnings of $137 million during the three months ended September 30, 2022, which included the impact of pre-tax goodwill impairment charges related to the Medical Segment of $581 million and $154 million, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional information related to goodwill impairment. During the three months ended September 30, 2023, the GAAP operating loss reflected favorable impacts from Pharmaceutical and Medical segment profit, a $53 million gain on the divestiture of the Outcomes™ business and net litigation recoveries.
Non-GAAP operating earnings increased 35 percent to $571 million during the three months ended September 30, 2023, primarily due to an increase in Pharmaceutical and Medical segment profit as described in the "Results of Operations" section of this MD&A.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	3

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2023 (2)	2022 (2)	Change
GAAP diluted EPS (1)	$0.02	$0.40	N.M.
Shareholder cooperation agreement costs	—	0.01
Restructuring and employee severance	0.07	0.08
Amortization and other acquisition-related costs	0.19	0.20
Impairments and (gain)/loss on disposal of assets, net (3)	1.57	0.44
Litigation (recoveries)/charges, net	(0.12)	0.07
Non-GAAP diluted EPS (1)	$1.73	$1.20	44%
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
(3) Impairments and (gain)/loss on disposals of assets, net includes a pre-tax goodwill impairment charge of $581 million related to the Medical segment recorded during the three months ended September 30, 2023. For fiscal 2024, the estimated net tax benefit related to this impairment charge is $45 million and is included in the annual effective tax rate. As a result, the amount of tax benefit for three months ended September 30, 2023 increased approximately by an incremental $99 million and is expected to increase the provision for income taxes during the remainder of the fiscal year.
During the three months ended September 30, 2022, impairments and (gain)/loss on disposal of assets, net included a pre-tax impairment charge of $154 million related to the Medical segment. For fiscal 2023, the estimated net tax benefit related to the impairment was $12 million and was included in the annual effective tax rate. As a result, the amount of tax benefit for the three months ended September 30, 2022 increased approximately by an incremental $22 million and increased the provision for income taxes during the remainder of fiscal 2023.
During the three months ended September 30, 2023, GAAP diluted EPS decreased due to the factors impacting GAAP operating earnings/(loss) discussed above. The goodwill impairment charges related to the Medical segment had $(1.74) and $(0.44) per share after-tax impacts on GAAP diluted EPS during the three months ended September 30, 2023 and 2022, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.
During the three months ended September 30, 2023, non-GAAP diluted EPS increased 44 percent to $1.73 due to the factors impacting non-GAAP operating earnings discussed above and a lower share count as a result of share repurchases, partially offset by unfavorable changes in discrete tax items.

Cash and Equivalents

Our cash and equivalents balance was $3.9 billion at September 30, 2023 compared to $4.0 billion at June 30, 2023. During the three months ended September 30, 2023, net cash provided by operating activities was $545 million, which includes the impact of our annual payment of $378 million related to the April 2022 agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "National Opioid Settlement Agreement"). In addition, we deployed cash of $500 million for share repurchases and $92 million for capital expenditures.

4	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2024 and Trends
Pharmaceutical Segment

COVID-19 Vaccine Distribution
Pharmaceutical segment profit was favorably impacted during the three months ended September 30, 2023 on a year-over-year basis in part due to the company beginning to distribute the recently commercially available COVID-19 vaccines following U.S. Food and Drug Administration approval of updated vaccines in September 2023. We expect seasonal benefits from COVID-19 vaccine distribution to continue into the second quarter of fiscal 2024. The ultimate timing, magnitude and profit impact of vaccine distribution volume remains uncertain during fiscal 2024 and beyond.
Generics Program
The performance of our Pharmaceutical segment generics program positively impacted the year-over-year comparison of Pharmaceutical segment profit during the three months ended September 30, 2023. The Pharmaceutical segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health") and generic pharmaceutical contract manufacturing and sourcing costs.
The frequency, timing, magnitude and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharmaceutical segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharmaceutical segment profit and consolidated operating earnings during the remainder of fiscal 2024.

Medical Segment

Inflationary Impacts
Beginning in fiscal 2022, Medical segment profit was negatively affected by inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities, labor and global supply chain constraints. Since that time, we have taken actions to partially mitigate these impacts, including implementing certain price increases and evolving our pricing and commercial contracting processes to provide us with greater pricing flexibility. In addition, decreases in some product-related costs have been recognized as the higher-cost inventory moved through our supply chain and was replaced by lower cost inventory. These net inflationary impacts negatively affected Medical segment profit during fiscal 2023, however, the net inflationary impacts were less significant during the three months ended September 30, 2023 and had a favorable impact on Medical segment profit on a year-over-year basis.
We expect these net inflationary impacts to continue to affect Medical segment profit during the remainder of fiscal 2024, but to a significantly lesser extent than in fiscal 2023 and prior periods, due to our mitigation actions, together with continued decreases in certain product-related costs. However, these inflationary costs are difficult to predict and may be greater than we expect or continue longer than our current expectations. Our actions to increase prices and evolve our contracting strategies are subject to contingencies and uncertainties and it is possible that our results of operations will be adversely impacted to a greater extent than we currently anticipate or that we may not be able to mitigate the negative impact to the extent or on the timeline we anticipate.
Volumes within Products and Distribution
Medical segment profit was adversely impacted during fiscal 2023 in part due to lower volumes within products and distribution, which includes our Cardinal Health branded medical products. We expect Cardinal Health branded medical products sales growth in fiscal 2024 and beyond. The timing, magnitude and profit impact of this anticipated sales growth is subject to risks and uncertainties, which may impact Medical segment profit.
Medical Unit Goodwill
Due to an increase in the risk-free interest rate, we performed interim goodwill impairment testing for the Medical operating segment (excluding our Cardinal Health at-Home Solutions division) (“Medical Unit”) during the three months ended September 30, 2023. This testing resulted in a pre-tax charge of $581 million which was included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. Adverse changes in key assumptions or a significant change in industry or economic trends during the remainder of fiscal 2024 and beyond could result in additional goodwill impairment.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	5

MD&A	Overview
Shareholder Cooperation Agreement

In September 2022, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott Associates, L.P. and Elliott International, L.P.(together, "Elliott") under which our Board of Directors (the "Board"), among other things, (1) appointed four new independent directors, including a representative from Elliott, and (2) formed an advisory Business Review Committee of the Board, which is tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations. In May 2023, we extended the term of the Cooperation Agreement until the later of July 15, 2024 or until Elliott's representative ceases to serve on, or resigns from, the Board. In connection with this extension, the Board extended the term of the Business Review Committee until July 15, 2024.
The evaluation and implementation of any actions recommended by the Business Review Committee and the Board have impacted and may continue to impact our business, financial position and results of operations during the remainder of fiscal 2024 and beyond. We have incurred, and may incur additional legal, consulting and other expenses related to the Cooperation Agreement and the activities of the Business Review Committee.

6	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2023	2022	Change
Pharmaceutical	$51,006	$45,828	11%
Medical	3,760	3,778	—%
Total segment revenue	54,766	49,606	10%
Corporate	(3)	(3)	N.M.
Total revenue	$54,763	$49,603	10%

Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three months ended September 30, 2023 due to branded and specialty pharmaceutical sales growth, which increased revenue by $5.2 billion, largely from existing customers.
Medical Segment
Medical segment revenue was relatively flat during the three months ended September 30, 2023. The adverse impact of personal protective equipment ("PPE") volumes and pricing was mostly offset by sales growth in at-Home Solutions and the effect of price increases to partially mitigate inflationary impacts. PPE volumes and pricing includes the impact from the prior year exit of our non-healthcare gloves portfolio in connection with our simplification strategy.

Cost of Products Sold

Cost of products sold increased 10 percent to $53.0 billion due to the factors affecting the changes in revenue and gross margin.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	7

MD&A	Results of Operations
Gross Margin

	Three Months Ended September 30,
(in millions)	2023	2022	Change
Gross margin	$1,768	$1,614	10%
Gross margin increased during the three months ended September 30, 2023 primarily due to the beneficial comparison to the prior-year net inflationary impacts in the Medical segment, increased contribution from branded pharmaceutical and specialty pharmaceutical products, which includes the favorable impact from COVID-19 vaccine distribution, and the performance of our generics program in the Pharmaceutical segment.
Gross margin rate was relatively flat during the three months ended September 30, 2023 with the impact of unfavorable changes in overall product mix mostly offset by the performance of our generics program in the Pharmaceutical segment and the beneficial comparison to the prior-year net inflationary impacts in the Medical segment. The changes in overall product mix were primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2023	2022	Change
SG&A expenses	$1,197	$1,197	—%

During the three months ended September 30, 2023, SG&A expenses were flat with higher costs to support sales growth offset by the beneficial impact of enterprise-wide cost-savings measures.

8	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2023	2022	Change
Pharmaceutical	$507	$431	18%
Medical	71	(8)	N.M.
Total segment profit	578	423	37%
Corporate	(592)	(286)	N.M.
Total consolidated operating earnings/(loss)	$(14)	$137	N.M.
Pharmaceutical Segment Profit
Pharmaceutical segment profit increased during the three months ended September 30, 2023, primarily due to increased contribution from branded pharmaceutical and specialty pharmaceutical products, which includes the favorable impact from COVID-19 vaccine distribution, and the performance of our generics program.
Medical Segment Profit
Medical segment profit increased during the three months ended September 30, 2023 due to the beneficial comparison to the prior-year net inflationary impacts, including the effects of mitigation actions.
Corporate
The changes in Corporate during the three months ended September 30, 2023 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings/(Loss)" section that follows.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	9

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended September 30,
(in millions)	2023	2022
Restructuring and employee severance	$25	$29
Amortization and other acquisition-related costs	64	71
Impairments and (gain)/loss on disposal of assets, net	537	153
Litigation (recoveries)/charges, net	(41)	27
Restructuring and Employee Severance
During the three months ended September 30, 2023, restructuring and employee severance costs were primarily related to certain projects resulting from reviews of our strategy, portfolio, capital-allocation framework and operations and the implementation of certain enterprise-wide cost-savings measures. During the three months ended September 30, 2022, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $64 million and $71 million for the three months ended September 30, 2023 and 2022, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the three months ended September 30, 2023 and 2022, we recognized $581 million and $154 million pre-tax non-cash goodwill impairment charges, respectively, related to the Medical segment, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements."
During the three months ended September 30, 2023, we recognized a pre-tax gain of $53 million related to the divestiture of the Outcomes™ business. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2023, we recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $41 million.
During the three months ended September 30, 2022, we recognized $21 million of estimated losses and legal defense costs associated with the inferior vena cava ("IVC") filter product liability claims. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2023	2022	Change
Other (income)/expense, net	$(2)	$2	N.M.
Interest expense, net	14	25	(44)%

Interest Expense, Net
During the three months ended September 30, 2023, interest expense, net, decreased by 44 percent primarily due to increased interest income from cash and equivalents.

10	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Provision for/(Benefit from) Income Taxes

During the three months ended September 30, 2023 and 2022, the effective tax rate was 122.5 percent and (0.7) percent, respectively. The increase in the effective tax rate for the three months ended September 30, 2023 compared to the prior-year period was primarily due to the tax effect of the goodwill impairment charge as well as certain other discrete items. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” for additional information.
Tax Effects of Goodwill Impairment Charge
During the three months ended September 30, 2023, we recognized a $581 million pre-tax charge for goodwill impairment related to the Medical Unit. The net tax benefit related to this charge is $45 million for fiscal 2024.
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
The tax effect of the goodwill impairment charge during the three months ended September 30, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to pre-tax loss for the three months ended September 30, 2023 resulted in recognizing an incremental interim tax benefit of approximately $99 million, which impacted the benefit from income taxes in the condensed consolidated statements of earnings during the three months ended September 30, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheets at September 30, 2023. This interim tax benefit will reverse in future quarters of fiscal 2024.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	11

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $3.9 billion at September 30, 2023 compared to $4.0 billion at June 30, 2023. During the three months ended September 30, 2023, net cash provided by operating activities was $545 million, which includes the impact of our annual payment of $378 million related to the National Opioid Settlement Agreement. In addition, we deployed cash of $500 million for share repurchases and $92 million for capital expenditures.
At September 30, 2023, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at September 30, 2023 included $558 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2023 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2023, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility.
In February 2023, we extended our $2.0 billion revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC through September 30, 2025. In September 2023, Cardinal Health 23 Funding, LLC was added as a seller under our committed receivables sales facility. Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of September 30, 2023, we were in compliance with this financial covenant.
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $4.7 billion at both September 30, 2023 and June 30, 2023.

12	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlements
We had $5.45 billion accrued at September 30, 2023 related to certain opioid litigation settlements, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the payment amounts to occur through 2038. During the three months ended September 30, 2023, we made our third annual payment of $378 million under the National Opioid Settlement Agreement. The amounts of these future payments may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2023 and 2022 were $92 million and $70 million, respectively.
Dividends
On each of May 11, 2023 and August 9, 2023, our Board of Directors approved a quarterly dividend of $0.5006 per share, or $2.00 per share on an annualized basis, which were paid on July 15, 2023 and October 15, 2023 to shareholders of record on July 3, 2023 and October 3, 2023, respectively.
Share Repurchases
During the three months ended September 30, 2023, we deployed $500 million for repurchases of our common shares under an accelerated share repurchase ("ASR") program. We funded the repurchases with available cash. An ASR program initiated in the first quarter of fiscal 2024 concluded in the second quarter of fiscal 2024, which reduced the amount remaining under our existing share repurchase authorization to approximately $3.7 billion. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	13

MD&A	Other Items

Other Items
The MD&A in our 2023 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2023. There have been no subsequent material changes outside the ordinary course of business to those items.
Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below are supplemental disclosures to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2023. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2023 Form 10-K.
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ, including due to the risks discussed in "Risk Factors" and other risks discussed in our 2023 Form 10-K and our other filings with the SEC since June 30, 2023.
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
Medical Unit Goodwill
Due to an increase in the risk-free interest rate during the three months ended September 30, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit. Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a discount rate of 11 percent and a terminal growth rate of 2 percent), and market-based approaches. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $581 million for the Medical Unit, which was recognized during the three months ended September 30, 2023 and is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. This impairment charge was driven by an increase of 1 percent in the discount rate primarily due to an increase in the risk-free interest rate. The discount rate used for the interim goodwill impairment testing at June 30, 2023 was 10 percent. The carrying value of the Medical Unit at September 30, 2023 after recognizing the impairment charge was $5.3 billion, of which $141 million was goodwill. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.
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

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	14

MD&A	Other Items

inefficiencies resulting from lower than anticipated sales volume, an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends.
Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent to 11.5 percent or decrease the terminal growth rate by a hypothetical 1.75 percent to 0.25 percent, the fair value for the Medical Unit would have further decreased by approximately $200 million. Additionally, a hypothetical 25 basis point decrease in long-term gross margin rates, which could be impacted by changes in Cardinal Health branded medical product sales growth rate assumptions, would have further decreased the fair value for the Medical Unit by approximately $200 million.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	15

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

16	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
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
Non-GAAP operating earnings: operating earnings/(loss) excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net, and (7) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings/(loss) before income taxes excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net and (8) loss on early extinguishment of debt.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net and (8) loss on early extinguishment of debt.
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net and (8) loss on early extinguishment of debt divided by (earnings before income taxes adjusted for the eight items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	17

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

	Operating Earnings/ (Loss)	Operating Earnings Growth Rate	Earnings/ (Loss) Before Income Taxes	Provision for/(Benefit from) Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
(in millions, except per common share amounts)	Three Months Ended September 30, 2023
GAAP	$(14)	N.M.	$(26)	$(32)	$5	N.M.	$0.02	N.M.
Restructuring and employee severance	25		25	7	18		0.07
Amortization and other acquisition-related costs	64		64	17	47		0.19
Impairments and (gain)/loss on disposal of assets, net[2]	537		537	146	391		1.57
Litigation (recoveries)/charges, net	(41)		(41)	(12)	(29)		(0.12)
Non-GAAP	$571	35%	$560	$126	$433	32%	$1.73	44%

	Three Months Ended September 30, 2022
GAAP	$137	(67)%	$110	$(1)	$110	(59)%	$0.40	(57)%
Shareholder cooperation agreement costs	6		6	2	4		0.01
Restructuring and employee severance	29		29	7	22		0.08
Amortization and other acquisition-related costs	71		71	18	53		0.20
Impairments and (gain)/loss on disposal of assets, net[2]	153		153	34	119		0.44
Litigation (recoveries)/charges, net	27		27	7	20		0.07
Non-GAAP	$423	(20)%	$396	$67	$328	(12)%	$1.20	(7)%
1    Attributable to Cardinal Health, Inc.
2    For the three months ended September 30, 2023 and 2022, impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $581 million and $154 million, respectively, related to the Medical segment. For fiscal 2024 and 2023, the net tax benefits related to these impairment charges were $45 million and $12 million, respectively, and were included in the annual effective tax rate. As a result, the tax benefits for the three months ended September 30, 2023 and 2022 increased approximately by an incremental $99 million and $22 million, respectively, and will increase the provision for income taxes during the remainder of fiscal 2024 and 2023, respectively.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

18	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2023 Form 10-K since the end of fiscal 2023 through September 30, 2023.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	19

Other
Legal Proceedings
The legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in our 2023 Form 10-K and our filings with the SEC since June 30, 2023. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2,3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3,4)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (4) (in millions)
July 2023	123	$93.72	—	$4,343
Aug 2023	5,314,608	94.10	5,313,596	3,843
Sept 2023	135	87.67	—	3,843
Total	5,314,866	$94.10	5,313,596	$3,843
(1)Reflects 123, 1,012 and 135 common shares purchased in July, August and September 2023, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On August 16, 2023, we entered into an ASR program to purchase common shares for an aggregate purchase price of $500 million and received an initial delivery of 4.4 million common shares using a reference price of $90.57. The ASR program concluded on October 31, 2023 at a volume weighted average price per common share of $88.22 resulting in a final delivery of 1.3 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On June 12, 2023, we entered into an ASR program to purchase common shares for an aggregate purchase price of $500 million and received an initial delivery of 4.6 million common shares using a reference price of $87.18. The ASR program concluded on August 16, 2023 at a volume weighted average price per common share of $91.15 resulting in a final delivery of 0.9 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(4)On November 4, 2021, our Board of Directors approved a $3.0 billion share repurchase program, which will expire on December 31, 2024. On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program, which will expire on December 31, 2027. As of September 30, 2023, we had $3.8 billion authorized for share repurchases remaining under these programs.
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended September 30, 2023, Deborah L. Weitzman, Chief Executive Officer, Pharmaceutical Segment, adopted a Rule 10b5-1 sales plan. Adopted on August 28, 2023, Ms. Weitzman's plan provides for the sale of up to 9,000 common shares and the exercise of vested stock options and the associated sale of up to 27,642 common shares through November 15, 2024. The plan was adopted during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions. Except for the adoption of Ms. Weitzman’s plan, no other director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	20

Financial Statements
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2023	2022
Revenue	$54,763	$49,603
Cost of products sold	52,995	47,989
Gross margin	1,768	1,614

Operating expenses:
Distribution, selling, general and administrative expenses	1,197	1,197
Restructuring and employee severance	25	29
Amortization and other acquisition-related costs	64	71
Impairments and (gain)/loss on disposal of assets, net	537	153
Litigation (recoveries)/charges, net	(41)	27
Operating earnings/(loss)	(14)	137

Other (income)/expense, net	(2)	2
Interest expense, net	14	25
Earnings/(loss) before income taxes	(26)	110

Benefit from income taxes	(32)	(1)
Net earnings	6	111

Less: Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings attributable to Cardinal Health, Inc.	$5	$110

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$0.02	$0.41
Diluted	0.02	0.40

Weighted-average number of common shares outstanding:
Basic	249	271
Diluted	250	273

Cash dividends declared per common share	$0.5006	$0.4957
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	21

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,
(in millions)	2023	2022
Net earnings	$6	$111

Other comprehensive loss:
Foreign currency translation adjustments and other	(11)	(58)
Net unrealized loss on derivative instruments, net of tax	(3)	(4)
Total other comprehensive loss, net of tax	(14)	(62)

Total comprehensive income/(loss)	(8)	49

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$(9)	$48
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	22

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	September 30, 2023	June 30, 2023
Assets	(Unaudited)
Current assets:
Cash and equivalents	$3,854	$4,043
Trade receivables, net	11,265	11,344
Inventories, net	16,987	15,940
Prepaid expenses and other	2,582	2,362
Assets held for sale	—	144
Total current assets	34,688	33,833

Property and equipment, net	2,441	2,462
Goodwill and other intangibles, net	5,432	6,081
Other assets	1,149	1,041
Total assets	$43,710	$43,417

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$31,540	$29,813
Current portion of long-term obligations and other short-term borrowings	788	792
Other accrued liabilities	2,737	3,059
Liabilities related to assets held for sale	—	42
Total current liabilities	35,065	33,706

Long-term obligations, less current portion	3,890	3,909
Deferred income taxes and other liabilities	8,245	8,653

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at September 30, 2023 and June 30,2023	2,728	2,747
Accumulated deficit	(654)	(534)
Common shares in treasury, at cost: 80 million shares and 76 million shares at September 30, 2023 and June 30, 2023, respectively	(5,400)	(4,914)
Accumulated other comprehensive loss	(165)	(151)
Total Cardinal Health, Inc. shareholders' deficit	(3,491)	(2,852)
Noncontrolling interests	1	1
Total shareholders’ deficit	(3,490)	(2,851)
Total liabilities and shareholders’ deficit	$43,710	$43,417
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	23

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount	Accumulated Deficit	Shares	Amount
	Three Months Ended September 30, 2023
Balance at June 30, 2023	327	$2,747	$(534)	(76)	$(4,914)	$(151)	$1	$(2,851)
Net earnings			5				1	6
Other comprehensive loss, net of tax						(14)		(14)
Employee stock plans activity, net of shares withheld for employee taxes	—	(19)		1	19			—
Share repurchase program activity				(5)	(505)			(505)
Dividends declared			(125)					(125)
Other							(1)	(1)
Balance at September 30, 2023	327	$2,728	$(654)	(80)	$(5,400)	$(165)	$1	$(3,490)

	Three Months Ended September 30, 2022
Balance at June 30, 2022	327	$2,813	$(280)	(54)	$(3,128)	$(114)	$3	$(706)
Net earnings			110				1	111
Other comprehensive loss, net of tax						(62)		(62)
Purchase of noncontrolling interests							(2)	(2)
Employee stock plans activity, net of shares withheld for employee taxes	—	(37)		1	48			11
Share repurchase program activity		(200)		(12)	(800)			(1,000)
Dividends declared			(131)					(131)
Other							(1)	(1)
Balance at September 30, 2022	327	$2,576	$(301)	(65)	$(3,880)	$(176)	$1	$(1,780)
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	24

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net earnings	$6	$111

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	172	171
Impairments and (gain)/loss on disposal of assets, net	537	153
Share-based compensation	29	23
Provision for bad debts	29	29
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	50	(508)
Increase in inventories	(1,057)	(264)
Increase in accounts payable	1,727	1,234
Other accrued liabilities and operating items, net	(948)	(926)
Net cash provided by operating activities	545	23

Cash flows from investing activities:
Additions to property and equipment	(92)	(70)
Proceeds from disposal of property and equipment	1	2
Purchases of investments	(1)	(3)
Proceeds from investments	1	1
Proceeds from net investment hedge terminations	28	—
Net cash used in investing activities	(63)	(70)

Cash flows from financing activities:
Reduction of long-term obligations	(7)	(7)
Net tax withholdings from share-based compensation	(28)	(14)
Dividends on common shares	(131)	(142)
Purchase of treasury shares	(500)	(1,000)
Net cash used in financing activities	(666)	(1,163)

Effect of exchange rate changes on cash and equivalents	(5)	(15)

Net decrease in cash and equivalents	(189)	(1,225)
Cash and equivalents at beginning of period	4,043	4,717
Cash and equivalents at end of period	$3,854	$3,492
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	25

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2024 and 2023 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2024 and June 30, 2023, respectively.
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
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2024 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2024. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the "2023 Form 10-K").
Recently Issued Financial Accounting Standards Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our condensed consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2023 Form 10-K. There were no accounting standards issued in fiscal 2024 that will have a material impact on our condensed consolidated financial statements.
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the three months ended September 30, 2023.

2. Divestitures
On June 5, 2023, we signed a definitive agreement to contribute the Outcomes™ business to Transaction Data Systems ("TDS"), a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. The transaction closed on July 10, 2023 and we recognized a pre-tax gain of $53 million during the three months ended September 30, 2023, which was included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. This gain includes our initial recognition of an equity method investment in the combined entity for $147 million.
We determined that the divestiture of the Outcomes™ business does not meet the criteria to be classified as discontinued operations. The Outcomes™ business operated within our Pharmaceutical segment.

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30,
(in millions)	2023	2022
Employee-related costs	$7	$19
Facility exit and other costs	18	10
Total restructuring and employee severance	$25	$29

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
During the three months ended September 30, 2023, restructuring and employee severance costs were primarily related to certain

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	26

Notes to Financial Statements

projects resulting from reviews of our strategy, portfolio, capital-allocation framework and operations and the implementation of certain enterprise-wide cost-savings measures. During the three months ended September 30, 2022, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2023	$44	$2	$46
Additions	6	4	10
Payments and other adjustments	(15)	(2)	(17)
Balance at September 30, 2023	$35	$4	$39

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical (1)	Total
Balance at June 30, 2023	$2,649	$1,960	$4,609
Foreign currency translation adjustments and other	—	(3)	(3)
Goodwill impairment	—	(581)	(581)
Balance at September 30, 2023	$2,649	$1,376	$4,025
(1)At September 30, 2023 and June 30, 2023, the Medical segment accumulated goodwill impairment loss was $5.3 billion and $4.7 billion, respectively.
Due to an increase in the risk-free interest rate used in the discount rate, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical operating segment (excluding our Cardinal Health at-Home Solutions division) (“Medical Unit”) at September 30, 2023. Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a discount rate of 11 percent and a terminal growth rate of 2 percent), and market-based approaches. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $581 million for the Medical Unit, which was recognized during the three months ended September 30, 2023 and is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. This impairment charge was driven by an increase of 1 percent in the discount rate primarily due to an increase in the risk-free interest rate. The discount rate used for the interim goodwill impairment testing at June 30, 2023 was 10 percent. The carrying value of the Medical
Unit at September 30, 2023 after recognizing the impairment charge was $5.3 billion, of which $141 million was goodwill.
During the three months ended September 30, 2022, we performed interim quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in a pre-tax impairment charge of $154 million.
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2023
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A

Definite-life intangibles:
Customer relationships	3,164	2,307	857	9
Trademarks, trade names and patents	546	387	159	8
Developed technology and other	1,021	642	379	8
Total definite-life intangibles	4,731	3,336	1,395	9
Total other intangible assets	$4,743	$3,336	$1,407	N/A

	June 30, 2023
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	3,174	2,274	900
Trademarks, trade names and patents	546	380	166
Developed technology and other	1,021	626	395
Total definite-life intangibles	4,741	3,280	1,461
Total other intangible assets	$4,752	$3,280	$1,472
Total amortization of intangible assets was $64 million and $71 million for the three months ended September 30, 2023 and 2022, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2024 through 2028 is as follows: $190

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	27

Notes to Financial Statements

million, $228 million, $205 million, $173 million and $146 million.
5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $4.7 billion at both September 30, 2023 and June 30, 2023. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $31.5 billion and $29.8 billion at September 30, 2023 and June 30, 2023, respectively.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At September 30, 2023, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In February 2023, we extended our $2.0 billion revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2025. In September 2023, Cardinal Health 23 Funding, LLC ("CH-23 Funding") was added as a seller under our committed receivables sales facility. Each of CHF and CH-23 Funding was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, each of CHF and CH-23 Funding is a separate legal entity from Cardinal Health, Inc. and from our respective subsidiary that sells receivables to CHF or CH-23 Funding, as applicable. Each of CHF and CH-23 Funding is designed to be a special purpose, bankruptcy-remote entity whose respective assets are available solely to satisfy the claims of its respective creditors.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of September 30, 2023, we were in compliance with this financial covenant.

6. Commitments, Contingent Liabilities and Litigation
Commitments
Generic Sourcing Venture with CVS Health
In July 2014, we established Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health Corporation ("CVS Health") for an initial term of 10 years. Red Oak Sourcing negotiates generic pharmaceutical supply contracts on behalf of its participants. In August 2021, we amended our agreement to extend the term through June 2029. We are required to make quarterly payments to CVS Health for the term of the arrangement.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. During the fiscal year 2023, we recorded $6 million of income to reduce the previously estimated accrual to the invoiced amount for the calendar year 2018 assessment. At June 30, 2023, we had an outstanding liability of $3 million, which was paid in full during first quarter of fiscal year 2024.
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

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	28

Notes to Financial Statements
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
Opioid Lawsuits and Investigations
Cardinal Health, other pharmaceutical wholesalers and other participants in the pharmaceutical supply chain have been named as a defendant in lawsuits related to the distribution of opioid pain medications. These lawsuits seek equitable relief and monetary damages based on a variety of legal theories, including various common law claims, such as public nuisance, negligence, unjust enrichment, personal injury, as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. Plaintiffs in these lawsuits include governmental entities, as well as private parties, such as unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals.
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
In total, as of September 30, 2023, we have $5.45 billion accrued for these matters, of which $420 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
States and Political Subdivisions
In February 2022, we along with two other national distributors (collectively, the "Distributors") independently approved a settlement and settlement agreement (the "National Opioid Settlement Agreement") to settle the vast majority of opioid lawsuits and claims brought by states and political subdivisions. This National Opioid Settlement Agreement became effective on April 2, 2022. In addition to the Distributors, parties to the National Opioid Settlement Agreement include 48 states, the District of Columbia and 5 U.S. territories. Over 99 percent of political subdivisions in settling states (by population as calculated under the National Opioid Settlement Agreement) that had brought opioid-related suits against us have chosen to join the National Opioid Settlement Agreement or have had their claims addressed by state legislation (together with settling states and territories, the "Settling Governmental Entities").
As of July 2023, we have paid the Settling Governmental Entities approximately $1.2 billion, and will pay Settling Governmental Entities additional amounts up to $5.2 billion through 2038. The National Opioid Settlement Agreement also includes injunctive relief terms related to Distributors’ controlled substance anti-diversion programs. A monitor is overseeing compliance with these provisions until 2027. In addition, the Distributors are engaging a

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	29

Notes to Financial Statements
third-party vendor to act as a clearinghouse for data aggregation and reporting, which Distributors will fund for 10 years. As a result of the National Opioid Settlement Agreement, most lawsuits brought against us by states and other political subdivisions have been dismissed. We continue to engage in resolution discussions with certain nonparticipating political subdivisions, including the Attorney General for the State of Alabama, and intend to defend ourselves vigorously against all remaining lawsuits. A trial involving the Attorney General for the State of Alabama is scheduled to begin in February 2024.
Other Settlements
West Virginia subdivisions and Native American tribes were not a part of the National Opioid Settlement Agreement, and we had separate settlement negotiations with these groups. In July 2022, a judgment in favor of the Distributors was entered in bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington. Plaintiffs have appealed this decision to the Fourth Circuit Court of Appeals. In July 2022, the Distributors reached an agreement to settle the opioid-related claims of the majority of the remaining West Virginia subdivisions. Under this agreement, we agreed to pay eligible West Virginia subdivisions up to approximately $124 million over an eleven-year period. This agreement became effective in October 2022 when all participating subdivisions dismissed their cases.
In October 2022, we executed a final settlement agreement with the Native American Tribes, pursuant to which we will pay up to approximately $136 million over five years. In connection with this settlement, the court entered dismissals for the Native American tribes cases.
Private Plaintiffs
The National Opioid Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Lawsuits brought by private plaintiffs that were pending as of October 31, 2023 were 394. Of these, 103 were purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are engaged in resolution discussions with certain private plaintiffs; however, we are vigorously defending ourselves in all these matters.
A trial in a case involving 21 plaintiffs began in state court in Georgia in January 2023 and concluded in March 2023 with a verdict for the company and other defendants on all claims. In July 2023, the judge denied the plaintiffs' motion for a new trial. Plaintiffs have filed a notice of appeal and defendants have filed a notice of cross-appeal. A trial involving eight hospital plaintiffs that was scheduled to begin in Alabama in July 2023 was stayed pending appellate review of certain issues and has yet to be rescheduled.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their respective obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. During fiscal year 2023, we received approximately $10 million in insurance recoveries related to these matters.
Cordis IVC Filter Matters
We have been named as a defendant in approximately 450 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 5,000 plaintiffs that allege personal injuries associated with the use of inferior vena cava ("IVC") filter products. These lawsuits sought a variety of remedies, including unspecified monetary damages. The divestiture of the Cordis business did not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve 4,375 claims for $275 million. This settlement agreement is subject to certain conditions, including certain opt-in thresholds. Between May and September 2023, we made settlement payments totaling $275 million into a qualified settlement fund, which will be disbursed to the plaintiffs if required conditions are satisfied. Since July 2021, we have also entered into other agreements to settle 2,798 product liability claims. While these settlements will resolve the vast majority of IVC filter product liability claims, they will not resolve all of them, and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
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
We recognized income of $103 million during fiscal year 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At September 30, 2023, we had a total of $304 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets.
Shareholder Securities Litigation
In August 2019, the Louisiana Sheriffs' Pension & Relief Fund filed a purported class action complaint against Cardinal Health and certain current and former officers and employees in the United States District Court for the Southern District of Ohio purportedly on behalf of all purchasers of our common shares between March 2015 and May 2018. In June 2020, the court appointed 1199 SEIU Health Care Employees Pension Fund as lead plaintiff and a consolidated amended complaint was filed in September 2020. The amended complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") by making misrepresentations and omissions related to the acquisition and integration of the Cordis business

30	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

Notes to Financial Statements
and inventory and supply chain problems within the Cordis business and sought to recover unspecified damages and equitable relief for the alleged misstatements and omissions. The complaint also alleged that one of the individual defendants violated Section 20A of the Exchange Act because he sold shares of Cardinal Health stock during the time period. In February 2023, we reached an agreement in principle with the plaintiff to settle this matter for $109 million, with the settlement amount to be fully funded by our insurance carriers, subject to final approval by the court. In September 2023, the court entered an order granting final approval and dismissed the case. In fiscal year 2023, we had received approximately $9 million in insurance recoveries for costs incurred in connection with this matter.
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers and improperly engaged in customer allocation. In May 2020, the court granted our motion to dismiss. In July 2022, the indirect purchasers filed an amended complaint and in August 2022, we filed a motion to dismiss the amended complaint. We are vigorously defending ourselves in this matter.
Antitrust Litigation Proceeds
We received and recognized income resulting from settlements of lawsuits in which we were a class member or plaintiff of $41 million, which were recognized in litigation (recoveries)/charges, net, during the three months ended September 30, 2023.
7. Income Taxes
Fluctuations in our benefit from income taxes as a percentage of our pre-tax earnings/(loss) (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three months ended September 30, 2023 and 2022, the effective tax rate was 122.5 percent and (0.7) percent, respectively. These tax rates reflect the impact of the tax effects of goodwill impairment charges recognized during the three months ended September 30, 2023 and 2022.
Tax Effects of Goodwill Impairment Charge
During the three months ended September 30, 2023, we recognized a $581 million pre-tax charge for goodwill impairment related to the Medical Unit. The net tax benefit related to this charge is $45 million for fiscal 2024.
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
The tax effect of the goodwill impairment charge during the three months ended September 30, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to pre-tax loss for three months ended September 30, 2023 resulted in recognizing an incremental interim tax benefit of approximately $99 million, which impacted the benefit from income taxes in the condensed consolidated statements of earnings during the three months ended September 30, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheets at September 30, 2023. This interim tax benefit will reverse in future quarters of fiscal 2024.
Unrecognized Tax Benefits
We had $998 million and $1.0 billion of unrecognized tax benefits at September 30, 2023 and June 30, 2023, respectively. The September 30, 2023 and June 30, 2023 balances include $872 million and $873 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At September 30, 2023 and June 30, 2023, we had $68 million and $65 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the benefit from income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $51 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	31

Notes to Financial Statements
Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. The indemnification receivable was $84 million and $82 million at September 30, 2023 and June 30, 2023 respectively, and is included in other assets in the condensed consolidated balance sheets.

8. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,378	$—	$—	$1,378
Other investments (1)	93	—	—	93
Liabilities:
Forward contracts (2)	—	(104)	—	(104)

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,253	$—	$—	$1,253
Other investments (1)	101	—	—	101
Liabilities:
Forward contracts (2)	—	(73)	—	(73)
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
Assets Measured on a Nonrecurring Basis
As discussed further in Note 2, on July 10, 2023, we closed the transaction to contribute the Outcomes™ business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. We accounted for this investment initially at its fair value using Level 3 unobservable inputs under the discounted cash flow method. Accordingly, we recognized a $147 million equity method investment during the three months ended September 30, 2023.
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

32	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

Notes to Financial Statements
on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three months ended September 30, 2023 and 2022, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the three months ended September 30, 2023 and 2022, we entered into pay-floating interest rate swaps with total notional amounts of $100 million and $200 million, respectively. These swaps were designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
Pre-tax gains recognized in other comprehensive income/(loss) were immaterial and $4 million for the three months ended September 30, 2023 and 2022, respectively. Gains recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three months ended September 30, 2023 and 2022. All gains and losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
During the three months ended September 30, 2023, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2025 and ¥18 billion ($120 million) cross-currency swaps maturing in June 2027.
During the three months ended September 30, 2023, we terminated the ¥38 billion ($300 million) cross-currency swaps entered into in January 2023 and received a net settlement in cash of $28 million, recorded in proceeds from net investment hedge terminations in our condensed consolidated statements of cash flows.
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
Pre-tax gains from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were $11 million and $22 million for the three months ended September 30, 2023 and 2022, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $3 million and $4 million during the three months ended September 30, 2023 and 2022, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded an immaterial gain and a $6 million loss during the three months ended September 30, 2023 and 2022, respectively. The principal currencies managed through foreign currency contracts are the Chinese renminbi, Canadian dollar, Indian rupee, Euro and Thai baht.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2023 and June 30, 2023 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2023	June 30, 2023
Estimated fair value	$4,270	$4,417
Carrying amount	4,678	4,701
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	33

Notes to Financial Statements

10. Shareholders' Deficit
During the three months ended September 30, 2023, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $500 million. We received an initial delivery of 4.4 million common shares using a reference price of $90.57. The program concluded on October 31, 2023 at a volume weighted average price per common share of $88.22 resulting in a final delivery of 1.3 million common shares.
During June of fiscal year 2023, we entered into an ASR program to repurchase common shares for an aggregate purchase of $500 million. We received an initial delivery of 4.6 million common shares using a reference price of $87.18. The program concluded on August 16, 2023 at a volume weighted average price per common share of $91.15 resulting in a final delivery of 0.9 million common shares.
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
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(137)	$(14)	$(151)
Other comprehensive loss, before reclassifications	(11)	(1)	(12)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $3 million	(11)	(3)	(14)
Balance at September 30, 2023	$(148)	$(17)	$(165)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(102)	$(12)	$(114)
Other comprehensive loss, before reclassifications	(58)	(2)	(60)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $7 million	(58)	(4)	(62)
Balance at September 30, 2022	$(160)	$(16)	$(176)

11. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended September 30,
(in millions)	2023	2022
Weighted-average common shares–basic	249	271
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	1	2
Weighted-average common shares–diluted	250	273
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for the three months ended September 30, 2023 and 2022 were 1 million and 4 million, respectively.

34	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

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
Revenue
The following table presents revenue for each reportable segment, disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended September 30,
(in millions)	2023	2022
Pharmaceutical and Specialty Pharmaceutical Distribution and Services (1)	$50,682	$45,547
Nuclear and Precision Health Solutions	324	281
Pharmaceutical segment revenue	51,006	45,828
Medical Products and Distribution (2)	3,076	3,140
Cardinal Health at-Home Solutions	684	638
Medical segment revenue	3,760	3,778
Total segment revenue	54,766	49,606
Corporate (3)	(3)	(3)
Total revenue	$54,763	$49,603
(1)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(2)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(3)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

	Three Months Ended September 30,
(in millions)	2023	2022
United States	$53,557	$48,477
International	1,209	1,129
Total segment revenue	54,766	49,606
Corporate (1)	(3)	(3)
Total revenue	$54,763	$49,603
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

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	35

Notes to Financial Statements

We do not allocate the following items to our segments:
•last-in first-out, or ("LIFO"), inventory charges/(credits);
•surgical gown recall costs/(income);
•state opioid assessment related to prior fiscal years; in connection with the New York Opioid Stewardship Act as discussed further in Note 6;
•shareholder cooperation agreement costs;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•impairments and (gain)/loss on disposal of assets, net; in connection with goodwill impairment testing for the Medical Unit as discussed further in Note 4, we recognized pre-tax goodwill impairment charges of $581 million and $154 million during the three months ended September 2023 and 2022, respectively;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•(gain)/loss on sale of equity interest in naviHealth; or
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $6 million for both the three months ended September 30, 2023 and 2022.
The following table presents segment profit by reportable segment and Corporate:

	Three Months Ended September 30,
(in millions)	2023	2022
Pharmaceutical	$507	$431
Medical	71	(8)
Total segment profit	578	423
Corporate	(592)	(286)
Total operating earnings/(loss)	$(14)	$137
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	September 30, 2023	June 30, 2023
Pharmaceutical	$28,968	$28,077
Medical	9,425	10,130
Corporate	5,317	5,210
Total assets	$43,710	$43,417

13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2023	2022
Restricted share unit expense	$21	$17
Performance share unit expense	8	6
Total share-based compensation	$29	$23
The total tax benefit related to share-based compensation was $4 million and $3 million for the three months ended September 30, 2023 and 2022, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2023	2.2	$57.37
Granted	0.8	90.40
Vested	(1.0)	60.09
Canceled and forfeited	—	—
Nonvested at September 30, 2023	2.0	$74.06
At September 30, 2023, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $116 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 234 percent of the target award amount for both the fiscal 2022 and 2023 grants and zero to 240 percent of the target award for the fiscal 2024 grant. Performance

36	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

Notes to Financial Statements

share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2023	1.2	$82.17
Granted	0.5	94.66
Vested	(0.4)	62.26
Canceled and forfeited	—	—
Nonvested at September 30, 2023	1.3	$96.38
At September 30, 2023, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $64 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	37

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Cardinal Health's Current Report on Form 8-K filed on May 11, 2023, File No. 1-11373
10.1	Third Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan
10.2	Fifth Amended and Restated Receivables Purchase Agreement, dated September 1, 2023*
10.3	Performance Guaranty, dated September 1, 2023 (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on September 6, 2023, File No. 1-11373)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S0-K under the Exchange Act. The company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

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

38	Cardinal Health | Q1 Fiscal 2024 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

Cardinal Health | Q1 Fiscal 2024 Form 10-Q	39

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 3, 2023	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

40	Cardinal Health | Q1 Fiscal 2024 Form 10-Q