Form 10-Q
period 2023-12-31
CARDINAL HEALTH INC
filed 2024-02-01
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of January 26, 2024, was the following:243,233,153.

Cardinal Health Q2 Fiscal 2024 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (our “2023 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at December 31, 2023 and June 30, 2023, and in our condensed consolidated statements of earnings/(loss) for the three and six months ended December 31, 2023 and 2022. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the MD&A included in our 2023 Form 10-K.

2	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

During the three and six months ended December 31, 2023, revenue increased 12 percent and 11 percent to $57.4 billion and $112.2 billion, respectively, primarily due to branded and specialty pharmaceutical sales growth from existing customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2023	2022	Change	2023	2022	Change
GAAP operating earnings/(loss)	$482	$(119)	N.M.	$468	$18	N.M.
Surgical gown recall income	(1)	—		(1)	—
State opioid assessment related to prior fiscal years	—	(6)		—	(6)
Shareholder cooperation agreement costs	—	2		—	8
Restructuring and employee severance	28	17		53	46
Amortization and other acquisition-related costs	63	71		127	142
Impairments and (gain)/loss on disposal of assets, net	1	710		538	863
Litigation (recoveries)/charges, net	(11)	(207)		(52)	(180)
Non-GAAP operating earnings	$562	$467	20%	$1,133	$891	27%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating earnings of $482 million during the three months ended December 31, 2023 and a GAAP operating loss of $119 million during the three months ended December 31, 2022, which reflects the $709 million pre-tax goodwill impairment charge related to the Medical segment recognized during the three months ended December 31, 2022.
We had GAAP operating earnings of $468 million and $18 million during the six months ended December 31, 2023 and 2022, respectively, which included $581 million and $863 million pre-tax goodwill impairment charges related to the Medical segment, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail related to goodwill impairment.
GAAP operating earnings during the three and six months ended December 31, 2022 were favorably impacted by litigation recoveries. See "Results of Operations" section of this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional detail related to litigation recoveries.
Non-GAAP operating earnings during the three and six months ended December 31, 2023 increased 20 percent and 27 percent, respectively, due to an increase in Pharmaceutical and Medical segment profit.

3	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2023	2022	Change	2023	2022	Change
GAAP diluted EPS (1)	$1.43	$(0.50)	N.M.	$1.44	$(0.08)	N.M.
Surgical gown recall income	—	—		—	—
State opioid assessment related to prior fiscal years	—	(0.02)		—	(0.02)
Shareholder cooperation agreement costs	—	0.01		—	0.02
Restructuring and employee severance	0.09	0.05		0.16	0.13
Amortization and other acquisition-related costs	0.19	0.20		0.38	0.40
Impairments and (gain)/loss on disposal of assets, net (2)	0.14	2.06		1.71	2.46
Litigation (recoveries)/charges, net	(0.03)	(0.48)		(0.14)	(0.39)
Non-GAAP diluted EPS (1)	$1.82	$1.32	38%	$3.55	$2.52	41%
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
(1)Diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("diluted EPS").
(2)For the six months ended December 31, 2023, impairments and (gain)/loss on disposal of assets, net includes a pre-tax goodwill impairment charge of $581 million related to the Medical segment. For fiscal 2024, the net tax benefit related to the impairment charge is $45 million and is included in the annual effective tax rate. As a result, the tax benefit for the six months ended December 31, 2023 increased approximately by an incremental $65 million and will increase the provision for income taxes for the remainder of fiscal 2024.
For the three and six months December 31, 2022, impairments and (gain)/loss on disposal of assets, net included cumulative pre-tax goodwill impairment charges of $709 million and $863 million, respectively, related to the Medical segment. For fiscal 2023, the net tax benefit related to these impairment charges was $68 million and was included in the annual effective tax rate. As a result, the amount of tax benefit increased approximately by an incremental $118 million and $140 million for the three and six months ended December 31, 2022, respectively, and increased the provision for income taxes for the remainder of fiscal 2023.
During the three and six months ended December 31, 2023, GAAP diluted EPS was favorably impacted by an increase in Pharmaceutical and Medical segment profit. GAAP diluted EPS was adversely impacted by the goodwill impairment charges related to the Medical segment, which had a $(1.91) per share after tax impact during the six months ended December 31, 2023, and $(2.05) and $(2.46) per share after tax impact during the three and six months ended December 31, 2022, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A, and Note 4 and Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. GAAP EPS during the three and six months ended December 31, 2022 also includes the favorable impact of litigation recoveries as described further in the "Results of Operations" section of this MD&A and Note 6 of the "Notes to Condensed Consolidated Financial Statements."
During the three and six months ended December 31, 2023, non-GAAP diluted EPS increased 38 percent and 41 percent to $1.82 and $3.55 per share, respectively, due to higher non-GAAP operating earnings, a lower share count and interest expense.

Cash and Equivalents

Our cash and equivalents balance was $4.6 billion at December 31, 2023 compared to $4.0 billion at June 30, 2023. During the six months ended December 31, 2023, net cash provided by operating activities was $1.7 billion, which includes the impact of our annual payment of $378 million related to the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "National Opioid Settlement Agreement"). In addition, during the six months ended December 31, 2023, we deployed $750 million for share repurchases, $255 million for cash dividends and $206 million for capital expenditures.

4	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2024 and Trends
Operating and Segment Reporting Structure Changes

In January 2024, we announced a change in our organizational structure and have re-aligned our reporting structure under two reportable segments, effective January 1, 2024: Pharmaceutical and Specialty Solutions segment and Global Medical Products and Distribution segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other. Results in this Form 10-Q are reported under our prior organizational and reporting structure. The following indicates the changes from the second quarter of fiscal 2024 to the new reporting structure, which will be reported for the first time in the third quarter of fiscal 2024:
•Pharmaceutical and Specialty Solutions segment: This reportable segment will be comprised of all businesses formerly within our Pharmaceutical segment except Nuclear and Precision Health Solutions.
•Global Medical Products and Distribution segment: This reportable segment will be comprised of all businesses formerly within our Medical segment except at-Home Solutions and OptiFreight Logistics.
•Other: This will consist of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight Logistics.

Pharmaceutical Segment

Specialty Networks Acquisition
On January 31, 2024, we announced that we had entered into a definitive agreement to acquire Specialty Networks, a technology-enabled multi-specialty group purchasing and practice enhancement organization for a purchase price of $1.2 billion in cash, subject to certain adjustments. Specialty Networks creates clinical and economic value for independent specialty providers and partners across multiple specialty GPOs: UroGPO, Gastrologix and GastroGPO, and United Rheumatology. The acquisition will further expand our offering in key therapeutic areas by enhancing our downstream provider-focused analytics capabilities and service offerings and by accelerating our upstream data and research opportunities with biopharma manufacturers.
This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. We plan to fund the acquisition with available cash.
COVID-19 Vaccine Distribution
Pharmaceutical segment profit was favorably impacted during the three and six months ended December 31, 2023 on a year-over-year basis in part due to the company beginning to distribute the recently commercially available COVID-19 vaccines following U.S. Food and Drug Administration approval of updated vaccines in September 2023. The timing, magnitude and profit impact of vaccine distribution volume for the remainder of fiscal 2024 and beyond remains uncertain.
Generics Program
The performance of our Pharmaceutical segment generics program positively impacted the year-over-year comparison of Pharmaceutical segment profit during the three and six months ended December 31, 2023. The Pharmaceutical segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health") and generic pharmaceutical contract manufacturing and sourcing costs.
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

5	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Overview
commercial contracting processes to provide us with greater pricing flexibility. In addition, decreases in some product-related costs have been recognized as the higher-cost inventory moved through our supply chain and was replaced by lower-cost inventory. These net inflationary impacts negatively affected Medical segment profit during fiscal 2023. The net inflationary impacts were less significant during the three and six months ended December 31, 2023 and had a favorable impact on Medical segment profit on a year-over-year basis.
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
Medical Segment Goodwill
The change in segment structure as discussed above will result in changes to the composition of our reporting units. Accordingly, we will be required to reallocate the goodwill in reporting units affected by the change using a relative fair value approach and assess goodwill for impairment both before and after the reallocation. While we have not identified any indicators of impairment during the three months ended December 31, 2023 within the current reporting units, we may recognize a goodwill impairment charge following the reallocation if the carrying value of a new reporting unit exceeds its estimated fair value.
During the three months ended September 30, 2023, we performed interim goodwill impairment testing for the Medical operating segment (excluding our Cardinal Health at-Home Solutions division) ("Medical Unit") due to an increase in the risk-free interest rate. This testing resulted in a pre-tax charge of $581 million which was included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss). See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements" for additional detail. Adverse changes in key assumptions or a significant change in industry or economic trends during the remainder of fiscal 2024 and beyond could result in additional goodwill impairments.
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

6	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2023	2022	Change	2023	2022	Change
Pharmaceutical	$53,520	$47,673	12%	$104,526	$93,501	12%
Medical	3,928	3,797	3%	7,688	7,575	1%
Total segment revenue	57,448	51,470	12%	112,214	101,076	11%
Corporate	(3)	(1)	N.M.	(6)	(4)	N.M.
Total revenue	$57,445	$51,469	12%	$112,208	$101,072	11%
Pharmaceutical Segment
Pharmaceutical segment revenue increased during the three and six months ended December 31, 2023 due to branded and specialty pharmaceutical sales growth, largely from existing customers, which increased revenue by $5.8 billion and $10.9 billion, respectively.
Medical Segment
Medical segment revenue increased during the three and six months ended December 31, 2023, primarily due to sales growth in at-Home Solutions and in products and distribution. The increase in products and distribution was primarily driven by higher Cardinal Health brand volumes and the effect of price increases to mitigate inflationary impacts partially offset by the adverse impact of personal protective equipment ("PPE") volumes and pricing.
Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2023 increased 12 percent to $55.6 billion and $108.6 billion, respectively, compared to the prior-year periods due to the factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2023	2022	Change	2023	2022	Change
Gross margin	$1,846	$1,663	11%	$3,614	$3,277	10%
Gross margin increased during the three and six months ended December 31, 2023 primarily due to the beneficial comparison to the prior-year net inflationary impacts in the Medical segment, the performance of our generics program in the Pharmaceutical segment and increased contribution from branded pharmaceutical and specialty pharmaceutical products, which includes the favorable impact from COVID-19 vaccine distribution.
Gross margin rate declined 2 basis points during both the three and six months ended December 31, 2023, with the impact of unfavorable changes in overall product mix mostly offset by the beneficial comparison to the prior-year net inflationary impacts in the Medical segment and the performance of our generics program in the Pharmaceutical segment. The changes in overall product mix were primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2023	2022	Change	2023	2022	Change
SG&A expenses	$1,283	$1,191	8%	$2,480	$2,388	4%
During the three and six months ended December 31, 2023, SG&A expenses increased primarily due to higher costs to support sales growth, expenses related to investment projects and compensation-related costs.

8	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2023	2022	Change	2023	2022	Change
Pharmaceutical	$518	$464	12%	$1,025	$895	15%
Medical	71	17	N.M	142	9	N.M
Total segment profit	589	481	22%	1,167	904	29%
Corporate	(107)	(600)	N.M.	(699)	(886)	N.M.
Total consolidated operating earnings/(loss)	$482	$(119)	N.M.	$468	$18	N.M.
Pharmaceutical Segment Profit
Pharmaceutical segment profit increased during the three and six months ended December 31, 2023 primarily due to the performance of our generics program and increased contribution from branded pharmaceutical and specialty pharmaceutical products, which includes the favorable impact from COVID-19 vaccine distribution, partially offset by higher costs to support sales growth.
Medical Segment Profit
Medical segment profit increased during the three and six months ended December 31, 2023 due to the beneficial comparison to the prior-year net inflationary impacts, including the effects of mitigation actions.
Corporate
The changes in Corporate during the three and six months ended December 31, 2023 were due to the factors discussed in the "Other Components of Consolidated Operating Earnings/(Loss)" section that follows.

9	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2023	2022	2023	2022
Restructuring and employee severance	$28	$17	$53	$46
Amortization and other acquisition-related costs	63	71	127	142
Impairments and (gain)/loss on disposal of assets, net	1	710	538	863
Litigation (recoveries)/charges, net	(11)	(207)	(52)	(180)
Restructuring and Employee Severance
Restructuring and employee severance costs during the three and six months ended December 31, 2023 were primarily related to certain projects resulting from reviews of our strategy, portfolio, capital-allocation framework and operations and the implementation of certain enterprise-wide cost-savings measures. During the three and six months ended December 31, 2022, costs were primarily related to the implementation of certain enterprise-wide cost-savings measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $63 million and $71 million for the three months ended December 31, 2023 and 2022, respectively, and $127 million and $142 million for the six months ended December 31, 2023 and 2022, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
We recognized $581 million of pre-tax non-cash goodwill impairment charges related to our Medical segment during the six months ended December 31, 2023, and $709 million and $863 million during the three and six months ended December 31, 2022, respectively, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to Condensed Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $31 million and $71 million during the three and six months ended December 31, 2023, respectively, and $66 million during the three and six months ended December 31, 2022.
During the three and six months ended December 31, 2023, we recognized a $22 million charge related to an agreement in principle with the Alabama Attorney General, under which we would pay approximately $123 million to the State of Alabama over a period of ten years to resolve opioid-related claims brought by the State and its political subdivisions. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
We recognized income of $46 million and $25 million during the three and six months ended December 31, 2022, respectively, primarily related to a reduction of the reserve for the estimated settlement and defense costs for the Cordis OptEase and TrapEase inferior vena cava ("IVC") product liability due to the execution of certain settlement agreements.
During the three and six months ended December 31, 2022, we recognized income of $93 million due to net proceeds from the settlement of a shareholder derivative litigation matter.
Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2023	2022	Change	2023	2022	Change
Other (income)/expense, net	$(16)	$(7)	N.M.	$(18)	$(5)	N.M.
Interest expense, net	8	25	(68)%	22	50	(56)%
Interest Expense, Net
During the three and six months ended December 31, 2023, interest expense decreased by 68 percent and 56 percent, respectively, primarily due to increased interest income from cash and equivalents.

10	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Provision for Income Taxes

The effective tax rate was 27.7 percent and 5.4 percent during the three months ended December 31, 2023 and 2022, respectively, and 22.4 percent and 30.0 percent during the six months ended December 31, 2023 and 2022, respectively. These tax rates reflect the impact of the tax effects of goodwill impairment charges as well as certain other discrete items. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information, during the three and six months ended December 31, 2023 and 2022.
Tax Effects of Goodwill Impairment Charges
During the six months ended December 31, 2023, we recognized cumulative pre-tax goodwill impairment charges of $581 million related to the Medical Unit. The net tax benefit related to these charges is $45 million for fiscal 2024.
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
The tax effect of the goodwill impairment charges recorded during the six months ended December 31, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to the pre-tax income for the six months ended December 31, 2023 resulted in recognizing an incremental interim tax benefit of approximately $65 million which impacted the provision for income taxes in the condensed consolidated statements of earnings/(loss) during the three months ended December 31, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheet at December 31, 2023. The incremental interim tax benefit will reverse in the future quarters of fiscal 2024.

11	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our operations and expected future cash needs as described below. If we decide to engage in one or more acquisitions in addition to the acquisition of Specialty Networks, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $4.6 billion at December 31, 2023 compared to $4.0 billion at June 30, 2023.
During the six months ended December 31, 2023, net cash provided by operating activities was $1.7 billion, which includes the impact of our annual payment of $378 million related to the National Opioid Settlement Agreement. In addition, we deployed cash of $750 million for share repurchases, $255 million for cash dividends and $206 million for capital expenditures.
At December 31, 2023, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at December 31, 2023 includes $670 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2023 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2023, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In February 2023, we extended our $2.0 billion revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") through September 30, 2025. In September 2023, Cardinal Health 23 Funding, LLC was added as a seller under our committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2023, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $4.7 billion at both December 31, 2023 and June 30, 2023.

12	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlement Agreement
We had $5.47 billion accrued at December 31, 2023 related to certain opioid litigation, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the six months ended December 31, 2023, we made our third annual payment of $378 million under the National Opioid Settlement Agreement. The amounts of these future payments may differ from the payments that we have already made.
In January 2024, we made payments of approximately $238 million to prepay at a pre-negotiated discount certain future payment amounts totaling approximately $344 million owed under each of the National Opioid Settlement Agreement, West Virginia Subdivisions Settlement Agreement and settlement agreements with Native American tribes and Cherokee Nation. The majority of the prepayment relates to the seventh annual payment as due under the National Opioid Settlement Agreement. As a result of these prepayments, we expect to recognize income of approximately $100 million in litigation charges/(recoveries), net in our condensed consolidated statements of earnings/(loss) during the three months ended March 31, 2024.
Capital Expenditures
Capital expenditures during the six months ended December 31, 2023 and 2022 were $206 million and $155 million, respectively.

Dividends
On each of May 11, 2023, August 9, 2023, and November 14, 2023, our Board of Directors approved a quarterly dividend of $0.5006 per share, or $2.00 per share on an annualized basis, which were paid on July 15, 2023, October 15, 2023, and January 15, 2024 to shareholders of record on July 3, 2023, October 3, 2023, and January 2, 2024, respectively.
Share Repurchases
During the six months ended December 31, 2023, we deployed $750 million for repurchases of our common shares, in the aggregate, under accelerated share repurchase ("ASR") programs. We funded the ASR programs with available cash. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
As of December 31, 2023, we have $3.5 billion remaining under our existing share repurchase authorization.
Specialty Networks Acquisition
On January 31, 2024, we announced that we had entered into a definitive agreement to acquire Specialty Networks, a technology-enabled multi-specialty group purchasing and practice enhancement organization for a purchase price of $1.2 billion in cash, subject to certain adjustments. We plan to fund the acquisition with available cash.

13	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2023 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2023. Other than in connection with our proposed acquisition of Specialty Networks, there have been no subsequent material changes outside of the ordinary course of business to those items. See Note 14 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2023. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2023 Form 10-K and our Form 10-Q for the quarters ended September 30, 2023.
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

Changes to Reportable Segments for Fiscal 2024
As discussed in the Overview section of this MD&A, effective January 1, 2024, we implemented a new enterprise operating and segment reporting structure. The updated structure comprises two reportable segments: Pharmaceutical and Specialty Solutions segment and Global Medical Products and Distribution segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other.
This change in segment structure will result in changes to the composition of our reporting units. Accordingly, we will be required to reallocate the goodwill in reporting units affected by the change using a relative fair value approach and assess goodwill for impairment both before, and after the reallocation. While we have not identified any indicators of impairment during the three months ended December 31, 2023 within the current reporting units, we may recognize a goodwill impairment charge following the reallocation if the carrying value of a new reporting unit exceeds its estimated fair value.
Medical Unit Goodwill
Potential changes in the reporting units within our Medical operating segment may result in a goodwill impairment charge. As of December 31, 2023, the total goodwill balance within the Medical Unit was $139 million. As discussed above, we have not identified any indicators of impairment during the three months ended December 31, 2023 within our reporting units, including the Medical Unit.
During the three months ended September 30, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit due to an increase

14	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

MD&A	Other Items
in the risk-free interest rate used in the discount rate. Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a discount rate of 11 percent and a terminal growth rate of 2 percent), and market-based approaches. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $581 million for the Medical Unit, which was recognized during the six months ended December 31, 2023 and is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss). This impairment charge was driven by an increase of 1 percent in the discount rate primarily due to an increase in the risk-free interest rate. The discount rate used for the interim goodwill impairment testing at June 30, 2023 was 10 percent. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.
While we consider the assumptions used in our determination of the estimated fair value of the Medical Unit to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions during fiscal 2024 may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, including the execution of key initiatives related to optimizing and growing sales of Cardinal Health branded medical products, increasing growth in certain strategic divisions within our Medical segment, and driving simplification efforts and cost optimization projects, or unanticipated events and circumstances, such as changes in assumptions about the duration and magnitude of increased supply chain and commodities costs and our planned efforts to mitigate such impact, including price increases or surcharges; further disruptions in the supply chain; manufacturing cost inefficiencies resulting from lower than anticipated sales volume, an increase in the discount rate; a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends.
Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future and therefore, an impairment of our Medical Unit goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent, the fair value for the Medical Unit would have further decreased by approximately $450 million. Additionally, a hypothetical 25 basis point decrease in long-term gross margin rates, which could be impacted by changes in Cardinal Health branded medical product sales growth rate assumptions, would have further decreased the fair value for the Medical Unit by approximately $300 million.
During the three months ended December 31, 2022 and September 30, 2022, we performed quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in pre-tax goodwill impairment charges of $709 million and $154 million recorded during the three months ended December 31, 2022 and September 30, 2022, respectively.

15	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

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

16	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
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
Non-GAAP earnings before income taxes: earnings/(loss) before income taxes excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net and (8) litigation (recoveries)/charges, net and (9) loss on early extinguishment of debt.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings/(loss) attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net and (8) litigation (recoveries)/charges, net and (9) loss on early extinguishment of debt.
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) surgical gown recall costs/(income), (3) state opioid assessment related to prior fiscal years, (4) shareholder cooperation agreement costs, (5) restructuring and employee severance, (6) amortization and other acquisition-related costs, (7) impairments and (gain)/loss on disposal of assets, net and (8) litigation (recoveries)/charges, net and (9) loss on early extinguishment of debt divided by (earnings/(loss) before income taxes adjusted for the nine items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

17	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for/(Benefit From) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2023
GAAP	$482	N.M.	$490	$136	$353	N.M.	$1.43	N.M.
Surgical gown recall income	(1)		(1)	—	(1)		—
Restructuring and employee severance	28		28	7	21		0.09
Amortization and other acquisition-related costs	63		63	17	46		0.19
Impairments and (gain)/loss on disposal of assets, net	1		1	(33)	34		0.14
Litigation (recoveries)/charges, net	(11)		(11)	(5)	(6)		(0.03)
Non-GAAP	$562	20%	$569	$121	$447	29%	$1.82	38%
	Three Months Ended December 31, 2022
GAAP	$(119)	(87)%	$(137)	$(7)	$(130)	N.M.	$(0.50)	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)	(4)		(0.02)
Shareholder cooperation agreement costs	2		2	1	1		0.01
Restructuring and employee severance	17		17	4	13		0.05
Amortization and other acquisition-related costs	71		71	18	53		0.20
Impairments and (gain)/loss on disposal of assets, net [3]	710		710	173	537		2.06
Litigation (recoveries)/charges, net	(207)		(207)	(83)	(124)		(0.48)
Non-GAAP	$467	—%	$450	$104	$346	(3)%	$1.32	4%
	Six Months Ended December 31, 2023
GAAP	$468	N.M.	$464	$104	$358	N.M.	$1.44	N.M.
Surgical gown recall income	(1)		(1)	—	(1)		—
Restructuring and employee severance	53		53	14	39		0.16
Amortization and other acquisition-related costs	127		127	33	94		0.38
Impairments and (gain)/loss on disposal of assets, net [3]	538		538	112	426		1.71
Litigation (recoveries)/charges, net	(52)		(52)	(16)	(36)		(0.14)
Non-GAAP	$1,133	27%	$1,129	$247	$880	30%	$3.55	41%
	Six Months Ended December 31, 2022
GAAP	$18	N.M.	$(27)	$(8)	$(20)	N.M.	$(0.08)	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)	(4)		(0.02)
Shareholder cooperation agreement costs	8		8	2	6		0.02
Restructuring and employee severance	46		46	10	36		0.13
Amortization and other acquisition-related costs	142		142	37	105		0.40
Impairments and (gain)/loss on disposal of assets, net [3]	863		863	207	656		2.46
Litigation (recoveries)/charges, net	(180)		(180)	(76)	(104)		(0.39)
Non-GAAP	$891	(10)%	$846	$170	$675	(7)%	$2.52	(2)%

18	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

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
3    For the six months ended December 31, 2023, impairments and (gain)/loss on disposal of assets, net includes a pre-tax goodwill impairment charge of $581 million related to the Medical segment. For fiscal 2024, the net tax benefit related to the impairment charge is $45 million and is included in the annual effective tax rate. As a result, the tax benefit for the six months ended December 31, 2023 increased approximately by an incremental $65 million and will increase the provision for income taxes for the remainder of fiscal 2024.
For the three and six months December 31, 2022, impairments and (gain)/loss on disposal of assets, net included cumulative pre-tax goodwill impairment charges of $709 million and $863 million, respectively, related to the Medical segment. For fiscal 2023, the net tax benefit related to these impairment charges was $68 million and was included in the annual effective tax rate. As a result, the amount of tax benefit increased approximately by an incremental $118 million and $140 million for the three and six months ended December 31, 2022, respectively, and increased the provision for income taxes for the remainder of fiscal 2023.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

19	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2023 Form 10-K since the end of fiscal 2023 through December 31, 2023.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

20	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Other
Legal Proceedings
The legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2023 Form 10-K, our Form 10-Q for the quarter ended September 30, 2023, and our other filings with the SEC since June 30, 2023. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Our pending acquisition of Specialty Networks subjects us to various risks and uncertainties.
As discussed in the MD&A section, on January 31, 2024, we announced that we had entered into a definitive agreement to acquire Specialty Networks for a purchase price of $1.2 billion in cash, subject to certain adjustments. The acquisition will further expand the Pharmaceutical segment's portfolio of Specialty services. We plan to fund the acquisition with available cash.
Consummation of the pending acquisition is subject to various risks and uncertainties, including the following: the ability to successfully complete the acquisition on a timely basis, including receipt of required regulatory approvals and satisfaction of other closing conditions; and the conditions of the credit markets.
If we are successful in completing the acquisition, we will be subject to other risks, including the following: we may fail to realize the synergies and other benefits we expect from the acquisition; the use of a significant portion of our cash may have an adverse effect on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions; we may fail to retain key personnel of the acquired businesses; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties establishing, integrating or combining operations and systems; we may face challenges retaining the customers of the acquired businesses; we may encounter unforeseen internal control, regulatory or compliance issues; and we may face other additional risks relating to regulatory matters, legal proceedings, and tax laws or positions.
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2,3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3,4)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (4) (in millions)
October 2023	1,251,107	$79.94	1,250,909	$3,843
November 2023	1,967,452	101.66	1,967,342	3,543
December 2023	444,271	112.57	444,161	3,493
Total	3,662,830	$95.57	3,662,412	$3,493
(1)Reflects 198, 110 and 110 common shares purchased in October, November and December 2023, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On November 6, 2023, we entered into an ASR program to purchase common shares for an aggregate purchase price of $250 million and received an initial delivery of 2.0 million common shares using a reference price of $101.66. The ASR program concluded on December 13, 2023 at a volume weighted average price per common share of $103.67 resulting in a final delivery of 0.4 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On August 16, 2023, we entered into an ASR program to purchase common shares for an aggregate purchase price of $500 million and received an initial delivery of 4.4 million common shares using a reference price of $90.57. The ASR program concluded on October 31, 2023 at a volume weighted average price per common share of $88.22 resulting in a final delivery of 1.3 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(4)On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program, which will expire on December 31, 2027. As of December 31, 2023, we had $3.5 billion authorized for share repurchases remaining under this program.

21	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Other
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended December 31, 2023, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

22	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2023	2022	2023	2022
Revenue	$57,445	$51,469	$112,208	$101,072
Cost of products sold	55,599	49,806	108,594	97,795
Gross margin	1,846	1,663	3,614	3,277

Operating expenses:
Distribution, selling, general and administrative expenses	1,283	1,191	2,480	2,388
Restructuring and employee severance	28	17	53	46
Amortization and other acquisition-related costs	63	71	127	142
Impairments and (gain)/loss on disposal of assets, net	1	710	538	863
Litigation (recoveries)/charges, net	(11)	(207)	(52)	(180)
Operating earnings/(loss)	482	(119)	468	18

Other (income)/expense, net	(16)	(7)	(18)	(5)
Interest expense, net	8	25	22	50
Earnings/(loss) before income taxes	490	(137)	464	(27)

Provision for/(benefit from) income taxes	136	(7)	104	(8)
Net earnings/(loss)	354	(130)	360	(19)

Less: Net earnings attributable to noncontrolling interests	(1)	—	(2)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$353	$(130)	$358	$(20)

Earnings/(Loss) per common share attributable to Cardinal Health, Inc.:
Basic	$1.44	$(0.50)	$1.45	$(0.08)
Diluted	1.43	(0.50)	1.44	(0.08)

Weighted-average number of common shares outstanding:
Basic	245	261	247	266
Diluted	246	261	248	266

Cash dividends declared per common share	$0.5006	$0.4957	$1.0012	$0.9914
See notes to condensed consolidated financial statements.

23	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2023	2022	2023	2022
Net earnings/(loss)	$354	$(130)	$360	$(19)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	6	20	(5)	(38)
Net unrealized gain on derivative instruments, net of tax	4	10	1	6
Total other comprehensive income/(loss), net of tax	10	30	(4)	(32)

Total comprehensive income/(loss)	364	(100)	356	(51)

Less: comprehensive income attributable to noncontrolling interests	(1)	—	(2)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$363	$(100)	$354	$(52)
See notes to condensed consolidated financial statements.

24	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	December 31, 2023	June 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$4,591	$4,043
Trade receivables, net	11,788	11,344
Inventories, net	18,451	15,940
Prepaid expenses and other	2,816	2,362
Assets held for sale	12	144
Total current assets	37,658	33,833

Property and equipment, net	2,446	2,462
Goodwill and other intangibles, net	5,371	6,081
Other assets	1,098	1,041
Total assets	$46,573	$43,417

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$34,259	$29,813
Current portion of long-term obligations and other short-term borrowings	1,188	792
Other accrued liabilities	2,839	3,059
Liabilities related to assets held for sale	—	42
Total current liabilities	38,286	33,706

Long-term obligations, less current portion	3,535	3,909
Deferred income taxes and other liabilities	8,199	8,653

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at December 31, 2023 and June 30, 2023	2,855	2,747
Accumulated deficit	(425)	(534)
Common shares in treasury, at cost: 83 million shares and 76 million shares at December 31, 2023 and June 30, 2023, respectively	(5,724)	(4,914)
Accumulated other comprehensive loss	(155)	(151)
Total Cardinal Health, Inc. shareholders' deficit	(3,449)	(2,852)
Noncontrolling interests	2	1
Total shareholders’ deficit	(3,447)	(2,851)
Total liabilities and shareholders’ deficit	$46,573	$43,417
See notes to condensed consolidated financial statements.

25	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares		Accumulated Deficit	Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount		Shares	Amount
	Three Months Ended December 31, 2023
Balance at September 30, 2023	327	$2,728	$(654)	(80)	$(5,400)	$(165)	$1	$(3,490)
Net earnings			353				1	354
Other comprehensive income, net of tax						10		10
Employee stock plans activity, net of shares withheld for employee taxes	—	27		—	30			57
Share repurchase program activity		100		(4)	(354)			(254)
Dividends declared			(123)					(123)
Other			(1)	1			—	(1)
Balance at December 31, 2023	327	$2,855	$(425)	(83)	$(5,724)	$(155)	$2	$(3,447)

	Three Months Ended December 31, 2022
Balance at September 30, 2022	327	$2,576	$(301)	(65)	$(3,880)	$(176)	$1	$(1,780)
Net loss			(130)				—	(130)
Other comprehensive income, net of tax						30		30
Employee stock plans activity, net of shares withheld for employee taxes	—	21		1	26			47
Share repurchase program activity		150		(4)	(400)			(250)
Dividends declared			(129)					(129)
Balance at December 31, 2022	327	$2,747	$(560)	(68)	$(4,254)	$(146)	$1	$(2,212)

	Six Months Ended December 31, 2023
Balance at June 30, 2023	327	$2,747	$(534)	(76)	$(4,914)	$(151)	$1	$(2,851)
Net earnings			358				2	360
Other comprehensive loss, net of tax						(4)		(4)
Employee stock plans activity, net of shares withheld for employee taxes		8		1	49			57
Share repurchase program activity		100		(9)	(859)			(759)
Dividends declared			(249)					(249)
Other			—	1			(1)	(1)
Balance at December 31, 2023	327	$2,855	$(425)	(83)	$(5,724)	$(155)	$2	$(3,447)

	Six Months Ended December 31, 2022
Balance at June 30, 2022	327	$2,813	$(280)	(54)	$(3,128)	$(114)	$3	$(706)
Net earnings/(loss)			(20)				1	(19)
Other comprehensive loss, net of tax						(32)		(32)
Purchase of noncontrolling interests							(2)	(2)
Employee stock plans activity, net of shares withheld for employee taxes	—	(16)		2	74			58
Share repurchase program activity		(50)		(16)	(1,200)			(1,250)
Dividends declared			(260)					(260)
Other							(1)	(1)
Balance at December 31, 2022	327	$2,747	$(560)	(68)	$(4,254)	$(146)	$1	$(2,212)
See notes to condensed consolidated financial statements.

26	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net earnings/(loss)	$360	$(19)

Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	347	341
Impairments and (gain)/loss on disposal of assets, net	538	863
Share-based compensation	57	48
Provision for bad debts	43	59
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(487)	(919)
Increase in inventories	(2,536)	(1,643)
Increase in accounts payable	4,446	2,954
Other accrued liabilities and operating items, net	(1,034)	(1,064)
Net cash provided by operating activities	1,734	620

Cash flows from investing activities:
Proceeds from divestitures, net of cash sold	9	—
Additions to property and equipment	(206)	(155)
Proceeds from disposal of property and equipment	2	2
Purchases of investments	(2)	(5)
Proceeds from investments	1	1
Proceeds from net investment hedge terminations	28	—
Net cash used in investing activities	(168)	(157)

Cash flows from financing activities:
Reduction of long-term obligations	(15)	(13)
Net tax proceeds from share-based compensation	1	9
Dividends on common shares	(255)	(271)
Purchase of treasury shares	(750)	(1,250)
Net cash used in financing activities	(1,019)	(1,525)

Effect of exchange rate changes on cash and equivalents	1	(1)

Net increase/(decrease) in cash and equivalents	548	(1,063)
Cash and equivalents at beginning of period	4,043	4,717
Cash and equivalents at end of period	$4,591	$3,654

See notes to condensed consolidated financial statements.

27	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
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
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2024 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2024. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (our "2023 Form 10-K").
Recently Issued Financial Accounting Standards
Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our condensed consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2023 Form 10-K.
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This guidance will be effective for us in our fiscal 2025 Form 10-K and the guidance must be applied retrospectively to all prior periods presented. We are currently evaluating the impact of adoption of this guidance on our disclosures.
Income Tax Disclosure
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for us in our fiscal 2026 Form 10-K and should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adoption of this guidance on our disclosures.
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the six months ended December 31, 2023.

28	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements
2. Divestitures
On June 5, 2023, we signed a definitive agreement to contribute the OutcomesTM business to Transaction Data Systems ("TDS"), a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. The transaction closed on July 10, 2023 and we recognized a pre-tax gain of $53 million during the six months ended December 31, 2023, which was included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss). This gain includes our initial recognition of an equity method investment in the combined entity for $147 million.
We determined that the divestiture of the OutcomesTM business does not meet the criteria to be classified as discontinued operations. The OutcomesTM business operated within our Pharmaceutical segment.

3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

	Three Months Ended December 31,
(in millions)	2023	2022
Employee-related	$8	$10
Facility exit and other	20	7
Total restructuring and employee severance	$28	$17

	Six Months Ended December 31,
(in millions)	2023	2022
Employee-related	$15	$29
Facility exit and other	38	17
Total restructuring and employee severance	$53	$46

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
Restructuring and employee severance costs during the three and six months ended December 31, 2023 were primarily related to certain projects resulting from review of our strategy portfolio, capital-allocation framework and operation and the implementation of certain enterprise-wide cost-savings measures. During the three and six months ended December 31, 2022, restructuring and employee severance costs were primarily related to implementation of certain enterprise-wide cost-saving measures.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2023	$44	$2	$46
Additions	8	4	12
Payments and other adjustments	(18)	(1)	(19)
Balance at December 31, 2023	$34	$5	$39

29	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical	Medical (1)	Total
Balance at June 30, 2023	$2,649	$1,960	$4,609
Goodwill acquired, net of purchase price adjustments	—	(3)	(3)
Foreign currency translation adjustments and other	—	(1)	(1)
Goodwill impairment	—	(581)	(581)
Balance at December 31, 2023	$2,649	$1,375	$4,024
(1) At December 31, 2023 and June 30, 2023, the Medical segment accumulated goodwill impairment loss was $5.3 billion and $4.7 billion, respectively.
We have not identified any indicators of impairment during the three months ended December 31, 2023 within our reporting units, including the Medical Unit.
During the three months ended September 30, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Medical Unit due to an increase in the risk-free interest rate used in the discount rate. Our determination of the estimated fair value of the Medical Unit is based on a combination of the income-based approach (using a discount rate of 11 percent and a terminal growth rate of 2 percent), and market-based approaches. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $581 million for the Medical Unit, which was recognized during the six months ended December 31, 2023 and is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss). This impairment charge was driven by an increase of 1 percent in the discount rate primarily due to an increase in the risk-free interest rate. The discount rate used for the interim goodwill impairment testing at June 30, 2023 was 10 percent.
During the three months ended December 31, 2022 and September 30, 2022, we performed quantitative goodwill impairment testing for the Medical Unit. This quantitative testing resulted in the carrying amount of the Medical Unit exceeding the fair value, resulting in pre-tax goodwill impairment charges of $709 million and $154 million recorded during the three months ended December 31, 2022 and September 30, 2022, respectively.

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2023
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A

Definite-life intangibles:
Customer relationships	3,175	2,357	818	9
Trademarks, trade names and patents	546	394	152	7
Developed technology and other	1,022	657	365	8
Total definite-life intangibles	4,743	3,408	1,335	8
Total other intangible assets	$4,755	$3,408	$1,347	N/A

	June 30, 2023
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	3,174	2,274	900
Trademarks, trade names and patents	546	380	166
Developed technology and other	1,021	626	395
Total definite-life intangibles	4,741	3,280	1,461
Total other intangible assets	$4,752	$3,280	$1,472
Total amortization of intangible assets was $63 million and $71 million for the three months ended December 31, 2023 and 2022, respectively, and $127 million and $142 million for the six months ended December 31, 2023 and 2022, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2024 through 2028 is as follows: $127 million, $226 million, $206 million, $174 million and $148 million.

30	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements

5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $4.7 billion at both December 31, 2023 and June 30, 2023. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $34.3 billion and $29.8 billion at December 31, 2023 and June 30, 2023, respectively.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At December 31, 2023, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility.
In February 2023, we extended our $2.0 billion revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 30, 2025. In September 2023, Cardinal Health 23 Funding, LLC ("CH-23 Funding") was added as a seller under our committed receivables sales facility. Each of CHF and CH-23 Funding was organized for the sole purpose of buying receivables and selling undivided interests in those receivables to third-party purchasers. Although consolidated with Cardinal Health, Inc. in accordance with GAAP, each of CHF and CH-23 Funding is a separate legal entity from Cardinal Health, Inc. and from our respective subsidiary that sells receivables to CHF or CH-23 Funding, as applicable. Each of CHF and CH-23 Funding is designed to be a special purpose, bankruptcy-remote entity whose assets are available solely to satisfy the claims of its respective creditors.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2023, we were in compliance with this financial covenant.
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

31	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

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
Opioid Lawsuits and Investigations
Cardinal Health, other Pharmaceutical wholesalers and other participants in the pharmaceutical supply chain have been named as a defendant in lawsuits related to the distribution of opioid pain medications. These lawsuits seek equitable relief and monetary damages based on a variety of legal theories, including various common law claims, such as public nuisance, negligence, unjust enrichment, personal injury, as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organization Act and various other statutes. Plaintiffs in these lawsuits include governmental entities as well as private parties, such as unions and other health and welfare funds, hospital system and other healthcare providers, businesses and Individuals.
We have also received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). We have also received civil request for information, subpoenas and other request from other DOJ offices. These investigations concern operation of our anti-diversion program, our anti-diversion policies and procedures and distribution of certain controlled substances. We are cooperating with these investigations. We are unable to predict the outcomes of any of these investigations.
In total, as of December 31, 2023, we have $5.47 billion accrued for these matters, of which $420 million is included in other accrued liabilities and remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgements about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits and none of these agreements is an admission of liability or wrong doing. Please see below for additional description of these matters.
States & Political Subdivisions
In February 2022, we along with two other national distributors (collectively, the "Distributors") independently approved a settlement agreement (the "National Opioid Settlement Agreement") to settle the vast majority of opioid lawsuits and claims brought by states and political subdivisions. This National Opioid Settlement Agreement became effective on April 2, 2022. In addition to the Distributors, parties to the National Opioid Settlement Agreement include 48 states, the District of Columbia and 5 U.S. territories. Over 99 percent of political subdivisions in settling states (by population as calculated under the National Opioid Settlement Agreement) that had brought opioid-related suits against us have chosen to join the National Opioid Settlement Agreement or have had their claims addressed by state legislation (together with settling states and territories, the "Settling Governmental Entities").
In November 2023, we reached an agreement in principle with the Alabama Attorney General, under which we would pay approximately $123 million to the State of Alabama over a period of ten years to resolve opioid-related claims brought by the State and its political subdivisions. This agreement is subject to certain contingencies, including subdivision participation. During the three and six months ended December 31, 2023, we recognized a

32	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements
$22 million charge in litigation (recoveries)/charge, net in the condensed consolidated statements of earnings/(loss) related to this agreement.
Through January 2024, we have paid the Settling Governmental Entities approximately $1.5 billion, which includes the January 2024 prepayment of certain future payment amounts described below. We expect to pay Settling Governmental Entities additional amounts up to $4.9 billion through 2038. The National Opioid Settlement Agreement also includes injunctive relief terms related to Distributors' controlled substance anti-diversion programs. A monitor is overseeing compliance with these provisions until 2027. In addition, the Distributors are engaging a third-party vendor to act as clearinghouse for data aggregation and reporting, which Distributors will fund for 10 years. As a result of the National Opioid Settlement Agreement, the vast majority of lawsuits brought against us by State and other political subdivisions have been dismissed. We continue to engage in resolution discussions with certain nonparticipating political subdivisions and intend to defend ourselves vigorously against all remaining lawsuits.
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
Prepayment of Future Payment Years
In January 2024, we made payments of approximately $238 million to prepay at a pre-negotiated discount certain future payment amounts totaling approximately $344 million owed under each of the National Opioid Settlement Agreement, West Virginia Subdivisions Settlement Agreement and settlement agreements with Native American tribes and Cherokee Nation. The majority of the prepayment relates to the seventh annual payment as due under the National Opioid Settlement Agreement. As a result of these prepayments, we expect to recognize income of approximately $100 million in litigation charges/(recoveries), net in our condensed consolidated statements of earnings/(loss) during the three months ended March 31, 2024.
Private Plaintiffs
The National Opioid Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Lawsuits brought by private plaintiffs that were pending as of January 26, 2023 were 395. Of these, 103 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are engaged in resolution discussions with certain private plaintiffs; however, we are vigorously defending ourselves in all these matters.
A trial in a case involving 21 plaintiffs began in state court in Georgia in January 2023 and concluded in March 2023 with a verdict for the company and other defendants on all claims. In July 2023, the judge denied the plaintiffs' motion for a new trial. Plaintiffs have filed a notice of appeal and defendants have filed a notice of cross-appeal. A trial involving eight hospital plaintiffs is scheduled to begin in Alabama in July 2024.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. During fiscal year 2023, we received approximately $10 million in insurance recoveries related to these matters.
Cordis IVC Filter Matters
We have been named as a defendant in approximately 400 product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by approximately 4,500 plaintiffs that allege personal injuries associated with the use of inferior vena cava ("IVC") filter products. These lawsuits sought a variety of remedies, including unspecified monetary damages. The divestiture of the Cordis business did not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
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

33	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements
the product liability lawsuits. We intend to vigorously defend ourselves against these claims.
We recognized income of $103 million during fiscal year 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At December 31, 2023, we had a total of $300 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets.
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
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $31 million and $71 million during the three and six months ended December 31, 2023, respectively, and $66 million during the three and six months ended December 31, 2022.
7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of our pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three and six months ended December 31, 2023, the effective tax rate was 27.7 percent and 22.4 percent, respectively, and reflects any impact of the tax effects of the goodwill impairment charges recognized during the three and six months ended December 31, 2023.
During the three and six months ended December 31, 2022, the effective tax rate was 5.4 percent and 30.0 percent, respectively, and reflects the impact of the tax effects of the goodwill impairment charges recognized during the three and six months ended December 31, 2022.
Tax Effects of Goodwill Impairment Charge
During the six months ended December 31, 2023, we recognized a $581 million pre-tax charge for goodwill impairment related to the Medical Unit. The net tax benefit related to these charges is $45 million for fiscal 2024.
Unless an item is considered discrete because it is unusual or infrequent, the tax impact of the item is included in our estimated annual effective tax rate. When items are recognized through our estimated annual effective tax rate, we apply our estimated annual effective tax rate to the earnings before income taxes for the year-to-date period to compute our impact from income taxes for the current quarter and year-to-date period. The tax impacts of discrete items are recognized in their entirety in the period in which they occur.
The tax effect of the goodwill impairment charge during the six months ended December 31, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to the pre-tax income for the six months ended December 31, 2023 resulted in recognizing an incremental interim tax benefit of approximately $65 million, which impacted the benefit from income taxes in the condensed consolidated statements of earnings/(loss) during the three months ended December 31, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheet at December 31, 2023. This interim tax benefit will reverse in future quarters of fiscal 2024.
Unrecognized Tax Benefits
We had $959 million and $1.0 billion of unrecognized tax benefits at December 31, 2023 and June 30, 2023, respectively. The December 31, 2023 and June 30, 2023 balances include $864 million and $873 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2023 and June 30, 2023, we had $52 million and $65 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the benefit from income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of up to $30 million, exclusive of penalties and interest.

34	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. In December 2023, the estimated tax exposure was updated to reflect adjustments based on settlement discussions with the IRS. Additionally, Cardinal received a partial payment from CareFusion to be applied towards the anticipated liability. As a result, the indemnification receivable was reduced. The indemnification receivable was $20 million and $82 million at December 31, 2023 and June 30, 2023, respectively, and is included in other assets in the condensed consolidated balance sheets.

8. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,708	$—	$—	$1,708
Other investments (1)	102	—	—	102
Liabilities:
Forward contracts (2)	—	(73)	—	(73)

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,253	$—	$—	$1,253
Other investments (1)	101	—	—	101
Liabilities:
Forward contracts (2)	—	(73)	—	(73)
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
Assets Measured on a Nonrecurring Basis
As discussed further in Note 2, on July 10, 2023, we closed the transaction to contribute the Outcomes™ business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. We accounted for this investment initially at its fair value using Level 3 unobservable inputs under the discounted cash flow method. Accordingly, we recognized a $147 million equity method investment during the six months ended December 31, 2023.

35	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings/(loss). For the three and six months ended December 31, 2023 and 2022, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the six months ended December 31, 2023 and 2022, we entered into pay-floating interest rate swaps with total notional amounts of $200 million each. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
Pre-tax gains and losses recognized in other comprehensive income/(loss) were immaterial and a $2 million loss for the three months ended December 31, 2023 and 2022, respectively, and a $1 million gain and a $2 million gain for the six months ended December 31, 2023 and 2022, respectively. Gains recognized in accumulated other comprehensive loss and reclassified into earnings were $1 million and immaterial for the three months ended December 31, 2023 and 2022, respectively, and $2 million and immaterial for the six months ended December 31, 2023 and 2022, respectively. Gains currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are $3 million.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
During the six months ended December 31, 2023, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2025 and ¥18 billion ($120 million) cross-currency swaps maturing in June 2027.
During the six months ended December 31, 2023, we terminated the ¥38 billion ($300 million) cross-currency swaps entered into in January 2023 and received net settlement in cash of $28 million, recorded in proceeds from net investment hedge terminations in our condensed consolidated statements of cash flows.

36	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements
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
Pre-tax losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were $16 million and $43 million during the three months ended December 31, 2023 and 2022, respectively, and $5 million and $21 million during the six months ended December 31, 2023 and 2022, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $4 million during both the three months ended December 31, 2023 and 2022, and $7 million and $8 million during the six months ended December 31, 2023 and 2022, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded an immaterial loss and a $3 million gain during the three months ended December 31, 2023 and 2022, respectively, and an immaterial loss and a $3 million loss during the six months ended December 31, 2023 and 2022, respectively. The principal currencies managed through foreign currency contracts are the Chinese renminbi, Canadian dollar, Indian rupee, Euro and British pound.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at December 31, 2023 and June 30, 2023 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2023	June 30, 2023
Estimated fair value	$4,527	$4,417
Carrying amount	4,723	4,701
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Deficit
We repurchased $750 million and $1.3 billion of our common shares, in the aggregate, through share repurchase programs during the six months ended December 31, 2023 and 2022, respectively. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During the three months ended December 31, 2023, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $250 million. We received an initial delivery of 2.0 million common shares using a reference price of $101.66. The program concluded on December 13, 2023 at a volume weighted average price per common share of $103.67 resulting in a final delivery of 0.4 million common shares.
During the three months ended September 30, 2023, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $500 million. We received an initial delivery of 4.4 million common shares using a reference price of $90.57. The program concluded on October 31, 2023 at a volume weighted average price per common share of $88.22 resulting in a final delivery of 1.3 million common shares.
During the three months ended June 30, 2023, we entered into an ASR program to repurchase common shares for an aggregate purchase of $500 million. We received an initial delivery of 4.6 million common shares using a reference price of $87.18. The program concluded on August 16, 2023 at a volume weighted average price per common share of $91.15 resulting in a final delivery of 0.9 million common shares.
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

37	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements

delivery of 12.0 million common shares using a reference price of $66.74. The program concluded on December 23, 2022 at a volume weighted average price per common share of $73.36 resulting in a final delivery of 1.6 million common shares.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(137)	$(14)	$(151)
Other comprehensive income/(loss), before reclassifications	(5)	5	—
Amounts reclassified to earnings	—	(4)	(4)
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax benefit of $1 million	(5)	1	(4)
Balance at December 31, 2023	$(142)	$(13)	$(155)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(102)	$(12)	$(114)
Other comprehensive income/(loss), before reclassifications	(38)	11	(27)
Amounts reclassified to earnings	—	(5)	(5)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax benefit of $5 million	(38)	6	(32)
Balance at December 31, 2022	$(140)	$(6)	$(146)

11. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following tables reconcile the number of common shares used to compute basic and diluted earnings/(loss) per share attributable to Cardinal Health, Inc.:

	Three Months Ended December 31,
(in millions)	2023	2022
Weighted-average common shares–basic	245	261
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	—
Weighted-average common shares–diluted	246	261

	Six Months Ended December 31,
(in millions)	2023	2022
Weighted-average common shares–basic	247	266
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	—
Weighted-average common shares–diluted	248	266
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were immaterial and 1 million for the three and six months ended December 31, 2023, respectively.
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

38	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements

the United States through our Cardinal Health at-Home Solutions division.
In January 2024, we announced a change in our organizational structure and have re-aligned our reporting structure under two reportable segments: Pharmaceutical and Specialty Solutions segment and Global Medical Products and Distribution segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other. The following indicates the changes in our reporting structure effective January 1, 2024:
•Pharmaceutical and Specialty Solutions segment: This reportable segment will comprise all businesses formerly within our Pharmaceutical segment except Nuclear and Precision Health Solutions.
•Global Medical Products and Distribution segment: This reportable segment will comprise all businesses formerly within our Medical segment except at-Home Solutions and OptiFreight Logistics.
•Other: This will consist of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight Logistics.
Revenue
The following tables present revenue for each reportable segment, disaggregated revenue within our two reportable segments and Corporate:

	Three Months Ended December 31,
(in millions)	2023	2022
Pharmaceutical and Specialty Pharmaceutical Distribution and Services (1)	$53,190	$47,391
Nuclear and Precision Health Solutions	330	282
Pharmaceutical segment revenue	53,520	47,673
Medical Products and Distribution (2)	3,167	3,099
Cardinal Health at-Home Solutions	761	698
Medical segment revenue	3,928	3,797
Total segment revenue	57,448	51,470
Corporate (3)	(3)	(1)
Total revenue	$57,445	$51,469

	Six Months Ended December 31,
(in millions)	2023	2022
Pharmaceutical and Specialty Pharmaceutical Distribution and Services (1)	$103,872	$92,938
Nuclear and Precision Health Solutions	654	563
Pharmaceutical segment revenue	104,526	93,501
Medical Products and Distribution (2)	6,243	6,239
Cardinal Health at-Home Solutions	1,445	1,336
Medical segment revenue	7,688	7,575
Total segment revenue	112,214	101,076
Corporate (3)	(6)	(4)
Total revenue	$112,208	$101,072

(1)Comprised of all Pharmaceutical segment businesses except for Nuclear and Precision Health Solutions division.
(2)Comprised of all Medical segment businesses except for Cardinal Health at-Home Solutions division.
(3)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following tables present revenue by geographic area:

	Three Months Ended December 31,
(in millions)	2023	2022
United States	$56,241	$50,333
International	1,207	1,137
Total segment revenue	57,448	51,470
Corporate (1)	(3)	(1)
Total revenue	$57,445	$51,469

	Six Months Ended December 31,
(in millions)	2023	2022
United States	$109,798	$98,810
International	2,416	2,266
Total segment revenue	112,214	101,076
Corporate (1)	(6)	(4)
Total revenue	$112,208	$101,072
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

39	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

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
•impairments and (gain)/loss on disposal of assets, net; in connection with goodwill impairment testing for the Medical Unit as discussed further in Note 4, we recognized cumulative pre-tax goodwill impairment charges of $581 million and $863 million during the six months ended December 31, 2023 and $709 million during the three months ended December 31, 2022;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $14 million and $5 million for the three months ended December 31, 2023 and 2022, respectively, and $20 million and $11 million for the six months ended December 31, 2023 and 2022, respectively.
The following tables present segment profit by reportable segment and Corporate:

	Three Months Ended December 31,
(in millions)	2023	2022
Pharmaceutical	$518	$464
Medical	71	17
Total segment profit	589	481
Corporate	(107)	(600)
Total operating earnings/(loss)	$482	$(119)

	Six Months Ended December 31,
(in millions)	2023	2022
Pharmaceutical	$1,025	$895
Medical	142	9
Total segment profit	1,167	904
Corporate	(699)	(886)
Total operating earnings/(loss)	$468	$18
The following table presents total assets for each reportable segment and Corporate at:

(in millions)	December 31, 2023	June 30, 2023
Pharmaceutical	$31,018	$28,077
Medical	9,817	10,130
Corporate	5,738	5,210
Total assets	$46,573	$43,417

13. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2023	2022
Restricted share unit expense	$17	$15
Performance share unit expense	11	10
Total share-based compensation	$28	$25

	Six Months Ended December 31,
(in millions)	2023	2022
Restricted share unit expense	$38	$32
Performance share unit expense	19	16
Total share-based compensation	$57	$48
The total tax benefit related to share-based compensation was $4 million and $3 million for the three months ended December 31, 2023 and 2022, respectively, and $8 million and $6 million for the six months ended December 31, 2023 and 2022, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.

40	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Notes to Financial Statements

The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2023	2.2	$57.37
Granted	0.9	90.69
Vested	(1.0)	60.80
Canceled and forfeited	(0.1)	69.55
Nonvested at December 31, 2023	2.0	$69.44
At December 31, 2023, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $103 million, which is expected to be recognized over a weighted-average period of two years.
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2023	1.2	$82.17
Granted	0.6	94.66
Vested	(0.4)	62.26
Canceled and forfeited	—	—
Nonvested at December 31, 2023	1.4	$96.55
At December 31, 2023, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $60 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.
14. Subsequent Events
On January 31, 2024, we announced that we had entered into a definitive agreement to acquire Specialty Networks, a technology-enabled multi-specialty group purchasing and practice enhancement organization for a purchase price of $1.2 billion in cash, subject to certain adjustments. Specialty Networks creates clinical and economic value for independent specialty providers and partners across multiple specialty GPOs: UroGPO, Gastrologix and GastroGPO, and United Rheumatology. The acquisition will further expand our offering in key therapeutic areas by enhancing our downstream provider-focused analytics capabilities and service offerings and by accelerating our upstream data and research opportunities with biopharma manufacturers.
This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. We plan to fund the acquisition with available cash.

41	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Cardinal Health's Current Report on Form 8-K filed on May 11, 2023, File No. 1-11373)
10.1	Consent to Amendment of Performance Guarantee
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
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

42	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

43	Cardinal Health | Q2 Fiscal 2024 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 1, 2024	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

44	Cardinal Health | Q2 Fiscal 2024 Form 10-Q