Form 10-Q
period 2024-03-31
CARDINAL HEALTH INC
filed 2024-05-02
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☑
The number of the registrant’s common shares, without par value, outstanding as of April 26, 2024, was the following: 243,566,952.

Cardinal Health Q3 Fiscal 2024 Form 10-Q

About Cardinal Health

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists and manufacturers for integrated care coordination. Effective January 1, 2024, we began operating under an updated organizational structure and re-aligned our financial reporting structure under two reportable segments: Pharmaceutical and Specialty Solutions ("PSS") segment and Global Medical Products and Distribution ("GMPD") segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2024 and fiscal 2023 and to FY24 and FY23 are to the fiscal years ending or ended June 30, 2024 and June 30, 2023, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (our “2023 Form 10-K”), our Forms 10-Q for the quarters ending September 30, 2023 and December 31, 2023, and other SEC filings made since June 30, 2023. Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at March 31, 2024 and June 30, 2023, and in our condensed consolidated statements of earnings for the three and nine months ended March 31, 2024 and 2023. All comparisons presented are with respect to the prior-year period, unless stated otherwise. Our previously reported segment results have been recast to conform to our new reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change. The discussion and analysis in this Form 10-Q should be read in conjunction with the MD&A included in our 2023 Form 10-K.

2	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

During the three and nine months ended March 31, 2024, revenue increased 9 percent and 10 percent to $54.9 billion and $167.1 billion, respectively, primarily due to branded and specialty pharmaceutical sales growth from existing customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change
GAAP operating earnings	$367	$572	(36)%	$835	$590	42%
State opioid assessment related to prior fiscal years	—	—		—	(6)
Shareholder cooperation agreement costs	1	—		1	8
Restructuring and employee severance	53	16		106	62
Amortization and other acquisition-related costs	80	74		207	216
Impairments and (gain)/loss on disposal of assets, net	84	20		622	883
Litigation (recoveries)/charges, net	81	(76)		29	(256)
Non-GAAP operating earnings	$666	$606	10%	$1,799	$1,497	20%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating earnings of $367 million and $572 million during the three months ended March 31, 2024 and 2023, respectively, and $835 million and $590 million during the nine months ended March 31, 2024 and 2023, respectively. GAAP operating earnings during the three and nine months ended March 31, 2024 were favorably impacted by GMPD and Pharmaceutical and Specialty Solutions segment profit. GAAP operating earnings also reflects the pre-tax non-cash goodwill impairment charges related to the GMPD segment of $90 million during the three months ended March 31, 2024 and the $671 million and $863 million during the nine months ended March 31, 2024 and 2023, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
GAAP operating earnings during the three months ended March 31, 2024 reflects $193 million of litigation charges recognized in connection with opioid-related matters, which were partially offset by a benefit of $105 million related to opioid-related prepayments. GAAP operating earnings during the three and nine months ended March 31, 2023 were favorably impacted by litigation recoveries and a reduction in litigation reserves. See "Results of Operations" section of this MD&A and Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Non-GAAP operating earnings during the three and nine months ended March 31, 2024 increased 10 percent and 20 percent, respectively, due to increases in GMPD and Pharmaceutical and Specialty Solutions segment profit.

3	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2024	2023	Change	2024	2023	Change
GAAP diluted EPS (1)	$1.05	$1.34	(22)%	$2.49	$1.23	N.M.
State opioid assessment related to prior fiscal years	—	—		—	0.02
Shareholder cooperation agreement costs	—	—		—	(0.02)
Restructuring and employee severance	0.16	0.05		0.32	0.18
Amortization and other acquisition-related costs	0.24	0.21		0.62	0.61
Impairments and (gain)/loss on disposal of assets, net (2)	0.44	0.35		2.14	2.82
Litigation (recoveries)/charges, net	0.19	(0.21)		0.05	(0.60)
Non-GAAP diluted EPS (1)	$2.08	$1.74	20%	$5.62	$4.24	33%
The sum of the components and certain computations may reflect rounding adjustments.
The reconciling items are presented within this table net of tax. See quantification of tax effect of each reconciling item in our GAAP to Non-GAAP Reconciliations in the "Explanation and Reconciliation of Non-GAAP Financial Measures."
(1)Diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS").
(2)For the three and nine months ended March 31, 2024, impairments and (gain)/loss on disposal of assets, net includes pre-tax goodwill impairment charges of $90 million and $671 million, respectively, related to the GMPD segment. For fiscal 2024, the estimated net tax benefit related to the impairments is $56 million and is included in the annual effective tax rate. The incremental interim tax benefit recognized during the nine months ended March 31, 2024 is $36 million and will reverse in the fourth quarter of the fiscal year.
For the nine months ended March 31, 2023, impairments and (gain)/loss on disposal of assets, net included cumulative pre-tax goodwill impairment charges of $863 million related to the former Medical segment. For fiscal 2023, the net tax benefit related to the impairment was $68 million and was included in the annual effective tax rate. The incremental interim tax benefit recognized during the nine months ended March 31, 2023 was $66 million and reversed in the fourth quarter of fiscal 2023.
The changes in GAAP diluted EPS during the three and nine months ended March 31, 2024 were primarily due to the factors impacting GAAP operating earnings. GAAP diluted EPS was adversely impacted by goodwill impairment charges related to the GMPD segment, which had a $(0.29) per share after tax impact during the three months ended March 31, 2024, and a $(2.35) and $(2.76) per share after tax impact during the nine months ended March 31, 2024 and 2023, respectively. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A, and Note 5 and Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional details.
During the three and nine months ended March 31, 2024, non-GAAP diluted EPS increased 20 percent and 33 percent to $2.08 and $5.62 per share, respectively, due to higher non-GAAP operating earnings and a lower share count.

Cash and Equivalents

Our cash and equivalents balance was $3.7 billion at March 31, 2024 compared to $4.0 billion at June 30, 2023. During the nine months ended March 31, 2024, net cash provided by operating activities was $1.7 billion, which includes the impact of our annual payment of $378 million and prepayments of $239 million primarily related to the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "National Opioid Settlement Agreement"). During the three months ended March 31, 2024, we issued additional long-term debt and received net proceeds of $1.14 billion, of which $589 million were classified as cash and equivalents in our condensed consolidated balance sheets as of March 31, 2024. The remaining proceeds were invested in short-term time deposits with initial effective maturities of more than three months and classified as prepaid expenses and other. In addition, during the nine months ended March 31, 2024, we deployed $1.2 billion for the Specialty Networks acquisition, $750 million for share repurchases, $377 million for cash dividends and $318 million for capital expenditures.

4	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2024 and Trends
Operating and Segment Reporting Structure Changes

Effective January 1, 2024, we began operating under an updated organizational structure and re-aligned our financial reporting structure under two reportable segments: Pharmaceutical and Specialty Solutions segment and GMPD segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other. The following indicates the changes from the second quarter of fiscal 2024 to the new reporting structure:
•Pharmaceutical and Specialty Solutions segment: This reportable segment is comprised of all businesses formerly within our Pharmaceutical segment except Nuclear and Precision Health Solutions.
•GMPD segment: This reportable segment is comprised of all businesses formerly within our Medical segment except at-Home Solutions and OptiFreight® Logistics.
•Other: This is comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
Our previously reported segment results have been recast to conform to our new reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change.

Pharmaceutical and Specialty Solutions Segment

OptumRx Contracts
On April 22, 2024, we announced that our pharmaceutical distribution contracts with OptumRx, which expire at the end of June 2024, will not be renewed. Sales to OptumRx generated 16% of our consolidated revenue in fiscal 2023. Total sales to OptumRx generate a meaningfully lower operating margin than the overall Pharmaceutical and Specialty Solutions segment. We expect the nonrenewal of the OptumRx contracts to adversely impact our results of operations, including segment profit, financial condition and cash flows. In particular, we expect to generate lower than average operating cash flow in fiscal 2025 due to the unwinding of the negative net working capital associated with the contract.
Specialty Networks Acquisition
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash, subject to certain adjustments. Specialty Networks creates clinical and economic value for independent specialty providers and partners across multiple specialty group purchasing organizations ("GPOs"): UroGPO,Gastrologix and GastroGPO, and United Rheumatology. Specialty Networks’ PPS Analytics platform analyzes data from electronic medical records, practice management, imaging, and dispensing systems and transforms it into meaningful and actionable insights for providers and other stakeholders by using artificial intelligence and modern data analytics capabilities. The acquisition further expands our offerings in key therapeutic areas, accelerates our upstream data and research opportunities with biopharma manufacturers, and creates a platform for our expansion across therapeutic areas. We expect the Specialty Networks acquisition to positively impact Pharmaceutical and Specialty Solutions segment revenue and profit while increasing amortization and other acquisition-related costs during the remainder of fiscal 2024 and fiscal 2025.
COVID-19 Vaccine Distribution
Pharmaceutical and Specialty Solutions segment profit was favorably impacted during the nine months ended March 31, 2024 and on a year-over-year basis in part due to the company beginning to distribute the commercially available COVID-19 vaccines following U.S. Food and Drug Administration approval of updated vaccines in September 2023. The timing, magnitude and profit impact of vaccine distribution volume for the remainder of fiscal 2024 and beyond remains uncertain.
Generics Program
The performance of our Pharmaceutical and Specialty Solutions segment generics program positively impacted the year-over-year comparison of Pharmaceutical and Specialty Solutions segment profit during the three and nine months ended March 31, 2024. The Pharmaceutical and Specialty Solutions segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health") and generic pharmaceutical contract manufacturing and sourcing costs.

5	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Overview
The frequency, timing, magnitude and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharmaceutical and Specialty Solutions segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharmaceutical and Specialty Solutions segment profit and consolidated operating earnings during the remainder of fiscal 2024.

Global Medical Products and Distribution Segment

Inflationary Impacts
Beginning in fiscal 2022, GMPD segment profit was negatively affected by incremental inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities and labor, and global supply chain constraints. Since that time, we have taken actions to partially mitigate these impacts, including implementing certain price increases and evolving our pricing and commercial contracting processes to provide us with greater pricing flexibility. In addition, decreases in some product-related costs have been recognized as the higher-cost inventory moved through our supply chain and was replaced by lower-cost inventory. These net inflationary impacts negatively affected the GMPD segment profit during fiscal 2023. The net inflationary impacts were less significant during the three and nine months ended March 31, 2024 and had a favorable impact on GMPD segment profit on a year-over-year basis.
We expect these net inflationary impacts to continue to affect GMPD segment profit during the remainder of fiscal 2024, but to a significantly lesser extent than in fiscal 2023 and prior periods due to our mitigation actions, together with continued decreases in certain product-related costs. However, these inflationary costs are difficult to predict and may be greater than we expect or continue longer than our current expectations. Our actions to increase prices and evolve our contracting strategies are subject to contingencies and uncertainties and it is possible that our results of operations will be adversely impacted to a greater extent than we currently anticipate or that we may not be able to mitigate the negative impact to the extent or on the timeline we anticipate.
Volumes
The GMPD segment profit was adversely impacted during fiscal 2023 in part due to lower volumes, which includes our Cardinal Health branded medical products. We have experienced Cardinal Health branded medical products sales growth during fiscal 2024 and expect further growth for the remainder of fiscal 2024 and beyond. The timing, magnitude and profit impact of this anticipated sales growth is subject to risks and uncertainties, which may impact GMPD segment profit.
Goodwill
The change in segment structure as discussed above resulted in changes to the composition of our reporting units. Accordingly, we are required to reallocate the goodwill in reporting units affected by the change using a relative fair value approach and assess goodwill for impairment both before and after the reallocation.
During the three months ended March 31, 2024, we allocated $90 million and $48 million of goodwill from the former Medical segment excluding our at-Home Solutions division (the "Medical Unit") to the GMPD reporting unit and the OptiFreight® Logistics reporting unit, respectively. We also assessed GMPD's goodwill for impairment and determined there was an impairment of GMPD’s remaining goodwill balance of $90 million. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional detail.

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

6	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change
Pharmaceutical and Specialty Solutions	$50,651	$46,496	9%	$154,524	$139,441	11%
Global Medical Products and Distribution	3,113	2,989	4%	9,264	9,140	1%
Other	1,167	1,025	14%	3,392	3,038	12%
Total segment revenue	54,931	50,510	9%	167,180	151,619	10%
Corporate	(20)	(23)	N.M.	(61)	(60)	N.M.
Total revenue	$54,911	$50,487	9%	$167,119	$151,559	10%
Pharmaceutical and Specialty Solutions
Pharmaceutical and Specialty Solutions segment revenue increased $4.2 billion and $15.1 billion during the three and nine months ended March 31, 2024, respectively, due to branded and specialty pharmaceutical sales growth from existing customers.
Global Medical Products and Distribution
GMPD segment revenue increased during the three and nine months ended March 31, 2024, driven by higher volumes from existing customers. Additionally, during the nine months ended March 31, 2024 GMPD segment revenue was adversely impacted by personal protective equipment ("PPE") volumes and pricing, partially offset by price increases to mitigate inflationary impacts.
Other
Other revenue increased during the three and nine months ended March 31, 2024 due to growth across the three operating segments: at-Home Solutions, Nuclear and Precision Health Solutions and OptiFreight® Logistics.

Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2024 increased 9 percent and 10 percent to $53.0 billion and $161.6 billion, respectively, compared to the prior-year periods due to the factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change
Gross margin	$1,947	$1,785	9%	$5,561	$5,062	10%

Gross margin increased during the three and nine months ended March 31, 2024 primarily due to the beneficial comparison of the prior-year net inflationary impacts in the GMPD segment and the performance of our generics program in the Pharmaceutical and Specialty Solutions segment. Gross margin also increased during the nine months ended March 31, 2024 due to increased contribution from branded pharmaceutical and specialty pharmaceutical products in the Pharmaceutical and Specialty Solutions segment, which includes the favorable impact of COVID-19 vaccine distribution.
Gross margin rates were relatively flat during the three and nine months ended March 31, 2024 with the impact of the overall product mix mostly offset by the beneficial comparison to the prior-year net inflationary impacts in the GMPD segment. The changes in overall product mix were primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change
SG&A expenses	$1,282	$1,179	9%	$3,762	$3,567	5%
During the three and nine months ended March 31, 2024, SG&A expenses increased primarily due to investment projects, higher costs to support sales growth, and compensation-related costs.

8	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change
Pharmaceutical and Specialty Solutions	$580	$560	4%	$1,541	$1,394	11%
Global Medical Products and Distribution	20	(46)	N.M.	18	(175)	N.M.
Other	111	106	5%	319	305	5%
Total segment profit	711	620	15%	1,878	1,524	23%
Corporate	(344)	(48)	N.M.	(1,043)	(934)	N.M.
Total consolidated operating earnings	$367	$572	(36)%	$835	$590	(31)%
Pharmaceutical and Specialty Solutions
Pharmaceutical and Specialty Solutions segment profit increased during the three and nine months ended March 31, 2024 primarily due to the performance of our generics program. During the nine months ended March 31, 2024, Pharmaceutical and Specialty Solutions segment profit also increased due to the increased contribution from branded pharmaceutical and specialty pharmaceutical products, which includes the favorable impact of COVID-19 vaccine distribution, partially offset by higher costs to support sales growth.
Global Medical Products and Distribution
Global Medical Product and Distribution segment profit increased during the three and nine months ended March 31, 2024 primarily due to beneficial comparison to the prior-year inflationary impacts, net of the effects of mitigation actions.
Other
Other segment profit increased during the three and nine months ended March 31, 2024 primarily due to the performance of OptiFreight® Logistics.
Corporate
The changes in Corporate during the three and nine months ended March 31, 2024 were due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

9	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2024	2023	2024	2023
Restructuring and employee severance	$53	$16	$106	$62
Amortization and other acquisition-related costs	80	74	207	216
Impairments and (gain)/loss on disposal of assets, net	84	20	622	883
Litigation (recoveries)/charges, net	81	(76)	29	(256)
Restructuring and Employee Severance
Restructuring and employee severance costs during the three and nine months ended March 31, 2024 and 2023 include costs related to the implementation of certain enterprise-wide cost-savings measures, which include certain initiatives to rationalize our manufacturing operations. The increase in restructuring costs during the three and nine months ended March 31, 2024 was primarily due to these initiatives and certain projects resulting from the review of our strategy portfolio, capital-allocation framework and operations. During the three and nine months ended March 31, 2023, restructuring and employee severance costs also included costs related to the divestiture of the Cordis business.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $64 million and $69 million for the three months ended March 31, 2024 and 2023, respectively, and $191 million and $211 million for the nine months ended March 31, 2024 and 2023, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
We recognized a $90 million pre-tax non-cash goodwill impairment charge related to the GMPD segment during the three months ended March 31, 2024 and charges of $671 million and $863 million during the nine months ended March 31, 2024 and 2023, respectively, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
During the three months ended March 31, 2024, we recognized expense of $193 million in connection with opioid-related matters, which was offset by a benefit of $105 million related to prepayments at a prenegotiated discount of certain future payment amounts totaling $344 million. During the nine months ended March 31, 2024, we also recognized a $22 million charge related to an agreement in principle with the Alabama Attorney General. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
We recognized income for net recoveries in class action antitrust lawsuit in which we were a class member or plaintiff of $6 million and $77 million during the three and nine months ended March 31, 2024, respectively, and $66 million during the nine months ended March 31, 2023.
During the three and nine months ended March 31, 2023, we recognized income of $71 million and $95 million, respectively, primarily related to a reduction of the reserve for the estimated settlement and defense costs for the Cordis OptEase and TrapEase inferior vena cava ("IVC") product liability due to the execution of certain settlement agreements.
During the nine months ended March 31, 2023, we recognized income of $93 million due to net proceeds from the settlement of a shareholder derivative litigation matter.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change
Other (income)/expense, net	$(7)	$—	N.M.	$(25)	$(5)	N.M.
Interest expense, net	33	28	18%	55	78	(29)%

10	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Results of Operations
Interest Expense, Net
During the nine months ended March 31, 2024, interest expense decreased by 29 percent primarily due to increased interest income from cash and equivalents.
Provision for Income Taxes

The effective tax rate was 24.2 percent and 36.3 percent during the three months ended March 31, 2024 and 2023, respectively, and 23.2 percent and 36.7 percent during the nine months ended March 31, 2024 and 2023, respectively. These tax rates reflect the impact of the tax effects of goodwill impairment charges as well as certain other discrete items. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional information, during the three and nine months ended March 31, 2024 and 2023.
Tax Effects of Goodwill Impairment Charges
During the nine months ended March 31, 2024, we recognized cumulative pre-tax goodwill impairment charges of $671 million related to the GMPD segment. The net tax benefit related to these charges is $56 million for fiscal 2024.
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
The tax effect of the goodwill impairment charges recorded during the nine months ended March 31, 2024 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to the pre-tax income for the nine months ended March 31, 2024 resulted in recognizing an incremental interim tax benefit of approximately $36 million, which impacted the provision for income taxes in the condensed consolidated statements of earnings during the nine months ended March 31, 2024 and prepaid expenses and other assets in the condensed consolidated balance sheet at March 31, 2024. The incremental interim tax benefit will reverse in the fourth quarter of fiscal 2024.

11	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our operations and expected future cash needs as described below. If we decide to engage in one or more acquisitions we may need to access capital markets for additional financing, depending on the size and timing of such transactions.
Cash and Equivalents

Our cash and equivalents balance was $3.7 billion at March 31, 2024 compared to $4.0 billion at June 30, 2023.
During the nine months ended March 31, 2024, net cash provided by operating activities was $1.7 billion, which includes the impact of our annual payment of $378 million and prepayments of $239 million primarily related to the National Opioid Settlement Agreement. During the three months ended March 31, 2024, we issued additional long-term debt and received net proceeds of $1.14 billion, of which $589 million were classified as cash and equivalents in our condensed consolidated balance sheets as of March 31, 2024. The remaining proceeds were invested in short-term time deposits with initial effective maturities of more than three months and classified as prepaid expenses and other. In addition, we deployed cash of $750 million for share repurchases, $377 million for cash dividends and $318 million for capital expenditures.
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash, subject to certain adjustments. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
At March 31, 2024, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at March 31, 2024 includes $650 million of cash held by subsidiaries outside of the United States.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2024 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At March 31, 2024, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In February 2023, we extended our $2.0 billion revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") through September 30, 2025. In September 2023, Cardinal Health 23 Funding, LLC was added as a seller under our committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2024, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.9 billion and $4.7 billion at March 31, 2024 and June 30, 2023, respectively.
In February 2024, we issued additional debt with the aggregate principal amount of $1.15 billion to fund the repayment of all of the aggregate principal amount outstanding of our 3.5% Notes due 2024 and 3.079% Notes due 2024, at their respective maturities, and for general corporate purposes. The notes issued are $650 million aggregate principal amount of 5.125% Notes that mature on February 15, 2029 and $500 million aggregate principal amount of 5.45% Notes that mature on February 15, 2034. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs were $1.14 billion. A portion of the proceeds were invested in short-term time deposits of $550 million with initial effective maturities of more than three months and classified as prepaid expenses and other in our condensed consolidated balance sheets as of March 31, 2024. The remaining proceeds of $589 million were invested in short-term time deposits classified as cash and equivalents in our condensed consolidated balance sheets as of March 31, 2024.

12	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlement Agreement
We had $5.3 billion accrued at March 31, 2024 related to certain opioid litigation, as further described within Note 7 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the nine months ended March 31, 2024, we made our third annual payment of $378 million under the National Opioid Settlement Agreement. The amounts of future annual payments may differ from the payments that we have already made.
In January 2024, we made additional payments of approximately $239 million to prepay at a prenegotiated discount of certain future payment amounts totaling approximately $344 million owed under each of the National Opioid Settlement Agreement, West Virginia Subdivisions Settlement Agreement and settlement agreements with Native American tribes and Cherokee Nation. The majority of the prepayment relates to the seventh annual payment due under the National Opioid Settlement Agreement. As a result of these prepayments, we recognized income of $105 million in litigation charges/(recoveries), net in our condensed consolidated statements of earnings during the nine months ended March 31, 2024.
Capital Expenditures
Capital expenditures during the nine months ended March 31, 2024 and 2023 were $318 million and $264 million, respectively.

Dividends
On each of May 11, 2023, August 9, 2023, November 14, 2023 and February 6, 2024, our Board of Directors approved a quarterly dividend of $0.5006 per share, or $2.00 per share on an annualized basis, which were paid on July 15, 2023, October 15, 2023, January 15, 2024 and April 15, 2024 to shareholders of record on July 3, 2023, October 3, 2023, January 2, 2024 and April 1, 2024, respectively.
Share Repurchases
During the nine months ended March 31, 2024, we deployed $750 million of our common shares, in the aggregate, under accelerated share repurchase ("ASR") programs. We funded the ASR programs with available cash. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
As of March 31, 2024, we have $3.5 billion remaining under our existing share repurchase authorization.
Specialty Networks Acquisition
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash, subject to certain adjustments. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

13	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in our 2023 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2023. Other than the acquisition of Specialty Networks and our debt issuance, there have been no subsequent material changes outside of the ordinary course of business to those items. See Note 2 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2023. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2023 Form 10-K and our Form 10-Q for the quarters ended September 30, 2023 and December 31, 2023.
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
As discussed in the Overview section of this MD&A, effective January 1, 2024, we implemented a new enterprise operating and segment reporting structure. The updated structure is comprised of two reportable segments: Pharmaceutical and Specialty Solutions segment and Global Medical Products and Distribution segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other.
This change in segment structure resulted in changes to the composition of our former Medical operating segment excluding at-Home Solutions reporting unit ("Medical Unit"). Effective January 1, 2024, our reporting units are: Pharmaceutical and Specialty Solutions, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics. GMPD and OptiFreight® Logistics comprised our former Medical Unit.
Accordingly, we allocated $90 million and $48 million of goodwill from the former Medical Unit to GMPD and OptiFreight® Logistics, respectively, based on the estimated relative fair values of the reporting units. We also assessed goodwill for impairment for these reporting units before and after the reallocation and determined there was no impairment for the Medical Unit and OptiFreight® Logistics during the three months ended March 31, 2024 as their fair values substantially exceeded their carrying values. However, the quantitative test resulted in an impairment of GMPD’s remaining goodwill balance of $90 million.
Our previously reported goodwill balances have been recast to conform to the new structure. Prior-period goodwill impairment charges related to the former Medical Unit were primarily driven by the performance and long-term financial plan assumptions of GMPD and have been fully allocated to GMPD under the new structure.
Global Medical Products and Distribution Goodwill
Our determinations of the estimated fair value of GMPD was based on a combination of the income-based approach (using a discount rate of 11 percent and a terminal growth rate of 2 percent) and market-based approaches at January 1, 2024. Additionally, we

14	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

MD&A	Other Items
assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method.
During the three months ended September 30, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the former Medical Unit. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $581 million for the three months ended September 30, 2023. We did not identify any indicators of impairment during the three months ended December 31, 2023.
During the three months ended December 31, 2022 and September 30, 2022, we performed quantitative goodwill impairment testing for the former Medical Unit and recorded impairment charges of $709 million and $154 million, respectively. We also performed interim quantitative goodwill impairment testing at March 31, 2023 and concluded that there was no impairment as of March 31, 2023 as the estimated fair value of the former Medical Unit exceeded its carrying value by approximately 4 percent.

15	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

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

16	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

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
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net and (7) litigation (recoveries)/charges, net.
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
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net and (8) loss on early extinguishment of debt, each net of tax.
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

17	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2024
GAAP	$367	(36)%	$341	$82	$258	(25)%	$1.05	(22)%
Shareholder cooperation agreement costs	1		1	—	1		—
Restructuring and employee severance	53		53	14	39		0.16
Amortization and other acquisition-related costs	80		80	21	59		0.24
Impairments and (gain)/loss on disposal of assets, net [2]	84		84	(21)	105		0.44
Litigation (recoveries)/charges, net	81		81	34	47		0.19
Non-GAAP	$666	10%	$640	$130	$509	14%	$2.08	20%
	Three Months Ended March 31, 2023
GAAP	$572	N.M.	$544	$197	$345	N.M.	$1.34	N.M.
Restructuring and employee severance	16		16	4	12		0.05
Amortization and other acquisition-related costs	74		74	19	55		0.21
Impairments and (gain)/loss on disposal of assets, net	20		20	(69)	89		0.35
Litigation (recoveries)/charges, net	(76)		(76)	(22)	(54)		(0.21)
Non-GAAP	$606	11%	$578	$129	$447	11%	$1.74	20%
	Nine Months Ended March 31, 2024
GAAP	$835	42%	$805	$186	$616	90%	$2.49	N.M.
Shareholder cooperation agreement costs	1		1	—	1		—
Restructuring and employee severance	106		106	28	78		0.32
Amortization and other acquisition-related costs	207		207	54	153		0.62
Impairments and (gain)/loss on disposal of assets, net [2]	622		622	92	530		2.14
Litigation (recoveries)/charges, net	29		29	17	12		0.05
Non-GAAP	$1,799	20%	$1,769	$377	$1,389	24%	$5.62	33%
	Nine Months Ended March 31, 2023
GAAP	$590	N.M.	$517	$189	$325	N.M.	$1.23	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)	(4)		0.02
Shareholder cooperation agreement costs	8		8	2	6		(0.02)
Restructuring and employee severance	62		62	14	48		0.18
Amortization and other acquisition-related costs	216		216	56	160		0.61
Impairments and (gain)/loss on disposal of assets, net [2]	883		883	138	745		2.82
Litigation (recoveries)/charges, net	(256)		(256)	(98)	(158)		(0.60)
Non-GAAP	$1,497	(3)%	$1,424	$299	$1,122	(1)%	$4.24	6%
1     Attributable to Cardinal Health, Inc.
2    For the three and nine months ended March 31, 2024, impairments and (gain)/loss on disposal of assets, net includes pre-tax goodwill impairment charges of $90 million and $671 million, respectively, related to the GMPD segment. For fiscal 2024, the estimated net tax benefit related to the impairments is $56 million and is included in the annual effective tax rate. The incremental interim tax benefit recognized during the nine months ended March 31, 2024 is $36 million and will reverse in the fourth quarter of the fiscal year.
For the nine months ended March 31, 2023, impairments and (gain)/loss on disposal of assets, net included cumulative pre-tax goodwill impairment charges of $863 million related to the former Medical segment. For fiscal 2023, the net tax benefit related to the impairment was $68 million and was included in the annual effective tax rate. The incremental interim tax benefit recognized during the nine months ended March 31, 2023 was $66 million and reversed in the fourth quarter of fiscal 2023.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

18	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in our 2023 Form 10-K since the end of fiscal 2023 through March 31, 2024.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

19	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Other
Legal Proceedings
The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q including the Risk Factors below and the risk factors discussed in "Risk Factors" and other risks discussed in our 2023 Form 10-K, our Forms 10-Q for the quarters ended December 31, 2023 and September 30, 2023, and our other filings with the SEC since June 30, 2023. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
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
We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services, U.S.-based medical product manufacturing, mandated benefits, efforts to promote increased transparency in the pharmaceutical supply chain, drug shortages, further reduction of or limitations on governmental funding at the state or federal level or efforts by healthcare insurance companies to further limit payments for products and services. For example, the Federal Trade Commission has issued public requests for information related to pharmaceutical wholesalers' and group purchasing organizations' impacts on generic drug shortages and the impact of pharmacy benefits managers on drug affordability and access. These possible changes, and the uncertainty surrounding these possible changes, may directly or indirectly adversely affect us.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (in millions)
January 2024	106	$105.98	—	$3,493
February 2024	157	107.33	—	3,493
March 2024	51	110.14	—	3,493
Total	314	$107.33	—	$3,493
(1)Reflects 106, 157 and 51 common shares purchased in January, February, and March 2024, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program, which will expire on December 31, 2027. As of March 31, 2024, we had $3.5 billion authorized for share repurchases remaining under this program.
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended March 31, 2024, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

20	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2024	2023	2024	2023
Revenue	$54,911	$50,487	$167,119	$151,559
Cost of products sold	52,964	48,702	161,558	146,497
Gross margin	1,947	1,785	5,561	5,062

Operating expenses:
Distribution, selling, general and administrative expenses	1,282	1,179	3,762	3,567
Restructuring and employee severance	53	16	106	62
Amortization and other acquisition-related costs	80	74	207	216
Impairments and (gain)/loss on disposal of assets, net	84	20	622	883
Litigation (recoveries)/charges, net	81	(76)	29	(256)
Operating earnings	367	572	835	590

Other (income)/expense, net	(7)	—	(25)	(5)
Interest expense, net	33	28	55	78
Earnings before income taxes	341	544	805	517

Provision for income taxes	82	197	186	189
Net earnings	259	347	619	328

Less: Net earnings attributable to noncontrolling interests	(1)	(2)	(3)	(3)
Net earnings attributable to Cardinal Health, Inc.	$258	$345	$616	$325

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.06	$1.35	$2.51	$1.24
Diluted	1.05	1.34	2.49	1.23

Weighted-average number of common shares outstanding:
Basic	243	256	245	263
Diluted	245	258	247	264

Cash dividends declared per common share	$0.5006	$0.4957	$1.5018	$1.4871
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2024	2023	2024	2023
Net earnings	$259	$347	$619	$328

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	1	4	(4)	(34)
Net unrealized gain/(loss) on derivative instruments, net of tax	(6)	—	(5)	6
Total other comprehensive income/(loss), net of tax	(5)	4	(9)	(28)

Total comprehensive income	254	351	610	300

Less: comprehensive income attributable to noncontrolling interests	(1)	(2)	(3)	(3)
Total comprehensive income attributable to Cardinal Health, Inc.	$253	$349	$607	$297
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,718	$4,043
Trade receivables, net	11,566	11,344
Inventories, net	17,277	15,940
Prepaid expenses and other	3,161	2,362
Assets held for sale	12	144
Total current assets	35,734	33,833

Property and equipment, net	2,470	2,462
Goodwill and other intangibles, net	6,507	6,081
Other assets	1,169	1,041
Total assets	$45,880	$43,417

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$32,089	$29,813
Current portion of long-term obligations and other short-term borrowings	1,187	792
Other accrued liabilities	3,030	3,059
Liabilities related to assets held for sale	—	42
Total current liabilities	36,306	33,706

Long-term obligations, less current portion	4,667	3,909
Deferred income taxes and other liabilities	8,169	8,653

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at March 31, 2024 and June 30, 2023	2,887	2,747
Accumulated deficit	(289)	(534)
Common shares in treasury, at cost: 83 million shares and 76 million shares at March 31, 2024 and June 30, 2023, respectively	(5,703)	(4,914)
Accumulated other comprehensive loss	(160)	(151)
Total Cardinal Health, Inc. shareholders' deficit	(3,265)	(2,852)
Noncontrolling interests	3	1
Total shareholders’ deficit	(3,262)	(2,851)
Total liabilities and shareholders’ deficit	$45,880	$43,417
See notes to condensed consolidated financial statements.

23	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares		Accumulated Deficit	Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount		Shares	Amount
	Three Months Ended March 31, 2024
Balance at December 31, 2023	327	$2,855	$(425)	(83)	$(5,724)	$(155)	$2	$(3,447)
Net earnings			258				1	259
Other comprehensive loss, net of tax						(5)		(5)
Employee stock plans activity, net of shares withheld for employee taxes	—	32		—	21			53
Dividends declared			(123)					(123)
Other			1					1
Balance at March 31, 2024	327	$2,887	$(289)	(83)	$(5,703)	$(160)	$3	$(3,262)

	Three Months Ended March 31, 2023
Balance at December 31, 2022	327	$2,747	$(560)	(68)	$(4,254)	$(146)	$1	$(2,212)
Net earnings			345				2	347
Other comprehensive income, net of tax						4		4
Employee stock plans activity, net of shares withheld for employee taxes	—	21		—	3			24
Share repurchase program activity		50		(4)	(303)			(253)
Dividends declared			(128)					(128)
Other			1				(1)	—
Balance at March 31, 2023	327	$2,818	$(342)	(72)	$(4,554)	$(142)	$2	$(2,218)

	Nine Months Ended March 31, 2024
Balance at June 30, 2023	327	$2,747	$(534)	(76)	$(4,914)	$(151)	$1	$(2,851)
Net earnings			616				3	619
Other comprehensive loss, net of tax						(9)		(9)
Employee stock plans activity, net of shares withheld for employee taxes	—	40		1	70			110
Share repurchase program activity		100		(9)	(859)			(759)
Dividends declared			(372)					(372)
Other			1	1			(1)	—
Balance at March 31, 2024	327	$2,887	$(289)	(83)	$(5,703)	$(160)	$3	$(3,262)

	Nine Months Ended March 31, 2023
Balance at June 30, 2022	327	$2,813	$(280)	(54)	$(3,128)	$(114)	$3	$(706)
Net earnings			325				3	328
Other comprehensive loss, net of tax						(28)		(28)
Purchase of noncontrolling interests							(2)	(2)
Employee stock plans activity, net of shares withheld for employee taxes	—	5		2	77			82
Share repurchase program activity				(20)	(1,503)			(1,503)
Dividends declared			(388)					(388)
Other			1				(2)	(1)
Balance at March 31, 2023	327	$2,818	$(342)	(72)	$(4,554)	$(142)	$2	$(2,218)
See notes to condensed consolidated financial statements.

24	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net earnings	$619	$328

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	524	516
Impairments and (gain)/loss on disposal of assets, net	622	883
Share-based compensation	88	69
Provision for bad debts	59	79
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(262)	(510)
Increase in inventories	(1,371)	(1,012)
Increase in accounts payable	2,276	2,473
Other accrued liabilities and operating items, net	(870)	(845)
Net cash provided by operating activities	1,685	1,981

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,192)	(10)
Proceeds from divestitures, net of cash sold	9	—
Additions to property and equipment	(318)	(264)
Proceeds from disposal of property and equipment	10	2
Purchases of investments	(3)	(6)
Proceeds from investments	1	1
Proceeds from net investment hedge terminations	28	29
Purchases of short-term time deposits	(550)	—
Net cash used in investing activities	(2,015)	(248)

Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	1,139	—
Reduction of long-term obligations	(23)	(571)
Net tax proceeds from share-based compensation	23	11
Dividends on common shares	(377)	(399)
Purchase of treasury shares	(750)	(1,500)
Net cash provided by/(used in) financing activities	12	(2,459)

Effect of exchange rate changes on cash and equivalents	(7)	(1)

Net decrease in cash and equivalents	(325)	(727)
Cash and equivalents at beginning of period	4,043	4,717
Cash and equivalents at end of period	$3,718	$3,990
See notes to condensed consolidated financial statements.

25	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
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
Major Customers
On April 22, 2024, we announced that our pharmaceutical distribution contracts with OptumRx, which expire at the end of June 2024, will not be renewed. Sales to OptumRx generated 16% of our consolidated revenue in fiscal 2023.
Recently Issued Financial Accounting Standards
and Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our condensed consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2023 Form 10-K.
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This guidance will be effective for us in our fiscal 2025 Form 10-K and the guidance must be applied retrospectively to all prior periods presented. We are currently evaluating the impact of adoption of this guidance on our disclosures.
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
Climate-Related Disclosures
In March 2024, the SEC issued final rules on climate-related disclosures that will require annual disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates. These rules also require disclosure of climate risk oversight practices of the Board of Directors and management, and the disclosure of governance, risk management and strategy related to material climate-related risks. In April 2024, the SEC voluntarily stayed the new rules pending the completion of judicial review. The disclosure requirements, if ultimately upheld as adopted, will begin phasing in for reports and registration statements including financial information with respect to annual periods beginning in our fiscal 2026. We are currently evaluating the impact of adoption of these final rules on our disclosures.

26	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted during the nine months ended March 31, 2024.
Updated Segment Reporting Structure
Effective January 1, 2024, we operated under an updated organizational structure and re-aligned our reporting structure under two reportable segments: Pharmaceutical and Specialty Solutions segment and Global Medical Products and Distribution ("GMPD") segment. The remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics, are not significant enough to require separate reportable disclosures and are included in Other. The Pharmaceutical and Specialty Solutions reportable segment consists of all businesses formerly within our Pharmaceutical segment, excluding Nuclear and Precision Health Solutions. The Global Medical Products and Distribution reportable segment consists of all businesses formerly within our Medical segment, excluding at-Home Solutions and OptiFreight® Logistics. Our previously reported segment results have been recast to conform to this re-aligned reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change. See Note 13 for segment results under the new reporting structure.
2. Acquisitions
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash, subject to certain adjustments. Specialty Networks creates clinical and economic value for providers and partners across multiple specialty group purchasing organizations ("GPOs"): UroGPO, Gastrologix and GastroGPO, and United Rheumatology.
Specialty Networks’ PPS Analytics platform analyzes data from electronic medical records, practice management, imaging, and dispensing systems and transforms it into meaningful and actionable insights for providers and other stakeholders by using artificial intelligence and modern data analytics capabilities. The acquisition further expands our offering in key therapeutic areas, accelerates our upstream data and research opportunities with biopharma manufacturers, and creates a platform for our expansion across therapeutic areas.
The pro forma results of operations and the results of operations for Specialty Networks have not been separately disclosed because the effects were not significant compared to the condensed consolidated financial statements.
Transaction costs associated with the Specialty Networks acquisition were $15 million during the three and nine months ended March 31, 2024, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of Specialty Networks is not yet finalized and is subject to adjustment as we complete the valuation analysis of the acquisition. The purchase price is also subject to adjustment based on working capital requirements as set forth in the acquisition agreement.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The estimated fair value of the identifiable intangible assets was determined using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an appropriate rate of return. The discount rate used to arrive at the present value of the identifiable intangible assets was 10 percent, and reflects the internal rate of return and uncertainty in the cash flow projections.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Specialty Networks:

(in millions)	Specialty Networks
Identifiable intangible assets:
Customer relationships (1)	$404
Trade names (2)	15
Developed technology (3)	20
Total identifiable intangible assets acquired	439

Identifiable net assets/(liabilities):
Cash and equivalents	23
Trade receivables, net	19
Prepaid expenses and other	2
Other accrued liabilities	(15)
Deferred income taxes and other liabilities	(109)
Total identifiable net assets/(liabilities) acquired	359
Goodwill	856
Total net assets acquired	$1,215
(1)    The weighted-average useful life of customer relationships is 14 years.
(2)    The weighted-average useful life of trade names is 8 years.
(3)    The weighted-average useful life of developed technology is 9 years.

27	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements
3. Divestitures
On June 5, 2023 we signed a definitive agreement to contribute the OutcomesTM business to Transaction Data Systems ("TDS"), a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. The transaction closed on July 10, 2023 and we recognized a pre-tax gain of $53 million during the nine months ended March 31, 2024, which was included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. This gain includes our initial recognition of an equity method investment in the combined entity for $147 million.
We determined that the divestiture of the OutcomesTM business does not meet the criteria to be classified as discontinued operations. The OutcomesTM business operated within our former Pharmaceutical segment.

4. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance:

	Three Months Ended March 31,
(in millions)	2024	2023
Employee-related	$36	$3
Facility exit and other	17	13
Total restructuring and employee severance	$53	$16

	Nine Months Ended March 31,
(in millions)	2024	2023
Employee-related	$51	$32
Facility exit and other	55	30
Total restructuring and employee severance	$106	$62

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
Restructuring and employee severance costs during the three and nine months ended March 31, 2024 and 2023 include costs related to the implementation of certain enterprise-wide cost-savings measures, which include certain initiatives to rationalize our manufacturing operations. The increase in restructuring costs during the three and nine months ended March 31, 2024 was primarily due to these initiatives and certain projects resulting from the review of our strategy portfolio, capital-allocation framework and operations. During the three and nine months ended March 31, 2023, restructuring and employee severance costs also included costs related to the divestiture of the Cordis business.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2023	$44	$2	$46
Additions	38	13	51
Payments and other adjustments	(21)	(6)	(27)
Balance at March 31, 2024	$61	$9	$70

28	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements

5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution (1)	Other (2) (3)	Total
Balance at June 30, 2023 (4)	$2,762	$677	$1,170	$4,609
Goodwill acquired, net of purchase price adjustments	856	(3)	—	853
Foreign currency translation adjustments and other	—	(3)	—	(3)
Goodwill impairment	—	(671)	—	(671)
Balance at March 31, 2024	$3,618	$—	$1,170	$4,788
(1) Prior-period goodwill impairment charges related to the former Medical segment were allocated to the GMPD segment. At March 31, 2024 and June 30, 2023, the GMPD segment accumulated goodwill impairment loss was $5.4 billion and $4.7 billion, respectively.
(2) Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
(3) Reflects $48 million allocated to OptiFreight® Logistics.
(4) Reflects a $110 million reclassification between Pharmaceutical and Specialty Solutions and Other, which does not impact our previously reported condensed consolidated financial statements or results of our impairment tests.
The increase in the Pharmaceutical and Specialty Solutions segment goodwill is due to the Specialty Networks acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from anticipated growth from new technology capabilities, synergies of integrating this business and the existing workforce of the acquired entity.
As a result of the segment change discussed in Note 1, we allocated $90 million and $48 million of goodwill from the former Medical Unit to GMPD and OptiFreight® Logistics, respectively, based on the estimated relative fair values of the reporting units. We also assessed goodwill for impairment for these reporting units before and after the reallocation and determined there was no impairment for the Medical Unit and OptiFreight® Logistics during the three months ended March 31, 2024 as their fair values substantially exceeded their carrying values. However, the quantitative test resulted in an impairment of GMPD’s remaining goodwill balance of $90 million.
Our determination of the estimated fair value of the GMPD reporting unit is based on a combination of the income-based approach (using a discount rate of 11 percent and a terminal growth rate of 2 percent), and market-based approaches. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method.
During the three months ended December 31, 2023, we did not identify any indicators of impairment within our reporting units. During the three months ended September 30, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the former Medical Unit due to an increase in the risk-free interest rate used in the discount rate. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $581 million for the former Medical Unit, which was recognized during the three months ended September 30, 2023 and is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. This impairment charge was driven by an increase of 1 percent in the discount rate primarily due to an increase in the risk-free interest rate.
During the three months ended December 31, 2022 and September 30, 2022, we performed quantitative goodwill impairment testing for the former Medical Unit. This quantitative testing resulted in the carrying amount of the former Medical Unit exceeding the fair value, resulting in pre-tax goodwill impairment charges of $709 million and $154 million recorded during the three months ended December 31, 2022 and September 30, 2022, respectively. We also performed interim quantitative goodwill impairment testing at March 31, 2023 and concluded that there was no impairment as of March 31, 2023 as the estimated fair value of the former Medical Unit exceeded its carrying value by approximately 4 percent. The impairment charge recognized in the second quarter of fiscal 2023 was driven by certain reductions in our long-term financial plan assumptions, and the impairment charge recognized in the first quarter of fiscal 2023 was driven by an increase in the discount rate primarily due to an increase in the risk-free interest rate.

29	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2024
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11	N/A
Total indefinite-life intangibles	11	—	11	N/A

Definite-life intangibles:
Customer relationships	3,564	2,387	1,177	10
Trademarks, trade names and patents	561	401	160	7
Developed technology and other	1,043	672	371	7
Total definite-life intangibles	5,168	3,460	1,708	9
Total other intangible assets	$5,179	$3,460	$1,719	N/A

	June 30, 2023
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11
Total indefinite-life intangibles	11	—	11

Definite-life intangibles:
Customer relationships	3,174	2,274	900
Trademarks, trade names and patents	546	380	166
Developed technology and other	1,021	626	395
Total definite-life intangibles	4,741	3,280	1,461
Total other intangible assets	$4,752	$3,280	$1,472
The increase in definite-life intangibles is due to the Specialty Networks acquisition. Total amortization of intangible assets was $64 million and $69 million for the three months ended March 31, 2024 and 2023, respectively, and $191 million and $211 million for the nine months ended March 31, 2024 and 2023, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2024 through 2028 is as follows: $69 million, $256 million, $241 million, $213 million and $186 million.
6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at:

(in millions) (1)	March 31, 2024	June 30, 2023
3.079% Notes due 2024	$753	$764
3.5% Notes due 2024	402	404
3.75% Notes due 2025	508	513
3.41% Notes due 2027	1,192	1,184
5.125% Notes due 2029	644	—
5.45% Notes due 2034	494	—
4.6% Notes due 2043	311	306
4.5% Notes due 2044	330	331
4.9% Notes due 2045	428	428
4.368% Notes due 2047	564	561
7.0% Debentures due 2026	124	124
Other Obligations	104	86
Total	5,854	4,701
Less: current portion of long-term obligations and other short-term borrowings	1,187	792
Long-term obligations, less current portion	$4,667	$3,909
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for the remainder of fiscal 2024 through 2028 and thereafter are as follows: $762 million, $436 million, $535 million, $1.3 billion, $11 million and $2.8 billion.
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.9 billion and $4.7 billion at March 31, 2024 and June 30, 2023, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $32.1 billion and $29.8 billion at March 31, 2024 and June 30, 2023, respectively.
In February 2024, we issued additional debt with the aggregate principal amount of $1.15 billion to fund the repayment of all of the aggregate principal amount outstanding of our 3.5% Notes due 2024 and 3.079% Notes due 2024, at their respective maturities, and for general corporate purposes. The notes issued are $650 million aggregate principal amount of 5.125% Notes that mature on February 15, 2029 and $500 million aggregate principal amount of 5.45% Notes that mature on February 15, 2034. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs, were $1.14 billion. A portion of the proceeds were invested in short-term time deposits of $550 million with initial effective maturities of more than three months and classified as prepaid

30	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements

expenses and other in our condensed consolidated balance sheets as of March 31, 2024. The remaining proceeds of $589 million were invested in short-term time deposits classified as cash and equivalents in our condensed consolidated balance sheets as of March 31, 2024.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $2.0 billion commercial paper program backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. During the nine months ended March 31, 2024, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $1.3 billion and an average combined daily amount outstanding of $25 million. At March 31, 2024, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2024, we were in compliance with this financial covenant.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. During the fiscal year 2023, we recorded $6 million of income to reduce the previously estimated accrual to the invoiced amount for the calendar year 2018 assessment. At June 30, 2023, we had an outstanding liability of $3 million, which was paid in full during the first quarter of fiscal year 2024.
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

31	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our condensed consolidated statements of earnings; however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit.
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
Additionally, we have received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). We have also received civil requests for information, subpoenas and other requests from other DOJ offices. These investigations concern operation of our anti-diversion program, our anti-diversion policies and procedures and distribution of certain controlled substances. We are cooperating with these investigations. We are unable to predict the outcomes of any of these investigations.
In total, as of March 31, 2024, we have $5.3 billion accrued for these matters, of which $438 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During the three months ended March 31, 2024, we recognized expense of $193 million in connection with opioid-related matters, which was partially offset by a benefit of $105 million related to prepayments at a prenegotiated discount of certain future payments totaling $344 million.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgements about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits and none of the settlements described below is an admission of liability or wrong-doing. Please see below for additional description of these matters.
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
In February 2024, we finalized an agreement with the Alabama Attorney General, under which we agreed to pay approximately

32	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements
$123 million to the State of Alabama over a period of ten years to resolve opioid-related claims brought by the State and its political subdivisions. This agreement is subject to certain contingencies, including subdivision participation. During the nine months ended March 31, 2024, we recognized a $22 million charge in litigation (recoveries)/charge, net in the condensed consolidated statements of earnings related to this agreement.
Through April 2024, we have paid the Settling Governmental Entities approximately $1.5 billion, which includes the January 2024 prepayment of certain future payment amounts described below. We expect to pay Settling Governmental Entities additional amounts up to $4.8 billion through 2038. The National Opioid Settlement Agreement also includes injunctive relief terms related to Distributors' controlled substance anti-diversion programs. A monitor is overseeing compliance with these provisions until 2027. In addition, the Distributors are engaging a third-party vendor to act as a clearinghouse for data aggregation and reporting, which Distributors will fund for 10 years. As a result of the National Opioid Settlement Agreement, the vast majority of lawsuits brought against us by State and other political subdivisions have been dismissed. We continue to engage in resolution discussions with certain nonparticipating political subdivisions. A trial in the case brought by the city of Baltimore, which is the largest remaining nonparticipating subdivision by population, is scheduled to begin in September 2024. We intend to defend ourselves vigorously against all remaining lawsuits.
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
Prepayment of Future Payment Years
In January 2024, we made payments of approximately $239 million to prepay at a prenegotiated discount of certain future payment amounts totaling approximately $344 million owed under each of the National Opioid Settlement Agreement, West Virginia Subdivisions Settlement Agreement and settlement agreements with Native American tribes and Cherokee Nation. The majority of the prepayment relates to the seventh annual payment as due under the National Opioid Settlement Agreement. As a result of these prepayments, we recognized income of approximately $105 million in litigation charges/(recoveries), net in our condensed consolidated statements of earnings during the three months ended March 31, 2024.
Private Plaintiffs
The National Opioid Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Lawsuits brought by private plaintiffs that were pending as of April 26, 2024 were approximately 380. Of these, 103 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are engaged in resolution discussions with certain private plaintiffs and have reached agreements in principle with counsel representing classes of third-party payors and acute care hospitals and have accrued $213 million in connection with those matters, which represents our anticipated share of those possible settlements. The agreements in principle remain subject to contingencies. We are vigorously defending ourselves in all these matters.
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
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. During fiscal year 2023, we received approximately $10 million in insurance recoveries related to these matters.
Department of Justice Civil Investigative Demand
In November 2023, we received a Civil Investigative Demand ("CID") from the Department of Justice focused on potential violations of the Anti-Kickback Statute and False Claims Act in connection with a 2022 transaction in which we purchased a minority ownership interest in a rheumatology managed services organization and a group purchasing organization. We are cooperating with this investigation.
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

33	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements
related to the IVC filters in the U.S. and Canada, which we retained.
In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve 4,375 claims for $275 million. This settlement agreement is subject to certain conditions, including certain opt-in thresholds. Between May and September 2023, we made settlement payments totaling $275 million into a qualified settlement fund, which will be disbursed to the plaintiffs if required conditions are satisfied. Since July 2021, we have also entered into other agreements to settle approximately 2,800 product liability claims. While these settlements will resolve the vast majority of IVC filter product liability claims, they will not resolve all of them and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
We recognized income of $103 million during fiscal year 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At March 31, 2024, we had a total of $296 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets.
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
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $6 million and $77 million during the three and nine months ended March 31, 2024, respectively, and $66 million during the nine months ended March 31, 2023.

8. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three and nine months ended March 31, 2024, the effective tax rate was 24.2 percent and 23.2 percent, respectively, and reflects any impact of the tax effects of the goodwill impairment charges recognized during the three and nine months ended March 31, 2024.
During the three and nine months ended March 31, 2023, the effective tax rate was 36.3 percent and 36.7 percent, respectively, and reflects the impact of the tax effect of the goodwill impairment charges recognized during the nine months ended March 31, 2023.
Tax Effects of Goodwill Impairment Charges
During the nine months ended March 31, 2024, we recognized pre-tax goodwill impairment charges of $671 million. The net tax benefit related to these charges is $56 million for fiscal 2024.
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
The tax effect of the goodwill impairment charges during the nine months ended March 31, 2024 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to the pre-tax income for the nine months ended March 31, 2024 resulted in recognizing an incremental interim tax benefit of approximately $36 million, which impacted the provision for income taxes in the condensed consolidated statements of earnings during the nine months ended March 31, 2024 and prepaid expenses and other assets in the condensed consolidated balance sheet at March 31, 2024. The incremental interim tax benefit will reverse in the fourth quarter of fiscal 2024.
Unrecognized Tax Benefits
We had $937.0 million and $1.0 billion of unrecognized tax benefits, at March 31, 2024 and June 30, 2023, respectively. The March 31, 2024 and June 30, 2023 balances include $850 million and $873 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2024 and June 30, 2023, we had $57 million and $65 million, respectively, accrued for the payment of interest and

34	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements
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
We are a party to a tax matters agreement with CareFusion Corporation ("CareFusion"), a subsidiary of Becton, Dickinson and Company. Under the tax matters agreement, CareFusion is obligated to indemnify us for certain tax exposures and transaction taxes prior to our fiscal 2010 spin-off of CareFusion. In December 2023, the estimated tax exposure was updated to reflect adjustments based on settlement discussions with the IRS. Additionally, Cardinal received a partial payment from CareFusion to be applied towards the anticipated liability. The indemnification receivable was $20 million and $82 million at March 31, 2024 and June 30, 2023, respectively, and is included in other assets in the condensed consolidated balance sheets.

9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,013	$—	$—	$2,013
Other investments (1)	105	—	—	105
Liabilities:
Forward contracts (2)	—	(70)	—	(70)

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,253	$—	$—	$1,253
Other investments (1)	101	—	—	101
Liabilities:
Forward contracts (2)	—	(73)	—	(73)
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
Assets Measured on a Nonrecurring Basis
As discussed further in Note 3, on July 10, 2023, we closed the transaction to contribute the Outcomes™ business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. We accounted for this investment initially at its fair value using Level 3 unobservable inputs under the discounted cash flow method. Accordingly, we recognized a $147 million equity method investment at closing during the first quarter of fiscal 2024.
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

35	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three and nine months ended March 31, 2024 and 2023, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the nine months ended March 31, 2024 and 2023, we entered into pay-floating interest rate swaps with total notional amounts of $500 million and $200 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
Pre-tax gains recognized in other comprehensive income/(loss) were $1 million and $2 million for the three months ended March 31, 2024 and 2023, respectively, and $2 million and $4 million for the nine months ended March 31, 2024 and 2023, respectively. Gains recognized in accumulated other comprehensive loss and reclassified into earnings were $2 million and $4 million for the three months ended March 31, 2024 and 2023, respectively, and $4 million and $8 million for the nine months ended March 31, 2024 and 2023, respectively. Gains currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are $3 million.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In September 2023, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2025 and ¥18 billion ($120 million) cross-currency swaps maturing in June 2027.
In September 2023, we terminated the ¥38 billion ($300 million) cross-currency swaps entered into in January 2023 and received net settlement in cash of $28 million, recorded in proceeds from net investment hedge terminations in our condensed consolidated statements of cash flows.
In January 2023, we entered into ¥19 billion ($150 million) cross-currency swaps maturing in September 2025 and ¥19 billion ($150 million) cross-currency swaps maturing in June 2027. In March 2023, we entered into €100 million ($107 million) cross-currency swaps maturing in March 2025 and €100 million ($107 million) cross-currency swaps maturing in March 2026.
In January and March 2023, we terminated the ¥48 billion ($400 million) cross-currency swaps entered into in March 2022 and the €200 million ($233 million) cross-currency swap entered into in September 2018, respectively, and received net settlements of $10 million and $19 million in cash, respectively, recorded in proceeds from net investment hedge terminations in our condensed consolidated statements of cash flows.

36	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive income/(loss) were a $19 million gain and an immaterial loss during the three months ended March 31, 2024 and 2023, respectively, and a $14 million gain and a $21 million loss during the nine months ended March 31, 2024 and 2023, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $3 million and $4 million during the three months ended March 31, 2024 and 2023, respectively, and $10 million and $12 million during the nine months ended March 31, 2024 and 2023, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded an immaterial gain and an immaterial loss during the three months ended March 31, 2024 and 2023, respectively, and an immaterial loss and a $3 million loss during the nine months ended March 31, 2024 and 2023, respectively. The principal currencies managed through foreign currency contracts are Chinese renminbi, Canadian dollar, Indian rupee, Euro and British pound.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at March 31, 2024 and June 30, 2023 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2024	June 30, 2023
Estimated fair value	$5,650	$4,417
Carrying amount	5,854	4,701
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Deficit
We repurchased $750 million and $1.5 billion of our common shares, in the aggregate, through share repurchase programs during the nine months ended March 31, 2024 and 2023, respectively. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
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
During the three months ended March 31, 2023, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $250 million. We received an initial delivery of 2.6 million common shares using a reference price of $77.03. The program concluded on February 28, 2023 at a volume weighted average price per common share of $77.27 resulting in a final delivery of 0.6 million common shares.
During the three months ended December 31, 2022, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $250 million. We received an initial

37	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements

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
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(137)	$(14)	$(151)
Other comprehensive income/(loss), before reclassifications	(4)	1	(3)
Amounts reclassified to earnings	—	(6)	(6)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $4 million	(4)	(5)	(9)
Balance at March 31, 2024	$(141)	$(19)	$(160)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(102)	$(12)	$(114)
Other comprehensive income/(loss), before reclassifications	(34)	15	(19)
Amounts reclassified to earnings	—	(9)	(9)
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax benefit of $5 million	(34)	6	(28)
Balance at March 31, 2023	$(136)	$(6)	$(142)

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc.:

	Three Months Ended March 31,
(in millions)	2024	2023
Weighted-average common shares–basic	243	256
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	2
Weighted-average common shares–diluted	245	258

	Nine Months Ended March 31,
(in millions)	2024	2023
Weighted-average common shares–basic	245	263
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	1
Weighted-average common shares–diluted	247	264
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were immaterial and 1 million for the three and nine months ended March 31, 2024, respectively, and 2 million for both the three and nine months ended March 31, 2023.

13. Segment Information
Effective January 1, 2024, we operated under an updated organizational structure and re-aligned our reporting structure under two reportable segments: Pharmaceutical and Specialty Solutions segment and GMPD segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes of allocating resources and assessing performance combined with the nature of the individual business activities. Our previously reported segment results have been recast to conform to this re-aligned reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change.
Our Pharmaceutical and Specialty Solutions segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for

38	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements

specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; and repackages generic pharmaceuticals and over the counter healthcare products.
Our GMPD segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of medical, surgical and laboratory products known as national brand products to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada.
The remaining three operating segments included in Other are Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics. These operating segments respectively operate nuclear pharmacies and radiopharmaceutical manufacturing facilities, distribute medical products to patients' homes in the United States and provide supply chain services and solutions to our customers.
Revenue
The following tables present revenue for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended March 31,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$50,651	$46,496
Global Medical Products and Distribution	3,113	2,989
Nuclear and Precision Health Solutions	352	313
at-Home Solutions	743	651
OptiFreight® Logistics	72	61
Other	1,167	1,025
Total segment revenue	54,931	50,510
Corporate (1)	(20)	(23)
Total revenue	$54,911	$50,487

	Nine Months Ended March 31,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$154,524	$139,441
Global Medical Products and Distribution	9,264	9,140
Nuclear and Precision Health Solutions	1,006	875
at-Home Solutions	2,188	1,986
OptiFreight® Logistics	198	177
Other	3,392	3,038
Total segment revenue	167,180	151,619
Corporate (1)	(61)	(60)
Total revenue	$167,119	$151,559
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following tables present revenue by geographic area:

	Three Months Ended March 31,
(in millions)	2024	2023
United States	$53,715	$49,343
International	1,216	1,167
Total segment revenue	54,931	50,510
Corporate (1)	(20)	(23)
Total revenue	$54,911	$50,487

	Nine Months Ended March 31,
(in millions)	2024	2023
United States	$163,548	$148,186
International	3,632	3,433
Total segment revenue	167,180	151,619
Corporate (1)	(61)	(60)
Total revenue	$167,119	$151,559
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate technology and shared function expenses, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal and compliance, including certain litigation defense costs. Corporate expenses are allocated to the operating segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.

39	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements

We do not allocate the following items to our segments:
•last-in first-out, or ("LIFO"), inventory charges/(credits);
•state opioid assessment related to prior fiscal years;
•shareholder cooperation agreement costs;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•impairments and (gain)/loss on disposal of assets, net; in connection with goodwill impairment testing for the GMPD segment as discussed further in Note 5, we recognized pre-tax goodwill impairment charges of $90 million during the three months ended March 31, 2024 and $671 million and $863 million during the nine months ended March 31, 2024 and 2023, respectively;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt; or
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $17 million and $9 million for the three months ended March 31, 2024 and 2023, respectively, and $37 million and $20 million for the nine months ended March 31, 2024 and 2023, respectively.
The following tables present segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended March 31,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$580	$560
Global Medical Products and Distribution	20	(46)
Other (1)	111	106
Total segment profit	711	620
Corporate	(344)	(48)
Total operating earnings	$367	$572

	Nine Months Ended March 31,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$1,541	$1,394
Global Medical Products and Distribution	18	(175)
Other (1)	319	305
Total segment profit	1,878	1,524
Corporate	(1,043)	(934)
Total operating earnings	$835	$590
(1)Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
Segment Assets
The following table presents total assets for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	March 31, 2024	June 30, 2023
Pharmaceutical and Specialty Solutions	$30,496	$27,615
Global Medical Products and Distribution	7,357	7,961
Other (1)	2,692	2,621
Corporate	5,335	5,220
Total assets	$45,880	$43,417
(1)Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2024	2023
Restricted share unit expense	$20	$17
Performance share unit expense	11	4
Total share-based compensation	$31	$21

	Nine Months Ended March 31,
(in millions)	2024	2023
Restricted share unit expense	$58	$49
Performance share unit expense	30	20
Total share-based compensation	$88	$69
The total tax benefit related to share-based compensation was $4 million and $3 million for the three months ended March 31, 2024 and 2023, respectively, and $12 million and $9 million for the nine months ended March 31, 2024 and 2023, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units

40	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Notes to Financial Statements

accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2023	2.2	$57.37
Granted	0.9	90.78
Vested	(1.1)	60.83
Canceled and forfeited	(0.1)	71.21
Nonvested at March 31, 2024	1.9	$69.96
At March 31, 2024, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $86 million, which is expected to be recognized over a weighted-average period of two years.
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2023	1.2	$82.17
Granted	0.5	94.66
Vested	(0.4)	62.26
Canceled and forfeited	—	—
Nonvested at March 31, 2024	1.3	$96.80
At March 31, 2024, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $53 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.

41	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Cardinal Health's Current Report on Form 8-K filed on May 11, 2023, File No. 1-11373)
10.1.1	First Amendment to the Cardinal Health, Inc. 2021 Long-Term Incentive Plan, effective as of January 29, 2024 (as amended, the "2021 LTIP")
10.1.2	Form of Nonqualified Stock Option Agreement under the 2021 LTIP
10.1.3	Form of Performance Share Units Agreement under the 2021 LTIP
10.1.4	Form of Restricted Share Units Agreement under the 2021 LTIP
10.2	First Amendment to the Cardinal Health, Inc. Management Incentive Plan, effective as of January 29, 2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
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

42	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

43	Cardinal Health | Q3 Fiscal 2024 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 2, 2024	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

44	Cardinal Health | Q3 Fiscal 2024 Form 10-Q