Form 10-K
period 2024-06-30
CARDINAL HEALTH INC
filed 2024-08-14
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No     ☑
The aggregate market value of voting stock held by non-affiliates on December 31, 2023, was the following: $24,413,491,673.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2024, was the following: 243,845,343.
Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2024 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2024 Form 10-K

1	Cardinal Health | Fiscal 2024 Form 10-K

Introduction

Introduction
References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health" and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2025, 2024, 2023, 2022, 2021 and 2020 are to the fiscal years ended June 30, 2025, 2024, 2023, 2022, 2021 and 2020, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2024.
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
Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations
Our MD&A within this Form 10-K generally discusses fiscal 2024 and fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023. This Form 10-K also includes fiscal 2022 items and discussions of year-over-year comparisons between fiscal 2023 and fiscal 2022. The periods discussed in this Form 10-K have been revised herein to correct an error identified during the preparation of this Form 10-K, as well as to correct other unrelated immaterial errors. The revisions ensure comparability across all periods reflected herein. Please refer to Note 1 of the “Notes to the Consolidated Financial Statements” for additional information about these corrections.
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

Cardinal Health | Fiscal 2024 Form 10-K	2

Introduction

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
Effective January 1, 2024, we began operating under an updated organizational structure and re-aligned our financial reporting structure under two reportable segments: Pharmaceutical and Specialty Solutions ("Pharma") segment and Global Medical Products and Distribution ("GMPD") segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.

Pharmaceutical and Specialty Solutions Segment

Our Pharmaceutical and Specialty Solutions segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; and repackages generic pharmaceuticals and over-the-counter healthcare products.
Global Medical Products and Distribution Segment

Our GMPD segment manufactures, sources and distributes Cardinal Health brand medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health brand products, this segment also distributes a broad range of medical, surgical and laboratory products known as national brand products to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada.

Cardinal Health | Fiscal 2024 Form 10-K	3

MD&A	Overview
Consolidated Results
In connection with the preparation of our Consolidated Financial Statements for fiscal 2024, we identified an accounting error related to revenue recognition from third party payors within the at-Home Solutions operating segment. We evaluated the materiality of the error and determined that the impacts were not material, individually or in the aggregate, to our previously issued Consolidated Financial Statements for any of the prior quarters or annual periods in which they occurred. In this report, we present revised prior period financial statements to correct this error, as well as other unrelated immaterial errors, including an adjustment to an uncertain tax position. These other immaterial errors were previously corrected in the periods they were identified; however, they are now reflected in the periods they originated. The revisions ensure comparability across all periods reflected herein. Refer to Note 1 of the "Notes to Consolidated Financial Statements" for additional information regarding the immaterial corrections to our results of prior periods.

Overview

Revenue
Revenue increased 11 percent to $226.8 billion for fiscal 2024 and 13 percent to $205.0 billion for fiscal 2023 compared to their respective prior-year periods, primarily due to branded and specialty pharmaceutical sales growth from existing customers.
GAAP and Non-GAAP Operating Earnings/(Loss)

	GAAP and Non-GAAP Operating Earnings/(Loss)			Change
(in millions)	2024	2023	2022	2024	2023
GAAP operating earnings/(loss)	$1,243	$752	$(607)	65%	N.M.
State opioid assessment related to prior fiscal years	—	(6)	—
Shareholder cooperation agreement costs	1	8	—
Restructuring and employee severance	175	95	101
Amortization and other acquisition-related costs	284	285	324
Impairments and (gain)/loss on disposal of assets, net	634	1,246	2,060
Litigation (recoveries)/charges, net	78	(304)	94
Non-GAAP operating earnings	$2,414	$2,076	$1,973	16%	5%
The sum of the components and certain computations may reflect rounding adjustments.

We had GAAP operating earnings of $1.2 billion and $752 million during fiscal 2024 and 2023, respectively, which included $675 million and $1.2 billion pre-tax non-cash goodwill impairment charges related to the GMPD segment. See the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Consolidated Financial Statements" for additional detail.
GAAP operating earnings during fiscal 2023 were favorably impacted by litigation recoveries as described further in the "Results of Operations" section of this MD&A and Note 8 of the "Notes to Consolidated Financial Statements."
We had a GAAP operating loss of $607 million during fiscal 2022, which included $2.1 billion pre-tax non-cash goodwill impairment charges related to the GMPD segment. See the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Consolidated Financial Statements" for additional detail.
GAAP and Non-GAAP operating earnings increased during fiscal 2024, driven by increases in GMPD and Pharmaceutical and Specialty Solutions segment profit as described further in the "Results of Operations" section of this MD&A.
Non-GAAP operating earnings increased during fiscal 2023, driven by an increase in Pharmaceutical and Specialty Solutions segment profit, partially offset by a decrease in GMPD segment profit as described further in the "Results of Operations" section of this MD&A.

4	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

	GAAP and Non-GAAP diluted EPS			Change
($ per share)	2024 (2)	2023 (2)	2022 (2)(3)	2024	2023
GAAP diluted EPS (1)	$3.45	$1.26	$(3.37)	N.M.	N.M.
State opioid assessment related to prior fiscal years	—	(0.02)	—
Shareholder cooperation agreement costs	—	0.02	—
Restructuring and employee severance	0.54	0.28	0.27
Amortization and other acquisition-related costs	0.85	0.80	0.87
Impairments and (gain)/loss on disposal of assets, net (4)	2.38	4.35	7.03
Litigation (recoveries)/charges, net	0.30	(0.84)	0.28
Loss on early extinguishment of debt	—	—	0.03
Non-GAAP diluted EPS (1)	$7.53	$5.85	$5.07	29%	15%
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
(4)For fiscal 2024, 2023 and 2022, impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $675 million, $1.2 billion and $2.1 billion related to the GMPD segment, respectively. For fiscal 2024, 2023 and 2022, the net tax benefit related to these charges was $58 million, $92 million and $140 million, respectively, and were included in the annual effective tax rate.

The increases in fiscal 2024 and 2023 GAAP diluted EPS were primarily due to the factors impacting GAAP operating earnings. During fiscal 2024, 2023 and 2022, GAAP diluted EPS was adversely impacted by the goodwill impairment charges related to the GMPD segment, which had $(2.50), $(4.33) and $(6.97) per share after-tax impacts, respectively. See the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 and Note 9 of the "Notes to Consolidated Financial Statements" for additional detail.
During fiscal 2024, non-GAAP diluted EPS increased 29 percent to $7.53 due to the factors impacting non-GAAP operating earnings described above and a lower share count.
During fiscal 2023, non-GAAP diluted EPS increased 15 percent to $5.85 due to a lower share count, the factors impacting non-GAAP operating earnings described above and lower interest expense, net.

Cash and Equivalents

Our cash and equivalents balance was $5.1 billion at June 30, 2024 compared to $4.1 billion at June 30, 2023. During fiscal 2024, net cash provided by operating activities was $3.8 billion, which includes the impact of our annual payment of $378 million and prepayments of $239 million primarily related to the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "National Opioid Settlement Agreement"). During fiscal 2024, we issued additional long-term debt and received net proceeds of $1.14 billion, of which $200 million is invested in short-term time deposits with initial effective maturities of more than three months and classified as prepaid expenses and other in our consolidated balance sheet as of June 30, 2024. In addition, during fiscal 2024 we deployed $1.2 billion for the Specialty Networks acquisition, $783 million for debt repayments, $750 million for share repurchases, $511 million for capital expenditures and $499 million for cash dividends.
Our cash and equivalents balance was $4.1 billion at June 30, 2023 compared to $4.7 billion at June 30, 2022. During fiscal 2023, net cash provided by operating activities was $2.8 billion, which was offset by $2.0 billion for share repurchases, $579 million for debt repayments, $525 million for cash dividends and $481 million for capital expenditures.

Cardinal Health | Fiscal 2024 Form 10-K	5

MD&A	Overview
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

Pharmaceutical and Specialty Solutions Segment

OptumRx Contracts
On April 22, 2024, we announced that our pharmaceutical distribution contracts with OptumRx would expire at the end of June 2024. Sales to OptumRx generated 17 percent of our consolidated revenue in fiscal 2024; however, due to the class of trade, sales to OptumRx generated a meaningfully lower operating margin than the overall Pharmaceutical and Specialty Solutions segment. We expect the expiration of the OptumRx contracts to adversely impact our results of operations, including segment profit, financial condition and cash flows in fiscal 2025. In particular, we expect the unwinding of the negative net working capital associated with the contract to negatively impact operating cash flow in fiscal 2025.
Specialty Networks Acquisition
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash, subject to certain adjustments. Specialty Networks creates clinical and economic value for independent specialty providers and partners across multiple specialty group purchasing organizations ("GPOs"): UroGPO, Gastrologix and GastroGPO, and United Rheumatology. Specialty Networks’ PPS Analytics platform analyzes data from electronic medical records, practice management, imaging, and dispensing systems and transforms it into meaningful and actionable insights for providers and other stakeholders by using artificial intelligence and modern data analytics capabilities. The acquisition further expands our offerings in key therapeutic areas, accelerates our upstream data and research opportunities with biopharma manufacturers, and creates a platform for our expansion across therapeutic areas. We expect the Specialty Networks acquisition to positively impact Pharmaceutical and Specialty Solutions segment revenue and profit while increasing amortization and other acquisition-related costs during fiscal 2025 and beyond.
Branded Pharmaceuticals
During fiscal 2024, we saw increased demand for GLP-1 pharmaceuticals, and our sales increased significantly, despite periodic supply shortages. These increased sales positively impacted our Pharmaceutical segment and consolidated revenue for the year; however, GLP-1 sales did not meaningfully contribute to segment profit. Future demand for these medications is unpredictable and our ability to meet demand may be impacted by additional supply constraints.
During fiscal 2024, we began distributing commercially available COVID-19 vaccines following U.S. Food and Drug Administration (“FDA”) approval. Distribution of these vaccines had a greater than anticipated benefit to Pharmaceutical and Specialty Solutions segment profit in fiscal year 2024. Updated COVID-19 vaccines for 2025 also require FDA approval. We expect COVID-19 vaccine distribution to favorably impact Pharmaceutical and Specialty Solutions segment profit in fiscal 2025, but to a lesser extent.
Generics Program
The performance of our Pharmaceutical and Specialty Solutions segment generics program positively impacted the year-over-year comparison of Pharmaceutical and Specialty Solutions segment profit. The Pharmaceutical and Specialty Solutions segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health") and generic pharmaceutical contract manufacturing and sourcing costs.

6	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Overview
The frequency, timing, magnitude and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharmaceutical and Specialty Solutions segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharmaceutical and Specialty Solutions segment profit and consolidated operating earnings during fiscal 2025 and beyond.

Global Medical Products and Distribution Segment

Inflationary Impacts
Beginning in fiscal 2022, GMPD segment profit was negatively affected by incremental inflationary impacts, primarily related to transportation (including ocean and domestic freight), commodities and labor, and global supply chain constraints. Since that time, we have taken actions to partially mitigate these impacts, including implementing certain price increases and evolving our pricing and commercial contracting processes to provide us with greater pricing flexibility. In addition, decreases in some product-related costs have been recognized as the higher-cost inventory moved through our supply chain and was replaced by lower-cost inventory. These net inflationary impacts negatively affected GMPD segment profit during fiscal 2023. The net inflationary impacts were less significant during fiscal 2024 and had a favorable impact on GMPD segment profit on a year-over-year basis.
We expect these inflationary impacts to continue to affect GMPD segment profit in fiscal 2025 and beyond, but we expect that they will be substantially offset due to our mitigation actions. However, these inflationary costs are difficult to predict and may be greater than we expect or continue longer than our current expectations. Our actions to increase prices and evolve our contracting strategies are subject to contingencies and uncertainties and it is possible that our results of operations will be adversely impacted to a greater extent than we currently anticipate or that we may not be able to mitigate the negative impact to the extent or on the timeline we anticipate.
Volumes
GMPD segment profit was adversely impacted during fiscal 2023 in part due to lower volumes, which included our Cardinal Health brand medical products. We experienced Cardinal Health brand medical products sales growth during fiscal 2024 and expect further growth in fiscal 2025 and beyond. The timing, magnitude and profit impact of this anticipated sales growth is subject to risks and uncertainties, which may impact GMPD segment profit.
Goodwill
The change in segment structure as discussed above resulted in changes to the composition of our reporting units. Accordingly, we were required to reallocate the goodwill in reporting units affected by the change using a relative fair value approach and assess goodwill for impairment both before and after the reallocation. During the three months ended March 31, 2024, we allocated $90 million and $48 million of goodwill from the former Medical segment excluding our at-Home Solutions division (the "Medical Unit") to the GMPD reporting unit and the OptiFreight® Logistics reporting unit, respectively. We also assessed GMPD's goodwill for impairment and determined there was an impairment of GMPD’s remaining goodwill balance of $90 million, resulting in GMPD goodwill being fully impaired. See the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Consolidated Financial Statements" for additional detail.

Shareholder Cooperation Agreement

In September 2022, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott Associates, L.P. and Elliott International, L.P. (together, "Elliott") under which our Board of Directors (the "Board"), among other things, (1) appointed four new independent directors, including a representative from Elliott, and (2) formed an advisory Business Review Committee of the Board tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations. In May 2023, we extended the term of the Cooperation Agreement until the later of July 15, 2024 or until Elliott's representative ceases to serve on, or resigns from, the Board. In connection with this extension, the Board extended the term of the Business Review Committee until July 15, 2024. On that date, the Business Review Committee disbanded in accordance with its charter. The Cooperation Agreement remains in effect.
The evaluation and implementation of actions recommended by the Business Review Committee and the Board have impacted and may continue to impact our business, financial position and results of operations during fiscal 2025 and beyond. During fiscal 2024 and 2023, we incurred $1 million and $8 million of expenses related to the negotiation and finalization of the Cooperation Agreement and other consulting expenses, respectively. We have incurred, and may incur additional legal, consulting and other expenses related to the Cooperation Agreement.

Cardinal Health | Fiscal 2024 Form 10-K	7

MD&A	Results of Operations
Results of Operations
Revenue

	Revenue			Change
(in millions)	2024	2023	2022	2024	2023
Pharmaceutical and Specialty Solutions	$210,019	$188,814	$164,596	11%	15%
Global Medical Products and Distribution	12,381	12,222	13,280	1%	(8)%
Other	4,512	4,021	3,518	12%	14%
Total segment revenue	226,912	205,057	181,394	11%	13%
Corporate (1)	(85)	(78)	(68)	N.M.	N.M.
Total revenue	$226,827	$204,979	$181,326	11%	13%
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

Fiscal 2024 Compared to Fiscal 2023

Pharmaceutical and Specialty Solutions
Fiscal 2024 Pharmaceutical and Specialty Solutions segment revenue grew by 11 percent primarily due to branded and specialty pharmaceutical sales growth largely from existing customers, which increased revenue by $20.1 billion.
Global Medical Products and Distribution
Fiscal 2024 GMPD segment revenue increased primarily due to higher volumes from existing customers, which increased revenue by $275 million. The increase was partially offset by the adverse impact of personal protective equipment ("PPE") pricing.
Other
Fiscal 2024 Other revenue increased due to growth across the at-Home Solutions, Nuclear and Precision Health Solutions and OptiFreight® Logistics operating segments.
Fiscal 2023 Compared to Fiscal 2022

Pharmaceutical and Specialty Solutions
Fiscal 2023 Pharmaceutical and Specialty Solutions segment revenue grew by 15 percent primarily due to branded and specialty pharmaceutical sales growth from existing and net new customers, which increased revenue by $24.2 billion.
Global Medical Products and Distribution
Fiscal 2023 GMPD segment revenue decreased primarily due to lower sales, largely due to an adverse impact of PPE pricing and volumes.
Other
Fiscal 2023 Other revenue increased due to growth across the Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics operating segments.

8	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Results of Operations
Cost of Products Sold

Cost of products sold for fiscal 2024 and 2023 increased $21.3 billion (11 percent) and $23.3 billion (13 percent) compared to their respective prior-year periods as a result of the same factors affecting the changes in revenue and gross margin.

Gross Margin

	Consolidated Gross Margin			Change
(in millions)	2024	2023	2022	2024	2023
Gross margin	$7,414	$6,874	$6,484	8%	6%
Fiscal 2024 Compared to Fiscal 2023

Fiscal 2024 consolidated gross margin increased primarily due to the beneficial comparison of the prior-year net inflationary impacts in the GMPD segment and the positive performance of our generics program in the Pharmaceutical and Specialty Solutions segment.
Gross margin rate declined 8 basis points during fiscal 2024 mainly due to changes in overall product mix, primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate. This decline in gross margin rate was partially offset by the beneficial comparison to the prior-year net inflationary impacts in the GMPD segment.

`
Fiscal 2023 Compared to Fiscal 2022

Fiscal 2023 consolidated gross margin increased primarily due to the Pharmaceutical and Specialty Solutions segment, which reflected the positive performance of our generics program and a higher contribution from branded and specialty pharmaceutical products. This increase was partially offset by the GMPD segment, primarily driven by lower volumes and unfavorable product sales mix, partially offset by a net positive contribution from PPE.
Gross margin rate declined 23 basis points during fiscal 2023 mainly due to changes in overall product mix, primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate. This decline in gross margin rate was partially offset by a net positive contribution from PPE.

Cardinal Health | Fiscal 2024 Form 10-K	9

MD&A	Results of Operations
Distribution, Selling, General and Administrative ("SG&A") Expenses

	SG&A Expenses			Change
(in millions)	2024	2023	2022	2024	2023
SG&A expenses	$5,000	$4,800	$4,512	4%	6%

Fiscal 2024 Compared to Fiscal 2023

Fiscal 2024 SG&A expenses increased primarily due to compensation related costs, investment projects and higher costs to support sales growth. These increases were partially offset by the beneficial impact of enterprise-wide cost-savings measures.

Fiscal 2023 Compared to Fiscal 2022

Fiscal 2023 SG&A expenses increased primarily due to higher costs to support sales growth, compensation related costs and inflationary impacts. These increases were partially offset by the beneficial impact of enterprise-wide cost-savings measures.

10	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 14 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings/(Loss)			Change
(in millions)	2024	2023	2022	2024	2023
Pharmaceutical and Specialty Solutions	$2,015	$1,881	$1,643	7%	14%
Global Medical Products and Distribution	92	(147)	(64)	N.M.	N.M.
Other	423	396	390	7%	2%
Total segment profit	2,530	2,130	1,969	19%	8%
Corporate	(1,287)	(1,378)	(2,576)	N.M.	N.M.
Total consolidated operating earnings/(loss)	$1,243	$752	$(607)	65%	N.M.

Fiscal 2024 Compared to Fiscal 2023

Pharmaceutical and Specialty Solutions
Fiscal 2024 Pharmaceutical and Specialty Solutions segment profit increased primarily due to the positive performance of our generics program.
Global Medical Products and Distribution
Fiscal 2024 GMPD segment profit increased primarily due to the beneficial comparison to the prior-year inflationary impacts, net of the effects of mitigation actions.
Other
Fiscal 2024 Other segment profit increased primarily due to the performance of OptiFreight® Logistics.
Corporate
The changes in Corporate during fiscal 2024 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings/(Loss)" section that follows.

Fiscal 2023 Compared to Fiscal 2022

Pharmaceutical and Specialty Solutions
Fiscal 2023 Pharmaceutical and Specialty Solutions segment profit increased primarily due to the positive performance of our generics program and an increased contribution from branded and specialty pharmaceutical products, partially offset by inflationary impacts, primarily related to increased transportation and labor costs.
Global Medical Products and Distribution
Fiscal 2023 GMPD segment profit decreased primarily due to net inflationary impacts, lower volumes and unfavorable product sales mix, partially offset by a net positive contribution from PPE.
Other
Fiscal 2023 Other segment profit increased primarily due to the performance of OptiFreight® Logistics.
Corporate
The changes in Corporate during fiscal 2023 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings/(Loss)" section that follows.

Cardinal Health | Fiscal 2024 Form 10-K	11

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

(in millions)	2024	2023	2022
Restructuring and employee severance	$175	$95	$101
Amortization and other acquisition-related costs	284	285	324
Impairments and (gain)/loss on disposal of assets, net	634	1,246	2,060
Litigation (recoveries)/charges, net	78	(304)	94
Restructuring and Employee Severance
Restructuring and employee severance costs in fiscal 2024, 2023 and 2022 include costs related to the implementation of certain enterprise-wide cost-savings measures, which include certain initiatives to rationalize our manufacturing operations. The increase in fiscal 2024 restructuring costs are primarily due to estimated severance costs related to these cost-savings measures and costs related to certain projects resulting from the reviews of our strategy, portfolio, capital-allocation framework and operations. During fiscal 2023 and 2022, restructuring and employee severance included costs related to the divestiture of the Cordis business. During fiscal 2022, restructuring also included facility-exit costs related to decreasing our overall office space.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $264 million, $281 million and $311 million for fiscal 2024, 2023 and 2022, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During fiscal 2024, 2023 and 2022, we recognized $675 million, $1.2 billion and $2.1 billion of pre-tax non-cash goodwill impairment charges, respectively, related to our GMPD segment, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
During fiscal 2024, we recognized expense of $340 million in connection with opioid-related matters, including agreements in principle with counsel representing classes of third-party payors and acute care hospitals, the case brought by the City of Baltimore, and a settlement with the State of Alabama. This expense was partially offset by a benefit of $105 million related to certain prepayments and $34 million in insurance recoveries. We also recognized income of $117 million for net recoveries in class action lawsuits in which we were a class member or plaintiff.
During fiscal 2023, we recognized income of $130 million for net recoveries in class action lawsuits in which we were a class member or plaintiff. We recognized income of $103 million primarily related to a reduction of the reserve for the estimated settlement and defense costs for the Cordis OptEase and TrapEase inferior vena cava ("IVC") product liability due to the execution of certain settlement agreements. We also recognized income of $93 million due to net proceeds from the settlement of a shareholder derivative litigation matter.
During fiscal 2022, we recognized estimated losses and legal defense costs associated with the IVC filter product liability claims of $70 million. We also recognized income of $18 million for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff.
See Note 8 of the "Notes to Consolidated Financial Statements" for additional information.

12	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Results of Operations
Other Components of Earnings/(Loss) Before Income Taxes

In addition to the items discussed above, earnings/(loss) before income taxes was impacted by the following:

	Earnings/(loss) Before Income Taxes			Change
(in millions)	2024	2023	2022	2024	2023
Other (income)/expense, net	$(9)	$5	$22	N.M.	N.M.
Interest expense, net	51	84	147	(39)%	(43)%
Loss on early extinguishment of debt	—	—	10	N.M.	N.M.
(Gain)/Loss on sale of equity interest in naviHealth	—	—	(2)	N.M.	N.M.
Interest Expense, Net
Fiscal 2024 and 2023 interest expense, net decreased primarily due to increased interest income from cash and equivalents. The decrease in Fiscal 2024 interest expense, net was partially offset by lower interest income from financial instruments.
Loss On Early Extinguishment of Debt
During fiscal 2022, we recognized a loss of $10 million in connection with the debt redemption as described further in Note 7 of the "Notes to Consolidated Financial Statements."
Provision for Income Taxes

Fluctuations in the effective tax rates are primarily due to the impact of the goodwill impairment charges recognized in fiscal 2024, 2023 and 2022 related to the GMPD segment.
A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 9 of the "Notes to Consolidated Financial Statements" for additional information):

	2024 (1)	2023 (1)	2022 (1)
Provision at Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	6.5	2.0
Tax effect of foreign operations	(1.6)	(5.4)	4.7
Nondeductible/nontaxable items	(0.1)	(1.1)	1.2
Impact of Divestitures	—	(1.9)	(4.8)
Withholding Taxes	1.0	1.0	(1.1)
Change in Valuation Allowances	(1.1)	(5.1)	3.5
US Taxes on International Income (2)	(2.1)	0.6	1.9
Impact of Resolutions with IRS and other related matters	0.4	0.3	1.6
Opioid litigation	1.0	0.1	(0.5)
Goodwill Impairment	8.7	33.8	(49.9)
Other	(1.4)	0.2	0.9
Effective income tax rate	28.9%	50.0%	(19.5)%
(1)     This table reflects fiscal 2024 and 2023 pretax income with tax expense and fiscal 2022 pretax loss with tax expense.
(2)    Includes the tax impact of Global Intangible Low-Taxed Income ("GILTI") tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code.
During fiscal 2024, 2023, and 2022, the effective tax rate was 28.9 percent, 50.0 percent and (19.5) percent, respectively. Included in the effective tax rate for fiscal 2024, 2023, and 2022, was $58 million, $92 million and $140 million, respectively, of benefit related to the goodwill impairment charges related to GMPD.
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

Cardinal Health | Fiscal 2024 Form 10-K	13

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $5.1 billion at June 30, 2024 compared to $4.1 billion at June 30, 2023.
During fiscal 2024, net cash provided by operating activities was $3.8 billion, which includes the impact of our annual payment of $378 million and prepayments of $239 million primarily related to the National Opioid Settlement Agreement. During fiscal 2024, we issued additional long-term debt and received net proceeds of $1.14 billion, of which $200 million is invested in short-term time deposits with initial effective maturities of more than three months and classified as prepaid expenses and other in our consolidated balance sheet as of June 30, 2024. In addition, we deployed cash of $783 million for debt repayments, $750 million for share repurchases, $511 million for capital expenditures and $499 million for cash dividends. At June 30, 2024, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash, subject to certain adjustments. See Note 2 of the "Notes to Consolidated Financial Statements" for additional information.
At June 30, 2023, our cash and equivalents were $4.1 billion. During fiscal 2023, net cash provided by operating activities was $2.8 billion, which includes the impact of our second annual payment of $372 million related to the National Opioid Settlement
Agreement. In addition, we deployed $2.0 billion for share repurchases, $579 million for debt repayments, $525 million for cash dividends and $481 million for capital expenditures.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix. We expect the unwinding of the negative net working capital associated with the OptumRx contract to negatively impact operating cash flow in fiscal 2025.
The cash and equivalents balance at June 30, 2024 includes $497 million of cash and equivalents held by subsidiaries outside of the United States.
In fiscal 2024, we returned $384 million of cash held by foreign subsidiaries to the United States.
At June 30, 2024, foreign earnings of approximately $1.0 billion are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2024.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2024 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility. We also have a $1.0 billion committed receivables sales facility. At June 30, 2024, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility. During fiscal 2024, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $1.3 billion.
In February 2023, we extended our revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") through September 30, 2025. In September 2023, Cardinal Health 23 Funding, LLC was added as a seller under our committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2024, we were in compliance with this financial covenant.
Long-Term Obligations
At June 30, 2024, we had total long-term obligations, including the current portion and other short-term borrowings of $5.1 billion.
In February 2024, we issued additional debt with the aggregate principal amount of $1.15 billion to fund the repayment of all of the aggregate principal amount outstanding of our 3.5% Notes due 2024 and 3.079% Notes due 2024, at their respective maturities, and for general corporate purposes. In June 2024, we repaid the full principal of $750 million of the 3.079% Notes due 2024. The notes issued are $650 million aggregate principal amount of 5.125% Notes that mature on February 15, 2029 and $500 million aggregate principal amount of 5.45% Notes that mature on February 15, 2034. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs were $1.14 billion. A portion of the proceeds was invested in short-term time deposits of $550 million with initial effective maturities of more than three months. At June 30, 2024, we had $200 million remaining in those

14	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Liquidity and Capital Resources
short-term time deposits and classified as prepaid expenses and other in our consolidated balance sheets.
During fiscal 2023, we repaid the full principal of $550 million of the 3.2% Notes due 2023. The repayment was funded with available cash.
Capital Deployment

Opioid Litigation Settlement Agreement
We have $5.4 billion accrued at June 30, 2024 related to certain opioid litigation, as further described within Note 8 of the "Notes to Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During fiscal 2024, we paid our third annual payment of $378 million under the National Opioid Settlement Agreement. In July 2024, we made our fourth annual payment of $366 million under the National Opioid Settlement Agreement. The amounts of future annual payments may differ from the payments that we have already made.
In January 2024, we made additional payments of approximately $239 million to prepay at a prenegotiated discount certain future payment amounts totaling approximately $344 million owed under each of the National Opioid Settlement Agreement, West Virginia Subdivisions Settlement Agreement and settlement agreements with Native American tribes and Cherokee Nation. The majority of the prepayment relates to the seventh annual payment due under the National Opioid Settlement Agreement. As a result of these prepayments, we recognized income of $105 million in litigation charges/(recoveries), net in our consolidated statements of earnings/(loss) during fiscal 2024.
Capital Expenditures
Capital expenditures during fiscal 2024 and 2023 were $511 million and $481 million, respectively.
We expect capital expenditures in fiscal 2025 to be approximately between $500 million and $550 million and primarily related to manufacturing and distribution infrastructure projects and technology investments.
Dividends
During fiscal 2024, we paid quarterly dividends totaling $2.00 per share, an increase of 1 percent from fiscal 2023.
On May 7, 2024, our Board of Directors approved a quarterly dividend of $0.5056 per share, or $2.02 per share on an annualized basis, which was paid on July 15, 2024, to shareholders of record on July 1, 2024.
Share Repurchases
During fiscal 2024 and 2023, we deployed $750 million and $2.0 billion, respectively, for repurchases of our common shares in the aggregate under accelerated share repurchase ("ASR") programs. We funded the ASR programs with available cash. See Note 12 of the "Notes to Consolidated Financial Statements" for additional information.
On June 7, 2023, our Board of Directors approved a $3.5 billion share repurchase program, which will expire on December 31, 2027. As of June 30, 2024, we had $3.5 billion remaining under our existing share repurchase authorization.
Specialty Networks Acquisition
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash, subject to certain adjustments. See Note 2 of the "Notes to Consolidated Financial Statements" for additional information.

Cardinal Health | Fiscal 2024 Form 10-K	15

MD&A	Other

Contractual Obligations and Cash Requirements

At June 30, 2024, our contractual obligations and future cash requirements, including estimated payments due by period, were as follows:

(in millions)	2025	2026 to 2027	2028 to 2029	There-after	Total
Long-term debt and short-term borrowings (1)	$401	$1,822	$644	$2,117	$4,984
Interest on long-term debt	255	424	287	1,407	2,373
Finance lease obligations (2)	37	52	20	9	118
Operating lease obligations (3)	134	210	130	102	576
Purchase obligations and other payments (4)	671	483	375	165	1,694
Opioid litigation settlement agreements (5)	643	826	507	3,310	5,286
Total contractual obligations and cash requirements (6)	$2,141	$3,817	$1,963	$7,110	$15,031
(1)Represents maturities of our long-term debt obligations and other short-term borrowings excluding finance lease obligations described below. See Note 7 of the “Notes to Consolidated Financial Statements” for further information.
(2)Represents minimum finance lease obligations included within current portion of long-term obligations and other short-term borrowings and long-term obligations, less current portion in our consolidated balance sheets and further described in Note 6 of the “Notes to Consolidated Financial Statements.”
(3)Represents minimum operating lease obligations included within other accrued liabilities and deferred income taxes and other liabilities in our consolidated balance sheets and further described in Note 6 of the “Notes to Consolidated Financial Statements.”
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
(5)Represents future cash obligations under the National Opioid Settlement Agreement as well as future cash obligations under separate settlement agreements. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information.
(6)Long-term liabilities, such as unrecognized tax benefits, deferred taxes and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 9 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.

Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for further information.

16	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
In connection with the preparation of our Consolidated Financial Statements for fiscal 2024, we identified an accounting error related to revenue recognition from third party payors within the at-Home Solutions operating segment. We evaluated the materiality of the error and determined that the impacts were not material, individually or in the aggregate, to our previously issued Consolidated Financial Statements for any of the prior quarters or annual periods in which they occurred. Amounts have been revised to correct this error, as well as other unrelated immaterial errors, including an adjustment to an uncertain tax position. These other immaterial errors were previously corrected in the periods they were identified; however, they are now reflected in the periods they originated. See Note 1 of the "Notes to Consolidated Financial Statements" for further discussion.

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
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2024, would result in an increase or decrease in operating earnings of $12 million. We believe the reserve maintained and expenses recorded in fiscal 2024 are appropriate.
At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. The following table presents information regarding our allowance for doubtful accounts over the past three fiscal years.

(in millions, except percentages)	2024	2023	2022
Allowance for doubtful accounts at beginning of period	$240	$207	$176
Charged to costs and expenses	108	165	110
Reduction to allowance for customer deductions and write-offs	(115)	(132)	(79)
Allowance for doubtful accounts at end of period	$233	$240	$207
Allowance as a percentage of customer receivables	1.9%	2.2%	2.0%
Allowance as a percentage of revenue	0.10%	0.12%	0.11%

Inventories

LIFO Inventory
A portion of our inventories (50 percent and 54 percent at June 30, 2024 and 2023, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharmaceutical and Specialty Solutions segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings/(loss) depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold.
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
We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. At June 30, 2024 and 2023, respectively, inventories valued at LIFO cost were $749 million and $476 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2024 or 2023.

Cardinal Health | Fiscal 2024 Form 10-K	17

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
FIFO Inventory
Our remaining inventory, including inventory in our GMPD segment and certain inventory in our Pharmaceutical and Specialty Solutions segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out ("FIFO") method, or net realizable value. We reserve for the lower of cost or net realizable value using the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Our estimates for selling prices and demand are inherently uncertain and if our assumptions decline in the future, additional inventory reserves may be required.
Excess and Obsolete Inventory
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $149 million and $139 million at June 30, 2024 and 2023, respectively. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

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
This change in segment structure resulted in changes to the composition of the former Medical Unit. Effective January 1, 2024, our reporting units are: Pharmaceutical and Specialty Solutions, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics. GMPD and OptiFreight® Logistics comprised the former Medical Unit.
Accordingly, we allocated $90 million and $48 million of goodwill from the former Medical Unit to GMPD and OptiFreight® Logistics, respectively, based on the estimated relative fair values of the reporting units. We also assessed goodwill for impairment for these reporting units before and after the reallocation and determined there was no impairment for the Medical Unit and OptiFreight® Logistics during the three months ended March 31, 2024 as their fair values substantially exceeded their carrying values. However, the quantitative test resulted in an impairment of GMPD’s remaining goodwill balance of $90 million, resulting in GMPD goodwill being fully impaired as of March 31, 2024.
Our previously reported goodwill balances have been recast to conform to the new structure. Prior-period goodwill impairment charges related to the former Medical Unit were primarily driven by the performance and long-term financial plan assumptions of GMPD and have been fully allocated to GMPD under the new structure.

18	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
We also performed annual impairment testing in fiscal 2024, 2023 and 2022 for Pharmaceutical and Specialty Solutions, Nuclear and Precision Health Solutions and at-Home Solutions, and in fiscal 2024 for OptiFreight® Logistics. We concluded that there were no impairments of goodwill for these reporting units as the estimated fair value of each reporting unit exceeded its carrying amounts. GMPD had no goodwill balance remaining as of April 1, 2024. See additional detail regarding GMPD goodwill below.
During our fiscal 2024 annual impairment test, at-Home Solutions fair value exceeds its carrying amount by less than 1 percent. The decrease in at-Home Solutions fair value was primarily due to changes in operating expense estimates to better reflect the fair value from an external perspective. Our determination of estimated fair value of at-Home Solutions was based on a combination of the income-based approach (using a discount rate of 10 percent and a terminal growth rate of 3 percent) and the market-based approach. We assigned a weighting of 75 percent to the discounted cash flow method and 25 percent to the guideline public company method. The goodwill balance as of June 30, 2024 was $1.1 billion. A decrease in future cash flows, an increase in the discount rate or a decrease in the terminal growth rate, among other things, could result in a goodwill impairment for at-Home Solutions. For example, if we were to increase the discount rate by 0.5 percent to 10.5 percent, the carrying amount would have exceeded the fair value for at-Home Solutions by approximately 6 percent for fiscal 2024.
Global Medical Products and Distribution Goodwill
GMPD goodwill was fully impaired in the third quarter of fiscal 2024. Our determination of estimated fair value of GMPD was based on a combination of the income-based approach (using a discount rate of 11 percent and a terminal growth rate of 2 percent) and market-based approaches at January 1, 2024. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method, 10 percent to the guideline public company method, and 10 percent to the guideline transaction method.
During the three months ended December 31, 2023, we did not identify any indicators of impairment within our reporting units.
During the three months ended September 30, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the former Medical Unit due to an increase in the risk-free interest rate used in the discount rate. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $585 million for the former Medical Unit, which was recognized during the three months ended September 30, 2023 and is included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss). This impairment charge was driven by an increase of 1 percent in the discount rate primarily due to an increase in the risk-free interest rate.
During fiscal 2023 and 2022, we performed quantitative goodwill impairment testing for the former Medical Unit which resulted in cumulative pre-tax impairment charges $1.2 billion and $2.1 billion, respectively, which were included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss).
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
In connection with the opioid litigation as described further in Note 8 of the “Notes to Consolidated Financial Statements," during fiscal 2024, we have reached agreements in principle with counsel representing classes of third-party payors and acute care hospitals, and we are engaged in resolution discussions with the City of Baltimore. As of June 30, 2024, we have accrued $363 million, which reflects our current estimate of probable loss for these matters. The agreements in principle remain subject to contingencies.

Cardinal Health | Fiscal 2024 Form 10-K	19

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
We develop and periodically update reserve estimates for IVC claims received to date and expected to be received in the future and related costs. In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve approximately 4,375 IVC filter product liability claims for $275 million. These settlements will not resolve all IVC filter product liability claims and we intend to continue to vigorously defend ourselves in the remaining lawsuits. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, blended average payout influenced by claim severity, historical sales data, implant and injury to report lag patterns and estimated defense costs.
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
The following table presents information about our tax position at June 30:

(in millions)	2024	2023
Total deferred income tax assets (1)	$1,491	$1,576
Valuation allowance for deferred income tax assets (2)	(300)	(421)
Net deferred income tax assets	1,191	1,155
Total deferred income tax liabilities	(3,163)	(3,164)
Net deferred income tax liability	$(1,972)	$(2,009)
(1)    Total deferred income tax assets included $512 million and $672 million of loss and tax credit carryforwards at June 30, 2024 and 2023, respectively.
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
Tax Effects of Goodwill Impairment Charges
During fiscal 2024, 2023, and 2022 we recognized cumulative pre-tax goodwill impairment charges of $675 million, $1.2 billion, and $2.1 billion, respectively, related to the GMPD segment. The net tax benefits related to these charges were $58 million, $92 million, and $140 million, respectively.
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
Our assumptions and estimates around uncertain tax positions require significant judgment; the actual amount of tax benefit related to uncertain tax positions may differ from these estimates. See Note 9 of the “Notes to Consolidated Financial Statements” for additional information regarding unrecognized tax benefits.
We believe that our estimates for the valuation allowances against deferred tax assets and unrecognized tax benefits are appropriate based on current facts and circumstances. The amount we ultimately pay when matters are resolved may differ from the

20	Cardinal Health | Fiscal 2024 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
amounts accrued. Changes in our current estimates due to unanticipated market conditions, tax law changes or other factors could have a material effect on our ability to utilize deferred tax assets. For a further discussion on Provision for Income Taxes, see Note 9 of the “Notes to the Consolidated Financial Statements.”

Cardinal Health | Fiscal 2024 Form 10-K	21

Explanation and Reconciliation of Non-GAAP Financial Measures
Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2024 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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

22	Cardinal Health | Fiscal 2024 Form 10-K

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
Non-GAAP earnings before income taxes: earnings/(loss) before income taxes excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) (gain)/loss on sale of equity interest in naviHealth.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings/(loss) attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) (gain)/loss on sale of equity interest in naviHealth each net of tax.
Non-GAAP effective tax rate: provision for/(benefit from) income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net, (8) loss on early extinguishment of debt and (9) (gain)/loss on sale of equity interest in naviHealth, divided by (earnings before income taxes adjusted for the nine items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Fiscal 2024 Form 10-K	23

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings/(Loss)	Operating Earnings/(Loss) Growth Rate	Earnings/(Loss) Before Income Taxes	Provision for Income Taxes	Net Earnings/(Loss)[1]	Net Earnings/(Loss)[1] Growth Rate	Effective Tax Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
	Fiscal Year 2024
GAAP	$1,243	65%	$1,201	$348	$852	N.M.	28.9%	$3.45	N.M.
Shareholder cooperation agreement costs	1		1	—	1			—
Restructuring and employee severance	175		175	41	134			0.54
Amortization and other acquisition-related costs	284		284	74	210			0.85
Impairments and (gain)/loss on disposal of assets, net [3]	634		634	47	587			2.38
Litigation (recoveries)/charges, net	78		78	5	73			0.30
Non-GAAP	$2,414	16%	$2,372	$515	$1,856	21%	21.7%	$7.53	29%

	Fiscal Year 2023
GAAP	$752	N.M.	$663	$332	$330	N.M.	50.0%	$1.26	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)	(4)			(0.02)
Shareholder cooperation agreement costs	8		8	2	6			0.02
Restructuring and employee severance	95		95	21	74			0.28
Amortization and other acquisition-related costs	285		285	74	211			0.80
Impairments and (gain)/loss on disposal of assets, net [3]	1,246		1,246	108	1,138			4.35
Litigation (recoveries)/charges, net	(304)		(304)	(83)	(221)			(0.84)
Non-GAAP	$2,076	5%	$1,987	$452	$1,534	8%	22.8%	$5.85	15%

	Fiscal Year 2022
GAAP	$(607)	N.M.	$(784)	$153	$(938)	N.M.	(19.5)%	$(3.37)	N.M.
Restructuring and employee severance	101		101	26	75			0.27
Amortization and other acquisition-related costs	324		324	84	240			0.87
Impairments and (gain)/loss on disposal of assets, net [3]	2,060		2,060	98	1,962			7.03
Litigation (recoveries)/charges, net [4,5]	94		94	17	77			0.28
Loss on early extinguishment of debt	—		10	3	7			0.03
Gain on sale of equity interest in naviHealth investment	—		(2)	—	(2)			—
Non-GAAP	$1,973	N.M.	$1,804	$381	$1,422	N.M.	21.1%	$5.07	N.M.

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
3     For fiscal 2024, 2023 and 2022, impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $675 million, $1.2 billion and $2.1 billion related to the GMPD segment, respectively. For fiscal 2024, 2023 and 2022, the net tax benefit related to these charges was $58 million, $92 million and $140 million, respectively, and were included in the annual effective tax rate.
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
5    Litigation (recoveries)/charges, net for fiscal 2022 does not include a $16 million judgement for lost profits related to an ordinary course intellectual property claim, which positively impacted Pharmaceutical and Specialty Solutions segment profit.
Amounts have been revised to reflect the correction of certain unrelated immaterial misstatements.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

24	Cardinal Health | Fiscal 2024 Form 10-K

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
Foreign Exchange Rate Sensitivity

By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. The following foreign currencies represent the principal drivers of our foreign exchange exposure: Canadian dollar, euro, Thai baht, Mexican peso, Chinese renminbi, Australian dollar, British pound, Japanese yen, Philippine peso, Brazilian real, South Korean won, Costa Rican colon, Singapore dollar, Dominican peso and Indian rupee.
We apply a Value-At-Risk ("VAR") methodology to our transactional and translational exposures. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred.
Transactional Exposure
Transactional exposure arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of our subsidiaries. At the end of each fiscal year, we perform sensitivity analyses on our forecasted transactional exposure for the upcoming fiscal year. These analyses include the estimated impact of our hedging program, which is designed to mitigate transactional exposure. Applying a VAR methodology to our transactional exposure and including the impact of our hedging program, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $13 million, which is based on a one-year horizon and a 95 percent confidence level.
Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Applying a VAR methodology to our translational exposure, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $4 million, which is based on a one-year horizon and a 95 percent confidence level.
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
As part of our risk management program related to our debt, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. At June 30, 2024, a hypothetical increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $8 million, respectively.
We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2024, a hypothetical increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest income of $10 million, respectively.

Cardinal Health | Fiscal 2024 Form 10-K	25

Disclosures about Market Risk

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index. During fiscal 2024, the prices of certain commodities continued to experience fluctuation due to inflationary impacts.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2024 increased approximately $37 million from June 30,
2023. There were no outstanding commodity contracts in our hedging program at June 30, 2024.
Our forecasted direct commodity exposures for the upcoming fiscal year is $577 million. The potential gain/loss given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and we are unable to change customer pricing in response to those shifts or otherwise offset, for the upcoming fiscal year is $58 million at June 30, 2024.

26	Cardinal Health | Fiscal 2024 Form 10-K

Business

Business
General

Cardinal Health, Inc. is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices and patients in the home. We provide medical products and pharmaceuticals and cost-effective solutions that enhance supply chain efficiency.
Pharmaceutical and Specialty Solutions Segment

In the United States, our Pharmaceutical and Specialty Solutions segment:
▪through its Pharmaceutical Distribution division, distributes branded and generic pharmaceutical and over-the-counter healthcare and consumer products to retailers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals and other healthcare providers. This division:
▪maintains prime vendor relationships that streamline the purchasing process, resulting in greater efficiency and lower costs for our retail, hospital and other healthcare provider customers;
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
▪provides pharmacy management services to hospitals and operates a limited number of pharmacies, including in community health centers; and
▪repackages generic pharmaceuticals and over-the-counter healthcare products.
▪through its Specialty Solutions division:
▪distributes specialty pharmaceutical products to hospitals, specialty pharmacies, and other healthcare providers and provides consulting, patient support and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers; and
▪provides services to pharmaceutical manufacturers, including distribution, inventory management, data reporting, new product launch support and chargeback administration.
See Note 14 of the “Notes to Consolidated Financial Statements” for Pharmaceutical and Specialty Solutions segment revenue, profit and assets for fiscal 2024, 2023 and 2022.
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
Margin from our generic pharmaceutical program includes price discounts, rebates and service fees from manufacturers and may, in limited instances, include price appreciation. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a product, because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time.
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
Specialty pharmaceutical products include oncology, rheumatology, urology, nephrology and other pharmaceutical products. Through our Specialty Solutions division, we also distribute human-derived plasma products to hospitals, dialysis clinics, physician offices and other healthcare providers. Our use of the term “specialty pharmaceutical products” may not be comparable to the terminology used by other industry participants. We also provide consulting, patient support, logistics, group purchasing and other services to pharmaceutical manufacturers and healthcare providers.
Sourcing Venture with CVS Health Corporation
Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health, negotiates generic pharmaceutical supply contracts on behalf of both companies. The term of Red Oak Sourcing extends through June 2029.

Cardinal Health | Fiscal 2024 Form 10-K	27

Business

Global Medical Products and Distribution Segment

Our GMPD segment manufactures and sources Cardinal Health branded general and specialty medical, surgical and laboratory products and devices. These products include exam and surgical gloves; needle, syringe and sharps disposal; compression; incontinence; nutritional delivery; wound care; single-use surgical drapes, gowns and apparel; fluid suction and collection systems; urology; operating room supply; and electrode product lines. Our Cardinal Health brand products are sold directly or through third-party distributors in the United States, Canada, Europe, Asia and other markets. These Cardinal Health brand products are generally higher-margin products. The GMPD segment also distributes a broad range of medical, surgical and laboratory products known as national brand products and provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada and this segment also assembles and sells sterile and non-sterile procedure kits.
The GMPD segment, through its Wavemark division, also provides an automated technology platform for inventory management.
Other Operating Segments

Our Nuclear and Precision Health Solutions operating segment operates nuclear pharmacies and manufacturing facilities, which manufacture, prepare and deliver radiopharmaceuticals for use in nuclear imaging, theranostics, and other procedures in hospitals and physician offices. This segment also contract manufactures a radiopharmaceutical treatment (Xofigo®) and holds the North American rights to manufacture and distribute Lymphoseek®, a radiopharmaceutical diagnostic imaging agent.
Our at-Home Solutions operating segment has two main businesses: Edgepark, a medical supplies provider that specializes in serving patients with chronic conditions in the home; and at-Home, a business-to-business distribution service that delivers medical supplies and over-the-counter products to home medical equipment providers, home health and hospice agencies, and e-commerce providers.
Our OptiFreight® Logistics operating segment supports the shipping and logistics needs of healthcare providers by optimizing direct shipments through integrated technology solutions. This segment serves hospitals, pharmacies, labs and surgery centers.
Acquisitions and Divestitures

Acquisitions
Over the years, we have made a number of strategic acquisitions, especially in support of Cardinal Health brand medical products and specialty pharmaceutical products and services. We expect to continue to explore acquisitions in the future.
In March 2024, we completed the acquisition of Specialty Networks, a technology-enabled multi-specialty group purchasing and practice enhancement organization, for $1.2 billion in cash. We also completed several small acquisitions during the last five fiscal years.

Date	Company	Location	Lines of Business	Acquisition Price (in billions)
03/18	Specialty Networks	Cleveland, OH	UroGPO, Gastrologix, GastroGPO, and United Rheumatology.	$1.2

Divestitures
Over the past five fiscal years, we have also completed several divestitures, and we may explore additional divestitures in the future.
In June 2023, we signed a definitive agreement to contribute our Outcomes™ business to Transaction Data Systems ("TDS"), a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a minority stake in the combined entity. The transaction closed in July 2023.
In August 2021, we completed the divestiture of the Cordis business to Hellman & Freidman ("H&F") for net proceeds of $923 million in cash. We have retained certain working capital accounts and product liability for lawsuits related to IVC filters in the U.S. and Canada, as described in Note 8 of the "Notes to the Consolidated Financial Statements." We acquired the Cordis business from Johnson & Johnson for $1.9 billion in October 2015. This divestiture also included Access Closure, Inc., a manufacturer and distributor of extravascular closure devices, that we acquired for approximately $320 million in May 2014.

28	Cardinal Health | Fiscal 2024 Form 10-K

Business

Customers

Our largest customers, CVS Health and OptumRx, accounted for 24 percent and 17 percent of our fiscal 2024 revenue, respectively. In the aggregate, our five largest customers, including CVS Health and OptumRx, accounted for 52 percent of our fiscal 2024 revenue. As announced on April 22, 2024, OptumRx's pharmaceutical distribution contracts with us expired at the end of June 2024.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across our businesses, collectively accounted for 16 percent of our revenue in fiscal 2024.
Suppliers

We rely on many different suppliers. During fiscal 2024, products obtained from our five largest suppliers accounted for an aggregate of 36 percent of our revenue and our largest supplier’s products accounted for approximately 9 percent of revenue.
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
In the Pharmaceutical and Specialty Solutions segment, we compete with wholesale distributors with national reach, including McKesson Corporation and Cencora, Inc., regional wholesale distributors, self-warehousing chains, specialty distributors, third-party logistics companies and companies that provide specialty pharmaceutical services among others. In addition, the Pharmaceutical and Specialty Solutions segment has experienced competition from a number of organizations offering generic pharmaceuticals, including telemarketers. We also compete with manufacturers that distribute their products directly to customers.
In the GMPD segment, we compete with many diversified healthcare companies and national medical product distributors, such as Medline Industries, Inc., Owens & Minor, Inc. and Becton, Dickinson and Company, as well as regional medical product distributors and companies that are focused on specific product categories.
Our other operating segments compete with companies that operate nuclear radiopharmacies and manufacturing facilities, distribute medical products to patients' homes, and third-party logistics companies.
Human Capital Management

Employees
Through our employees, we improve the lives of people every day by solving complex healthcare problems. As of June 30, 2024, we had approximately 48,900 employees globally, of which approximately:
•18,500 are based outside the United States;
•98% are full time employees;
•32,100 worked in our distribution centers, manufacturing facilities and pharmacies;
•16,800 worked in other functions, including finance, information technology, human resources and sales; and
•10% are covered by collective bargaining agreements or similar representation. The majority of these employees are based outside the United States.
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
Additionally, the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) is tasked with, among other things, overseeing and advising the Board about human capital management strategies and policies, including with respect to attracting, developing, retaining and motivating management and employees; workplace diversity, equity and inclusion initiatives; employee relations; and workplace safety and culture. The HRCC

Cardinal Health | Fiscal 2024 Form 10-K	29

Business

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
Talent Management and Learning
Cardinal Health’s talent management strategy has a multi-pronged approach to build capabilities, skills and competencies of leaders and employees throughout the enterprise, ensuring employees capabilities connect to business needs and outcomes. This approach includes broad based employee skill development and learning and manager development.
We monitor our turnover data on a monthly and rolling 12-month basis and benchmark against Bureau of Labor Statistics and competitor data. Although turnover levels vary by site and region, we primarily look at the connection between key operational metrics and employee turnover.
Compensation and Benefits
Our employees are essential to our success and we strive to offer comprehensive and competitive wages and benefits. The benefits we offer include annual bonuses and stock awards for eligible employees, 401(k) plans, health care and insurance benefits, paid time off, flexible work schedules, family leave, dependent care resources, employee assistance programs and many others.
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
We have seven Employee Resource Groups ("ERGs") that include groups with employees of various racial and ethnic groups, members of the LGBTQ community, employees with disabilities, veterans and women, and employees who consider themselves allies. These groups work to foster an inclusive culture and help attract, develop and retain talent.
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
As of the end of fiscal year 2024, 50% of our Board of Directors were women and 25% were ethnically diverse. 50% of our executive team (made up of the CEO, his direct reports and business presidents) were women and 10% were ethnically diverse. Approximately 51% of our total employee population were women and 51% of U.S. based employees were ethnically diverse.
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
More Information
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
We believe that we have taken necessary steps to protect our proprietary rights, but no assurance can be given that we will be able to successfully enforce or protect our rights in the event that they are infringed upon by a third party. While these proprietary rights are important to our operations, we do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.

30	Cardinal Health | Fiscal 2024 Form 10-K

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
•the U.S. Environmental Protection Agency and state environmental authorities;
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
The National Opioid Settlement Agreement, as described in Note 8 of the "Notes to Consolidated Financial Statements" includes injunctive relief terms related to settling distributors' controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating our controlled substances monitoring program; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will oversee compliance with these provisions for a period of five years. In addition, the settling distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting and will fund the clearinghouse for ten years. See Note 8 of the "Notes to Consolidated Financial Statements" for more information about the National Opioid Settlement Agreement and other opioid-related matters.
Manufacturing, Sourcing and Marketing
We sell our manufactured products in the United States, Canada, Europe, Asia, Latin America and other markets. The FDA and other governmental agencies in the United States, as well as foreign governmental agencies, administer requirements that cover the design, testing, safety, effectiveness, manufacturing (including good manufacturing practices), quality systems, labeling, promotion and advertising (including restrictions on promoting or advertising a product other than for the product's cleared or approved uses), distribution, importation and post-market surveillance for most of our manufactured products. We are also subject to these requirements when we source certain GMPD segment products from third-party manufacturers.
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

Cardinal Health | Fiscal 2024 Form 10-K	31

Business

("HIPAA"), as augmented by the Health Information Technology for Economic and Clinical Health Act as well as state laws, in the United States.
We also collect, handle and maintain other personal and financial information. Within the U.S., these activities are regulated by certain federal and state laws. Certain states have recently enacted privacy laws that grant specified rights to consumers over the use of their personal information, including increased transparency. Other states are considering adopting similar or different comprehensive privacy laws and comprehensive privacy legislation has been proposed at the U.S. federal level. Internationally, we are also subject to privacy and data protection laws that require significant compliance efforts, including the EU's General Data Protection Regulation (GDPR), Canada's Personal Information Protection and Electronic Documents Act, Japan's Act on the Protection of Personal Information and China's Personal Information Protection Law, among many others.
Nuclear Pharmacies and Related Businesses
Our nuclear pharmacies and radiopharmaceutical manufacturing facilities (including for Xofigo®) require licenses or permits and must abide by regulations issued by the NRC, applicable state boards of pharmacy and the radiologic health agency or department of health of each state in which we operate, including pharmacy sterile compounding standards and practices. In addition, our radiopharmaceutical manufacturing facilities also must comply with FDA regulations, including good manufacturing practices.
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act ("DSCSA") or "Track and Trace" establishes a phased-in national system for tracing pharmaceutical products through the pharmaceutical distribution supply chain to detect, prevent and rapidly respond to the introduction of drugs that may be counterfeit, diverted, stolen, adulterated, subject of a fraudulent transaction or otherwise unfit for distribution. The first phase of implementation began in 2015. Absent an FDA-approved waiver, exemption, or exception, which we have requested and other authorized trading partners may request, upon the end of the stabilization period in late November 2024, we will be required to participate in an electronic interoperable prescription drug tracing system. In addition, the FDA also has issued regulations requiring most medical device labeling to bear a unique device identifier. The MDR, described above, also introduces a new unique device identifier requirement.
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
Some of our businesses are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable reporting, billing, payment and record-keeping requirements. Other businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs. For example, during fiscal year 2022, we agreed to pay approximately $13 million to the Department of Justice and our Specialty Pharmaceutical Distribution business entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services in connection with an investigation into discounts and rebates offered or provided to certain Specialty customers. See Note 8 of the "Notes to Consolidated Financial Statements" for more information on this matter.
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

32	Cardinal Health | Fiscal 2024 Form 10-K

Business

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
CEO Equity Award Agreements
On August 13, 2024, the Human Resources and Compensation Committee of Cardinal Health’s board of directors approved changes to the forms of restricted share units (“RSUs”) and performance shares units (“PSUs”) agreements that are expected to be used for future RSU and PSU award grants to our Chief Executive Officer, Jason M. Hollar. Under these forms of award agreements, in the event of a termination of Mr. Hollar’s employment by Cardinal Health without “cause” (as such term is defined in the Cardinal Health, Inc. 2021 Long-Term Incentive Plan, as amended) unvested RSU awards held by Mr. Hollar will become vested on a pro-rata basis, based on the portion of the applicable vesting period which has elapsed as of the date of the termination. In addition, PSU awards will remain eligible to vest (based on actual performance) on a pro-rata basis, based on the portion of the applicable performance period which has elapsed as of the date of the termination. This description of the forms of award agreements expected to be used for Mr. Hollar’s future grants is qualified in its entirety by the text of the forms of award agreements, which are attached hereto as Exhibits 10.1.10 and 10.1.11 to this Form 10-K.
Rule 10b5-1 Plan Adoptions and Modifications
During the quarter ended June 30, 2024, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

Cardinal Health | Fiscal 2024 Form 10-K	33

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
Cardinal Health, along with other pharmaceutical wholesalers and other participants in the pharmaceutical supply chain, was named as a defendant in lawsuits related to the distribution of opioid pain medications. Plaintiffs in these lawsuits included state attorneys general, counties and municipalities.
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
The National Opioid Settlement Agreement did not resolve all lawsuits brought by political subdivisions. We continue to engage in resolution discussions with certain nonparticipating political subdivisions. A trial in the case brought by the city of Baltimore, which is the largest remaining nonparticipating subdivision by population, is scheduled to begin in September 2024. We intend to defend ourselves vigorously against all remaining lawsuits; however, litigation is inherently unpredictable and unfavorable developments or resolutions can occur.
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
We are involved in legal proceedings with insurers related to the availability of insurance coverage for some matters described above and our ability to recover losses from our insurers is uncertain. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may negatively impact our ability to receive indemnification under our insurance policies.
Ongoing unfavorable publicity regarding the abuse or misuse of prescription opioid pain medications and the role of wholesale distributors in the supply chain of such prescription medications could continue to have an adverse effect on our reputation or results of operations.
Our business is subject to rigorous regulatory and licensing requirements.
As described in greater detail in the "Business" section, products that we manufacture, source, distribute or market must comply with U.S. federal, state and foreign and regulatory requirements. Noncompliance or concerns over noncompliance, including noncompliance by suppliers, has in the past, and may in the future result in suspension of our ability to distribute, import, manufacture or source products, recalls, safety alerts or seizures, or criminal or civil sanctions, which, in turn, could result in product liability claims and lawsuits, including class actions. If we fail to comply with regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.
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
We are required to comply with laws relating to healthcare fraud and abuse. The requirements of these laws are complex and subject to varying interpretations. From time to time, regulatory authorities investigate our policies or practices, and may challenge them. For example, in November 2023, we received a Civil Investigative Demand ("CID") from the Department of Justice focused on potential violations of the Anti-Kickback Statute and False Claims Act in connection with a 2022 transaction in which we purchased a group purchasing organization and a minority ownership interest in a rheumatology managed services

34	Cardinal Health | Fiscal 2024 Form 10-K

Risk Factors

organization. We are cooperating with this investigation. We are also periodically subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs or other remedial measures.
Some of our businesses are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. In addition, some businesses manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Private challenges to government healthcare policy may also have a significant impact on our business. For example, the federal 340B drug pricing program requires pharmaceutical manufacturers to offer discounts on certain drugs purchased by covered entities, and some of our Pharmaceutical and Specialty Solutions segment customers are covered entities or contract pharmacies for covered entities. Over a dozen pharmaceutical manufacturers have unilaterally restricted sales under the 340B drug pricing program to contract pharmacies. These practices are the subject of ongoing litigation; however, if manufacturers continue this practice and if courts uphold this practice, our customers may be adversely impacted, which could adversely impact our business.
We, and third parties acting on our behalf, collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and they are extensive and complex. Compliance with these laws is difficult and costly. New laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. From time to time, we have become aware of certain isolated alleged violations of federal, state or foreign laws concerning privacy and data protection. When we become aware of such allegations, we investigate and, if warranted, notify affected people, entities and regulatory bodies. As a result of these violations, we have been and may in the future be subject to civil or criminal penalties, breach of contract claims, lawsuits, costs for remediation and harm to our reputation.
Industry participants, including us, rely on ethylene oxide (“EtO”) and per- and polyfluoroalkyl (“PFA”) compounds to sterilize certain medical products, including products that we manufacture or distribute. Regulatory enforcement actions have been taken by certain environmental regulatory authorities to reduce emissions of these compounds during the sterilization and distribution process. If such measures become more widespread, we could experience increased costs to comply with reduced emissions standards and it is possible that we and other industry participants may be unable to effectively sterilize medical products, possibly resulting in supply shortages or an industry-wide reduction in surgical or medical procedures, which would negatively impact demand for our products. Such increased costs or industry-wide reductions in surgical and medical procedures would have a negative impact on our profit. Additionally, we have been named as a defendant in several lawsuits alleging personal injury as a result of EtO emissions. Additionally, we have incurred, and may incur additional costs associated with modifying certain manufacturing, distribution or replenishment facilities in accordance with state environmental regulators' actions or requirements. It is possible that these or future regulatory actions or lawsuits could adversely impact our ability to procure products to distribute, resulting in increased costs or industry supply disruptions.
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
Supply chain and quality issues could adversely affect operations, profitability, cash flows, and our financial condition.
As described in the "Business" section, products that we manufacture, source, distribute or market must comply with rigorous quality requirements. In addition, no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements. These requirements include, among others, regulations regarding manufacturing practices, labeling, advertising, and post marketing reporting, including adverse event reports and field alerts and actions. Several of our facilities and procedures and those of our suppliers are subject to ongoing regulation and periodic inspection by the FDA and other authorities. Actions resulting from non-compliance with FDA and other regulations include fines, warning letters, injunctions, civil penalties, damages, recalls, consent decrees, seizures of products, and civil litigation and/or criminal prosecution. For example, following a facility inspection in December 2023, the FDA issued a warning letter to Cardinal Health in April 2024 related to plastic syringes sourced from a third party manufacturer in China asserting these products did not have appropriate 510(k) clearance and restating some of the observations from the December 2023 inspection. We promptly took action on these

Cardinal Health | Fiscal 2024 Form 10-K	35

Risk Factors

products and submitted a timely and comprehensive response to the warning letter describing our investigation and corrective actions, and we continue to cooperate with the FDA on this matter.
We are also subject to government import and export controls and regulations, including the requirement that we make a determination, based on the best information that we have available at the time, as to the country of origin of products that we source or manufacture outside the United States. U.S. Customs and Border protection may challenge our determinations, which have resulted in products being detained and supply disruptions, and which could result in the imposition of fines and penalties. In addition, the Uyghur Forced Labor Prevention Act, which went into effect in June 2022, prohibits the importation of any goods grown, produced, manufactured or mined, wholly or in part, in the Xinjiang Uyghur Autonomous Region of China unless importers can provide clear and convincing evidence that goods were not made using forced labor. We have experienced supply constraints as a result of these and similar regulations, and it is possible that our business or results of operations could be further negatively impacted by future determinations and disruptions.
Such events cause the company to incur additional time, cost and effort to ensure compliance with complex regulations. Noncompliance or concerns over noncompliance, including by suppliers, as a result of use of third party manufactures, or planned shifts in production sites, has in the past, and may in the future result in substantial modifications to our business practices and operations. These modifications can include suspension of our ability to import and distribute, refunds or recalls, total or partial shutdown of production in one or more facilities while we or our suppliers remedy any actual or potential issues, the inability to obtain future pre-market approvals or marketing authorizations, and withdrawals or suspensions of current products from the market. In addition, it can be costly and time-consuming to obtain regulatory approvals or product registrations to market a medical device or other product, and such approvals or registrations might not be granted on a timely basis, if at all. Any of these supply chain and quality-related events could be disruptive to our business and have a material adverse effect on operations, profitability, cash flows, and our financial condition.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions.
From time to time, proposals are made in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate or tax payments. Additionally, changes in tax laws or regulatory enforcement priorities may impact our tax position. Specific initiatives that may impact us include possible increases in U.S. or foreign corporate income tax rates or other changes in tax law to raise revenue, the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development and the European Commission’s investigation into illegal state aid. In August 2022, the U.S. federal government enacted the Inflation Reduction Act, which imposed a 15 percent corporate minimum tax on certain large corporations and a 1 percent tax on share repurchases after December 31, 2022. These provisions may adversely impact our financial position and results of operations.
Additionally, in connection with the accruals taken in connection with opioid-related lawsuits in fiscal year 2021, we recorded a net tax benefit, reflecting our then-current assessment of the estimated future deductibility of the amount that may be paid. We have made reasonable estimates and recorded amounts based on management's judgment and our current understanding of the U.S. Tax Cuts and Jobs Act ("Tax Act"); however, the tax law governing deductibility was changed by the Tax Act, and these estimates require significant judgment and it is possible that they could be subject to challenges by the U.S. Internal Revenue Service ("IRS").
We also regularly review these estimates and assumptions from time to time and adjust our accruals based on our review, resulting in changes in our tax provisions/(benefit). The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 9 of the "Notes to Consolidated Financial Statements" for more information regarding these matters.
In fiscal year 2021, our provision for income taxes reflected a $424 million benefit from the tax benefits of a self-insurance pre-tax net operating loss carryback under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. Also, as a result of this net operating loss carryback, we received a U.S. federal income tax refund of $966 million. This fiscal year is being audited by the IRS, and it is possible that the IRS could challenge our tax position with respect to this self-insurance loss. If they do, our effective tax rate or cash flows could be adversely impacted. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may impact our self-insurance loss, which could negatively impact our financial position.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Tax laws are complex and subject to varying interpretations. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year, including a specific inquiry into a restructuring in connection with integrating the July 2017 acquisition of the Patient Recovery business from Medtronic. Proposed adjustments in ongoing audits may adversely affect our effective tax rate or tax payments.
Changes to the U.S. healthcare environment may not be favorable to us.
Over a number of years, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs

36	Cardinal Health | Fiscal 2024 Form 10-K

Risk Factors

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
We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services, U.S.-based medical product manufacturing, mandated benefits, efforts to promote increased transparency in the pharmaceutical supply chain, drug shortages, further reduction of or limitations on governmental funding at the state or federal level or efforts by healthcare insurance companies to further limit payments for products and services. Federal, state, and local governmental entities have also continued to increase their scrutiny of the U.S. healthcare market. For example, the Federal Trade Commission has issued public requests for information related to pharmaceutical wholesalers' and group purchasing organizations' impacts on generic drug shortages and the impact of pharmacy benefits managers on drug affordability and access. Such scrutiny might expose us to additional governmental investigations, qui tam actions, and liability and could require us to make changes in our operations at additional expense. Uncertainty surrounding possible changes to the healthcare environment, including changes to regulatory enforcement priorities, may directly or indirectly adversely affect us.
Legal proceedings could adversely impact our cash flows or results of operations.
Due to the nature of our business, which includes the distribution of controlled substances and other pharmaceutical products and the sourcing, marketing and manufacturing of medical products, we regularly become involved in disputes, litigation and regulatory matters. Litigation is inherently unpredictable, disruptive, and time consuming and the unfavorable outcome of legal proceedings could adversely affect our results of operations or financial condition.
For example, we are subject to a number of lawsuits and investigations related to the national health crisis involving the abuse of opioid pain medication as described above in the Risk Factor titled "Opioid-related legal proceedings and the National Opioid Settlement Agreement we have entered into could have additional or unexpected negative effects on our results of operations or business" and in Note 8 to the "Notes to Consolidated Financial Statements."
Additionally, some of the products that we distribute or manufacture have been and may in the future be alleged to cause personal injury, subjecting us to product liability claims. For example, since July 2021, we have entered into settlement agreements to settle the vast majority of product liability claims alleging personal injuries associated with the use of Cordis OptEase and TrapEase IVC filter products. Future settlements of or judgments for product liability claims may not be covered by insurance or exceed available insurance recoveries. If this happens, and if any such settlement or judgment is in excess of any prior accruals, our results of operations and financial condition could be adversely affected.
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
We might infringe intellectual property rights or our own intellectual property protections might be insufficient to protect our commercial interests.
As we expand or update our product offerings, we may not be able to timely secure intellectual property protections or customers may prefer certain of our products that are no longer subject to intellectual property protections. Such risks may harm our profit, competitive position and could have an adverse impact on results of operations.
Third parties have in the past and may in the future assert infringement claims against us. Litigation and proceedings related to intellectual property are unpredictable, and we might be required to pay significant damages, develop non-infringing products or services, obtain a license, cease selling or using allegedly infringing products or services, or incur other restrictions on our operations. Trade secret, patent, copyright, and trademark laws, nondisclosure obligations, and other contractual provisions are critical to our business. In addition to contractual and technical measures, we might institute resource-intensive litigation to protect our trade secrets, to enforce our patent, copyright, or trademark rights and to determine the scope and validity of the proprietary rights of third parties. Our efforts to protect our intellectual property might be insufficient, and non-infringing products or services equivalent or superior to ours might be developed by competitors.
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

Cardinal Health | Fiscal 2024 Form 10-K	37

Risk Factors

Our business also depends on the proper functioning of our and our suppliers' business processes, critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if our or a service provider's business processes, information systems, critical facilities or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as climate change-related weather events, including wildfires, hurricanes, extreme temperatures or other natural disasters, pandemics (as they were by the COVID-19 pandemic) or power outages, systems updates, or due to cybersecurity incidents, ransomware or other actions of third parties, including labor strikes or shortages, political unrest and terrorist attacks. In addition, hardware, software, and other applications and updates procured from third parties may contain defects that have and may in the future unexpectedly restrict or prevent access to or interfere with the proper operation of our information systems and hardware. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues or raw material shortages or defects, planned shifts in production sites, or because a key product or component is manufactured at a single manufacturing facility with limited alternate facilities. Additionally, we incur costs to remediate these disruptions, and it is possible that these costs could be significant.
Our ability to compete effectively is increasingly dependent on access to and interpretation of data, and we may provide services that involve hosting customer data and operating software on third-party or our own systems. Data quality impacts customer ordering, order fulfillment and higher order processing. If we fail to effectively implement and maintain data governance structures across our businesses, to effectively interpret and utilize such data, or protect the integrity of such data, including systems powered by or incorporating artificial intelligence and machine learning, our operations could be impacted, and we may be at a competitive disadvantage.
Our business and results of operations could be adversely affected if we experience a material cyber-attack or other systems breach.
Our business relies on the secure transmission, storage and hosting of patient-identifiable health information, financial information and other sensitive protected information relating to our customers, company, workforce and individuals with whom we and our customers conduct business. We have programs in place to detect, contain and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, hardware, software or applications developed internally or procured from third parties may contain defects in design or manufacture or other problems beyond our control that could unexpectedly compromise information security.
Unauthorized parties have gained access in the past, and will continue to attempt to gain access, to our or a service provider's systems or facilities through fraud, social engineering or other forms of deception. We and our service providers have been the target of cyber attacks. Although we do not believe these incidents had a material impact on us, either individually or in the aggregate, similar incidents or events in the future may negatively impact our business, reputation or financial results.
Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could adversely impact our operations, results of operations or our ability to satisfy legal or regulatory requirements, including the EU general data protection regulation (GDPR) and those related to patient-identifiable health information and other sensitive personal and financial information at the state and U.S. federal level as further described in the Risk Factor titled “Our business is subject to other rigorous regulatory and licensing requirements,” above.
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
Our goodwill or other long-lived assets may be further impaired, which could require us to record additional significant charges to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. In addition, we review intangible assets with finite lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
In fiscal 2024, we performed annual impairment testing and concluded there were no impairments of goodwill for our reporting units as the estimated fair value of each reporting unit exceeded its carrying amount. However, the at-Home Solutions reporting unit estimated fair value exceeds its carrying amount by less than 1 percent and therefore, its goodwill could be impaired in future periods. The goodwill balance as of June 30, 2024 was $1.1 billion.
Impairment testing involves estimates and significant judgments by management. We believe our assumptions and estimates are reasonable and appropriate; however, additional adverse changes in key assumptions, a failure to meet expected earnings or other financial plans, or unanticipated events and circumstances, an increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates, or a significant change in industry or economic trends could affect the accuracy or validity of such estimates and may result in goodwill impairment in our at-Home solutions segment. It is also possible that we may record significant charges from impairment to goodwill of other reporting

38	Cardinal Health | Fiscal 2024 Form 10-K

Risk Factors

units, intangibles and other long-lived assets. Any charge or charges could adversely affect our results of operations.
During fiscal 2024, 2023 and 2022, we recorded aggregate goodwill impairment charges of $675 million, $1.2 billion and $2.1 billion, respectively, related to GMPD (our former Medical unit) primarily driven by the performance and long-term financial plan assumptions. GMPD has no goodwill balance remaining at June 30, 2024.
See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.
Our sales and credit concentration is significant.
In fiscal year 2024, CVS Health and OptumRx were our largest customers. CVS Health accounted for 24 percent of our fiscal 2024 revenue and 22 percent of our gross trade receivable balance at June 30, 2024 and OptumRX accounted for 17 percent of our fiscal 2024 revenue. Our pharmaceutical distribution contracts with OptumRx expired at the end of June 2024. We expect our results of operations including Pharmaceutical and Specialty Solutions segment profit and operating cash flow, to be negatively impacted as a result of this expiration. Additionally, we may not be as successful as anticipated in mitigating the negative impacts from this expiration. If CVS or another significant customer reduces their purchases from us, defaults in payment to us, does not renew or terminates their agreements, whether due to an alleged default by us or otherwise, our results of operations and financial condition could be adversely affected.
Our results of operations or strategic objectives could be adversely impacted if we fail to manage and complete divestitures.
We regularly evaluate our portfolio of businesses to determine whether an asset or business may no longer help us meet our objectives or whether there may be a more advantaged owner for that business. For example, in July 2023, we contributed our Outcomes™ business to Transaction Data Systems in exchange for a minority stake in the combined entity, and in fiscal year 2022, we completed the divestiture of the Cordis business. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could impact the achievement of our strategic objectives. We could also fail to obtain necessary regulatory approval or incur higher costs or charges than planned or incur unexpected charges and could experience greater dis-synergies than expected, which could have a negative impact on our results of operations.
Our ability to manage and complete acquisitions could impact our strategic objectives and financial condition.
From time to time, we look to acquire other businesses that expand or complement our existing businesses. For example, in March 2024, we acquired Specialty Networks, a technology-enabled multi-specialty group purchasing and practice enhancement organization for $1.2 billion. Completion of such acquisitions and the integration of acquired businesses involve a number of risks, including the following: we may overpay for a business or fail to realize the synergies, financial, strategic and other benefits we expect from the acquisition; our management’s attention may be diverted to integration efforts; we may fail to retain key personnel of the acquired business; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties or delays establishing, integrating or combining operations and systems, including manufacturing facilities; we may assume liabilities related to legal proceedings involving the acquired business; we may face challenges retaining the customers of the acquired business; we may require financing that may not be available on favorable terms; we may not receive regulatory approval necessary to timely complete an acquisition; or we may encounter unforeseen internal control, regulatory or compliance issues. We may also encounter other risks related to a failure to complete an acquisition, including diversion of time and resources of management and failure to achieve strategic objectives. Any of the foregoing may impact our ability to achieve anticipated benefits of an acquisition, which might have an adverse impact on results of operations and financial conditions.
Failure to effectively or efficiently complete or manage critical business processes could have unforeseen consequences.
From time to time, our businesses perform business process improvements or infrastructure modernizations or use service providers for key systems and processes, such as receiving and processing customer orders, customer service and accounts payable. For example, during fiscal 2022, our former Pharmaceutical segment implemented a replacement of certain finance and operating information systems and we have also transitioned certain finance processes to a third-party service provider. These initiatives, transitions, and improvements require an ongoing commitment of resources. If any of these initiatives or similar initiatives, including those related to artificial intelligence and machine learning, are not successfully or efficiently implemented or maintained, or if our relationship with critical third-party service providers deteriorates, we could experience negative impacts on our business, financial results and our internal control over financial reporting.
Our business could be affected by activist shareholders.
In September 2022, we entered into a Cooperation Agreement with Elliott under which our Board of Directors, among other things, (1) appointed four new independent directors, including a representative from Elliott , and (2) formed an advisory Business Review Committee of the Board, which was tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework and operations. In May 2023, we extended the term of the Cooperation Agreement until the later of July 15, 2024 or until an Elliott representative ceases to serve on, or resigns from, our Board of Directors. In connection with this extension, the Board extended the term of the Business Review Committee until July 15, 2024. On that date, the Business Review Committee disbanded in accordance with its charter. The Cooperation Agreement remains in effect.
The Cooperation Agreement may create unintended consequences, such as creating uncertainty about our management, operations or future strategic direction, which could

Cardinal Health | Fiscal 2024 Form 10-K	39

Risk Factors

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
Our business could be affected by events outside of our control including global climate change-related physical and transitional risks, public health crises, natural disasters, geopolitical and other catastrophic events.
The long-term impacts of climate change are widespread and difficult to predict. However, we expect to experience climate-related impacts to the business, likely driven by risks related to the physical impacts to our operations and risks related to the transition to a lower-carbon economy. Our properties may be subject to nearer-term impacts from climate change, including physical damage resulting from adverse or extreme weather. Property damage results in increased costs for repairs and may cause disruptions in operations. Transitional risks associated with climate change may cause social and human effects such as shifts in populations, increased costs for critical services such as transportation, and other adverse effects. Climate-related laws and regulations may impose costs, including increased spend associated with carbon pricing mechanisms, data gathering and reporting, third-party attestations, capital expenditures to implement lower greenhouse gas emissions technology, and other measures to reduce emissions. Additionally, the varied timing of climate-related laws and regulations and disparate regulatory approaches in various jurisdictions could complicate our compliance with climate-related laws or regulations, and methodologies for reporting climate-related data may change. We cannot predict the potential impact on our competitive position, results of operations, or financial condition. These factors may negatively impact cost or availability of certain products, commodities, or energy, and could impair our ability to secure goods and services required for the operation of our business at quantities and levels we require. A shift in customer or consumer preference towards low-carbon products and services may also place us at a competitive disadvantage if we fail to effectively adjust for these shifts. Our supply chain is subject to these same physical and transitional risks.
Events outside of our control also have, and will continue to, adversely impact our operations and financial results. These events include those related to public health crises, including epidemics or pandemics; geopolitical events or tensions, including civil unrest, trade wars, armed conflicts, or terrorism; or unstable international governments and legal systems. Among other potential affects, these events may have a disruptive and unpredictable impact on our operations and those of our suppliers and vendors, or customers, hinder manufacturing and transportation, result in significant excess costs, lead to shifts in customer demand, or have a negative impact on capital markets. Such events are inherently unpredictable, and our responses may involve the implementation of measures which may not be as successful as intended in mitigating adverse impacts.
Industry & Economic Risks
We could continue to suffer the adverse effects of competitive pressures.
As described in greater detail in the "Business" section, we operate in markets that are highly competitive and dynamic. In addition, competitive pressures in each of our businesses may be increased by new business models, new entrants, new regulations or changes in enforcement priorities, changes in consumer demand or general competitive dynamics. Additionally, we may not be able to onboard new customers as efficiently as expect due to customer service issues or competitive service level offerings. Our businesses face continued pricing pressure from these factors, which adversely affects our margins. If we are unable to offset margin reductions caused by these pressures through steps such as sourcing or cost control measures, additional service offerings and sales of higher margin products, our results of operations could continue to be adversely affected.
Our Pharmaceutical and Specialty Solutions segment’s profit margin could be adversely affected by changes in industry or market dynamics that we are not able to accurately predict.
The frequency, timing, magnitude and profit impact of generic pharmaceutical customer purchase volumes, pricing changes, customer contract renewals, generic pharmaceutical launches and generic pharmaceutical manufacturer pricing changes, which contribute to the performance of our generic pharmaceutical program, remain uncertain. These factors have contributed to declines in some prior years and have more than offset the benefits from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS Health. If performance of our generic pharmaceutical program declines in future fiscal years and we are unable to offset the decline, our Pharmaceutical and Specialty Solutions segment profit and consolidated operating earnings will be adversely affected.
With respect to branded pharmaceutical products, compensation under our contractual arrangements with manufacturers for the purchase of branded pharmaceutical products is generally based on the wholesale acquisition cost set by the manufacturer. Sales prices of branded pharmaceutical products to our customers generally are a percentage discount from wholesale acquisition cost.
Additionally, almost all of our distribution services agreements with branded pharmaceutical manufacturers provide that we receive fees from the manufacturers to compensate us for services we provide them. However, under certain agreements, branded pharmaceutical price appreciation, which is determined by the manufacturers, also serves as a part of our compensation. If manufacturers change their historical approach to setting and increasing wholesale acquisition cost, decide to reduce prices, not to increase prices or to implement only small increases and we are

40	Cardinal Health | Fiscal 2024 Form 10-K

Risk Factors

unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our margins could be adversely affected.
We depend on direct and indirect suppliers to make their
products and raw materials available to us and are subject to fluctuations in costs, availability and regulatory risk associated with these products and raw materials.
Our manufacturing businesses use oil-based resins, pulp, cotton, latex and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Beginning in the fourth quarter of fiscal year 2021, we experienced higher supply chain costs, which had a negative impact on our former Medical segment profit in fiscal 2021, 2022, 2023 and current GMPD segment in 2024. Supply chain constraints also had a negative impact on sales within our former Medical segment.
We did not offset the full impact of these cost increases in fiscal year 2023 and 2024; however, we implemented certain cost reductions, price increases and surcharges to mitigate the impact. Due to competitive dynamics and contractual limitations, passing along cost increases is challenging. If we are not able to mitigate future cost increases through increased prices where necessary or if supply cost increases do not continue to normalize as expected, GMPD segment profit could be negatively impacted.
We depend on others to manufacture some products, including pharmaceuticals, that we market and distribute. Our operations are also dependent on various components, compounds, raw materials and energy supplied by others. We purchase many of these components, raw materials and energy, and source certain products from numerous suppliers in various countries. In some instances, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. Our supplier relationships could be interrupted, become less favorable to us or be terminated and the supply of these components, compounds, raw materials or products could be interrupted or become insufficient.
These supply interruptions or other disruptions in manufacturing processes could be caused by events beyond our control, including natural disasters, labor disputes, supplier facility shutdowns, defective raw materials, the impact of epidemics or pandemics, such as COVID-19, and actions by U.S. or international governments, including import or export restrictions or tariffs.
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
In recent years, U.S. healthcare industry participants, including distributors, manufacturers, suppliers, healthcare providers, insurers and pharmacy chains, among others, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power and could result in the possible loss of a customer in the situation where the combined enterprise selects one distributor from two incumbents or a reduction in our ability to market our products and services to new customers. Consolidations also impact other objectives, including our ability to use acquisitions to expand or complement our existing businesses. If this consolidation trend continues, it could adversely affect our results of operations.
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
Our foreign operations expose us to a number of risks related to trade protection laws, tariffs, excise or other border taxes on goods sourced from certain countries or on the importation or exportation of products or raw materials. Changes or uncertainty in U.S. or international trade policies or tariffs could impact our global operations, as well as our customers and suppliers. For example, products and materials sourced, directly or indirectly, from outside the U.S., including from China, may be subject to major changes in tax or trade policy between the U.S. and countries from which we source such products and materials. These changes may include the imposition of additional tariffs or duties on imports, which may require taking certain actions such as raising prices and seeking alternative sources of supply. We may also be required to spend more money to source certain products or materials that we need or to manufacture certain of our products. This could adversely impact our business and results of operations.
In addition, we conduct our business in U.S. dollars and various functional currencies of our foreign subsidiaries. Changes in

Cardinal Health | Fiscal 2024 Form 10-K	41

Risk Factors

foreign currency exchange rates could adversely affect our financial results, which are reported in U.S. dollars. We may not be able to hedge to protect us against these exposures, and any hedges may not successfully mitigate these exposures.
Geopolitical dynamics caused by political, economic, social or other conditions in foreign countries and regions may continue to impact our business and results of operations. Each of our segments have experienced increased costs in fiscal years 2022, 2023 and 2024, including for fuel, and it is possible that we could experience supply disruptions or shortages if tariffs or other protective measures are enacted.

42	Cardinal Health | Fiscal 2024 Form 10-K

Cybersecurity
Cybersecurity
Cybersecurity Risk Management
We identify, assess, and manage risks related to cybersecurity through documented policies, standards, and procedures as part of our overall approach to cybersecurity, which is a component of our wider enterprise risk management program. Our approach to detection, mitigation, remediation, and prevention of cybersecurity risks utilizes a range of measures including, among other elements: benchmarking to generally accepted industry standards and frameworks, such as the National Institute of Standards and Technology cybersecurity framework; use of periodic tabletop exercises to promote awareness and improve internal processes; periodic penetration testing; a dedicated staff of cybersecurity professionals; and implementation of security measures and policies intended to identify as well as assist in containing and remediating cybersecurity risks. We maintain cybersecurity incident response, disaster recovery, and business continuity plans that govern activities such as preparation, detection coordination, remediation and recovery, and escalation to senior management and, where appropriate, relevant committees of the Board. These plans are routinely reviewed under the leadership of our Chief Information Security Officer ("CISO"). We also maintain mandatory employee cybersecurity and privacy compliance awareness training requirements, which are supplemented by employee engagement campaigns.
We utilize third parties to assist with, and assess the effectiveness of, our cybersecurity posture, in addition to supporting incident response and mitigation where necessary. We identify and assess third party risks associated with suppliers and service providers across a range of areas, including cybersecurity, through a third-party risk management process that incorporates, among other features, the use of risk assessments and, where appropriate, contractual requirements around evaluations, security, technology, service levels, and other terms.
To date, we are not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Cardinal Health. However, the scope and impact of any future incident cannot be predicted. For more information, please see Item 1A “Risk Factors” for the risk factor entitled “Our business and results of operations could be adversely affected if we experience a material cyber-attack or other systems breach.”
Governance
Our CISO, in coordination with our Chief Information Officer (“CIO”) to whom the CISO reports, leads our approach to assessing and managing cybersecurity-related risks. Our CISO has over twenty-five years of experience in information technology (“IT”), with twenty years in IT risk management, compliance, and information security, as well as a background in leading technical infrastructure teams and roles supporting business operations.
As part of management’s oversight of our cybersecurity program, we maintain an IT risk governance process that includes multiple levels of escalation from our IT Risk Advisory Board, which meets on a monthly basis and whose membership includes the CISO and IT functional area leadership, to an executive-level committee to help address cybersecurity risks at an enterprise level.
While the company’s Board oversees our overall risk management process, as part of its oversight, the Board has delegated certain responsibilities to committees of the Board. The Audit Committee of the Board has primary responsibility for discussing with management cybersecurity and other major IT risk exposures and management’s steps to monitor and control such exposures. In coordination with the Audit Committee, the Risk Oversight Committee of the Board monitors Cardinal Health’s compliance with applicable legal and regulatory requirements, including with respect to data privacy and security. Our Audit Committee receives quarterly updates from the CISO and CIO and the Board receives at least annual cybersecurity updates. Among other items, these updates cover a range of matters relevant to our cybersecurity program, including: the threat environment and related business risks; the state, priorities of, and investments in our cybersecurity program; the availability of cyber insurance; review of certain cybersecurity incidents that have occurred within the company and the industry; and relevant cybersecurity operational metrics.

Cardinal Health | Fiscal 2024 Form 10-K	43

Properties and Legal Proceedings
Properties
In the United States, at June 30, 2024, the Pharmaceutical and Specialty Solutions segment operated one national logistics center and a number of primary pharmaceutical and specialty distribution facilities. The GMPD segment operated medical-surgical distribution, assembly, manufacturing and other operating facilities in the United States.
At June 30, 2024, our GMPD segment also operated manufacturing facilities in Canada, Costa Rica, the Dominican Republic, Germany, Ireland, Japan, Malaysia, Malta, Mexico, Puerto Rico and Thailand.
Our Other Operating Segments operated facilities throughout the United States.
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

44	Cardinal Health | Fiscal 2024 Form 10-K

Market for Registrant's Common Equity
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.”
At July 31, 2024, there were approximately 6,238 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
April 2024	157	$107.32	—	$3,493
May 2024	128	96.95	—	3,493
June 2024	134	101.63	—	3,493
Total	419	$102.33	—	$3,493
(1)Reflects 157, 128 and 134 common shares purchased in April, May and June 2024, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program which will expire on December 31, 2027. As of June 30, 2024, we had $3.5 billion authorized for share repurchases remaining under this program.

Cardinal Health | Fiscal 2024 Form 10-K	45

Market for Registrant's Common Equity
Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 invested at the closing price on June 30, 2019, and is based on the market prices at the end of each fiscal year through and including June 30, 2024, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

250
200
150
100
243.26
230.45
201.53
161.80
172.57
146.64
151.36
141.87
154.53
135.29
115.20
130.61
124.15
110.90
100.00
107.51
2019
2020
2021
2022
2023
2024
S&P 500 Healthcare Index
S&P 500 Index
Cardinal Health, Inc.

	June 30
	2019	2020	2021	2022	2023	2024
Cardinal Health, Inc.	100.00	115.20	130.61	124.15	230.45	243.26
S&P 500 Index	100.00	107.51	151.36	135.29	161.80	201.53
S&P 500 Healthcare Index	100.00	110.90	141.87	146.64	154.53	172.57

46	Cardinal Health | Fiscal 2024 Form 10-K

Reports
Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of June 30, 2024.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cardinal Health | Fiscal 2024 Form 10-K	47

Reports
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity/(deficit) and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 14, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 14, 2024

48	Cardinal Health | Fiscal 2024 Form 10-K

Reports
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated statements of earnings/(loss), comprehensive income/(loss), shareholders' equity/(deficit) and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 14, 2024 expressed an unqualified opinion thereon.
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

Cardinal Health | Fiscal 2024 Form 10-K	49

Reports

Valuation of Goodwill
Description of the Matter
The Company performed quantitative assessments of goodwill for the Company’s Global Medical Products and Distribution (GMPD) and at-Home Solutions reporting units during fiscal year 2024, by comparing the fair values of each of these reporting units with their respective carrying amounts. As discussed in Notes 1 and 5 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or when indicators of impairment exist. During fiscal 2024, the Company recognized goodwill impairment charges related to GMPD of $675 million, which represented the entire remaining amount of goodwill allocated to GMPD. There was no impairment recognized related to at-Home Solutions.

Auditing management’s goodwill impairment test for GMPD and at-Home Solutions was challenging because there is significant judgement required in determining the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant judgmental assumptions including the revenue growth rate, gross margin, distribution, selling, general and administrative expenses, and company-specific risk premium, which are affected by expectations about future market or economic conditions.

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

To test the estimated fair values of GMPD and at-Home Solutions, we performed audit procedures that included, among others, evaluating methodologies used; involving our valuation specialists to assist with our procedures related to the measurement of the fair values; and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We evaluated the assumptions within the model and tested the model’s computational accuracy. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the result. We have also assessed the adequacy of the Company’s disclosures included in Notes 1 and 5 in relation to this matter.

Uncertain Tax Positions
Description of the Matter
As described in Note 9 to the consolidated financial statements, the Company’s unrecognized tax benefits related to its uncertain tax positions were $981 million at June 30, 2024. Uncertain tax positions may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining if the tax position is more likely than not to be sustained upon examination, based on the technical merits of the position and (2) measuring the amount of tax benefit that qualifies for recognition.

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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 14, 2024

50	Cardinal Health | Fiscal 2024 Form 10-K

Financial Statements
Financial Statements and Supplementary Data

Cardinal Health | Fiscal 2024 Form 10-K	51

Financial Statements
Consolidated Statements of Earnings/(Loss)

(in millions, except per common share amounts)	2024	2023	2022
Revenue	$226,827	$204,979	$181,326
Cost of products sold	219,413	198,105	174,842
Gross margin	7,414	6,874	6,484

Operating expenses:
Distribution, selling, general and administrative expenses	5,000	4,800	4,512
Restructuring and employee severance	175	95	101
Amortization and other acquisition-related costs	284	285	324
Impairments and (gain)/loss on disposal of assets, net	634	1,246	2,060
Litigation (recoveries)/charges, net	78	(304)	94
Operating earnings/(loss)	1,243	752	(607)

Other (income)/expense, net	(9)	5	22
Interest expense, net	51	84	147
Loss on early extinguishment of debt	—	—	10
(Gain)/Loss on sale of equity interest in naviHealth	—	—	(2)
Earnings/(loss) before income taxes	1,201	663	(784)

Provision for income taxes	348	332	153
Net earnings/(loss)	853	331	(937)

Less: Net earnings attributable to noncontrolling interests	(1)	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$852	$330	$(938)

Earnings/(loss) per common share attributable to Cardinal Health, Inc.
Basic	$3.48	$1.27	$(3.37)
Diluted	3.45	1.26	(3.37)

Weighted-average number of common shares outstanding:
Basic	245	261	279
Diluted	247	262	279
The accompanying notes are an integral part of these consolidated statements.

52	Cardinal Health | Fiscal 2024 Form 10-K

Financial Statements
Consolidated Statements of Comprehensive Income/(Loss)

(in millions)	2024	2023	2022
Net earnings/(loss)	$853	$331	$(937)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(1)	(35)	(56)
Net unrealized loss on derivative instruments, net of tax	(15)	(2)	(24)
Total other comprehensive loss, net of tax	(16)	(37)	(80)

Total comprehensive income/(loss)	837	294	(1,017)

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$836	$293	$(1,018)
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2024 Form 10-K	53

Financial Statements
Consolidated Balance Sheets

	June 30
(in millions)	2024	2023
Assets
Current assets:
Cash and equivalents	$5,133	$4,076
Trade receivables, net	12,084	11,108
Inventories, net	14,957	16,119
Prepaid expenses and other	2,663	2,294
Assets held for sale	47	140
Total current assets	34,884	33,737

Property and equipment, net	2,529	2,461
Goodwill and other intangibles, net	6,450	6,085
Other assets	1,258	1,066
Total assets	$45,121	$43,349

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$31,759	$29,934
Current portion of long-term obligations and other short-term borrowings	434	792
Other accrued liabilities	3,447	2,972
Liabilities related to assets held for sale	—	42
Total current liabilities	35,640	33,740

Long-term obligations, less current portion	4,658	3,909
Deferred income taxes and other liabilities	8,035	8,657

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued— 327 million shares at June 30, 2024 and 2023	2,917	2,746
Accumulated deficit	(286)	(642)
Common shares in treasury, at cost: 83 million shares and 76 million shares at June 30, 2024 and 2023, respectively	(5,677)	(4,911)
Accumulated other comprehensive loss	(167)	(151)
Total Cardinal Health, Inc. shareholders' deficit	(3,213)	(2,958)
Noncontrolling interests	1	1
Total shareholders’ deficit	(3,212)	(2,957)
Total liabilities and shareholders’ deficit	$45,121	$43,349
The accompanying notes are an integral part of these consolidated statements.

54	Cardinal Health | Fiscal 2024 Form 10-K

Financial Statements
Consolidated Statements of Shareholders' Equity/(Deficit)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity/(Deficit)
(in millions)	Shares Issued	Amount	Retained Earnings/(Accumulated Deficit)	Shares	Amount
Balance at June 30, 2021	327	$2,806	$1,033	(36)	$(2,185)	$(34)	$3	$1,623
Net earnings/(loss)			(938)				1	(937)
Other comprehensive loss, net of tax						(80)		(80)
Employee stock plans activity, net of shares withheld for employee taxes	—	7		2	57			64
Share repurchase program activity				(20)	(1,000)			(1,000)
Dividends declared			(552)					(552)
Other			1				(1)	—
Balance at June 30, 2022	327	2,813	(456)	(54)	(3,128)	(114)	3	(882)
Net earnings			330				1	331
Other comprehensive loss, net of tax						(37)		(37)
Purchase of noncontrolling interests							(3)	(3)
Employee stock plans activity, net of shares withheld for employee taxes	—	33		3	124			157
Share repurchase program activity		(100)		(25)	(1,907)			(2,007)
Dividends declared			(515)					(515)
Other			(1)					(1)
Balance at June 30, 2023	327	2,746	(642)	(76)	(4,911)	(151)	1	(2,957)
Net earnings			852				1	853
Other comprehensive loss, net of tax						(16)		(16)
Employee stock plans activity, net of shares withheld for employee taxes	—	71		2	93			164
Share repurchase program activity		100		(9)	(859)			(759)
Dividends declared			(496)					(496)
Other							(1)	(1)
Balance at June 30, 2024	327	$2,917	$(286)	(83)	$(5,677)	$(167)	$1	$(3,212)
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2024 Form 10-K	55

Financial Statements
Consolidated Statements of Cash Flows

(in millions)	2024	2023	2022
Cash flows from operating activities:
Net earnings/(loss)	$853	$331	$(937)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization	710	692	692
Impairments and loss on sale of other investments	2	7	24
Impairments and (gain)/loss on disposal of assets, net	634	1,246	2,060
Gain on sale of equity interest in naviHealth	—	—	(2)
Loss on early extinguishment of debt	—	—	10
Share-based compensation	121	96	81
Provision for/(benefit from) deferred income taxes	(104)	(40)	14
Provision for bad debts	36	55	23
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(996)	(950)	(1,405)
(Increase)/decrease in inventories	1,115	(412)	(1,204)
Increase in accounts payable	1,824	2,816	3,555
Other accrued liabilities and operating items, net	(433)	(997)	264
Net cash provided by operating activities	3,762	2,844	3,175
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,190)	(10)	(22)
Proceeds from divestitures, net of cash sold	9	—	923
Additions to property and equipment	(511)	(481)	(387)
Proceeds from disposal of property and equipment	12	12	31
Purchase of investments	(4)	(7)	(78)
Proceeds from investments	1	3	29
Proceeds from net investment hedge terminations	34	29	71
Purchase of short-term investment in time deposit	(550)	—	—
Proceeds from short-term investment in time deposit	350	—	—
Net cash provided by/(used in) investing activities	(1,849)	(454)	567
Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	1,139	—	—
Purchase of noncontrolling interests	—	(3)	—
Reduction of long-term obligations	(783)	(579)	(885)
Net tax proceeds/(withholding) from share-based compensation	46	56	(19)
Dividends on common shares	(499)	(525)	(559)
Purchase of treasury shares	(750)	(2,000)	(1,000)
Net cash used in financing activities	(847)	(3,051)	(2,463)
Effect of exchange rates changes on cash and equivalents	(9)	(8)	(25)
Cash reclassified from/(to) assets held for sale	—	—	109
Net increase/(decrease) in cash and equivalents	1,057	(669)	1,363
Cash and equivalents at beginning of period	4,076	4,745	3,382
Cash and equivalents at end of period	$5,133	$4,076	$4,745
Supplemental Information:
Cash payments for interest	$214	$203	$153
Net cash payments/(refunds) for income taxes	191	156	(766)
The accompanying notes are an integral part of these consolidated statements.

56	Cardinal Health | Fiscal 2024 Form 10-K

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
Our fiscal year ends on June 30. References to fiscal 2024, 2023 and 2022 in these consolidated financial statements are to the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Basis of Presentation
Our consolidated financial statements include the accounts of all majority-owned or consolidated subsidiaries, and all significant intercompany transactions and amounts have been eliminated. The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation.
Revision of Prior Period Consolidated Financial Statements
In connection with the preparation of our Consolidated Financial Statements for fiscal 2024, we identified an accounting error related to revenue recognition from third party payors within the at-
Home Solutions operating segment. In accordance with ASC 250 – Accounting Changes and Error Corrections and Staff Accounting Bulletins No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the error and determined that the impacts were not material, individually or in the aggregate, to our previously issued Consolidated Financial Statements for any of the prior quarters or annual periods in which they occurred, but that correcting the error in the current period would be material to our results of operations for fiscal 2024.
We have revised our prior period financial statements to correct this error, as well as other unrelated immaterial errors, including an adjustment to an uncertain tax position. These revisions impacted each quarter of fiscal 2022, 2023 and 2024. These other immaterial errors were previously corrected in the periods they were identified; however, they are now reflected in the periods they originated. Revisions to our previously reported disclosures have been reflected in this Note; Note 3, "Divestitures"; Note 5, “Goodwill and Other Intangible Assets”; Note 6, "Leases"; Note 8, "Commitments, Contingent Liabilities and Litigation"; Note 9, "Income Taxes"; Note 12, "Shareholders' Equity/(Deficit)”; Note 13, "Earnings Per Share"; and Note 14 “Segment Information." A summary of the revisions to the previously reported financial statements is provided below and in Note 16, “Revision of Previously Issued Interim Financial Statements (Unaudited)”.

The following tables set forth our revisions to the consolidated statements of earnings/(loss) for fiscal 2023 and 2022.

	Fiscal 2023			Fiscal 2022
(in millions, except per common share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$205,012	$(33)	$204,979	$181,364	$(38)	$181,326
Cost of products sold	198,123	(18)	198,105	174,819	23	174,842
Gross margin	6,889	(15)	6,874	6,545	(61)	6,484
Distribution, selling, general and administrative expenses	4,834	(34)	4,800	4,557	(45)	4,512
Impairments and (gain)/loss on disposal of assets, net	1,250	(4)	1,246	2,050	10	2,060
Litigation (recoveries)/charges, net	(302)	(2)	(304)	109	(15)	94
Operating earnings/(loss)	727	25	752	(596)	(11)	(607)
Other (income)/expense, net	(4)	9	5	16	6	22
Interest expense, net	93	(9)	84	149	(2)	147
Earnings/(loss) before income taxes	638	25	663	(769)	(15)	(784)
Provision for/(benefit from) income taxes	376	(44)	332	163	(10)	153
Net earnings/(loss)	262	69	331	(932)	(5)	(937)
Net earnings/(loss) attributable to Cardinal Health, Inc.	261	69	330	(933)	(5)	(938)

Earnings/(loss) per common share attributable to Cardinal Health, Inc.
Basic	$1.00	$0.27	$1.27	$(3.35)	$(0.02)	$(3.37)
Diluted	1.00	0.26	1.26	(3.35)	(0.02)	(3.37)

Cardinal Health | Fiscal 2024 Form 10-K	57

Notes to Financial Statements

The following tables set forth our revisions to the consolidated statements of comprehensive income/(loss) for fiscal 2023 and 2022.

	Fiscal 2023			Fiscal 2022
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net earnings/(loss)	$262	$69	$331	$(932)	$(5)	$(937)
Total comprehensive income/(loss), net of tax	225	69	294	(1,012)	(5)	(1,017)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	224	69	293	(1,013)	(5)	(1,018)

The following tables set forth our revisions to the consolidated balance sheets for fiscal 2023.

	June 30, 2023
(in millions)	As Reported	Adjustment	As Revised
Cash and equivalents	$4,043	$33	$4,076
Trade receivables, net	11,344	(236)	11,108
Inventories, net	15,940	179	16,119
Prepaid expenses and other	2,362	(68)	2,294
Assets held for sale	144	(4)	140
Total current assets	33,833	(96)	33,737
Property and equipment, net	2,462	(1)	2,461
Goodwill and other intangibles, net	6,081	4	6,085
Other assets	1,041	25	1,066
Total assets	43,417	(68)	43,349
Accounts payable	29,813	121	29,934
Other accrued liabilities	3,059	(87)	2,972
Total current liabilities	33,706	34	33,740
Deferred income taxes and other liabilities	8,653	4	8,657
Common shares, without par value	2,747	(1)	2,746
Accumulated deficit	(534)	(108)	(642)
Common shares in treasury, at cost: 83 million shares and 76 million shares at June 30, 2024 and 2023, respectively	(4,914)	3	(4,911)
Total Cardinal Health, Inc. shareholders' deficit	(2,852)	(106)	(2,958)
Total shareholders’ deficit	(2,851)	(106)	(2,957)
Total liabilities and shareholders’ deficit	43,417	(68)	43,349

The following tables set forth our revisions to the consolidated statements of shareholders' equity/(deficit) for fiscal 2023 and 2022.

	Common Shares			Retained Earnings/(Accumulated Deficit)			Treasury Shares			Total Shareholders' Deficit
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at June 30, 2021	$2,806	$—	$2,806	$1,205	$(172)	$1,033	$(2,186)	$1	$(2,185)	$1,794	$(171)	$1,623
Net earnings	—	—	—	(933)	(5)	(938)	—	—	—	(932)	(5)	(937)
Employee stock plans activity, net of shares withheld for employee taxes	7	—	7	—	—	—	58	(1)	57	65	(1)	64
Other	—	—	—	—	1	1	—	—	—	(1)	1	—
Balance at June 30, 2022	2,813	—	2,813	(280)	(176)	(456)	(3,128)	—	(3,128)	(706)	(176)	(882)
Net earnings	—	—	—	261	69	330	—	—	—	262	69	331
Employee stock plans activity, net of shares withheld for employee taxes	(66)	99	33	—	—	—	121	3	124	55	102	157
Share repurchase program activity	—	(100)	(100)	—	—	—	(1,907)	—	(1,907)	(1,907)	(100)	(2,007)
Other	—	—	—	—	(1)	(1)	—	—	—	—	(1)	(1)
Balance at June 30, 2023	2,747	(1)	2,746	(534)	(108)	(642)	(4,914)	3	(4,911)	(2,851)	(106)	(2,957)

58	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
The following tables set forth our revisions to the consolidated statements of cash flows for fiscal 2023 and 2022.

	Fiscal 2023			Fiscal 2022
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Net earnings/(loss)	$262	$69	$331	$(932)	$(5)	$(937)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Impairments and (gain)/loss on disposal of assets, net	1,250	(4)	1,246	2,050	10	2,060
Provision for/(benefit from) deferred income taxes	(31)	(9)	(40)	7	7	14
Provision for bad debts	99	(44)	55	68	(45)	23
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(947)	(3)	(950)	(1,526)	121	(1,405)
Increase in inventories	(340)	(72)	(412)	(1,071)	(133)	(1,204)
Increase in accounts payable	2,718	98	2,816	3,428	127	3,555
Other accrued liabilities and operating items, net	(967)	(30)	(997)	293	(29)	264
Net cash provided by operating activities	2,839	5	2,844	3,122	53	3,175
Net increase/(decrease) in cash and equivalents	(674)	5	(669)	1,310	53	1,363
Cash and equivalents at beginning of period	4,717	28	4,745	3,407	(25)	3,382
Cash and equivalents at end of period	4,043	33	4,076	4,717	28	4,745
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
Updated Segment Reporting Structure
Effective January 1, 2024, we operated under an updated organizational structure and re-aligned our reporting structure under two reportable segments: Pharmaceutical and Specialty Solutions segment and Global Medical Products and Distribution ("GMPD") segment. The remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics, are not significant enough to require separate reportable disclosures and are included in Other. The Pharmaceutical and Specialty Solutions reportable segment consists of all businesses formerly within our Pharmaceutical segment, excluding Nuclear and Precision Health Solutions. The Global Medical Products and Distribution reportable segment consists of all businesses formerly within our Medical segment, excluding at-Home Solutions and OptiFreight® Logistics. Our previously reported segment results have been recast to conform to this re-aligned reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change. See Note 14 for segment results under the new reporting structure.
Cash Equivalents
We consider liquid investments purchased with an initial effective maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables and Allowance for Doubtful Accounts
Trade receivables are reported at their estimated collectible amounts and presented net of an allowance for doubtful accounts of $233 million and $240 million at June 30, 2024 and 2023, respectively. In addition to credit losses, the allowance also includes reserves related to customer disputes and late fees billed to customers, which are recognized within our consolidated statements of earnings/(loss) as reductions of revenue. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, and consider historical experience, pricing discrepancies, the current economic environment, customer credit ratings or bankruptcies and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $43 million (current portion $14 million) and $56 million (current portion $9 million) at June 30, 2024 and 2023, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable

Cardinal Health | Fiscal 2024 Form 10-K	59

Notes to Financial Statements
allowance for doubtful accounts were $3 million and $6 million at June 30, 2024 and 2023, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the creditworthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
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
Major Customers
CVS Health Corporation ("CVS Health") and OptumRx are our only customers that individually accounted for at least 10 percent of revenue and/or gross trade receivables in fiscal 2024. These customers were primarily serviced through our Pharmaceutical and Specialty Solutions segment. Our pharmaceutical distribution contracts with OptumRx expired at the end of June 2024.
The following table summarizes historical percent of revenue and gross trade receivables from CVS Health and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2024	2023	2022	2024	2023
CVS Health	24%	25%	25%	22%	23%
OptumRx	17%	16%	16%	6%	6%
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 16 percent, 15 percent and 19 percent of revenue for fiscal 2024, 2023 and 2022, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A portion of our inventories (50 percent and 54 percent at June 30, 2024 and 2023, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharmaceutical and Specialty Solutions segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
At June 30, 2024 and 2023, respectively, inventories valued at LIFO cost were $749 million and $476 million higher than the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2024 or 2023.
Our remaining inventory, including inventory in our GMPD segment and certain inventory in our Pharmaceutical and Specialty Solutions segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $149 million and $139 million at June 30, 2024 and 2023, respectively.
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

60	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
maintenance and all other post-implementation stage activities are expensed as they are incurred.
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including finance lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; capitalized software held for internal use—3 to 7 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization of capitalized software of $470 million, $441 million and $412 million for fiscal 2024, 2023 and 2022, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2024	2023
Land, building and improvements	$1,879	$1,789
Machinery and equipment	2,367	2,190
Capitalized software held for internal use	1,744	1,690
Furniture and fixtures	128	125
Construction in progress	577	516
Total property and equipment, at cost	6,695	6,310
Accumulated depreciation and amortization	(4,166)	(3,849)
Property and equipment, net	$2,529	$2,461

Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 5 percent at June 30, 2024. The amount of capitalized interest was immaterial for all periods presented.
Business Combinations
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Critical estimates and assumptions include: expected future cash flows for customer relationships, trade names, developed technology and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates, discount periods and probabilities assigned to various potential business result scenarios. See Note 2 for additional information regarding our acquisitions.
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
Effective January 1, 2024, we implemented a new enterprise operating and segment reporting structure. Refer to the "Updated Segment Reporting Structure" section within this Note for additional information. This change in segment structure resulted in changes to the composition of our former Medical operating segment excluding at-Home Solutions reporting unit ("Medical Unit"). Effective January 1, 2024, our reporting units are: Pharmaceutical and Specialty Solutions, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics. GMPD and OptiFreight® Logistics comprised our former Medical Unit.
Fair value can be determined using market, income or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. During fiscal 2024, discount rates used in our reporting unit valuations ranged from 10 to 11.5 percent. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units. To further confirm fair value, we compare the aggregate fair value of our

Cardinal Health | Fiscal 2024 Form 10-K	61

Notes to Financial Statements
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
In fiscal 2024, 2023 and 2022, we performed annual impairment testing and concluded that there were no impairments of goodwill for Pharmaceutical and Specialty Solutions, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics. However, there was a decline in the at-Home Solutions' estimated fair value resulting in the fair value exceeding the carrying amount by less than 1 percent during our fiscal 2024 annual impairment test. The decrease in at-Home Solutions' estimated fair value was primarily due to changes in operating expense estimates to better reflect the fair value from an external perspective. The fair values of the other three reporting units substantially exceeded their carrying amounts.
As discussed further in Note 5, during fiscal 2024, 2023 and 2022, we recognized goodwill impairment charges of $675 million, $1.2 billion and $2.1 billion, respectively, related to GMPD. These impairment charges are included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss). See Note 9 for additional information regarding tax benefits related to these goodwill impairment charges. GMPD's goodwill balance was fully impaired as of March 31, 2024, therefore, no impairment test was required for this reporting unit during our fiscal 2024 annual impairment testing.
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
On May 24, 2024, we signed an agreement to sell the West Campus Dublin, Ohio office space. The transaction is subject to certain contingencies. At June 30, 2024, we met the criteria for the related assets to be classified as held for sale. No loss was recognized during fiscal 2024 due to the expected net proceeds exceeding the carrying value of the related assets.
On June 5, 2023, we signed a definitive agreement to contribute our Outcomes™ business to Transaction Data Systems ("TDS"), a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. Upon signing the agreement, we met the criteria for the related assets and liabilities of the Outcomes™ business to be classified as held for sale. The transaction closed on July 10, 2023. See Note 3 for additional information.
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

62	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable.
Our lease agreements contain lease components and non-lease components. For all asset classes, we have elected to account for both of these components as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the consolidated financial statements at or for the fiscal years ended June 30, 2024, 2023 and 2022.
We apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2024, 2023 and 2022 was immaterial.
Our leases have remaining lease terms from less than 1 year up to approximately 18 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
See Note 6 for additional information regarding leases.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. These disputes are researched and resolved based upon the findings of the research performed. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically update our reserve estimates to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. Adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements and specific vendor issues. Vendor reserves were $112 million and $117 million at June 30, 2024 and 2023 respectively, excluding third-party returns. See "Third-Party Returns" section within this Note for a description of third-party returns.
Distribution Services Agreement and Other Vendor Fees
Our Pharmaceutical and Specialty Solutions segment recognizes fees received from distribution services agreements and other fees received from vendors related to the purchase or distribution of the vendors’ inventory when those fees have been earned and we are entitled to payment. Since the benefit provided to a vendor is related to the purchase and distribution of the vendor’s inventory, we recognize the fees as a reduction in the carrying value of the inventory that generated the fees, and as such, a reduction of cost of products sold in our consolidated statements of earnings/(loss) when the inventory is sold.
Loss Contingencies and Self-Insurance
Loss Contingencies
We accrue for contingencies related to disputes, litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In connection with the opioid litigation as described further in Note 8, we recorded pre-tax charges of $5.63 billion during fiscal 2021, which were retained at Corporate. In February 2022, we and two other national distributors announced that each company had determined that a sufficient number of political subdivisions had agreed to participate in the previously disclosed settlement agreement (the "National Opioid Settlement Agreement") to settle the vast majority of the opioid lawsuits filed by states and local governmental entities. This National Opioid Settlement Agreement became effective on April 2, 2022.
We have reached agreements in principle with counsel representing classes of third-party payors and acute care hospitals, and we are engaged in resolution discussions with the City of Baltimore. In connection with these matters, as of June 30, 2024, we have accrued $363 million, which reflects our current estimate of probable loss for these matters. The agreements in principle remain subject to contingencies.
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
The amount of ultimate loss may differ materially from these estimates. We recognize these estimated loss contingencies, income from favorable resolution of litigation and certain defense costs in litigation (recoveries)/charges, net in our consolidated statements of earnings/(loss). See Note 8 for additional information regarding loss contingencies and product liability lawsuits.
Self-Insurance
We self-insure for employee healthcare, general liability, certain product liability matters, auto liability, property and workers' compensation. Self-insurance accruals include an estimate for expected settlements or pending claims, defense costs,

Cardinal Health | Fiscal 2024 Form 10-K	63

Notes to Financial Statements
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
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. There were no material obligations at June 30, 2024.
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
See Note 9 for additional information regarding income taxes.
Other Accrued Liabilities
Other accrued liabilities represent various current obligations, including certain accrued operating expenses, accrued rebates and taxes payable.
Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income and net assets that is not attributable to Cardinal Health, Inc.
Share-Based Compensation
Share-based compensation provided to employees is recognized in the consolidated statements of earnings/(loss) based on the grant date fair value of the awards. The fair value of restricted share units ("RSUs") is determined by the grant date market price of our common shares. The fair value of performance share units ("PSUs"), which include a market-based condition, is determined using a Monte Carlo valuation model. The key assumptions for the Monte Carlo valuation model are as follows:

Award Year	Risk-Free Interest Rate (2)	Expected Volatility (3)
2022	5.28%	22.77%
2023	3.12%	32.41%
2023 Modified (1)	5.13%	26.58%
2024	4.66%	23.99%
(1)    There was a modification of prior year awards in fiscal 2024 that required a new Monte Carlo Simulation valuation model.
(2)    Based on the U.S. Treasury yields over a term comparable to the remaining performance period.
(3)    Based on historical volatility and implied volatility indications.
The compensation expense associated with nonvested PSUs is dependent on our periodic assessment of the probability of the performance goals being achieved. Based on the extent to which the performance goals are achieved and the Company's total shareholder return ("TSR") relative to the S&P 500 Health Care Index, vested shares may range from zero to 240 percent of the target award amount. Compensation expense is recognized regardless of the extent to which the market-based condition, the Company's relative TSR, is satisfied.

64	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
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
Dividends
We paid cash dividends per common share of $2.00, $1.98 and $1.96 in fiscal 2024, 2023 and 2022, respectively.
Revenue Recognition
We recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of goods or services to customers.
Revenue in Pharmaceutical and Specialty Solutions, GMPD, Nuclear and Precision Health Solutions and at-Home Solutions operating segments is primarily related to the distribution of pharmaceutical and medical products, which include both manufactured and sourced products, and we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. OptiFreight® Logistics revenue is related to shipping, freight management and logistics management services. Service revenues are recognized over the period that services are provided to the customer. Revenues derived from services from all segments are immaterial for all periods presented.
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
In connection with the preparation of our Consolidated Financial Statements for fiscal 2024, we identified an accounting error related to revenue recognition from third party payors within the at-Home Solutions operating segment. We have revised our prior period financial statements to correct this error, as well as other unrelated immaterial errors, including an adjustment to an uncertain tax position. These revisions impacted each quarter of fiscal 2022, 2023 and 2024.
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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2024 and 2023, the accrual for estimated sales returns and allowances was $441 million and $474 million, respectively, which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.2 billion, $2.2 billion and $2.4 billion, for fiscal 2024, 2023 and 2022, respectively, and the net impact on net earnings/(loss) in the consolidated statements of earnings/(loss) was immaterial in fiscal 2024, 2023 and 2022.
Third-Party Returns
We generally do not accept non-merchantable pharmaceutical product returns from our customers, so many of our customers return non-merchantable pharmaceutical products to the manufacturer through third parties. Since our customers generally do not have a direct relationship with manufacturers, our vendors pass the value of such returns to us (usually in the form of an accounts payable deduction). We, in turn, pass the value received to our customer. In certain instances, we pass the estimated value of the return to our customer prior to our receipt of the value from the vendor. Although we believe we have satisfactory protections, from time to time, we become subject to claims from customers or vendors that our administration of this overall process is deficient in some respect or our contractual terms with vendors are in conflict with our contractual terms with our customers. We maintain reserves for some of these situations based on their nature and our historical experience with their resolution.
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings/(loss) and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $866 million, $835 million and $756 million, for fiscal 2024, 2023 and 2022, respectively.
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

Cardinal Health | Fiscal 2024 Form 10-K	65

Notes to Financial Statements
Also included within restructuring and employee severance are employee severance costs that are not incurred in connection with a restructuring activity. See Note 4 for additional information regarding our restructuring activities.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2024 and 2023 are presented in Note 12. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings/(loss) in the respective financial statement line item.
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
Recently Adopted Financial Accounting Standards
There were no accounting standards adopted in fiscal 2024 that had a material impact on our consolidated financial statements.
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

66	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
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
The pro forma results of operations and the results of operations for Specialty Networks have not been separately disclosed because the effects were not significant compared to the consolidated financial statements.
Transaction costs associated with the Specialty Networks acquisition were $16 million during the fiscal year ended June 30, 2024, and are included in amortization and other acquisition-related costs in the consolidated statements of earnings/(loss).
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of Specialty Networks is not yet finalized and is subject to adjustment as we complete the valuation analysis of the acquisition. The purchase price is also subject to adjustment based on working capital requirements as set forth in the acquisition agreement.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The estimated fair value of the identifiable intangible assets was determined using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an appropriate rate of return. The discount rate used to arrive at the present value of the identifiable intangible assets was 10 percent and reflects the internal rate of return and uncertainty in the cash flow projections.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Specialty Networks:

(in millions)	Specialty Networks
Identifiable intangible assets:
Customer relationships (1)	$480
Trade names (2)	15
Developed technology and Other (3)	25
Total identifiable intangible assets acquired	520

Identifiable net assets/(liabilities):
Cash and equivalents	23
Trade receivables, net	17
Prepaid expenses and other	2
Other accrued liabilities	(15)
Deferred income taxes and other liabilities	(127)
Total identifiable net assets/(liabilities) acquired	420
Goodwill	793
Total net assets acquired	$1,213
(1)    The weighted-average useful life of customer relationships is 15 years.
(2)    The weighted-average useful life of trade names is 8 years.
(3)    The weighted-average useful life of developed technology and other is 8 years.

3. Divestitures
Outcomes
On June 5, 2023, we signed a definitive agreement to contribute the Outcomes™ business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. The transaction closed on July 10, 2023 and we recognized a pre-tax gain of $53 million in fiscal 2024, which was included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss). This gain includes our initial recognition of an equity method investment in the combined entity

Cardinal Health | Fiscal 2024 Form 10-K	67

Notes to Financial Statements
for $147 million, which was recorded in Other Assets in our consolidated balance sheets.
We determined that the divestiture of the Outcomes™ business does not meet the criteria to be classified as discontinued operations. The Outcomes™ business operated within our former Pharmaceutical segment and its results before the divestiture are reflected within the Pharmaceutical and Specialty Solutions segment.
Cordis
In August 2021, we sold the Cordis business to Hellman & Friedman for proceeds of $923 million, net of cash transferred, and we retained certain working capital accounts and certain liabilities. Cardinal Health retained product liability associated with lawsuits and claims related to IVC filters in the U.S. and Canada, as well as authority for these matters discussed in Note 8. The Cordis business operated within our former Medical segment. We determined that the sale of the Cordis business did not meet the criteria to be classified as discontinued operations. In connection with the divestiture, we recognized a $51 million pre-tax loss in impairments and (gain)/loss on disposal of assets, net in our consolidated statement of earnings/(loss) in fiscal 2021.
4. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

(in millions)	2024	2023	2022
Employee-related costs	$95	$39	$35
Facility exit and other costs	80	56	66
Total restructuring and employee severance	$175	$95	$101
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
Restructuring and employee severance costs in fiscal 2024, 2023 and 2022 include costs related to the implementation of certain enterprise-wide cost-savings measures, which include certain initiatives to rationalize our manufacturing operations. The increase in fiscal 2024 restructuring and employee severance are primarily due to estimated severance costs related to these cost-savings measures and costs related to certain projects resulting from the reviews of our strategy, portfolio, capital-allocation framework and operations. During fiscal 2023 and 2022, restructuring and employee severance included costs related to the divestiture of the Cordis business. During fiscal 2022, restructuring also included facility-exit costs related to decreasing our overall office space.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2022	$56	$10	$66
Additions	35	8	43
Payments and other adjustments	(47)	(16)	(63)
Balance at June 30, 2023	44	2	46
Additions	74	13	87
Payments and other adjustments	(26)	(10)	(36)
Balance at June 30, 2024	$92	$5	$97
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the two reportable segments and the remaining operating segments, included in Other and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution (1)	Other (2) (3) (4)	Total
Balance at June 30, 2022 (5)	$2,787	$1,899	$1,170	$5,856
Goodwill acquired, net of purchase price adjustments	—	15	—	15
Foreign currency translation adjustments and other	(1)	(6)	—	(7)
Goodwill Impairment	—	(1,227)	—	(1,227)
Outcomes goodwill reclassified to assets held for sale	(24)	—	—	(24)
Balance at June 30, 2023	$2,762	$681	$1,170	$4,613
Goodwill acquired, net of purchase price adjustments	793	(3)	—	790
Foreign currency translation adjustments and other	—	(3)	—	(3)
Goodwill Impairment	—	(675)	—	(675)
Balance at June 30, 2024	$3,555	$—	$1,170	$4,725
(1)    Prior-period goodwill impairment charges related to the former Medical segment were allocated to the GMPD segment. At June 30, 2024 and 2023, the GMPD segment accumulated goodwill impairment loss was $5.4 billion and $4.7 billion, respectively.
(2)    Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
(3)    At June 30, 2024 and 2023, Other accumulated goodwill impairment loss was $829 million which was related to Nuclear and Precision Health Solutions.
(4)    Reflects $48 million allocated to OptiFreight® Logistics.

Cardinal Health | Fiscal 2024 Form 10-K	68

Notes to Financial Statements

(5)    Reflects a $110 million reclassification between Pharmaceutical and Specialty Solutions and Other, which does not impact our previously reported consolidated financial statements or results of our impairment tests.
The increase in the Pharmaceutical and Specialty Solutions segment goodwill is due to the Specialty Networks acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from anticipated growth from new technology capabilities, synergies of integrating this business and the assembled workforce of the acquired entity.
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
During the three months ended December 31, 2023, we did not identify any indicators of impairment within our reporting units. During the three months ended September 30, 2023, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the former Medical Unit due to an increase in the risk-free interest rate used in the discount rate. The carrying amount exceeded the fair value, which resulted in a pre-tax impairment charge of $585 million for the former Medical Unit, which was recognized during the three months ended September 30, 2023 and is included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss). This impairment charge was driven by an increase of 1 percent in the discount rate primarily due to an increase in the risk-free interest rate.
During fiscal 2023 and 2022, we performed quantitative goodwill impairment testing for the former Medical Unit which resulted in cumulative pre-tax impairment charges $1.2 billion and $2.1 billion, respectively, which were included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings/(loss).
In connection with the divestiture of the Outcomes business, during fiscal 2023, we allocated and reclassified $24 million of goodwill from the Pharmaceutical and Specialty Solutions operating segment to the Outcomes disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that was retained.
Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2024
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A
Definite-life intangibles:
Customer relationships	3,628	2,431	1,197	11
Trademarks, trade names and patents	561	408	153	7
Developed technology and other	1,047	684	363	7
Total definite-life intangibles	5,236	3,523	1,713	10
Total other intangible assets	$5,248	$3,523	$1,725	N/A

	2023
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$11	$—	$11
Total indefinite-life intangibles	11	—	11
Definite-life intangibles:
Customer relationships	3,174	2,274	900
Trademarks, trade names and patents	546	380	166
Developed technology and other	1,021	626	395
Total definite-life intangibles	4,741	3,280	1,461
Total other intangible assets	$4,752	$3,280	$1,472
The increase in definite-life intangibles is due to the Specialty Networks acquisition. Total amortization of intangible assets was $264 million, $281 million and $311 million for fiscal 2024, 2023 and 2022, respectively. The estimated annual amortization for intangible assets for fiscal 2025 through 2029 is as follows: $255 million, $244 million, $217 million, $190 million and $186 million.

Cardinal Health | Fiscal 2024 Form 10-K	69

Notes to Financial Statements

6. Leases
The following table summarizes the components of lease cost:

(in millions)	2024	2023	2022
Operating lease cost	$120	$112	$117
Finance lease cost	39	31	23
Variable lease cost	31	21	13
Total lease cost	$190	$164	$153
Variable lease cost primarily includes payments for property taxes, maintenance and insurance.
The following table summarizes supplemental balance sheet and other information related to leases at June 30:

(in millions)	2024	2023
Operating Leases
Operating lease right-of-use assets	$475	$435

Current portion of operating lease liabilities	117	100
Long-term operating lease liabilities	400	375
Total operating lease liabilities	517	475

Finance Leases
Finance lease right-of-use assets	102	82

Current portion of finance lease liabilities	33	27
Long-term finance lease liabilities	75	59
Total finance lease liabilities	$108	$86

Weighted-average remaining lease term (years)
Operating leases	5.5 years	5.7 years
Finance leases	4.1 years	4.1 years

Weighted-average discount rate
Operating leases	4.1%	3.6%
Finance leases	4.4%	3.1%
Operating leases are included in other assets, other accrued liabilities and deferred income taxes and other liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings and long-term obligations, less current portion in our consolidated balance sheets.
The following table summarizes supplemental cash flow information related to leases:

(in millions)	2024	2023	2022
Cash paid for lease liabilities:
Operating cash flows paid for operating leases	$124	$119	$123
Financing cash flows paid for finance leases	36	31	21
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	143	75	101
New finance leases	55	42	28
Future lease payments under non-cancellable leases as of June 30, 2024 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
2025	$134	$37	$171
2026	114	30	144
2027	96	22	118
2028	78	13	91
2029	52	7	59
Thereafter	102	9	111
Total future lease payments	576	118	694
Less: imputed interest	59	10	69
Total lease liabilities	$517	$108	$625
7. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2024	2023
3.079% Notes due 2024	$—	$764
3.5% Notes due 2024	401	404
3.75% Notes due 2025	507	513
3.41% Notes due 2027	1,191	1,184
5.125% Notes due 2029	644	—
5.45% Notes due 2034	491	—
4.6% Notes due 2043	308	306
4.5% Notes due 2044	330	331
4.9% Notes due 2045	423	428
4.368% Notes due 2047	563	561
7.0% Debentures due 2026	124	124
Other Obligations	110	86
Total	5,092	4,701
Less: current portion of long-term obligations and other short-term borrowings	434	792
Long-term obligations, less current portion	$4,658	$3,909
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2025 through 2029 and thereafter are as

70	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements

follows: $438 million, $537 million, $1.3 billion, $13 million, $651 million and $2.1 billion.
Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $31.8 billion and $29.9 billion at June 30, 2024 and 2023, respectively.
During fiscal 2024, we issued additional debt with the aggregate principal amount of $1.15 billion to fund the repayment of all of the aggregate principal amount outstanding of our 3.5% Notes due 2024 and 3.079% Notes due 2024, at their respective maturities, and for general corporate purposes. During fiscal 2024, we repaid the full principal of $750 million of the 3.079% Notes due 2024 at maturity. The notes issued are $650 million aggregate principal amount of 5.125% Notes that mature on February 15, 2029 and $500 million aggregate principal amount of 5.45% Notes that mature on February 15, 2034. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs were $1.14 billion. A portion of the proceeds was invested in short-term time deposits of $550 million with initial effective maturities of more than three months. At June 30, 2024, we had $200 million remaining in those short-term time deposits and classified as prepaid expenses and other in our consolidated balance sheets.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2024, we were in compliance with this financial covenant.
At June 30, 2024 and 2023, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $1 million at both June 30, 2024 and 2023.
During fiscal 2024, we had a daily maximum amount outstanding under our commercial paper and committed receivables programs of $1.3 billion.
We had no amounts outstanding as of June 30, 2024 under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $31 million at both June 30, 2024 and 2023.
We had no amounts outstanding under the commercial paper program as of June 30, 2024 and 2023.
The $110 million and $86 million balance of other obligations at June 30, 2024 and 2023, respectively, consisted of finance leases and short-term borrowings.

Cardinal Health | Fiscal 2024 Form 10-K	71

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
Contingencies
New York Opioid Stewardship Act
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Act (the "OSA"), which created an aggregate $100 million annual assessment on all manufacturers and distributors licensed to sell or distribute opioids in New York. Under the OSA, each licensed manufacturer and distributor was required to pay a portion of the assessment based on its share of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year, beginning in 2017. Subsequently, New York passed a new statute that modified the assessment going forward and limited the OSA to two years (2017 and 2018).
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. In connection with the OSA, we recorded an aggregate accrual of $41 million for calendar years 2017 and 2018 during fiscal 2021 based on the probable estimated payment amount. In the second quarter of fiscal 2022, we paid the State of New York $20 million, our portion of the assessment for calendar year 2017. At June 30, 2022, we had an accrual of $20 million, which represented our estimate of our portion of the assessment for calendar year 2018. During fiscal 2023, we recorded $6 million of income to reduce the previously estimated accrual to the invoiced amount for the calendar year 2018 assessment and we paid $11 million. At June 30, 2023, we had an outstanding liability of $3 million, which represented our best estimate of the remaining amount owed for calendar year 2018, and which was paid in full during the first quarter of fiscal 2024.
We, and other distributors, challenged the OSA as unconstitutional. In May 2024, the New York Appellate Division held that the 2017 assessment was unconstitutionally retroactive, directing a refund of assessments paid for calendar year 2017, but upheld the 2018 assessment. Both parties have appealed the decision of the New York Appellate Division to the New York Court of Appeals, the state's highest court. We have not recorded a receivable for any possible recoveries related to these assessments.
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
We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of

72	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
litigation in litigation (recoveries)/charges, net in our consolidated statements of earnings/(loss); however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit. For example, in the second quarter of fiscal 2022, our former Pharmaceutical segment profit was positively impacted by a $16 million judgment for lost profits related to an ordinary course intellectual property rights claim.
Opioid Lawsuits and Investigations
Cardinal Health, other pharmaceutical wholesalers and other participants in the pharmaceutical supply chain have been named as defendants in lawsuits related to the distribution of opioid pain medications. These lawsuits seek equitable relief and monetary damages based on a variety of legal theories, including various common law claims, such as public nuisance, negligence, unjust enrichment, personal injury, as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. Plaintiffs in these lawsuits include governmental entities, as well as private parties, such as unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals.
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
In total, as of June 30, 2024, we have $5.4 billion accrued for these matters, of which $643 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our consolidated balance sheets. During fiscal 2024, we recognized expense of $340 million in connection with opioid-related matters, including agreements in principle with counsel representing classes of third-party payors and acute care hospitals, the case brought by the City of Baltimore, and a settlement with the State of Alabama. This expense was partially offset by a benefit of $105 million related to prepayments at a prenegotiated discount of certain future payments totaling $344 million.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits and none of these agreements described below is an admission of liability or wrongdoing. Please see below for additional description of these matters.
States & Political Subdivisions
In 2022, we along with two other national distributors (collectively, the "Distributors") entered into the National Opioid Settlement Agreement to settle the vast majority of opioid lawsuits and claims brought by states and political subdivisions. In addition to the Distributors, parties to the National Opioid Settlement Agreement include 48 states, the District of Columbia and 5 U.S. territories. Over 99 percent of political subdivisions in settling states (by population as calculated under the National Opioid Settlement Agreement) that had brought opioid-related suits against us have chosen to join the National Opioid Settlement Agreement or have had their claims addressed by state legislation (together with settling states and territories, the “Settling Governmental Entities").
In February 2024, we finalized an agreement with the Alabama Attorney General, under which we agreed to pay approximately $123 million to the State of Alabama over a period of ten years to resolve opioid-related claims brought by the State and its political subdivisions (the "Alabama Settlement"). During fiscal 2024, we recognized a $22 million charge in litigation (recoveries)/charge, net in the consolidated statements of earnings/(loss) related to this agreement. Including the National Opioid Settlement Agreement, the Alabama Settlement and a prior settlement with the State of West Virginia, we have now resolved opioid-related claims brought by all 50 states and the District of Columbia.
Under the National Opioid Settlement Agreement, through July 2024, we have paid the Settling Governmental Entities approximately $1.9 billion which includes the January 2024 prepayment of certain future payment amounts described below. We expect to pay Settling Governmental Entities additional amounts up to $4.4 billion through 2038. The National Opioid Settlement Agreement also includes injunctive relief terms related to distributors’ controlled substance anti-diversion programs. A monitor is overseeing compliance with these provisions until 2027. In addition, the Distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund for 10 years. As a result of the National Opioid Settlement Agreement, the vast majority of lawsuits brought against us by political subdivisions have been dismissed. We continue to engage in resolution discussions with certain nonparticipating political subdivisions. A trial in the case brought by the city of Baltimore, which is the largest remaining nonparticipating subdivision by population, is scheduled to begin in September 2024. We intend to defend ourselves vigorously against all remaining lawsuits.
Other Settlements
West Virginia subdivisions and Native American tribes were not a part of the National Opioid Settlement Agreement. In July 2022, a judgment in favor of the Distributors was entered in bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington Plaintiffs have appealed this decision to the Fourth Circuit Court of Appeals.

Cardinal Health | Fiscal 2024 Form 10-K	73

Notes to Financial Statements
In 2022, we entered into separate agreements to settle the opioid-related claims of the majority of remaining West Virginia subdivisions and Native American Tribes for approximately $124 million over eleven years and $136 million over five years, respectively.
Prepayment of Future Payment Years
In January 2024, we made payments of approximately $239 million to prepay at a prenegotiated discount of certain future payment amounts totaling approximately $344 million owed under each of the National Opioid Settlement Agreement and the settlement agreements with West Virginia subdivisions, Native American tribes and Cherokee Nation. The majority of the prepayment relates to the seventh annual payment as due under the National Opioid Settlement Agreement. As a result of these prepayments, we recognized income of approximately $105 million in litigation charges/(recoveries), net in our consolidated statements of earnings/(loss) during fiscal 2024.
Private Plaintiffs
The National Opioid Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals alleging personal injury. Lawsuits brought by private plaintiffs that were pending as of August 7, 2024 were approximately 371. Of these, 98 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are engaged in resolution discussions with certain private plaintiffs and have reached agreements in principle with counsel representing classes of third-party payors and acute care hospitals and have accrued $213 million in connection with those matters, which represents our anticipated share of those settlements. The agreements in principle remain subject to contingencies. A trial involving eight hospital plaintiffs scheduled to begin in Alabama in July 2024 was stayed pending finalization of the proposed settlement.
A trial in a case involving 21 plaintiffs began in state court in Georgia in January 2023 and concluded in March 2023 with a verdict for the company and other defendants on all claims. In July 2023, the judge denied the plaintiffs' motion for a new trial. Plaintiffs have filed a notice of appeal and defendants have filed a notice of cross-appeal. We are vigorously defending ourselves in all of these matters.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. During fiscal 2024, we received approximately $34 million in insurance recoveries related to these matters. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of June 30, 2024.
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
Cordis IVC Filter Matters
We have been named as a defendant in product liability lawsuits coordinated in Alameda County Superior Court in California involving claims by plaintiffs that allege personal injuries associated with the use of inferior vena cava ("IVC") filter products. These lawsuits sought a variety of remedies, including unspecified monetary damages. The divestiture of the Cordis business did not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve approximately 4,375 claims for $275 million. This settlement agreement is subject to certain conditions, including certain opt-in thresholds. Between May and September 2023, we made settlement payments totaling $275 million into a qualified settlement fund, which will be disbursed to the plaintiffs if required conditions are satisfied. Since July 2021, while we have entered into agreements to settle the vast majority of IVC-related product liability claims, these settlements will not resolve all of them, and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
We recognized income of $103 million during fiscal 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At June 30, 2024, we had a total of $291 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our consolidated balance sheets.
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers and improperly engaged in customer allocation. In May 2020, the court granted our motion to dismiss. In July 2022, the indirect purchasers filed an amended complaint and in August 2022, we filed a motion to dismiss the amended complaint. We are vigorously defending ourselves in this matter, which remains pending as of June 30, 2024.

74	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $117 million, $130 million and $18 million during fiscal 2024, 2023 and 2022, respectively.
9. Income Taxes
Earnings/(Loss) before Income Taxes and Provision for/(Benefit From) Income Taxes
The following table summarizes earnings/(loss) before income taxes:

(in millions)	2024	2023	2022
U.S. operations	$892	$316	$(1,015)
Non-U.S. operations	309	347	231
Earnings/(loss) before income taxes	$1,201	$663	$(784)
The following table summarizes the components of provision for/(benefit from) income taxes:

(in millions)	2024	2023	2022
Current:
Federal	$305	$219	$16
State and local	68	69	30
Non-U.S.	79	84	93
Total current	$452	$372	$139

Deferred:
Federal	$(89)	$(23)	$42
State and local	12	11	(27)
Non-U.S.	(27)	(28)	(1)
Total deferred	$(104)	$(40)	$14
Provision for/(benefit from) income taxes	$348	$332	$153

Tax Effects of Goodwill Impairment Charges
During fiscal 2024, 2023 and 2022, we recognized cumulative pre-tax goodwill impairment charges of $675 million, $1.2 billion and $2.1 billion, respectively, related to GMPD. The net tax benefits related to these charges were $58 million, $92 million and $140 million during fiscal 2024, 2023 and 2022, respectively.

Effective Tax Rate
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate:

	2024	2023	2022
Provision at Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.1	6.5	2.0
Tax effect of foreign operations	(1.6)	(5.4)	4.7
Nondeductible/nontaxable items	(0.1)	(1.1)	1.2
Impact of Divestitures	—	(1.9)	(4.8)
Withholding Taxes	1.0	1.0	(1.1)
Change in Valuation Allowances	(1.1)	(5.1)	3.5
US Taxes on International Income (2)	(2.1)	0.6	1.9
Impact of Resolutions with IRS and other related matters	0.4	0.3	1.6
Opioid litigation	1.0	0.1	(0.5)
Goodwill Impairment	8.7	33.8	(49.9)
Other	(1.4)	0.2	0.9
Effective income tax rate	28.9%	50.0%	(19.5)%
(1)    This table reflects fiscal 2024 and 2023 pretax income with tax expense, fiscal 2022 pretax loss with tax expense.
(2)    Includes the tax impact of Global Intangible Low-Taxed Income ("GILTI") tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code.
The income tax rate was 28.9%, 50.0% and (19.5)% in fiscal 2024, 2023 and 2022, respectively. Fluctuations in the effective tax rates are primarily due to the impact of goodwill impairment in each of these fiscal years. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may impact our self-insurance loss, which could negatively impact our financial position.
Our effective tax rate has benefits from negotiated lower than statutory tax rates in select foreign jurisdictions which individually are not material to our effective tax rate but in aggregate had a favorable tax impact of approximately $23 million during fiscal 2024.
As of June 30, 2024, foreign earnings of approximately $1.0 billion are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2024.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.

Cardinal Health | Fiscal 2024 Form 10-K	75

Notes to Financial Statements
The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2024	2023
Deferred income tax assets:
Receivable basis difference	$81	$74
Accrued liabilities	749	704
Share-based compensation	28	29
Loss and tax credit carryforwards	512	672
Deferred tax assets related to uncertain tax positions	45	39
Other	76	58
Total deferred income tax assets	1,491	1,576
Valuation allowance for deferred income tax assets	(300)	(421)
Net deferred income tax assets	$1,191	$1,155

Deferred income tax liabilities:
Inventory basis differences	$(1,122)	$(1,229)
Property-related	(350)	(336)
Goodwill and other intangibles	(710)	(624)
Self-Insurance	(981)	(975)
Total deferred income tax liabilities	$(3,163)	$(3,164)
Net deferred income tax liability	$(1,972)	$(2,009)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction and for uncertain tax positions, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2024	2023
Noncurrent deferred income tax asset (1)	$72	$53
Noncurrent deferred income tax liability (2)	(2,044)	(2,060)
Noncurrent deferred income tax liability transferred to held for sale	—	(2)
Net deferred income tax liability	$(1,972)	$(2,009)
(1)Included in other assets in the consolidated balance sheets.
(2)Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2024 we had gross federal, state and international loss and credit carryforwards of $401 million, $10.7 billion and $1.1 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $512 million. Substantially all of these carryforwards are available for at least three years. Approximately $288 million of the valuation allowance at June 30, 2024 applies to certain federal, state and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
Unrecognized Tax Benefits
We had $981 million, $1.0 billion and $948 million of unrecognized tax benefits at June 30, 2024, 2023 and 2022, respectively. The June 30, 2024, 2023 and 2022 balances include $882 million, $878 million and $866 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2024	2023	2022
Balance at beginning of fiscal year	$1,015	$948	$957
Additions for tax positions of the current year	30	25	7
Additions for tax positions of prior years	28	133	19
Reductions for tax positions of prior years	(87)	(16)	(19)
Settlements with tax authorities	(3)	(73)	(12)
Expiration of the statute of limitations	(2)	(2)	(4)
Balance at end of fiscal year	$981	$1,015	$948

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
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2024, 2023 and 2022, we had $65 million, $65 million and $48 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. As a result of our IRS audit settlements and carryback claim, an immaterial amount of interest was recorded in fiscal 2024, 2023 and 2022.
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

76	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
10. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,442	$—	$—	$1,442
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(87)	—	(87)

	2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,253	$—	$—	$1,253
Other investments (1)	101	—	—	101
Liabilities:
Forward contracts (2)	—	(73)	—	(73)
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
Assets Measured on a Nonrecurring Basis
As discussed further in Note 3, on July 10, 2023, we closed the transaction to contribute the Outcomes™ business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. We accounted for this investment initially at its fair value using Level 3 unobservable inputs under the discounted cash flow method. Accordingly, we recognized a $147 million equity method investment at closing during the first quarter of fiscal 2024, which was recorded in Other Assets in our consolidated balance sheets.

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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2024	2023
Assets:
Cross-currency swap (1)	$12	$23
Foreign currency contracts (1)	1	5
Pay-floating interest rate swaps (1)	3	—
Total assets	$16	$28

Liabilities:
Cross-currency swap (2)	$1	$4
Foreign currency contracts (2)	8	4
Pay-floating interest rate swaps (2)	94	93
Total liabilities	$103	$101

Cardinal Health | Fiscal 2024 Form 10-K	77

Notes to Financial Statements
(1)    Included in other assets in the consolidated balance sheets.
(2)    Included in deferred income taxes and other liabilities in the consolidated balance sheets.
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings/(loss). During fiscal 2024, 2023 and 2022 there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During fiscal 2024, 2023 and 2022, we entered into pay-floating interest rate swaps with total notional amounts of $500 million, $300 million and $600 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets.

The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30:

	2024
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,600	Jun 2027	-	Feb 2031

	2023
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,100	Jun 2027	-	Sep 2030
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2024	2023	2022
Pay-floating interest rate swaps (1)	$2	$(50)	$(44)
Fixed-rate debt (1)	(2)	50	44
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
Losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are $6 million.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2024 and 2023, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, Chinese renminbi, Thai baht and euro.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our GMPD segment.
The following tables summarize the outstanding cash flow hedges at June 30:

	2024
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$401	Jul 2024	-	Jun 2025

	2023
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$376	Jul 2023	-	Jun 2024
The following table summarizes the pre-tax gain/(loss) included in OCI for derivative instruments designated as cash flow hedges:

(in millions)	2024	2023	2022
Foreign currency contracts	$(7)	$(2)	$3
The following table summarizes the pre-tax gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2024	2023	2022
Foreign currency contracts (1)	$1	$9	$5
Foreign currency contracts (2)	4	2	1
Foreign currency contracts (3)	—	1	—
Forward interest rate swaps (4)	2	2	2
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
In June 2024, we terminated the ¥18 billion ($120 million) cross-currency swaps with a maturity date of June 2027 entered into in September 2023, and received net settlements in cash of $6 million, which was recorded in proceeds from net investment hedge terminations in our consolidated statements of cash flows.

78	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements
In September 2023, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2025 and ¥18 billion ($120 million) cross-currency swaps maturing in June 2027.
In September 2023, we terminated the ¥38 billion ($300 million) cross-currency swaps entered into in January 2023 and received net settlement in cash of $28 million, recorded in proceeds from net investment hedge terminations in our consolidated statements of cash flows.
In January 2023, we entered into ¥19 billion ($150 million) cross-currency swaps maturing in September 2025 and ¥19 billion ($150 million) cross-currency swaps maturing in June 2027. In March 2023, we entered into €100 million ($107 million) cross-currency swaps maturing in March 2025, €100 million ($107 million) cross-currency swaps maturing in March 2026.
In January and March 2023, we terminated the ¥48 billion ($400 million) cross-currency swaps entered into in March 2022 and the €200 million ($233 million) cross-currency swap entered into in September 2018, respectively, and received net settlements in cash of $10 million and $19 million, respectively. These were recorded in proceeds from net investment hedge terminations in our consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were a $26 million gain and a $6 million loss during fiscal 2024 and 2023, respectively. Gains recognized in interest expense, net in the consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $14 million and $16 million during fiscal 2024 and 2023, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net in the consolidated statements of earnings/(loss). The principal currencies managed through foreign currency contracts are the euro, Chinese renminbi, Canadian dollar, Indian rupee and British pound.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2024
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$178	Jul 2024

	2023
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$137	Jul 2023
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2024	2023	2022
Foreign currency contracts	$1	$(7)	$—
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable and other accrued liabilities at June 30, 2024 and 2023 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2024	2023
Estimated fair value	$4,891	$4,417
Carrying amount	5,092	4,701
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2024		2023
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$1,600	$(91)	$1,100	$(93)
Foreign currency contracts	579	(7)	513	1
Cross-currency swap	334	11	514	19

Cardinal Health | Fiscal 2024 Form 10-K	79

Notes to Financial Statements

12. Shareholders' Equity/(Deficit)
At June 30, 2024 and 2023, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares.” Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2024 and 2023.
We repurchased $3.8 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2024, 2023 and 2022, as described below. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2024, we repurchased 9.0 million common shares having an aggregate cost of $759 million. We repurchased 0.9 million, 5.7 million and 2.4 million common shares under multiple accelerated share repurchase ("ASR") programs with average prices paid per common share of $91.15, $88.22 and $103.67, respectively. These repurchases began on August 16, 2023 and concluded on December 13, 2023.
During fiscal 2023, we repurchased 24.6 million common shares having an aggregate cost of $2.0 billion. We repurchased 13.6 million, 3.2 million, 3.2 million and 4.6 million common shares under multiple ASR programs with average prices paid per common share of $73.36, $77.50, $77.27 and $87.18, respectively. These repurchases began on September 14, 2022 and concluded on August 16, 2023.
During fiscal 2022, we repurchased 19.5 million common shares having an aggregate cost of $1.0 billion. We repurchased 9.8 million, 6.1 million and 3.6 million common shares under multiple ASR programs with average prices paid per common share of $51.10, $49.39 and $56.02, respectively. These repurchases began on August 18, 2021 and concluded on April 18, 2022.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments and Other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(102)	$(12)	$(114)
Other comprehensive loss, before reclassifications	(35)	12	(23)
Amounts reclassified to earnings	—	(14)	(14)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax benefit of $2 million	(35)	(2)	(37)
Balance at June 30, 2023	(137)	(14)	(151)
Other comprehensive loss, before reclassifications	(1)	(7)	(8)
Amounts reclassified to earnings	—	(8)	(8)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $5 million	(1)	(15)	(16)
Balance at June 30, 2024	$(138)	$(29)	$(167)

13. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the computation of basic and diluted earnings per share attributable to Cardinal Health, Inc.:

(in millions, except per share amounts)	2024	2023	2022
Net earnings/(loss)	$853	$331	$(937)
Net earnings attributable to noncontrolling interest	(1)	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$852	$330	$(938)
Weighted-average common shares–basic	245	261	279
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	2	1	—
Weighted-average common shares–diluted	247	262	279
Basic earnings/(loss) per common share attributable to Cardinal Health, Inc.:	$3.48	$1.27	$(3.37)
Diluted earnings/(loss) per common share attributable to Cardinal Health, Inc.:	3.45	1.26	(3.37)
The potentially dilutive employee stock options, restricted share units and performance share units that were anti-dilutive for fiscal 2024, 2023 and 2022 were 1 million, 2 million and 5 million, respectively. During fiscal 2022, there were 1 million potentially dilutive employee stock options, restricted share units and performance share units, not included in the computation of diluted loss per common share attributable to Cardinal Health, Inc. because their effect would be anti-dilutive as a result of the net loss for the fiscal year.

80	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements

14. Segment Information
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
Our Pharmaceutical and Specialty Solutions segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; and repackages generic pharmaceuticals and over-the-counter healthcare products.
Our GMPD segment manufactures, sources and distributes Cardinal Health brand medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health brand products, this segment also distributes a broad range of medical, surgical and laboratory products known as national brand products to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada.
The remaining three non-reportable operating segments included in Other are Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics. These operating segments respectively operate nuclear pharmacies and radiopharmaceutical manufacturing facilities, distribute medical products to patients' homes in the United States and provide supply chain services and solutions to our customers.

Revenue
The following table presents revenue for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	2024	2023	2022
Pharmaceutical and Specialty Solutions	$210,019	$188,814	$164,596
Global Medical Products and Distribution	12,381	12,222	13,280
Other	4,512	4,021	3,518
Total segment revenue	226,912	205,057	181,394
Corporate (1)	(85)	(78)	(68)
Total revenue	$226,827	$204,979	$181,326
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

(in millions)	2024	2023	2022
Pharmaceutical and Specialty Solutions	$210,019	$188,814	$164,596
Global Medical Products and Distribution	12,381	12,222	13,280
Nuclear and Precision Health Solutions (2)	1,369	1,197	911
at-Home Solutions	2,869	2,584	2,394
OptiFreight® Logistics	274	240	213
Other	4,512	4,021	3,518
Total segment revenue	226,912	205,057	181,394
Corporate (1)	(85)	(78)	(68)
Total revenue	$226,827	$204,979	$181,326
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
(2)Increase in 2023 relates to new product launches and changes in revenue presentation from agent to principal for certain customer contracts.

The following table presents revenue by geographic area:

(in millions)	2024	2023	2022
United States	$225,231	$203,440	$179,471
International	1,681	1,617	1,923
Total segment revenue	226,912	205,057	181,394
Corporate (1)	(85)	(78)	(68)
Total revenue	$226,827	$204,979	$181,326
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

Cardinal Health | Fiscal 2024 Form 10-K	81

Notes to Financial Statements

Segment Profit
We evaluate segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate technology and shared functions expenses, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal and compliance, including certain litigation defense costs. Corporate expenses are allocated to the operating segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.
We do not allocate the following items to our segments:
•last-in first-out, or ("LIFO"), inventory charges/(credits);
•state opioid assessment related to prior fiscal years;
•shareholder cooperation agreement costs;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•impairments and (gain)/loss on disposal of assets, net; in connection with goodwill impairment testing for the GMPD segment as discussed further in Note 5, we recognized pre-tax goodwill impairment charges of $675 million, $1.2 billion and $2.1 billion during fiscal 2024, 2023 and 2022, respectively;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt; or
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $59 million, $35 million and $50 million for fiscal 2024, 2023 and 2022, respectively.
The following table presents segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	2024	2023	2022
Pharmaceutical and Specialty Solutions	$2,015	$1,881	$1,643
Global Medical Products and Distribution	92	(147)	(64)
Other	423	396	390
Total segment profit	2,530	2,130	1,969
Corporate	(1,287)	(1,378)	(2,576)
Total operating earnings/(loss)	$1,243	$752	$(607)

The following tables present depreciation and amortization and additions to property and equipment for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	2024	2023	2022
Pharmaceutical and Specialty Solutions	$184	$194	$170
Global Medical Products and Distribution	205	173	176
Other	79	71	65
Corporate	242	254	281
Total depreciation and amortization	$710	$692	$692

(in millions)	2024	2023	2022
Pharmaceutical and Specialty Solutions	$76	$56	$54
Global Medical Products and Distribution	136	191	135
Other	81	52	30
Corporate	218	182	168
Total additions to property and equipment	$511	$481	$387

The following table presents total assets for the two reportable segments and the remaining operating segments, included in Other, and Corporate at June 30:

(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$29,149	$27,715
Global Medical Products and Distribution (1)	7,047	7,903
Other	2,606	2,514
Corporate	6,319	5,217
Total assets	$45,121	$43,349
(1)GMPD reflects a $675 million reduction in goodwill due to pre-tax impairment charges recorded during fiscal 2024.

The following table presents property and equipment, net by geographic area:

(in millions)	2024	2023
United States	$2,106	$2,025
International	423	436
Property and equipment, net	$2,529	$2,461

82	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements

15. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. At June 30, 2024, 18 million shares remain available for future grants under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan ("2021 LTIP"). Under the 2021 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 7 million shares could be issued under awards other than stock options while 18 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest. Until the end of fiscal 2018, stock options were granted to our officers and certain employees. There were no stock options granted to employees during fiscal 2024, 2023 or 2022.
During fiscal 2024, we modified the equity incentive awards of four employees to amend provisions over involuntary termination. We recognized incremental share-based compensation expense of $9 million.
The following table provides total share-based compensation expense by type of award:

(in millions)	2024	2023	2022
Restricted share unit expense	$77	$64	$69
Performance share unit expense	44	32	12
Total share-based compensation expense	$121	$96	$81
The total tax benefit related to share-based compensation was $16 million for fiscal 2024 and $12 million for both fiscal 2023 and 2022.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2022	2.7	$46.03
Granted	1.3	70.33
Vested	(1.4)	50.11
Canceled and forfeited	(0.4)	58.46
Nonvested at June 30, 2023	2.2	57.37
Granted	0.9	91.06
Vested	(1.2)	60.47
Canceled and forfeited	(0.2)	74.40
Nonvested at June 30, 2024	1.7	$70.98
The following table provides additional data related to restricted share unit activity:

(in millions)	2024	2023	2022
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$71	$73	$73
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$63	$58	$74
Performance Share Units
Performance share units generally vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the performance goals are achieved and the Company's TSR relative to the S&P 500 Health Care Index, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2022	1.2	$54.32
Granted	0.7	78.07
Vested	(0.4)	59.04
Canceled and forfeited	(0.3)	65.52
Nonvested at June 30, 2023	1.2	82.17
Granted	0.5	94.66
Vested	(0.4)	62.26
Canceled and forfeited	—	—
Nonvested at June 30, 2024	1.3	$97.03

The following table provides additional data related to performance share unit activity:

(in millions)	2024	2023	2022
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$46	$38	$17
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$20	$23	$14
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986 and provide for matching and discretionary contributions by us. The total expense for our employee retirement savings plans was $65 million, $66 million and $60 million for fiscal 2024, 2023 and 2022, respectively.

Cardinal Health | Fiscal 2024 Form 10-K	83

Notes to Financial Statements

16. Revision of Previously Issued Financial Statements (Unaudited)
The amounts below reflect the unaudited interim periods within fiscal 2024 and include the revisions to previously filed unaudited interim condensed consolidated financial data to correct immaterial prior period errors as discussed in Note 1. We intend to reflect these revisions in our Quarterly Reports to be filed on Form 10-Q in fiscal 2025.
The following tables set forth our revisions to the condensed consolidated statements of earnings/(loss) for each of the first three quarters in fiscal 2024 and fiscal 2023.

	Three Months Ended September 30, 2023			Three Months Ended December 31, 2023			Three Months Ended March 31, 2024
(in millions, except per common share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$54,763	$(113)	$54,650	$57,445	$(3)	$57,442	$54,911	$(43)	$54,868
Cost of products sold	52,995	(88)	52,907	55,599	(11)	55,588	52,964	(31)	52,933
Gross margin	1,768	(25)	1,743	1,846	8	1,854	1,947	(12)	1,935
Distribution, selling, general and administrative expenses	1,197	(11)	1,186	1,283	(15)	1,268	1,282	(13)	1,269
Impairments and (gain)/loss on disposal of assets, net	537	4	541	1	—	1	84	—	84
Litigation (recoveries)/charges, net	(41)	—	(41)	(11)	—	(11)	81	(1)	80
Operating earnings/(loss)	(14)	(18)	(32)	482	23	505	367	2	369
Other (income)/expense, net	(2)	3	1	(16)	6	(10)	(7)	6	(1)
Interest expense, net	14	(3)	11	8	(5)	3	33	(5)	28
Earnings/(loss) before income taxes	(26)	(18)	(44)	490	22	512	341	1	342
Provision for/(benefit from) income taxes	(32)	(1)	(33)	136	7	143	82	(2)	80
Net earnings/(loss)	6	(17)	(11)	354	15	369	259	3	262
Net earnings/(loss) attributable to Cardinal Health, Inc.	5	(17)	(12)	353	15	368	258	3	261

Earnings/(loss) per common share attributable to Cardinal Health, Inc.
Basic	$0.02	$(0.07)	$(0.05)	$1.44	$0.06	$1.50	$1.06	$0.01	$1.07
Diluted	0.02	(0.07)	(0.05)	1.43	0.07	1.50	1.05	0.02	1.07

84	Cardinal Health | Fiscal 2024 Form 10-K

Notes to Financial Statements

	Three Months Ended September 30, 2022			Three Months Ended December 31, 2022			Three Months Ended March 31, 2023
(in millions, except per common share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$49,603	$(11)	$49,592	$51,469	$(1)	$51,468	$50,487	$11	$50,498
Cost of products sold	47,989	7	47,996	49,806	(22)	49,784	48,702	(14)	48,688
Gross margin	1,614	(18)	1,596	1,663	21	1,684	1,785	25	1,810
Distribution, selling, general and administrative expenses	1,197	(2)	1,195	1,191	(12)	1,179	1,179	(7)	1,172
Litigation (recoveries)/charges, net	27	(2)	25	(207)	—	(207)	(76)	—	(76)
Operating earnings/(loss)	137	(14)	123	(119)	33	(86)	572	32	604
Other (income)/expense, net	2	1	3	(7)	1	(6)	—	2	2
Interest expense, net	25	(1)	24	25	(1)	24	28	(2)	26
Earnings/(loss) before income taxes	110	(14)	96	(137)	33	(104)	544	32	576
Provision for/(benefit from) income taxes	(1)	(2)	(3)	(7)	(20)	(27)	197	12	209
Net earnings/(loss)	111	(12)	99	(130)	53	(77)	347	20	367
Net earnings/(loss) attributable to Cardinal Health, Inc.	110	(12)	98	(130)	53	(77)	345	20	365

Earnings/(loss) per common share attributable to Cardinal Health, Inc.
Basic	$0.41	$(0.05)	$0.36	$(0.50)	$0.20	$(0.30)	$1.35	$0.08	$1.43
Diluted	0.40	(0.04)	0.36	(0.50)	0.20	(0.30)	1.34	0.07	1.41
The following tables set forth our revisions to the condensed consolidated statements of comprehensive income/(loss) for each of the first three quarters in fiscal 2024 and fiscal 2023.

	Three Months Ended September 30, 2023			Three Months Ended December 31, 2023			Three Months Ended March 31, 2024
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net earnings/(loss)	$6	$(17)	$(11)	$354	$15	$369	$259	$3	$262
Total comprehensive income/(loss), net of tax	(8)	(17)	(25)	364	15	379	254	3	257
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	(9)	(17)	(26)	363	15	378	253	3	256

	Three Months Ended September 30, 2022			Three Months Ended December 31, 2022			Three Months Ended March 31, 2023
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net earnings/(loss)	$111	$(12)	$99	$(130)	$53	$(77)	$347	$20	$367
Total comprehensive income/(loss), net of tax	49	(12)	37	(100)	53	(47)	351	20	371
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	48	(12)	36	(100)	53	(47)	349	20	369

Cardinal Health | Fiscal 2024 Form 10-K	85

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2024
Accounts receivable	$240	$108	$—	$(115)	$233
Finance notes receivable	6	2	—	(5)	3
Sales returns and allowances	474	2,207	—	(2,240)	441
	$720	$2,317	$—	$(2,360)	$677

Fiscal 2023
Accounts receivable	$207	$165	$—	$(132)	$240
Finance notes receivable	8	—	—	(2)	6
Sales returns and allowances	617	2,217	—	(2,360)	474
	$832	$2,382	$—	$(2,494)	$720

Fiscal 2022
Accounts receivable	$176	$109	$1	$(79)	$207
Finance notes receivable	12	1	—	(5)	8
Sales returns and allowances	689	2,359	—	(2,431)	617
	$877	$2,469	$1	$(2,515)	$832

(1)Fiscal 2024, 2023 and 2022 accounts receivable operating earnings impacts include $74 million, $109 million and $87 million, respectively, for reserves related to service charges and customer disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings/(loss).
(2)Recoveries of amounts provided for or written off in prior years were immaterial in fiscal 2024 and 2023 and $1 million in fiscal 2022.
(3)Write-off of uncollectible accounts or actual sales returns.
Amounts have been revised to reflect the correction of certain immaterial misstatements. Refer to Note 1 of the "Notes to Consolidated Financial Statements" for additional information.
The sum of the components may not equal the total due to rounding.

86	Cardinal Health | Fiscal 2024 Form 10-K

Directors, Executive Officers, and Corporate Governance
Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
The following is a list of our executive officers:

Name	Age	Position
Jason M. Hollar	51	Chief Executive Officer
Aaron E. Alt	52	Chief Financial Officer
Deborah L. Weitzman	59	Chief Executive Officer, Pharmaceutical and Specialty Solutions segment
Stephen M. Mason	53	Chief Executive Officer, GMPD segment
Ola M. Snow	57	Chief Human Resources Officer
Jessica L. Mayer	55	Chief Legal and Compliance Officer
Michelle D. Greene	54	Executive Vice President, Chief Information Officer and Customer Support Services
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
Ms. Weitzman has served as Chief Executive Officer, Pharmaceutical and Specialty Solutions segment (formerly Pharmaceutical segment) since September 2022. From July 2017 until September 2022, Ms. Weitzman served as the President of our Pharmaceutical Distribution division.
Mr. Mason has served as Chief Executive Officer, GMPD segment (formerly Medical segment) since August 2019. From September 2016 through August 2019, Mr. Mason served as President of Cardinal Health at-Home Solutions within our former Medical segment.
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
Ms. Greene has served as Executive Vice President, Chief Information Officer and Customer Support Services since August 2022. From February 2021 until August 2022, Ms. Greene served as the Senior Vice President of our former Pharmaceutical segment Information Technology. Prior to joining Cardinal Health, Ms. Greene served as Vice President, Information Technology, at Masco Corporation from March 2018 through February 2021.
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

Cardinal Health | Fiscal 2024 Form 10-K	87

Directors, Executive Officers, and Corporate Governance
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and by the Company. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2024 Annual Meeting of Shareholders (our “2024 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”
The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2024 Proxy Statement under the caption "Share Ownership Information."

88	Cardinal Health | Fiscal 2024 Form 10-K

Exhibits
Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	86
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

Exhibit Number	Exhibit Description
1.1
Underwriting Agreement, dated February 14, 2024, among Cardinal Health, Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Cardinal Health's Current Report on Form 8-K filed on February 20, 2024, File No. 1-11373)

3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

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

4.2.2	Form of 3.200% Notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on May 21, 2012, File No. 1-11373)
4.2.3	Form of 3.200% Notes due 2023 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.4	Form of 4.600% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 22, 2013, File No. 1-11373)
4.2.5	Form of 3.500% Notes due 2024 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.6	Form of 4.500% Notes due 2044 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-11373)
4.2.7	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.2 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.8	Form of 4.900% Notes due 2045 (incorporated by reference to Exhibit 4.3 to Cardinal Health’s Current Report on Form 8-K filed on June 23, 2015, File No. 1-11373)
4.2.11	Form of 2.616% notes due 2022 (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.12	Form of Floating rate notes due 2022 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.13	Form of 3.079% notes due 2024 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.14	Form of 3.410% notes due 2027 (incorporated by reference to Exhibit 4.5 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)
4.2.15	Form of 4.368% notes due 2047 (incorporated by reference to Exhibit 4.6 to Cardinal Health's Current Report on Form 8-K filed on June 12, 2017, File No. 1-11373)

Cardinal Health | Fiscal 2024 Form 10-K	89

Exhibits

4.2.16
First Supplemental Indenture, dated as of February 20, 2024, between Cardinal Health, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on February 20, 2024, File No. 1-11373)

4.2.17	Form of 5.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 20, 2024, File No. 1-11373)
4.2.18	Form of 5.450% Senior Notes due 2034 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on February 20, 2024, File No. 1-11373)
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
10.1.2
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.3
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.4
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.5
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)

10.1.6
First Amendment to the Cardinal Health, Inc. 2021 Long-Term Incentive Plan, effective as of January 29, 2024 (as amended, the "2021 LTIP") (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

10.1.7
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

10.1.8
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

10.1.9
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

10.1.10	Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan for grants to Jason M. Hollar*
10.1.11	Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan for grants to Jason M. Hollar*
10.1.12	Cardinal Health, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)*
10.1.13
First Amendment to the Cardinal Health, Inc. Management Incentive Plan, effective as of January 29, 2024 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

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

10.3.6
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

90	Cardinal Health | Fiscal 2024 Form 10-K

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
10.6.2
First Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)

10.6.3
Second Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.6.3 to Cardinal Health's Annual Report on Form10-K for the fiscal year ended June 30, 2023, File No. 1-11373)

10.6.4
Third Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q filed on November 3, 2023, File No. 1-11373)*

10.7
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.8.1
Confidentiality and Business Protection Agreement, between Cardinal Health, Inc. and Aaron E. Alt (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)*

10.8.2
Aircraft Time Sharing Agreement, dated as of November 7, 2022, by and among Cardinal Health, Inc. and Jason M. Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the for the quarter ended December 31, 2022)*

10.9.1
Letter Agreement, dated March 9, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.9.2
Letter Agreement, dated December 12, 2022, between Cardinal Health, Inc. and Aaron E. Alt (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)*

10.9.3
Confidentiality and Business Protection Agreement, effective as of April 27, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.9.4	Confidentiality and Business Protection Agreement, effective as of August 16, 2019, between Cardinal Health, Inc. and Stephen M. Mason*
10.9.5	Confidentiality and Business Protection Agreement, effective as of September 19, 2022, between Cardinal Health, Inc. and Deborah L. Weitzman*
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

Cardinal Health | Fiscal 2024 Form 10-K	91

Exhibits

10.11.14
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.15
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.16
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.17
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.18
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.19
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.20
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Goldman Sachs & Co., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.21
Form of Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on April 21, 2009, File No. 1-11373)

10.11.22
Form of First Amendment to Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.8 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.23
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and SunTrust Robinson Humphrey, Inc., effective as of December 1, 2016 (incorporated by reference to Exhibit 10.7 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.12.1
Third Amended and Restated Five-Year Credit Agreement, dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 2, 2023, File No. 1-11373)

10.13.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013, among Cardinal Health Funding, LLC, as Seller, Griffin Capital, LLC, as Servicer, the Conduits party thereto, the Financial Institutions Party thereto, the Managing Agents party thereto, and LC Banks party thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-11373)

10.13.2
First Amendment and Joinder, dated as of November 3, 2014, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11373)

10.13.3
Second Amendment, dated as of November 14, 2016, to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.4.3 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.13.4
Third Amendment, dated as of August 30, 2017, to the Fourth Amended and Receivables Purchase Agreement, dated as of November 1, 2013 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on August 31, 2017, File No. 1-11373)

10.13.5
Fourth Amendment and Joinder, dated September 30, 2019, to the Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 2, 2019, File No. 1-11373)

10.13.6
Fifth Amendment, dated as of May 13, 2022, to the Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.14.6 to Cardinal Health's Annual Report on Form10-K for the fiscal year ended June 30, 2022, File No. 1-11373)

10.13.7
Sixth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated September 30, 2022 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 4, 2022, File No. 1-11373)

10.13.8
Fifth Amended and Restated Receivables Purchase Agreement, dated September 1, 2023 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on November 3, 2023, File No. 1-11373)

10.13.7
Sixth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated September 30, 2022 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 4, 2022, File No. 1-11373)

10.14.1
Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016, executed by Cardinal Health, Inc. in favor of Cardinal Health Funding, LLC (incorporated by reference to Exhibit 10.5.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.14.2
Amendment No. 1 to Seventh Amended and Restated Performance Guaranty, dated as of November 14, 2016 (incorporated by reference to Exhibit 10.5.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373

10.14.3
Amendment No. 2 to Seventh Amended and Restated Performance Guaranty, dated as of November 6, 2018 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018, File No. 1-11373)

10.14.4	Amendment No. 3 to Seventh Amended and Restated Performance Guaranty (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed October 2, 2019, File No. 1-11373)
10.14.5	Consent to Amendment of Performance Guarantee (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 1, 2024, File No. 1-11373)
10.14.6	Performance Guaranty, dated September 1, 2023 (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on September 6, 2023, File No. 1-11373)
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

92	Cardinal Health | Fiscal 2024 Form 10-K

Exhibits

10.17
First Amendment to the Cooperation Agreement, dated as of May 3, 2023, by and among Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc., and Cardinal Health, Inc. (incorporated by reference to Exhibit 10.1 to Cardinal Health's Form 8-K filed May 4, 2023, File No. 1-11373)

19	Restrictions on buying and selling stock and securities (Insider Trading) policy
21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Cardinal Health, Inc. Clawback Policy
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
* Management contract or compensatory plan or arrangement.

Cardinal Health | Fiscal 2024 Form 10-K	93

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	27
1A	Risk Factors	34
1B	Unresolved Staff Comments	N/A
1C	Cybersecurity	43
2	Properties	44
3	Legal Proceedings	44
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
6	Reserved	N/A
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	25
8	Financial Statements and Supplementary Data	51
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	47
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers and Corporate Governance	87
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)
13	Certain Relationships and Related Transactions, and Director Independence	(c)
14	Principal Accounting Fees and Services	(d)

	Part IV
15	Exhibits, Financial Statement Schedules	89
16	Form 10-K Summary	N/A
	Signatures	95

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2024 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 12 of Form 10-K is incorporated by reference to our 2024 Proxy Statement under the captions "Executive Compensation" and "Share Ownership Information."
(c)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2024 Proxy Statement under the caption "Corporate Governance."
(d)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2024 Proxy Statement under the caption “Audit Committee Matters.”

94	Cardinal Health | Fiscal 2024 Form 10-K

Signatures
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2024.

Cardinal Health, Inc.

By:	/s/ JASON M. HOLLAR
JASON M. HOLLAR
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2024.

Name	Title
/s/ JASON M. HOLLAR	Chief Executive Officer and Director (principal executive officer)
Jason M. Hollar

/s/ AARON E. ALT	Chief Financial Officer (principal financial officer)
Aaron E. Alt

/s/ MARY C. SCHERER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Mary C. Scherer

/s/ ROBERT W. AZELBY	Director
Robert W. Azelby

/s/ STEVEN K. BARG	Director
Steven K. Barg

/s/ MICHELLE M. BRENNAN	Director
Michelle M. Brennan

/s/ SUJATHA CHANDRASEKARAN	Director
Sujatha Chandrasekaran

/s/ SHERI H. EDISON	Director
Sheri H. Edison

/s/ DAVID C. EVANS	Director
David C. Evans

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ CHRISTINE A. MUNDKUR	Director
Christine A. Mundkur

Cardinal Health | Fiscal 2024 Form 10-K	95