Form 10-Q
period 2024-09-30
CARDINAL HEALTH INC
filed 2024-11-01
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 25, 2024, was the following: 242,010,503.

Cardinal Health Q1 Fiscal 2025 Form 10-Q

About Cardinal Health

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices, and patients in the home. We provide pharmaceuticals and medical products and cost-effective solutions that enhance supply chain efficiency. We connect patients, providers, payers, pharmacists, and manufacturers for integrated care coordination.
We report our financial results in two reportable segments: Pharmaceutical and Specialty Solutions ("Pharma") segment and Global Medical Products and Distribution ("GMPD") segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2025 and fiscal 2024 and to FY25 and FY24 are to the fiscal years ending or ended June 30, 2025 and June 30, 2024, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected, or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at September 30, 2024 and June 30, 2024, and in our condensed consolidated statements of earnings/(loss) and our condensed consolidated statements of cash flows for the three months ended September 30, 2024 and 2023. All comparisons presented are with respect to the prior-year period, unless stated otherwise. Our previously reported segment results have been recast to conform to our new reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change. All of the revisions are reflected throughout this Form 10-Q. See Note 1 of the "Notes to Condensed Consolidated Financial Statements" for additional information. This discussion and analysis should be read in conjunction with the MD&A included in the 2024 Form 10-K.

2	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2024 decreased 4 percent to $52.3 billion due to the expiration of the OptumRx contracts, partially offset by branded and specialty pharmaceutical sales growth from existing customers.

GAAP and Non-GAAP Operating Earnings/(Loss)

	Three Months Ended September 30,
(in millions)	2024	2023	Change
GAAP operating earnings/(loss)	$568	$(32)	N.M.
Restructuring and employee severance	24	25
Amortization and other acquisition-related costs	74	64
Impairments and (gain)/loss on disposal of assets, net	(1)	541
Litigation (recoveries)/charges, net	(40)	(41)
Non-GAAP operating earnings	$625	$557	12%
The sum of the components and certain computations may reflect rounding adjustments.
We had GAAP operating earnings of $568 million during the three months ended September 30, 2024 and a GAAP operating loss of $32 million during the three months ended September 30, 2023, which included the impact of pre-tax goodwill impairment charges related to the GMPD segment of $585 million.
Non-GAAP operating earnings increased 12 percent to $625 million from the prior-year quarter primarily due to increased contribution from branded pharmaceutical and specialty pharmaceutical products, which includes the favorable impact from the earlier seasonal launch of the COVID-19 vaccine distribution, and the performance of our generics program.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	3

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2024 (2)	2023 (2),(3)	Change
GAAP diluted EPS (1)	$1.70	$(0.05)	N.M.
Restructuring and employee severance	0.07	0.07
Amortization and other acquisition-related costs	0.22	0.19
Impairments and (gain)/loss on disposal of assets, net (4)	—	1.63
Litigation (recoveries)/charges, net	(0.11)	(0.12)
Non-GAAP diluted EPS (1)	$1.88	$1.72	9%
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
(3) For the three months ended September 30, 2023, GAAP diluted EPS and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 249 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. For the three months ended September 30, 2023, non-GAAP diluted EPS is calculated using a weighted average of 250 million common shares, which includes potentially dilutive shares.
(4) For the three months ended September 30, 2023, impairments and (gain)/loss on disposals of assets, net includes a pre-tax goodwill impairment charge of $585 million, related to the GMPD segment. For fiscal 2024, the net tax benefit related to this charge was $45 million and was included in the annual effective tax rate. As a result, the tax benefit for the three months ended September 30, 2023 increased approximately by an incremental $102 million, and increased the provision for income taxes during the remainder of fiscal 2024.
During the three months ended September 30, 2024, GAAP diluted EPS increased from the prior-year quarter primarily due to the factors impacting GAAP operating earnings/(loss) discussed above. The goodwill impairment charge related to the GMPD segment had a $(1.76) per share after-tax impact on GAAP diluted EPS during the three months ended September 30, 2023.
Non-GAAP diluted EPS increased 9 percent to $1.88 from the prior-year quarter primarily due to the factors impacting non-GAAP operating earnings discussed above.

Cash and Equivalents

Our cash and equivalents balance was $2.9 billion at September 30, 2024 compared to $5.1 billion at June 30, 2024. During the three months ended September 30, 2024, net cash used in operating activities was $1.6 billion, which was primarily impacted by the unwinding of the negative net working capital associated with the OptumRx contracts and the normal timing of payments to vendors. Cash used in operating activities for the quarter also includes the impact of our annual payment of $366 million related to the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "National Opioid Settlement Agreement"). In addition, we deployed cash of $375 million for share repurchases and $90 million for capital expenditures.

4	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2025 and Trends
Pharmaceutical and Specialty Solutions Segment

OptumRx Contracts
On April 22, 2024, we announced that our pharmaceutical distribution contracts with OptumRx would expire at the end of June 2024. Sales to OptumRx generated 17 percent of our consolidated revenue in fiscal 2024; however, due to the class of trade, sales to OptumRx generated a meaningfully lower operating margin than the overall Pharma segment. The expiration of the OptumRx contracts and unwinding of the negative net working capital associated with the contracts adversely impacted our results of operations, including segment profit, financial condition, and cash flows during the three months ended September 30, 2024. While we anticipate offsetting the impact through a combination of onboarding new customers, growth from existing customers, and cost savings, we expect some adverse impacts to continue throughout the remainder of fiscal 2025.
Acquisitions
On September 20, 2024, we announced that we entered into a definitive agreement to acquire Integrated Oncology Network (“ION”), a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ION includes more than 50 practice sites in 10 states representing more than 100 providers. ION supports a complete continuum of care across its member sites including medical oncology, radiation oncology, urology diagnostic testing, and other ancillary services. The acquisition will build on our Navista oncology practice alliance and is expected to expand our holistic suite of clinical and practice management solutions designed to support independent community oncology practices. This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. We plan to fund the acquisition with available cash and existing borrowing arrangements.
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash. The acquisition further expands our offerings in key therapeutic areas and accelerates our upstream data and research opportunities with biopharma manufacturers.
Branded Pharmaceuticals
During fiscal 2024, we saw increased demand for GLP-1 pharmaceuticals, and our sales increased significantly, despite periodic supply shortages. These increased sales positively impacted our Pharma segment and consolidated revenue for the fiscal 2024; however, GLP-1 sales did not meaningfully contribute to segment profit. Future demand for these medications is unpredictable and our ability to meet demand may be impacted by additional supply constraints.
During fiscal 2024, we began distributing commercially available COVID-19 vaccines following the U.S. Food and Drug Administration (“FDA”) approval. Distribution of these vaccines had a greater than anticipated benefit to our Pharma segment profit in fiscal year 2024, especially in the second quarter. We expect COVID-19 vaccine distribution to continue to favorably impact our Pharma segment profit in fiscal 2025, but to a lesser extent than in fiscal 2024. In August 2024, the FDA approved the 2024-2025 commercial COVID-19 vaccines, and our Pharma segment profit was positively impacted by distribution of these vaccines in the first quarter of fiscal 2025. Due to the earlier seasonal launch of the COVID-19 vaccine distribution, we expect a lower contribution from the vaccine distribution in the second quarter of fiscal 2025 compared to the prior-year quarter.
Generics Program
The performance of our Pharma segment generics program positively impacted the year-over-year comparison of Pharma segment profit during the three months ended September 30, 2024. The Pharma segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
The frequency, timing, magnitude, and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes, and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharma segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharma segment profit and consolidated operating earnings during the remainder of fiscal 2025 and beyond.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	5

MD&A	Overview
Global Medical Products and Distribution Segment

Volumes
We experienced Cardinal Health brand medical products sales growth during fiscal 2024 and expect further growth in fiscal 2025 and beyond. The timing, magnitude, and profit impact of this anticipated sales growth is subject to risks and uncertainties, which may impact GMPD segment profit.

6	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2024	2023	Change
Pharmaceutical and Specialty Solutions	$47,990	$50,588	(5)%
Global Medical Products and Distribution	3,123	3,032	3%
Other	1,186	1,051	13%
Total segment revenue	52,299	54,671	(4)%
Corporate	(22)	(21)	N.M.
Total revenue	$52,277	$54,650	(4)%

Pharmaceutical and Specialty Solutions
Pharma segment revenue decreased 5 percent to $48.0 billion from the prior-year quarter primarily due to the expiration of the OptumRx contracts, partially offset by branded and specialty pharmaceutical sales growth from existing customers.
Global Medical Products and Distribution
GMPD segment revenue increased 3 percent to $3.1 billion from the prior-year quarter primarily due to higher volumes from existing customers.
Other
Other revenue increased 13 percent to $1.2 billion from the prior-year quarter due to growth across the at-Home Solutions, Nuclear and Precision Health Solutions, and OptiFreight® Logistics operating segments.

Cost of Products Sold

Cost of products sold decreased 5 percent to $50.4 billion from the prior-year quarter due to the factors affecting the changes in revenue and gross margin.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	7

MD&A	Results of Operations
Gross Margin

	Three Months Ended September 30,
(in millions)	2024	2023	Change
Gross margin	$1,902	$1,743	9%
Gross margin increased 9 percent to $1.9 billion from the prior-year quarter primarily due to the increased contribution from branded pharmaceutical and specialty pharmaceutical products and the positive performance of our generics program in the Pharma segment.
Gross margin rate grew 45 basis points to 3.64 percent from the prior-year quarter primarily due to the increased contribution from branded pharmaceutical and specialty pharmaceutical products and favorable changes in the overall product mix for the Pharma segment, largely driven by the expiration of the OptumRx contracts.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2024	2023	Change
SG&A expenses	$1,277	$1,186	8%
SG&A expenses increased 8 percent to $1.3 billion from the prior-year quarter primarily due to higher health and welfare costs and costs to support sales growth for existing customers.

8	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2024	2023	Change
Pharmaceutical and Specialty Solutions	$530	$456	16%
Global Medical Products and Distribution	8	12	N.M.
Other	104	96	8%
Total segment profit	642	564	14%
Corporate	(74)	(596)	N.M.
Total consolidated operating earnings/(loss)	$568	$(32)	N.M.
Pharmaceutical and Specialty Solutions
Pharma segment profit increased 16 percent to $530 million from the prior-year quarter primarily due to increased contribution from branded pharmaceutical and specialty pharmaceutical products, which includes the favorable impact from the earlier seasonal launch of the COVID-19 vaccine distribution, and the performance of our generics program. This was partially offset by the expiration of the OptumRx contracts.
Global Medical Products and Distribution
GMPD segment profit decreased to $8 million from the prior-year quarter due to higher manufacturing and health and welfare costs, largely offset by an improvement in net inflationary impacts, which includes the effects of mitigation actions, and growth from existing customers.
Other
Other profit increased 8 percent to $104 million from the prior-year quarter due to the performance of OptiFreight® Logistics.
Corporate
The changes in Corporate during the three months ended September 30, 2024 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings/(Loss)" section that follows.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	9

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings/(Loss)

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings/(loss) were impacted by the following:

	Three Months Ended September 30,
(in millions)	2024	2023
Restructuring and employee severance	$24	$25
Amortization and other acquisition-related costs	74	64
Impairments and (gain)/loss on disposal of assets, net	(1)	541
Litigation (recoveries)/charges, net	(40)	(41)
Restructuring and Employee Severance
During the three months ended September 30, 2024, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations. During the three months ended September 30, 2023, restructuring and employee severance costs were primarily related to certain projects resulting from reviews of our strategy, portfolio, capital-allocation framework, and operations and the implementation of certain enterprise-wide cost-savings measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $68 million and $64 million for the three months ended September 30, 2024 and 2023, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the three months ended September 30, 2023, we recognized a $585 million pre-tax non-cash goodwill impairment charge related to the GMPD segment and recognized a pre-tax gain of $53 million related to the divestiture of the Outcomes™ business.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2024 and 2023, we recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $43 million and $41 million, respectively.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2024	2023	Change
Other (income)/expense, net	$(5)	$1	N.M.
Interest expense, net	32	11	N.M.

Interest Expense, Net
Interest expense, net, increased to $32 million from the prior-year quarter primarily due to decreased interest income from cash and equivalents and financial instruments.

10	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Provision for/(Benefit from) Income Taxes

During the three months ended September 30, 2024 and 2023, the effective tax rate was 23.0 percent and 75.1 percent, respectively. The decrease in the effective tax rate for the three months ended September 30, 2024 compared to the prior-year quarter was primarily due to the tax effect of the prior-year goodwill impairment charge. See Note 8 of the “Notes to Condensed Consolidated Financial Statements” for additional information.
Tax Effects of Goodwill Impairment Charge
During the three months ended September 30, 2023, we recognized a $585 million pre-tax charge for goodwill impairment related to the GMPD segment. The net tax benefit related to this charge is $45 million for fiscal 2024.
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
The tax effect of the goodwill impairment charge during the three months ended September 30, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairment in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to pre-tax loss for the three months ended September 30, 2023 resulted in recognizing an incremental interim tax benefit of approximately $102 million, which impacted the provision for/(benefit from) income taxes in the condensed consolidated statements of earnings/(loss) during the three months ended September 30, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheets at September 30, 2023. This interim tax benefit reversed in the remaining quarters of fiscal 2024.
Tax Effects of Pillar Two Initiatives
In December 2021, the Organization for Economic Cooperation and Development ("OECD") published guidance on the establishment of the Pillar Two initiative for a global minimum tax rate of 15 percent. These rules are generally effective for fiscal 2025. We are closely monitoring developments, but we do not currently expect these rules to have a material impact on our effective tax rate.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	11

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $2.9 billion at September 30, 2024 compared to $5.1 billion at June 30, 2024. During the three months ended September 30, 2024, net cash used in operating activities was $1.6 billion, which was primarily impacted by the unwinding of the negative net working capital associated with the OptumRx contracts and the normal timing of payments to vendors. Cash used in operating activities for the quarter also includes the impact of our annual payment of $366 million related to the National Opioid Settlement Agreement. In addition, we deployed cash of $375 million for share repurchases and $90 million for capital expenditures.
At September 30, 2024, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at September 30, 2024 included $471 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2024 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility, which expires in February 2028. We also have a $1.0 billion committed receivables sales facility through September 2025. At September 30, 2024, we had no amounts outstanding under our commercial paper program, revolving credit facility or our committed receivables sales facility.
In October 2024, we entered into a new 364-Day Revolving Credit Facility, under which we have access to $1.0 billion of committed liquidity through October 2025. We also increased our commercial paper program from $2.0 billion to $3.0 billion.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of September 30, 2024, we were in compliance with this financial covenant.
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.2 billion and $5.1 billion at September 30, 2024 and June 30, 2024, respectively. We plan to repay our outstanding 3.5% Notes due 2024 at maturity in November 2024 with $400 million of proceeds from the debt issuance in fiscal 2024, $200 million of which were invested in short-term time deposits and classified as prepaid expenses and other in our condensed consolidated balance sheets.

12	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlements
We had $5.0 billion accrued at September 30, 2024 related to certain opioid litigation, as further described within Note 7 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the three months ended September 30, 2024, we made our fourth annual payment of $366 million under the National Opioid Settlement Agreement. The amounts of future annual payments may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2024 and 2023 were $90 million and $92 million, respectively.
Dividends
On each of May 7, 2024 and August 15, 2024, our Board of Directors approved a quarterly dividend of $0.5056 per share, or $2.02 per share on an annualized basis, which were paid on July 15, 2024 and October 15, 2024 to shareholders of record on July 1, 2024 and October 1, 2024, respectively.

Share Repurchases
During the three months ended September 30, 2024, we deployed $375 million for repurchases of our common shares under an accelerated share repurchase ("ASR") program. We funded the repurchases with available cash. This program concluded in the second quarter of fiscal 2025, which reduced the amount remaining under our existing share repurchase authorization to approximately $3.1 billion. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Integrated Oncology Network Acquisition
On September 20, 2024, we announced that we have entered into a definitive agreement to acquire Integrated Oncology Network, a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments. The acquisition is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	13

MD&A	Other Items

Other Items
The MD&A in the 2024 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2024. Other than the considerations noted above in connection with our proposed acquisition of Integrated Oncology Network, there have been no subsequent material changes outside the ordinary course of business to those items.
Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below are supplemental disclosures to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2024. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in the 2024 Form 10-K.
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ, including due to the risks discussed in "Risk Factors" and other risks discussed in the 2024 Form 10-K and our other filings with the SEC since June 30, 2024.
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
At-Home Solutions Goodwill
During our fiscal 2024 annual impairment test, the fair value of our at-Home Solutions reporting unit exceeded its carrying amount by less than 1 percent. A decrease in future cash flows, an increase in the discount rate or a decrease in the terminal growth rate, among other things, could result in a goodwill impairment for at-Home Solutions. During the three months ended September 30, 2024, there were no indicators of goodwill impairment for the at-Home Solutions reporting unit.
Global Medical Products and Distribution Goodwill
During fiscal 2024, we recorded $675 million of goodwill impairment charges related to our GMPD reporting unit. GMPD goodwill was fully impaired during the third quarter of fiscal 2024.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	14

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
•Shareholder cooperation agreement costs includes costs such as legal, consulting, and other expenses incurred in relation to the agreement (the "Cooperation Agreement") entered into among Elliott Associates, L.P., Elliott International, L.P. (together, "Elliott") and Cardinal Health. These include costs incurred to negotiate and finalize the Cooperation Agreement and costs incurred by the Business Review Committee of the Board of Directors formed under this Cooperation Agreement, tasked with undertaking a comprehensive review of our strategy, portfolio, capital-allocation framework, and operations. We have excluded these costs from our non-GAAP metrics because they do not occur in or reflect the ordinary course of our ongoing business operations and may obscure analysis of trends and financial performance.
•Restructuring and employee severance costs are excluded because they are not part of the ongoing operations of our underlying business and include, but are not limited to, costs related to divestitures, closing and consolidating facilities, changing the way we manufacture or distribute our products, moving manufacturing of a product to another location, changes in production or business process outsourcing or insourcing, employee severance, and realigning operations.
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

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	15

Explanation and Reconciliation of Non-GAAP Financial Measures
balance sheet as part of the purchase price allocation. These costs are also significantly impacted by the timing, complexity and size of acquisitions.
•Impairments and gain or loss on disposal of assets, net are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and are inherently unpredictable in timing and amount, and in the case of impairments, are non-cash amounts, so their exclusion facilitates comparison of historical, current, and forecasted financial results.
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

16	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

	Operating Earnings/ (Loss)	Operating Earnings Growth Rate	Earnings/ (Loss) Before Income Taxes	Provision for/(Benefit from) Income Taxes	Net Earnings/(Loss)[1]	Net Earnings[1] Growth Rate	Diluted EPS[1,2]	Diluted EPS[1] Growth Rate
(in millions, except per common share amounts)	Three Months Ended September 30, 2024
GAAP	$568	N.M.	$541	$124	$416	N.M.	$1.70	N.M.
Restructuring and employee severance	24		24	6	18		0.07
Amortization and other acquisition-related costs	74		74	20	54		0.22
Impairments and (gain)/loss on disposal of assets, net	(1)		(1)	—	(1)		—
Litigation (recoveries)/charges, net	(40)		(40)	(12)	(28)		(0.11)
Non-GAAP	$625	12%	$598	$138	$460	7%	$1.88	9%

	Three Months Ended September 30, 2023
GAAP	$(32)	N.M.	$(44)	$(33)	$(12)	N.M.	$(0.05)	N.M.
Restructuring and employee severance	25		25	7	18		0.07
Amortization and other acquisition-related costs	64		64	17	47		0.19
Impairments and (gain)/loss on disposal of assets, net [3]	541		541	135	406		1.63
Litigation (recoveries)/charges, net	(41)		(41)	(12)	(29)		(0.12)
Non-GAAP	$557	37%	$545	$114	$430	37%	$1.72	50%
1    Attributable to Cardinal Health, Inc.
2    For the three months ended September 30, 2023, GAAP diluted EPS and the EPS impact from the GAAP to non-GAAP per share reconciling items are calculated using a weighted average of 249 million common shares, which excludes potentially dilutive securities from the denominator due to their anti-dilutive effects resulting from our GAAP net loss for the period. For the three months ended September 30, 2023, non-GAAP diluted EPS is calculated using a weighted average of 250 million common shares, which includes potentially dilutive shares.
3    For the three months ended September 30, 2023, impairments and (gain)/loss on disposals of assets, net includes a pre-tax goodwill impairment charge of $585 million, related to the GMPD segment. For fiscal 2024, the net tax benefit related to this charge was $45 million and was included in the annual effective tax rate. As a result, the tax benefit for the three months ended September 30, 2023 increased approximately by an incremental $102 million, and increased the provision for income taxes during the remainder of fiscal 2024.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	17

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2024 Form 10-K since the end of fiscal 2024 through September 30, 2024.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

18	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

Other
Legal Proceedings
The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in the 2024 Form 10-K and our filings with the SEC since June 30, 2024. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Our pending acquisition of Integrated Oncology Network subjects us to various risks and uncertainties.
As discussed in the MD&A section, on September 20, 2024, we announced that we entered into a definitive agreement to acquire Integrated Oncology Network (“ION”), a physician-led independent community oncology network for a purchase price of $1.1 billion in cash, subject to certain adjustments. The acquisition will build on our Navista oncology practice alliance, and is expected to expand our holistic suite of clinical and practice management solutions designed to support independent community oncology practices. Consummation of the pending acquisition is subject to various risks and uncertainties, such as the ability to successfully complete the acquisition on a timely basis, which includes receipt of required regulatory approvals and satisfaction of other closing conditions.
If we are successful in completing the acquisition, we will be subject to other risks, including the following: we may fail to realize the synergies and other benefits we expect from the acquisition; the use of a significant portion of our cash may have an adverse effect on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions; we may fail to retain key personnel of the acquired businesses; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties establishing, appropriately integrating or combining operations and systems; we may encounter unforeseen internal control, regulatory or compliance issues, including with respect to physician office management; and we may face other additional risks relating to regulatory matters, legal proceedings, and tax laws or positions.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
July 2024	143	$95.46	—	$3,493
Aug 2024	2,736,169	109.65	2,735,978	3,193
Sept 2024	723	111.72	—	3,193
Total	2,737,035	$109.65	2,735,978	$3,193
(1)Reflects 143, 191 and 723 common shares purchased in July, August, and September 2024, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On August 21, 2024, we entered into an ASR program to purchase common shares for an aggregate purchase price of $375 million and received an initial delivery of 2.7 million common shares using a reference price of $109.65. The ASR program concluded on October 30, 2024 at a volume weighted average price per common share of $110.10 resulting in a final delivery of 0.7 million common shares. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program, which will expire on December 31, 2027. As of September 30, 2024, we had $3.2 billion authorized for share repurchases remaining under this program.

19	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

Other
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended September 30, 2024, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	20

Financial Statements
Condensed Consolidated Statements of Earnings/(Loss)
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2024	2023
Revenue	$52,277	$54,650
Cost of products sold	50,375	52,907
Gross margin	1,902	1,743

Operating expenses:
Distribution, selling, general and administrative expenses	1,277	1,186
Restructuring and employee severance	24	25
Amortization and other acquisition-related costs	74	64
Impairments and (gain)/loss on disposal of assets, net	(1)	541
Litigation (recoveries)/charges, net	(40)	(41)
Operating earnings/(loss)	568	(32)

Other (income)/expense, net	(5)	1
Interest expense, net	32	11
Earnings/(loss) before income taxes	541	(44)

Provision for/(benefit from) income taxes	124	(33)
Net earnings/(loss)	417	(11)

Less: Net earnings attributable to noncontrolling interests	(1)	(1)
Net earnings/(loss) attributable to Cardinal Health, Inc.	$416	$(12)

Earnings/(loss) per common share attributable to Cardinal Health, Inc.:
Basic	$1.71	$(0.05)
Diluted	1.70	(0.05)

Weighted-average number of common shares outstanding:
Basic	243	249
Diluted	245	249

Cash dividends declared per common share	$0.5056	$0.5006
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	21

Financial Statements
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,
(in millions)	2024	2023
Net earnings/(loss)	$417	$(11)

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	5	(11)
Net unrealized gain/(loss) on derivative instruments, net of tax	7	(3)
Total other comprehensive income/(loss), net of tax	12	(14)

Total comprehensive income/(loss)	429	(25)

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income/(loss) attributable to Cardinal Health, Inc.	$428	$(26)
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	22

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	September 30, 2024	June 30, 2024
Assets	(Unaudited)
Current assets:
Cash and equivalents	$2,867	$5,133
Trade receivables, net	11,781	12,084
Inventories, net	15,619	14,957
Prepaid expenses and other	2,591	2,663
Assets held for sale	47	47
Total current assets	32,905	34,884

Property and equipment, net	2,535	2,529
Goodwill and other intangibles, net	6,388	6,450
Other assets	1,231	1,258
Total assets	$43,059	$45,121

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$30,365	$31,759
Current portion of long-term obligations and other short-term borrowings	940	434
Other accrued liabilities	3,373	3,447
Total current liabilities	34,678	35,640

Long-term obligations, less current portion	4,224	4,658
Deferred income taxes and other liabilities	7,433	8,035

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—327 million shares at September 30, 2024 and June 30,2024	2,827	2,917
Retained earnings/(accumulated deficit)	14	(286)
Common shares in treasury, at cost: 85 million shares and 83 million shares at September 30, 2024 and June 30, 2024, respectively	(5,963)	(5,677)
Accumulated other comprehensive loss	(155)	(167)
Total Cardinal Health, Inc. shareholders' deficit	(3,277)	(3,213)
Noncontrolling interests	1	1
Total shareholders’ deficit	(3,276)	(3,212)
Total liabilities and shareholders’ deficit	$43,059	$45,121
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	23

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount	Retained Earnings/(Accumulated Deficit)	Shares	Amount
	Three Months Ended September 30, 2024
Balance at June 30, 2024	327	$2,917	$(286)	(83)	$(5,677)	$(167)	$1	$(3,212)
Net earnings			416				1	417
Other comprehensive income, net of tax						12		12
Employee stock plans activity, net of shares withheld for employee taxes	—	(15)		1	17			2
Share repurchase program activity		(75)		(3)	(303)			(378)
Dividends declared			(119)					(119)
Other			3				(1)	2
Balance at September 30, 2024	327	$2,827	$14	(85)	$(5,963)	$(155)	$1	$(3,276)

	Three Months Ended September 30, 2023
Balance at June 30, 2023	327	$2,746	$(642)	(76)	$(4,911)	$(151)	$1	$(2,957)
Net earnings/(loss)			(12)				1	(11)
Other comprehensive loss, net of tax						(14)		(14)
Employee stock plans activity, net of shares withheld for employee taxes	—	(18)		1	25			7
Share repurchase program activity				(5)	(505)			(505)
Dividends declared			(125)					(125)
Other			(1)				(1)	(2)
Balance at September 30, 2023	327	$2,728	$(780)	(80)	$(5,391)	$(165)	$1	$(3,607)
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	24

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net earnings/(loss)	$417	$(11)

Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	182	172
Impairments and (gain)/loss on sale of investments	1	—
Impairments and (gain)/loss on disposal of assets, net	(1)	541
Share-based compensation	30	29
Provision for bad debts	16	9
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Decrease in trade receivables	288	58
Increase in inventories	(678)	(1,073)
Increase/(decrease) in accounts payable	(1,394)	1,762
Other accrued liabilities and operating items, net	(508)	(959)
Net cash provided by/(used in) operating activities	(1,647)	528

Cash flows from investing activities:
Proceeds from divestitures, net of cash sold	2	—
Additions to property and equipment	(90)	(92)
Proceeds from disposal of property and equipment	—	1
Proceeds from net investment hedge terminations	—	28
Net cash used in investing activities	(88)	(63)

Cash flows from financing activities:
Reduction of long-term obligations	(9)	(7)
Net tax withholding from share-based compensation	(28)	(28)
Dividends on common shares	(128)	(131)
Purchase of treasury shares	(375)	(500)
Net cash used in financing activities	(540)	(666)

Effect of exchange rates changes on cash and equivalents	9	(5)

Net decrease in cash and equivalents	(2,266)	(206)
Cash and equivalents at beginning of period	5,133	4,076
Cash and equivalents at end of period	$2,867	$3,870
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	25

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2025 and 2024 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2025 and June 30, 2024, respectively.
Our condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2025 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2025. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "2024 Form 10-K").
Revision of Prior Period Consolidated Financial Statements
As previously disclosed in the 2024 Form 10-K, we revised our prior period financial statements to correct for an accounting error related to the at-Home Solutions operating segment that was not material, individually or in the aggregate, to our previously issued Consolidated Financial Statements, as well as other unrelated immaterial errors. The appropriate revisions to our historical condensed consolidated financial statements and the notes thereto are reflected herein. See Note 1 and Note 16 to the "Consolidated Financial Statements" in the 2024 Form 10-K for additional information.
Updated Segment Reporting Structure
Effective January 1, 2024, we operated under an updated organizational structure and re-aligned our reporting structure under two reportable segments: Pharmaceutical and Specialty Solutions ("Pharma") segment and Global Medical Products and Distribution ("GMPD") segment. The remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics, are not significant enough to require separate reportable disclosures and are included in Other. The Pharma reportable segment consists of all businesses formerly within our Pharmaceutical segment, excluding Nuclear and Precision Health Solutions. The GMPD reportable segment consists of all businesses formerly within our Medical segment, excluding at-Home Solutions and OptiFreight® Logistics. Our previously reported segment results have been recast to conform to this re-aligned reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change. See Note 13 for segment results under the new reporting structure.
Major Customers
On April 22, 2024, we announced that our pharmaceutical distribution contracts with OptumRx, which expired at the end of June 2024, would not be renewed. Sales to OptumRx generated 17 percent of our consolidated revenue in fiscal 2024.
Recently Issued Financial Accounting Standards And Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the FASB on our consolidated financial statements as well as material updates to previous assessments, if any, from the 2024 Form 10-K.
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This guidance will be effective for us in the 2025 Form 10-K and the guidance must be applied retrospectively to all prior periods presented. We are currently evaluating the impact of adoption of this guidance on our disclosures.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	26

Notes to Financial Statements

Income Tax Disclosure
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for us in the 2026 Form 10-K and should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adoption of this guidance on our disclosures.
Climate-Related Disclosures
In March 2024, the SEC issued final rules on climate-related disclosures that will require annual disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates. These rules also require disclosure of climate risk oversight practices of the Board of Directors and management, and the disclosure of governance, risk management, and strategy related to material climate-related risks. In April 2024, the SEC voluntarily stayed the new rules pending the completion of judicial review. We are currently evaluating the impact of adoption of these final rules on our disclosures.
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the three months ended September 30, 2024.

2. Acquisitions
On September 20, 2024, we announced that we have entered into a definitive agreement to acquire Integrated Oncology Network ("ION"), a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ION includes more than 50 practice sites in 10 states representing more than 100 providers. ION supports a complete continuum of care across its member sites including medical oncology, radiation oncology, urology diagnostic testing and other ancillary services. This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash. Specialty Networks creates clinical and economic value for providers and partners across multiple specialty group purchasing organizations ("GPOs"): UroGPO, Gastrologix and GastroGPO, and United Rheumatology.
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

3. Divestitures
On June 5, 2023, we signed a definitive agreement to contribute the Outcomes™ business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. The transaction closed on July 10, 2023 and we recognized a pre-tax gain of $53 million during the three months ended September 30, 2023, which was included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss). This gain includes our initial recognition of an equity method investment in the combined entity for $147 million, which was recorded in other assets in our condensed consolidated balance sheets.
We determined that the divestiture of the Outcomes™ business did not meet the criteria to be classified as discontinued operations. The Outcomes™ business operated within our former Pharmaceutical segment and its results before the divestiture are reflected within the Pharma segment.

4. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30,
(in millions)	2024	2023
Employee-related costs	$16	$7
Facility exit and other costs	8	18
Total restructuring and employee severance	$24	$25

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs, and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional project management, and costs associated with vacant facilities.
During the three months ended September 30, 2024, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations. During the three months ended September 30, 2023, restructuring and employee severance costs were primarily related to certain

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	27

Notes to Financial Statements

projects resulting from reviews of our strategy, portfolio, capital-allocation framework, and operations and the implementation of certain enterprise-wide cost-savings measures.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2024	$92	$5	$97
Additions	7	—	7
Payments and other adjustments	(5)	(5)	(10)
Balance at September 30, 2024	$94	$—	$94

5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution	Other (1)	Total
Balance at June 30, 2024	$3,555	$—	$1,170	$4,725
Goodwill acquired, net of purchase price adjustments	—	—	—	—
Balance at September 30, 2024	$3,555	$—	$1,170	$4,725
(1)Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
During the three months ended September 30, 2023, we performed interim quantitative goodwill impairment testing for GMPD. This quantitative testing resulted in the carrying amount of GMPD exceeding the fair value, resulting in a pre-tax impairment charge of $585 million. GMPD goodwill was fully impaired during the third quarter of fiscal 2024.
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2024
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A

Definite-life intangibles:
Customer relationships	3,651	2,495	1,156	11
Trademarks, trade names and patents	562	415	147	7
Developed technology and other	1,047	699	348	7
Total definite-life intangibles	5,260	3,609	1,651	10
Total other intangible assets	$5,272	$3,609	$1,663	N/A

	June 30, 2024
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12
Total indefinite-life intangibles	12	—	12

Definite-life intangibles:
Customer relationships	3,628	2,431	1,197
Trademarks, trade names and patents	561	408	153
Developed technology and other	1,047	684	363
Total definite-life intangibles	5,236	3,523	1,713
Total other intangible assets	$5,248	$3,523	$1,725
Total amortization of intangible assets was $68 million and $64 million for the three months ended September 30, 2024 and 2023, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2025 through 2029 is as follows: $200 million, $246 million, $219 million, $191 million, and $186 million.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	28

Notes to Financial Statements

6. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $5.2 billion and $5.1 billion at September 30, 2024 and June 30, 2024, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $30.4 billion and $31.8 billion at September 30, 2024 and June 30, 2024, respectively.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2024 include a $2.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility, which expires in February 2028. We also have a $1.0 billion committed receivables sales facility through September 2025. At September 30, 2024, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In October 2024, we entered into a new 364-Day Revolving Credit Facility, under which we have access to $1.0 billion of committed liquidity through October 2025. We also increased our Commercial Paper program from $2.0 billion to $3.0 billion.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of September 30, 2024, we were in compliance with this financial covenant.

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
Contingencies
New York Opioid Stewardship Act
In April 2018, the State of New York passed a budget which included the Opioid Stewardship Act (the "OSA"). The OSA created an aggregate $100 million annual assessment on all manufacturers and distributors that was assessed based on each manufacturer or distributor's share of the total morphine milligram equivalents sold or distributed in New York during the applicable calendar year, beginning in 2017. Subsequently, New York passed a new opioid excise tax and limited the OSA to two years (2017 and 2018).
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Since fiscal 2021, we have made certain payments to New York State for our portion of the assessment in 2017 and 2018. However, we, and other distributors, challenged the OSA as unconstitutional. In May 2024, the New York Appellate Division held that the 2017 assessment was unconstitutionally retroactive, directing a refund of assessments paid for calendar year 2017, but upheld the 2018 assessment. Both parties have appealed the decision of the New York Appellate Division to the New York Court of Appeals, the state's highest court. We have not recorded a receivable for any possible recoveries related to these assessments.
Legal Proceedings
We become involved from time to time in disputes, litigation, and regulatory matters.
From time to time, we determine that products we distribute, source, manufacture, or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a potential quality or regulatory issue, we investigate and take appropriate corrective action. Such actions have led to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, restrictions on importation, product liability claims, and lawsuits and can lead to action by regulators. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption or anti-bribery laws. When we become aware of such possible compliance matters, we investigate internally and take appropriate corrective action. In addition, from time to time, we receive subpoenas or requests for information from various federal or state agencies relating to our business or to the business of a customer, supplier, or other industry participants. Internal investigations, subpoenas, or requests for information could directly or indirectly lead to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
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

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	29

Notes to Financial Statements
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net, in our condensed consolidated statements of earnings/(loss); however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit.
Opioid Lawsuits and Investigations
Cardinal Health, other pharmaceutical wholesalers, and other participants in the pharmaceutical supply chain have been named as defendants in lawsuits related to the distribution of opioid pain medications. These lawsuits seek equitable relief and monetary damages based on a variety of legal theories, including various common law claims, such as public nuisance, negligence, unjust enrichment, personal injury, as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act, and various other statutes. Plaintiffs in these lawsuits include governmental entities, as well as private parties, such as unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals.
Additionally, we have received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). We have also received civil requests for information, subpoenas, and other requests from other DOJ offices. These investigations concern operation of our anti-diversion program, our anti-diversion policies and procedures, and distribution of certain controlled substances. We are cooperating with these investigations. We are unable to predict the outcome of any of these investigations.
In total, as of September 30, 2024, we have $5.0 billion accrued for these matters, of which $789 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During fiscal 2024, we recognized expense of $340 million in connection with opioid-related matters, including agreements in principle with counsel representing classes of third-party payors and acute care hospitals, and settlements with the City of Baltimore and the State of Alabama. This expense was partially offset by a benefit of $105 million related to prepayments at a prenegotiated discount of certain future payments totaling $344 million.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review these opioid litigation matters to determine whether our accrual is adequate. The amount of ultimate loss may differ materially from this accrual, whether as a result of settlement discussions, a judicial decision or verdict or otherwise, but we are not able to estimate a range of reasonably possible additional losses for these matters. We continue to strongly dispute the allegations made in these lawsuits and none of the agreements described below is an admission of liability or wrongdoing. Please see below for additional description of these matters.
States & Political Subdivisions
In 2022, we along with two other national distributors (collectively, the "Distributors") entered into the National Opioid Settlement Agreement to settle the vast majority of opioid lawsuits and claims brought by states and political subdivisions. In addition to the Distributors, parties to the National Opioid Settlement Agreement include 48 states, the District of Columbia and 5 U.S. territories. Over 99 percent of political subdivisions in settling states (by population as calculated under the National Opioid Settlement Agreement) that had brought opioid-related suits against us have chosen to join the National Opioid Settlement Agreement or have had their claims addressed by state legislation (together with settling states and territories that joined the National Opioid Settlement Agreement, the "Settling Governmental Entities").
During fiscal 2024, we recognized a $22 million charge in litigation (recoveries)/charge, net in the condensed consolidated statements of earnings/(loss) related to an agreement with the Alabama Attorney General under which we agreed to pay approximately $123 million to the State of Alabama over a period of ten years to resolve opioid-related claims brought by the State and its political subdivisions (the "Alabama Settlement"). Including the National Opioid Settlement Agreement, the Alabama Settlement and a prior settlement with the State of West Virginia, we have now resolved the opioid-related claims of all 50 states and the District of Columbia. Additionally, in August 2024, we entered into a settlement agreement with the City of Baltimore to resolve its opioid-related claims. Under this agreement, we agreed to pay $153 million.
Under the National Opioid Settlement Agreement, through October 2024, we have paid the Settling Governmental Entities approximately $1.9 billion. We expect to pay Settling Governmental Entities additional amounts up to $4.4 billion

30	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

Notes to Financial Statements
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
Other Settlements
West Virginia subdivisions and Native American tribes were not a part of the National Opioid Settlement Agreement. In July 2022, a judgment in favor of the Distributors was entered in a bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington. Plaintiffs have appealed this decision to the Fourth Circuit Court of Appeals. In July 2022, we entered into separate agreements to settle the opioid-related claims of the majority of the remaining West Virginia subdivisions and Native American Tribes for approximately $124 million over 11-years and $136 million over five years, respectively.
Private Plaintiffs
The National Opioid Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. There were approximately 367 lawsuits brought by private plaintiffs pending as of October 28, 2024. Of these, 98 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all of these matters.
Following resolution discussions with certain private plaintiffs, during the three months ended September 30, 2024, Distributors finalized agreements with classes of third-party payors and acute care hospitals to settle their claims for $213 million. These agreements remain subject to certain contingencies, including court approval. Active litigation brought by hospital and third-party payor plaintiffs, including certain scheduled trials, has been stayed as to Distributors pending court approval of these settlements.
A trial in a case involving 21 plaintiffs began in state court in Georgia in January 2023 and concluded in March 2023 with a verdict for the company and other defendants on all claims. Following cross-appeals, in September 2024, The Georgia Supreme Court affirmed the defense verdict in full.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. During fiscal 2024, we received $34 million in insurance recoveries related to these matters and $9 million in the three months ended
September 30, 2024. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of September 30, 2024. Certain recoveries from our insurers are recorded in the Pharmaceutical and Specialty Solutions segment.
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
In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve approximately 4,375 claims for $275 million. This settlement agreement is subject to certain conditions, including certain opt-in thresholds. Between May and September 2023, we made settlement payments totaling $275 million into a qualified settlement fund, which will be disbursed to the plaintiffs if required conditions are satisfied. Since July 2021, while we have also entered into agreements to settle the vast majority of IVC filter product liability claims, these settlements will not resolve all of them, and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
We recognized income of $103 million during fiscal year 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At September 30, 2024, we had a total of $289 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets, which includes the $275 million in the qualified settlement fund.
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters condensed consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	31

Notes to Financial Statements
anti-competitive pricing information to manufacturers, and improperly engaged in customer allocation. In May 2020, the court granted our motion to dismiss. In July 2022, the indirect purchasers filed an amended complaint and in August 2022, we filed a motion to dismiss the amended complaint. We are vigorously defending ourselves in this matter, which remains pending as of September 30, 2024.
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $43 million and $41 million, which were recognized in litigation (recoveries)/charges, net, during the three months ended September 30, 2024 and 2023, respectively.
8. Income Taxes
Fluctuations in our provision for/(benefit from) income taxes as a percentage of our pre-tax earnings/(loss) (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three months ended September 30, 2024 and 2023, the effective tax rate was 23.0 percent and 75.1 percent, respectively. The tax rate during the three months ended September 30, 2023 reflects the impact of the tax effects of the goodwill impairment charge recognized in the same quarter.
Tax Effects of Goodwill Impairment Charge
During the three months ended September 30, 2023, we recognized a $585 million pre-tax charge for goodwill impairment related to the GMPD segment. The net tax benefit related to this charge is $45 million for fiscal 2024.
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
The tax effect of the goodwill impairment charge during the three months ended September 30, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to pre-tax loss for three months ended September 30, 2023 resulted in recognizing an incremental interim tax benefit of approximately $102 million, which impacted the benefit from income taxes in the condensed consolidated statements of earnings/(loss) during the three months ended September 30, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheets at September 30, 2023. This interim tax benefit reversed in the remainder of fiscal 2024.
Unrecognized Tax Benefits
We had $952 million and $981 million of unrecognized tax benefits at September 30, 2024 and June 30, 2024, respectively. The September 30, 2024 and June 30, 2024 balances include $871 million and $882 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At September 30, 2024 and June 30, 2024, we had $69 million and $65 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for/(benefit from) from income taxes in the condensed consolidated statements of earnings/(loss). These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of audit issues, reassessment of existing unrecognized tax benefits, or the expiration of statutes of limitations. We estimate that the range of the possible change in unrecognized tax benefits within the next 12 months is between zero and a net decrease of $20 million, exclusive of penalties and interest.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.

9. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$678	$—	$—	$678
Other investments (1)	105	—	—	105
Liabilities:
Forward contracts (2)	—	(37)	—	(37)

32	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

Notes to Financial Statements

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,442	$—	$—	$1,442
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(87)	—	(87)
(1)The other investments balance includes investments in mutual funds, which offset fluctuations in deferred compensation liabilities. These mutual funds invest in the equity securities of companies with both large and small market capitalization and high quality fixed income debt securities. The fair value of these investments is determined using quoted market prices.
(2)     The fair value of interest rate swaps, foreign currency contracts, and net investment hedges is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. The fair value of these derivative contracts, which are subject to master netting arrangements under certain circumstances, is presented on a gross basis in prepaid expenses and other, other assets, other accrued liabilities, and deferred income taxes and other liabilities within the condensed consolidated balance sheets.
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
Currency Exchange Risk Management
We conduct business in several major international currencies and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments, and anticipated foreign currency revenue and expenses.
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings/(loss). For the three months ended September 30, 2024 and 2023, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the three months ended September 30, 2023 we entered into pay-floating interest rate swaps with total notional amounts of $100 million. These swaps were designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate, foreign currency, and commodity price fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.
Pre-tax gains recognized in other comprehensive income/(loss) were $3 million and immaterial for the three months ended September 30, 2024 and 2023, respectively. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were a $1 million loss and a $1 million gain for the three months ended September 30, 2024 and 2023, respectively. Losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	33

Notes to Financial Statements
reclassified into net earnings within the next 12 months are $3 million.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In September 2023, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2025 and ¥18 billion ($120 million) cross-currency swaps maturing in June 2027. In June 2024, we terminated the ¥18 billion ($120 million) cross-currency swaps with a maturity date of June 2027.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were a $22 million loss and a $11 million gain for the three months ended September 30, 2024 and 2023, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings/(loss) for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $2 million and $3 million during the three months ended September 30, 2024 and 2023, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions, and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $1 million loss and an immaterial gain during the three months ended September 30, 2024 and 2023, respectively. The principal currencies managed through foreign currency contracts are the euro, Chinese renminbi, Canadian dollar, Indian rupee, and Brazilian real.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at September 30, 2024 and June 30, 2024 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2024	June 30, 2024
Estimated fair value	$5,072	$4,891
Carrying amount	5,164	5,092
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Deficit
During the three months ended September 30, 2024, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $375 million. We received an initial delivery of 2.7 million common shares using a reference price of $109.65. The program concluded on October 30, 2024 at a volume weighted average price per common share of $110.10 resulting in a final delivery of 0.7 million common shares.
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
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.

34	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

Notes to Financial Statements

Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(138)	$(29)	$(167)
Other comprehensive income, before reclassifications	5	6	11
Amounts reclassified to earnings	—	1	1
Total other comprehensive income attributable to Cardinal Health, Inc., net of tax benefit of $5 million	5	7	12
Balance at September 30, 2024	$(133)	$(22)	$(155)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(137)	$(14)	$(151)
Other comprehensive loss, before reclassifications	(11)	(1)	(12)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $3 million	(11)	(3)	(14)
Balance at September 30, 2023	$(148)	$(17)	$(165)

12. Earnings/(Loss) Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings/(loss) per share attributable to Cardinal Health, Inc. ("EPS"):

	Three Months Ended September 30,
(in millions)	2024	2023
Weighted-average common shares–basic	243	249
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	2	—
Weighted-average common shares–diluted	245	249
The potentially dilutive employee stock options, restricted share units, and performance share units that were excluded from the computation of diluted EPS were immaterial for the three months ended September 30, 2024 and 2 million for the three months ended September 30, 2023, 1 million of which were anti-dilutive as a result of the net loss during the period.

13. Segment Information
Effective January 1, 2024, we operated under an updated organizational structure and re-aligned our reporting structure under two reportable segments: Pharma segment and GMPD segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes of allocating resources and assessing performance combined with the nature of the individual business activities. Our previously reported segment results have been recast to conform to this re-aligned reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change.
Our Pharma segment distributes branded and generic pharmaceutical, specialty pharmaceutical, and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; and repackages generic pharmaceuticals and over-the-counter healthcare products.
Our GMPD segment manufactures, sources, and distributes Cardinal Health brand medical, surgical, and laboratory products, which are sold in the United States, Canada, Europe, Asia, and other markets. In addition to distributing Cardinal Health brand products, this segment also distributes a broad range of medical, surgical, and laboratory products known as national brand products to hospitals, ambulatory surgery centers, clinical laboratories, and other healthcare providers in the United States and Canada.
The remaining three non-reportable operating segments included in Other are Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics. These operating segments respectively operate nuclear pharmacies and radiopharmaceutical manufacturing facilities, distribute medical products to patients' homes in the United States, and provide supply chain services and solutions to our customers.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	35

Notes to Financial Statements

Revenue
The following table presents revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

	Three Months Ended September 30,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$47,990	$50,588
Global Medical Products and Distribution	3,123	3,032
Nuclear and Precision Health Solutions	373	324
at-Home Solutions	739	667
OptiFreight® Logistics	74	60
Other	1,186	1,051
Total segment revenue	52,299	54,671
Corporate (1)	(22)	(21)
Total revenue	$52,277	$54,650
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

	Three Months Ended September 30,
(in millions)	2024	2023
United States	$51,891	$54,270
International	408	401
Total segment revenue	52,299	54,671
Corporate (1)	(22)	(21)
Total revenue	$52,277	$54,650
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
•impairments and (gain)/loss on disposal of assets, net; we recognized a pre-tax goodwill impairment charge of $585 million during the three months ended September 30, 2023;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt;
•provision for/(benefit from) income taxes
In addition, certain investment spending and certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $12 million and $6 million for the three months ended September 30, 2024 and 2023, respectively.
The following table presents segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended September 30,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$530	$456
Global Medical Products and Distribution	8	12
Other (1)	104	96
Total segment profit	642	564
Corporate	(74)	(596)
Total operating earnings/(loss)	$568	$(32)
(1)     Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.

Segment Assets
The following table presents total assets for two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	September 30, 2024	June 30, 2024
Pharmaceutical and Specialty Solutions	$29,215	$29,149
Global Medical Products and Distribution	7,148	7,047
Other	2,611	2,606
Corporate	4,085	6,319
Total assets	$43,059	$45,121

36	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

Notes to Financial Statements

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees.
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2024	2023
Restricted share unit expense	$19	$21
Performance share unit expense	11	8
Total share-based compensation	$30	$29
The total tax benefit related to share-based compensation was $4 million for both the three months ended September 30, 2024 and 2023.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2024	1.7	$70.98
Granted	0.7	107.88
Vested	(0.8)	72.19
Canceled and forfeited	—	—
Nonvested at September 30, 2024	1.6	$90.60
At September 30, 2024, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $110 million, which is expected to be recognized over a weighted-average period of two years.
Performance Share Units
Performance share units vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved and our total shareholder return relative to the S&P 500 Health Care Index, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2024	1.3	$97.03
Granted	0.4	113.88
Vested	(0.3)	108.78
Canceled and forfeited	—	—
Nonvested at September 30, 2024	1.4	$98.81
At September 30, 2024, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $63 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	37

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Cardinal Health's Current Report on Form 8-K filed on May 11, 2023, File No. 1-11373
10.1	364-Day Credit Agreement, dated October 8, 2024 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on October 10, 2024, File No. 1-11373)
10.2
Fourth Amendment to Issuing and Paying Agency Agreement, dated October 8, 2024 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on October 10, 2024, File No. 1-11373) *

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
*Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

Cardinal Health Website
Cardinal Health uses its website as a channel of distribution for material company information. Important information, including news releases, financial information, earnings and analyst presentations, and information about upcoming presentations and events is routinely posted and accessible at ir.cardinalhealth.com. In addition, the website allows investors and other interested persons to sign up automatically to receive e-mail alerts when we post news releases, SEC filings, and certain other information on its website.

38	Cardinal Health | Q1 Fiscal 2025 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

Cardinal Health | Q1 Fiscal 2025 Form 10-Q	39

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 1, 2024	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

40	Cardinal Health | Q1 Fiscal 2025 Form 10-Q