Form 10-Q
period 2024-12-31
CARDINAL HEALTH INC
filed 2025-01-30
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ................ to ......................
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☑
The number of the registrant’s common shares, without par value, outstanding as of January 24, 2025, was the following: 241,567,993.

Cardinal Health Q2 Fiscal 2025 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected, or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Form 10-K”), our Form 10-Q for the quarter ending September 30, 2024, and other SEC filings made since June 30, 2024. Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at December 31, 2024 and June 30, 2024, and in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for the three and six months ended December 31, 2024 and 2023. All comparisons presented are with respect to the prior-year period, unless stated otherwise. Our previously reported segment results have been recast to conform to our new reporting structure and reflect changes in the elimination of inter-segment revenue and allocated corporate technology and shared function expenses, which are driven by the reporting structure change. All of the revisions are reflected throughout this Form 10-Q. See Note 1 of the "Notes to Condensed Consolidated Financial Statements" for additional information. The discussion and analysis in this Form 10-Q should be read in conjunction with the MD&A included in our 2024 Form 10-K.

2	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three and six months ended December 31, 2024 decreased 4 percent to $55.3 billion and $107.5 billion, respectively, from the comparative prior-year periods, primarily due to the expiration of the OptumRx contracts, partially offset by branded and specialty pharmaceutical sales growth from existing and new customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2024	2023	Change	2024	2023	Change
GAAP operating earnings	$549	$505	9%	$1,117	$473	N.M.
Restructuring and employee severance	9	28		33	53
Amortization and other acquisition-related costs	105	63		179	127
Impairments and (gain)/loss on disposal of assets, net	3	1		2	542
Litigation (recoveries)/charges, net	(31)	(11)		(71)	(52)
Non-GAAP operating earnings	$635	$585	9%	$1,260	$1,142	10%
The sum of the components and certain computations may reflect rounding adjustments.
GAAP operating earnings for the three months ended December 31, 2024 increased 9 percent to $549 million from the comparative prior-year quarter, primarily due to the beneficial impact of enterprise-wide cost savings measures and growth from BioPharma Solutions, including contributions from Specialty Networks, partially offset by transaction and integration costs associated with acquisitions. GAAP operating earnings for the six months ended December 31, 2024 increased to $1.1 billion from the comparative prior-year period, primarily due to the pre-tax non-cash goodwill impairment charges related to the GMPD segment of $585 million recognized during the six months ended December 31, 2023. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Non-GAAP operating earnings increased 9 percent to $635 million for the three months ended December 31, 2024 from the comparative prior-year quarter, primarily due to the beneficial impact of enterprise-wide cost savings measures and growth from BioPharma Solutions, including contributions from Specialty Networks, partially offset by the expiration of the OptumRx contracts. Non-GAAP operating earnings increased 10 percent to $1.3 billion for the six months ended December 31, 2024 from the comparative prior-year period, primarily due to increased contribution from branded pharmaceutical and specialty pharmaceutical products and the beneficial impact of enterprise-wide cost savings measures, partially offset by the expiration of the OptumRx contracts.

3	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2024	2023	Change	2024	2023	Change
GAAP diluted EPS (1)	$1.65	$1.50	10%	$3.35	$1.43	N.M.
Restructuring and employee severance	0.03	0.09		0.10	0.16
Amortization and other acquisition-related costs	0.32	0.19		0.54	0.37
Impairments and (gain)/loss on disposal of assets, net (2)	0.01	0.15		0.01	1.78
Litigation (recoveries)/charges, net	(0.08)	(0.03)		(0.19)	(0.14)
Non-GAAP diluted EPS (1)	$1.93	$1.89	2%	$3.81	$3.60	6%
The sum of the components and certain computations may reflect rounding adjustments.
(1)Diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS").
(2)For the six months ended December 31, 2023, impairments and (gain)/loss on disposal of assets, net included a pre-tax goodwill impairment charge of $585 million related to the GMPD segment. This had an adverse impact of $1.91 per share to GAAP diluted EPS for the six months ended December 31, 2023.
GAAP diluted EPS for the three and six months ended December 31, 2024 increased to $1.65 and $3.35, respectively, from the comparative prior-year periods, primarily due to the factors impacting GAAP operating earnings discussed in the preceding section.
Non-GAAP diluted EPS for the three and six months ended December 31, 2024 increased 2 percent to $1.93 and 6 percent to $3.81, respectively, from the comparative prior-year periods, primarily due to the factors impacting non-GAAP operating earnings discussed in the preceding section, offset by increased interest expense.

Cash and Equivalents

Our cash and equivalents balance was $3.8 billion at December 31, 2024 compared to $5.1 billion at June 30, 2024. During the six months ended December 31, 2024, net cash used in operating activities was $2.0 billion, which was primarily impacted by the unwinding of the negative net working capital associated with the OptumRx contracts and the normal timing of payments to vendors. Cash used in operating activities also includes the impact of payments totaling $692 million related to the opioid litigation.
In addition, on December 2, 2024, we completed the acquisition of ION for a purchase price of $1.1 billion of cash, subject to certain adjustments. During the six months ended December 31, 2024, we issued additional long-term debt and received net proceeds of $2.9 billion to fund a portion of the consideration to be paid in connection with our proposed acquisitions and for general purposes, and deployed cash of $400 million for debt repayment, $390 million for share repurchases, $250 million for cash dividends, and $189 million for capital expenditures.
See Note 2 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on these acquisitions and the debt issuance, respectively.

4	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2025 and Trends
Acquisitions

Integrated Oncology Network
On December 2, 2024, we completed the acquisition of ION, a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ION is a management services organization that supports more than 50 practice sites in 10 states representing more than 100 providers. ION supports a continuum of care across its member sites including medical oncology, radiation oncology, urology diagnostic testing, and other ancillary services. As part of the transaction, ION practices will be integrated into Navista, our managed services organization intended to enhance efficiency for providers and patients, enable additional capabilities, and increase practice profitability of independent community oncologists. We report ION results within our Pharma segment. We funded the acquisition with available cash on hand.
GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of 73 percent ownership interest in GIA, a gastroenterology management services organization, for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments. Beginning on the third anniversary of GIA's closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding equity. GIA's management services organization platform includes over 900 physicians across 345 practice locations in 20 states and has the ability to further expand both geographically and in other key therapeutic areas. We will consolidate the results of GIA in our condensed consolidated financial statements and report those consolidated results within our Pharma segment.
Advanced Diabetes Supply Group ("ADSG")
On November 11, 2024, we announced that we have entered into a definitive agreement to acquire the Advanced Diabetes Supply Group ("ADSG"), a diabetic medical supplies provider, for a purchase price of approximately $1.1 billion in cash, subject to certain adjustments. ADSG serves approximately 500,000 patients annually by providing the latest innovations in diabetes therapies from leading manufacturers. ADSG will become part of our at-Home Solutions operating segment and we will report ADSG results in Other. This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
We intend to finance the acquisitions of GIA and ADSG with a combination of cash on hand and cash proceeds from the new debt financing as described in Note 6 of the "Notes to Condensed Consolidated Financial Statements".
We expect the acquisition of ION and GIA and proposed acquisitions of ADSG to positively impact respective segment revenue and segment profit while increasing amortization and acquisition-related costs during the remainder of fiscal 2025, fiscal 2026, and beyond.
See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information on these acquisitions.

Pharmaceutical and Specialty Solutions Segment

OptumRx Contracts
On April 22, 2024, we announced that our pharmaceutical distribution contracts with OptumRx would expire at the end of June 2024. Sales to OptumRx generated 17 percent of our consolidated revenue in fiscal 2024; however, due to the class of trade, sales to OptumRx generated a meaningfully lower operating margin than the overall Pharma segment. The expiration of the OptumRx contracts and unwinding of the negative net working capital associated with the contracts adversely impacted our results of operations, including segment profit, financial condition, and cash flows during the six months ended December 31, 2024. While we anticipate offsetting the impact through a combination of onboarding new customers, growth from existing customers, and cost savings, we expect some adverse impacts to continue throughout the remainder of fiscal 2025.
Branded Pharmaceuticals
During fiscal 2024, we saw increased demand for GLP-1 pharmaceuticals and our sales increased significantly, despite periodic supply shortages. These increased sales positively impacted our Pharma segment and consolidated revenue for the fiscal 2024; however, GLP-1 sales did not meaningfully contribute to segment profit. Future demand and reimbursement for these medications is unpredictable and our ability to meet demand may be impacted by supply constraints.
During fiscal 2024, we began distributing commercially available COVID-19 vaccines following the U.S. Food and Drug Administration (“FDA”) approval. Distribution of these vaccines had a greater than anticipated benefit to our Pharma segment profit in fiscal 2024, especially in the second quarter. In August 2024, the FDA approved the 2024-2025 commercial COVID-19 vaccines, and our Pharma

5	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Overview
segment profit was positively impacted by distribution of these vaccines in the first and second quarter of fiscal 2025, but to a lesser extent than in fiscal 2024. Due to the earlier seasonal launch of the COVID-19 vaccine distribution in fiscal 2025, there was a lower contribution from the vaccine distribution in the second quarter of fiscal 2025 compared to the prior-year quarter.
Generics Program
The performance of our Pharma segment generics program positively impacted the year-over-year comparison of Pharma segment profit, excluding the impact of the OptumRx contracts expiration, during the three and six months ended December 31, 2024. The Pharma segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
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
BioPharma Solutions
The performance of BioPharma Solutions positively impacted the year-over-year comparison of Pharma segment profit during the three and six months ended December 31, 2024. BioPharma Solutions consists of services to biopharmaceutical manufacturers and healthcare providers including, among other things, Specialty Networks, third-party logistics ("3PL"), group purchasing organizations ("GPOs"), patient access and support programs, regulatory and clinical consulting, and real world data and evidence.
The frequency, timing, magnitude, and profit impact of customer demand, new product launches, and our ongoing investments are subject to risks and uncertainties. These risks and uncertainties may impact Pharma segment profit and consolidated operating earnings during the remainder of fiscal 2025 and beyond.

Global Medical Products and Distribution Segment

Volumes
We experienced Cardinal Health brand medical products sales growth during fiscal 2024 and in the first half of fiscal 2025, and we expect further growth for the remainder of fiscal 2025 and beyond. The timing, magnitude, and profit impact of this anticipated sales growth is subject to risks and uncertainties, which may impact GMPD segment profit.

6	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2024	2023	Change	2024	2023	Change
Pharmaceutical and Specialty Solutions	$50,849	$53,202	(4)%	$98,839	$103,790	(5)%
Global Medical Products and Distribution	3,154	3,127	1%	6,277	6,159	2%
Other	1,283	1,135	13%	2,469	2,186	13%
Total segment revenue	55,286	57,464	(4)%	107,585	112,135	(4)%
Corporate	(22)	(22)	N.M.	(44)	(43)	N.M.
Total revenue	$55,264	$57,442	(4)%	$107,541	$112,092	(4)%
Pharmaceutical and Specialty Solutions
Pharma segment revenue for the three and six months ended December 31, 2024 decreased 4 percent to $50.8 billion and 5 percent to $98.8 billion, respectively, from the comparative prior-year periods, primarily due to the expiration of the OptumRx contracts, partially offset by branded and specialty pharmaceutical sales growth from existing and new customers.
Global Medical Products and Distribution
GMPD segment revenue for the three and six months ended December 31, 2024 increased 1 percent to $3.2 billion and 2 percent to $6.3 billion, respectively, from the comparative prior-year periods, primarily due to higher volumes from existing customers.
Other
Other revenue for the three and six months ended December 31, 2024 increased 13 percent to $1.3 billion and $2.5 billion, respectively, from the comparative prior-year periods, due to growth across the three operating segments: at-Home Solutions, Nuclear and Precision Health Solutions, and OptiFreight® Logistics.

Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2024 decreased 4 percent to $53.3 billion and $103.7 billion, respectively, from the comparative prior-year periods, primarily due to the factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Results of Operations

Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2024	2023	Change	2024	2023	Change
Gross margin	$1,941	$1,854	5%	$3,843	$3,597	7%

Gross margin for the three months ended December 31, 2024 increased 5 percent to $1.9 billion from the comparative prior-year quarter, primarily due to growth from BioPharma Solutions, including contributions from Specialty Networks, increased contribution from branded pharmaceutical and specialty pharmaceutical products, and due to the ION acquisition, partially offset by the expiration of the OptumRx contracts.
Gross margin for the six months ended December 31, 2024 increased 7 percent to $3.8 billion from the comparative prior-year period, primarily due to the increased contribution from branded pharmaceutical and specialty pharmaceutical products and growth from BioPharma Solutions, including contributions from Specialty Networks, partially offset by the expiration of the OptumRx contracts.
Gross margin rates for the three and six months ended December 31, 2024 grew 28 basis points to 3.51 percent and 36 basis points to 3.57 percent, respectively, from the comparative prior-year periods, primarily due to favorable changes in the overall product mix for the Pharma segment and the increased contribution from branded pharmaceutical and specialty pharmaceutical products, largely driven by the expiration of the OptumRx contracts.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2024	2023	Change	2024	2023	Change
SG&A expenses	$1,306	$1,268	3%	$2,583	$2,454	5%
SG&A expenses for the three months ended December 31, 2024 increased 3 percent to $1.3 billion from the comparative prior-year quarter, primarily due to the ION acquisition and higher costs to support sales growth for existing customers, partially offset by the beneficial impact of enterprise-wide cost savings measures.
SG&A expenses for the six months ended December 31, 2024 increased 5 percent to $2.6 billion from the comparative prior-year period, primarily due to higher health and welfare costs and higher costs to support sales growth for existing customers, partially offset by the beneficial impact of enterprise-wide cost savings measures.

8	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Results of Operations

Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2024	2023	Change	2024	2023	Change
Pharmaceutical and Specialty Solutions	$531	$495	7%	$1,061	$951	12%
Global Medical Products and Distribution	18	11	N.M.	26	23	13%
Other	118	106	11%	222	202	10%
Total segment profit	667	612	9%	1,309	1,176	11%
Corporate	(118)	(107)	N.M.	(192)	(703)	N.M.
Total consolidated operating earnings	$549	$505	9%	$1,117	$473	N.M.
Pharmaceutical and Specialty Solutions
Pharma segment profit for the three and six months ended December 31, 2024 increased 7 percent to $531 million and 12 percent to $1.1 billion, respectively, from the comparative prior-year periods, primarily due to increased contribution from branded pharmaceutical and specialty pharmaceutical products and growth from BioPharma Solutions, including contributions from Specialty Networks, partially offset by the expiration of the OptumRx contracts.
Global Medical Products and Distribution
GMPD segment profit for the three months ended December 31, 2024 increased to $18 million from the comparative prior-year quarter, primarily due to the beneficial impact of cost optimization initiatives, partially offset by the write-off of uncollectible receivables in the Wavemark business.
GMPD segment profit for the six months ended December 31, 2024 increased to $26 million from the comparative prior-year period, primarily due to growth from existing customers and the beneficial impact of cost optimization initiatives, partially offset by higher manufacturing and health and welfare costs.
Other
Other segment profit for the three months ended December 31, 2024 increased 11 percent to $118 million from the comparative prior-year quarter, primarily due to the performance of OptiFreight® Logistics and Nuclear and Precision Health Solutions.
Other segment profit for the six months ended December 31, 2024 increased 10 percent to $222 million from the comparative prior-year period, primarily due to the performance of OptiFreight® Logistics.
Corporate
The changes in Corporate for the three and six months ended December 31, 2024 were due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

9	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2024	2023	2024	2023
Restructuring and employee severance	$9	$28	$33	$53
Amortization and other acquisition-related costs	105	63	179	127
Impairments and (gain)/loss on disposal of assets, net	3	1	2	542
Litigation (recoveries)/charges, net	(31)	(11)	(71)	(52)
Restructuring and Employee Severance
Restructuring and employee severance costs during the three and six months ended December 31, 2024 were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations. During the three and six months ended December 31, 2023, costs were primarily related to certain projects resulting from reviews of our strategy, portfolio, capital-allocation framework, and operations and the implementation of certain enterprise-wide cost-savings measures.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $69 million and $63 million for the three months ended December 31, 2024 and 2023, respectively, and $137 million and $127 million for the six months ended December 31, 2024 and 2023, respectively.
Transaction and integration costs associated with acquisitions were $36 million and $42 million for the three and six months ended December 31, 2024, respectively.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During the six months ended December 31, 2023, we recognized a $585 million pre-tax non-cash goodwill impairment charge related to the GMPD segment and recognized a pre-tax gain of $53 million related to the divestiture of the Outcomes™ business.
Litigation (Recoveries)/Charges, Net
We recognized income for net recoveries in class action antitrust litigation in which we were a class member or plaintiff of $16 million and $59 million during the three and six months ended December 31, 2024, respectively, and $31 million and $71 million during the three and six months ended December 31, 2023, respectively. We recognized $15 million in opioid-related insurance recoveries during both the three and six months ended December 31, 2024. During the three and six months ended December 31, 2023, we recognized a $22 million charge related to an agreement in principle with the Alabama Attorney General.
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2024	2023	Change	2024	2023	Change
Other (income)/expense, net	$3	$(10)	N.M.	$(2)	$(9)	N.M.
Interest expense, net	35	3	N.M.	67	14	N.M.
Interest Expense, Net
Interest expense for the three and six months ended December 31, 2024 increased to $35 million and $67 million, respectively, from the comparative prior-year periods, primarily due to the new debt financing and decreased interest income from cash and equivalents. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the new debt financing.
Provision for Income Taxes

The effective tax rate was 21.4 percent and 27.9 percent for the three months ended December 31, 2024 and 2023, respectively, and 22.2 percent and 23.4 percent for the six months ended December 31, 2024 and 2023, respectively. The prior-year tax rates reflect the impact of the tax effects of goodwill impairment charges as well as certain other discrete items. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

10	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Tax Effects of Goodwill Impairment Charges
During the six months ended December 31, 2023, we recognized a pre-tax goodwill impairment charge of $585 million related to the GMPD segment. The net tax benefit related to this charge was $45 million for fiscal 2024.
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
The tax effect of the goodwill impairment charge recorded during the six months ended December 31, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill impairment increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to the pre-tax income for the six months ended December 31, 2023 resulted in recognizing an incremental interim tax benefit of approximately $66 million, which impacted the provision for income taxes in the condensed consolidated statements of earnings during the six months ended December 31, 2023. The incremental interim tax benefit reversed in the remainder of fiscal 2024.

11	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Liquidity and Capital Resources
Liquidity and Capital Resources
We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our operations and expected future cash needs as described below. In addition to those disclosed, if we decide to engage in one or more acquisitions, depending on the size and timing of such transactions, we may need to access capital markets for additional financing.
Cash and Equivalents

Our cash and equivalents balance was $3.8 billion at December 31, 2024 compared to $5.1 billion at June 30, 2024.
During the six months ended December 31, 2024, net cash used in operating activities was $2.0 billion, which was primarily impacted by the unwinding of the negative net working capital associated with the OptumRx contracts and the normal timing of payments to vendors. Cash used in operating activities also includes the impact of payments totaling $692 million related to the opioid litigation.
In addition, on December 2, 2024, we completed the acquisition of ION for a purchase price of $1.1 billion of cash, subject to certain adjustments. During the six months ended December 31, 2024, we issued additional long-term debt and received net proceeds of $2.9 billion to fund a portion of the consideration payable in connection with the GIA and ADSG acquisitions and for general purposes, and deployed cash of $400 million for debt repayment,
$390 million for share repurchases, $250 million for cash dividends and $189 million for capital expenditures.
At December 31, 2024, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at December 31, 2024 includes $535 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2024 include a $3.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility and a $1.0 billion 364-Day revolving credit facility that expires in October 2025. We also have a $1.0 billion committed receivables sales facility through September 2025. At December 31, 2024, we had no amounts outstanding under our commercial paper program, revolving credit facilities, or our committed receivables sales facility.
On December 5, 2024, we entered into a term loan credit agreement that, among other things, provides commitments for a term loan facility in an aggregate amount of $1.0 billion until the earliest of (a) the occurrence of both termination dates contemplated by (i) the agreement for the acquisition of a majority of the outstanding equity interest of GIA and (ii) the agreement for our proposed acquisition of ADSG, (b) the closing of both the GIA and ADSG transactions without the funding of the loans, or (c) November 10, 2025. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for more details on the proposed acquisitions. Once borrowed, loans under this term loan credit agreement will mature three years after the date of borrowing, which may be accelerated pursuant to certain conditions specified in the credit agreement. Interest rates on borrowings will be based on prevailing interest rates, benchmarked based on Term SOFR and subject to our credit ratings.
Our term loan credit agreement, revolving credit, and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2024, we were in compliance with this financial covenant.
Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $7.6 billion and $5.1 billion at December 31, 2024 and June 30, 2024, respectively.
In November 2024, we issued additional debt with the aggregate principal amount of $2.9 billion to fund a portion of the consideration payable in connection with the GIA and ADSG acquisitions, and for general purposes. The notes issued are $500 million aggregate principal amount of 4.7% Notes that mature on November 15, 2026, $750 million aggregate principal amount of 5.0% Notes that mature on November 15, 2029, $1.0 billion aggregate principal amount of 5.35% Notes that mature on November 15, 2034, and $650 million aggregate principal amount of 5.75% Notes that mature on November 15, 2054. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs were $2.9 billion. We also obtained a commitment letter on November 11, 2024 from a financial institution for a $2.9 billion unsecured bridge term loan facility that could have been used to complete the acquisition of GIA. We incurred fees related to the facility, which are included in interest expense, net. The unsecured bridge term loan facility was never entered into and we terminated the commitment letter on November 22, 2024.

12	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Liquidity and Capital Resources
During the three months ended December 31, 2024, we repaid the full principal of $400 million of the 3.5% Notes due 2024 at maturity with proceeds from the debt issuance in fiscal 2024, $200 million of which were invested in short-term time deposits and classified as prepaid expenses and other in our condensed consolidated balance sheets at June 30, 2024.
Capital Deployment

Opioid Litigation Settlement Agreement
We had $4.9 billion accrued at December 31, 2024 related to certain national opioid litigation settlements, as further described within Note 7 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the six months ended December 31, 2024, we made payments totaling $692 million, which included our fourth annual payment under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "National Opioid Settlement Agreement") and payments related to the settlement agreements with the City of Baltimore and acute care hospitals. The amounts of future annual payments under the National Opioid Settlement Agreement may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the six months ended December 31, 2024 and 2023 were $189 million and $206 million, respectively.
Dividends
On each of May 7, 2024 and August 15, 2024, and November 5, 2024, our Board of Directors approved a quarterly dividend of $0.5056 per share, or $2.02 per share on an annualized basis, which were paid on July 15, 2024, October 15, 2024, and January 15, 2025 to shareholders of record on July 1, 2024, October 1, 2024, and January 2, 2025, respectively.
Share Repurchases
During the six months ended December 31, 2024, we deployed $375 million for repurchases of our common shares under an accelerated share repurchase ("ASR") program. We funded the repurchases with available cash. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
As of December 31, 2024, we have $3.1 billion remaining under our existing share repurchase authorization.

Acquisitions
On December 2, 2024, we completed the acquisition of ION, a management services organization that supports more than 50 practice sites in 10 states representing more than 100 providers, for a purchase price of $1.1 billion in cash, subject to certain adjustments.
On January 30, 2025, we completed the acquisition of a 73 percent ownership interest in GIA, a gastroenterology management services organization supporting more than 900 physicians across 345 practice locations in 20 states, for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments.
On November 11, 2024, we also announced that we have entered into a definitive agreement to acquire ADSG, a diabetic medical supplies provider, for a purchase price of approximately $1.1 billion in cash, subject to certain adjustments. This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
In November 2024, we issued additional debt with the aggregate principal amount of $2.9 billion to fund a portion of the consideration payable in connection with the GIA and ADSG acquisitions and for general purposes. See Note 2 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

13	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in the 2024 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2024. Other than the considerations noted above in connection with acquisitions and our debt issuance, there have been no subsequent material changes outside of the ordinary course of business to those items. See Note 2 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2024. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2024 Form 10-K and our Form 10-Q for the quarter ended September 30, 2024.
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Because estimates are inherently uncertain, actual results may differ, including due to the risks discussed in "Risk Factors" and other risks discussed in our 2024 Form 10-K and our other filings with the SEC since June 30, 2024.
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
Our reporting units are: Pharmaceutical and Specialty Solutions (excluding Navista & ION), Navista & ION, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
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

at-Home Solutions Goodwill
During our fiscal 2024 annual impairment test, the fair value of our at-Home Solutions reporting unit exceeded its carrying amount by less than 1 percent. A decrease in future cash flows, an increase in the discount rate or a decrease in the terminal growth rate, among other things, could result in a goodwill impairment for at-Home Solutions. During the three months ended December 31, 2024, there were no indicators of goodwill impairment for the at-Home Solutions reporting unit.
Global Medical Products and Distribution Goodwill
During fiscal 2024, we recorded $675 million of goodwill impairment charges related to our GMPD reporting unit. GMPD goodwill was fully impaired during the third quarter of fiscal 2024.

14	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

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
•Shareholder cooperation agreement costs includes costs such as legal, consulting and other expenses incurred in relation to the agreement (the "Cooperation Agreement") entered into among Elliott Associates, L.P., Elliott International, L.P. (together, "Elliott") and Cardinal Health. These include costs incurred to negotiate and finalize the Cooperation Agreement and costs incurred by the Business Review Committee of the Board of Directors, formed under this Cooperation Agreement, tasked with undertaking a comprehensive review of our strategy, portfolio, capital allocation framework, and operations. We have excluded these costs from our non-GAAP metrics because they do not occur in or reflect the ordinary course of our ongoing business operations and may obscure analysis of trends and financial performance. The Cooperation Agreement expired in the second quarter of fiscal 2025.
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

15	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

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

16	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2024
GAAP	$549	9%	$511	$110	$400	9%	$1.65	10%
Restructuring and employee severance	9		9	2	7		0.03
Amortization and other acquisition-related costs	105		105	27	78		0.32
Impairments and (gain)/loss on disposal of assets, net	3		3	1	2		0.01
Litigation (recoveries)/charges, net	(31)		(31)	(12)	(19)		(0.08)
Non-GAAP	$635	9%	$597	$127	$468	1%	$1.93	2%
	Three Months Ended December 31, 2023
GAAP	$505	N.M.	$512	$143	$368	N.M.	$1.50	N.M.
Restructuring and employee severance	28		28	7	21		0.09
Amortization and other acquisition-related costs	63		63	17	46		0.19
Impairments and (gain)/loss on disposal of assets, net	1		1	(35)	36		0.15
Litigation (recoveries)/charges, net	(11)		(11)	(5)	(6)		(0.03)
Non-GAAP	$585	17%	$592	$127	$464	22%	$1.89	31%
	Six Months Ended December 31, 2024
GAAP	$1,117	N.M.	$1,052	$234	$816	N.M.	$3.35	N.M.
Restructuring and employee severance	33		33	8	25		0.10
Amortization and other acquisition-related costs	179		179	47	132		0.54
Impairments and (gain)/loss on disposal of assets, net	2		2	—	2		0.01
Litigation (recoveries)/charges, net	(71)		(71)	(24)	(47)		(0.19)
Non-GAAP	$1,260	10%	$1,195	$266	$927	4%	$3.81	6%
	Six Months Ended December 31, 2023
GAAP	$473	N.M.	$468	$110	$356	N.M.	$1.43	N.M.
Restructuring and employee severance	53		53	14	39		0.16
Amortization and other acquisition-related costs	127		127	34	93		0.37
Impairments and (gain)/loss on disposal of assets, net [2]	542		542	100	442		1.78
Litigation (recoveries)/charges, net	(52)		(52)	(17)	(35)		(0.14)
Non-GAAP	$1,142	26%	$1,137	$241	$894	29%	$3.60	39%
1     Attributable to Cardinal Health, Inc.
2    For the six months ended December 31, 2023, impairments and (gain)/loss on disposal of assets, net included a pre-tax goodwill impairment charge of $585 million related to the GMPD segment. For fiscal 2024, the estimated net tax benefit related to this impairment was $45 million and was included in the annual effective tax rate. As a result, the amount of tax benefit increased by approximately an incremental $66 million for the six months ended December 31, 2023 and increased the provision for income taxes for the remainder of fiscal 2024.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

17	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2024 Form 10-K since the end of fiscal 2024 through December 31, 2024.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

18	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Other
Legal Proceedings
The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in the 2024 Form 10-K, our Form 10-Q for the quarter ended September 30, 2024, and our other filings with the SEC since June 30, 2024. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Our ability to manage and complete acquisitions could impact our strategic objectives and financial condition.
From time to time, we look to acquire other businesses that expand or complement our existing businesses or enable our entry into new lines of business. Completion of such acquisitions, including our recently announced acquisitions, and the integration of acquired businesses involve a number of risks, including the following: we may overpay for a business or fail to realize the synergies, financial, strategic and other benefits we expect from the acquisition; our management’s attention may be diverted to integration efforts; we may fail to retain key personnel of the acquired business; future developments may impair the value of our purchased goodwill or intangible assets; we may face difficulties or delays establishing, integrating or combining operations and systems, including manufacturing facilities; we may assume liabilities related to legal proceedings involving the acquired business; we may face challenges retaining the customers of the acquired business; we may require financing that may not be available on favorable terms; we may not receive regulatory approval necessary to timely complete an acquisition; or we may encounter unforeseen internal control, regulatory or compliance issues. Additional debt or the use of a significant portion of our cash may have an adverse impact on our access to liquidity, limit our flexibility in responding to other business opportunities, and increase exposure to adverse economic and industry conditions. Any of the foregoing may impact our ability to achieve anticipated benefits of an acquisition, which might have an adverse impact on results of operations and financial conditions.
Our results of operations and financial condition may be adversely affected by risks associated with entering new lines of business.
As a result of our recently announced acquisitions, we are entering into new lines of business, including providing physician practice support and management services, that complement our pre-existing businesses. Such new lines of business involve numerous risks and uncertainties that may be different from or more significant than the risks and uncertainties facing our legacy businesses, including risks arising under or related to fraud, waste and abuse laws, direct or indirect ownership of provider practices and closer ties to the practice of medicine, litigation involving physicians, and risks from regulatory or legislative changes that may limit direct or indirect ownership of provider practices or our ability to provide physician practice support and management services. Additionally, our ability to successfully execute on providing physician practice support and management services, including through direct or indirect ownership of provider practices as permitted by applicable law, depends upon a number of factors, including: the ability to develop or acquire and integrate appropriate practice management and support expertise; the ability to support recruitment, integration, and retention of sufficient numbers of local providers and staff; the ability to successfully support negotiations with vendors, suppliers, and payors; the reimbursement environment; and competition from other healthcare organizations with greater depth of experience or market knowledge.
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
Our foreign operations expose us to a number of risks related to trade protection laws, tariffs, excise or other border taxes on goods sourced from certain countries or on the importation or exportation of products or raw materials. Changes or uncertainty in U.S. or international trade policies or tariffs could impact our global operations, as well as our customers and suppliers. For example, products and materials sourced, directly or indirectly, from outside the U.S., including from China, Mexico, and other countries or regions in which we do business, may be subject to major changes in tax or trade policy in connection with the proposal or actual imposition of tariffs, barriers to market participation, or other protectionist measures. These changes may require taking certain actions such as raising prices and seeking alternative sources of supply. We may also be required to spend more money to source certain products or materials that we need or to manufacture certain of our products. This could adversely impact our business and results of operations.

19	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Other
In addition, we conduct our business in U.S. dollars and various functional currencies of our foreign subsidiaries. Changes in foreign currency exchange rates could adversely affect our financial results, which are reported in U.S. dollars. We may not be able to hedge to protect us against these exposures, and any hedges may not successfully mitigate these exposures.
Geopolitical dynamics caused by political, economic, social or other conditions in foreign countries and regions may continue to impact our business and results of operations. Each of our segments have experienced increased costs in fiscal 2022, 2023 and 2024 and it is possible that we could experience supply disruptions or shortages if tariffs or other protective measures are enacted.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2, 3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
October 2024	670,244	$111.92	670,119	$3,118
November 2024	116	121.97	—	3,118
December 2024	121	120.46	—	3,118
Total	670,481	$111.92	670,119	$3,118
(1)Reflects 125, 116, and 121 common shares purchased in October, November, and December 2024, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
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
(3)On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program, which will expire on December 31, 2027. As of December 31, 2024, we had $3.1 billion authorized for share repurchases remaining under this program.
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended December 31, 2024, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

20	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2024	2023	2024	2023
Revenue	$55,264	$57,442	$107,541	$112,092
Cost of products sold	53,323	55,588	103,698	108,495
Gross margin	1,941	1,854	3,843	3,597

Operating expenses:
Distribution, selling, general and administrative expenses	1,306	1,268	2,583	2,454
Restructuring and employee severance	9	28	33	53
Amortization and other acquisition-related costs	105	63	179	127
Impairments and (gain)/loss on disposal of assets, net	3	1	2	542
Litigation (recoveries)/charges, net	(31)	(11)	(71)	(52)
Operating earnings	549	505	1,117	473

Other (income)/expense, net	3	(10)	(2)	(9)
Interest expense, net	35	3	67	14
Earnings before income taxes	511	512	1,052	468

Provision for income taxes	110	143	234	110
Net earnings	401	369	818	358

Less: Net earnings attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net earnings attributable to Cardinal Health, Inc.	$400	$368	$816	$356

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.65	$1.50	$3.37	$1.44
Diluted	1.65	1.50	3.35	1.43

Weighted-average number of common shares outstanding:
Basic	242	245	242	247
Diluted	243	246	243	248

Cash dividends declared per common share	$0.5056	$0.5006	$1.0112	$1.0012
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2024	2023	2024	2023
Net earnings	$401	$369	$818	$358

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(16)	6	(11)	(5)
Net unrealized gain/(loss) on derivative instruments, net of tax	(9)	4	(2)	1
Total other comprehensive income/(loss), net of tax	(25)	10	(13)	(4)

Total comprehensive income	376	379	805	354

Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Total comprehensive income attributable to Cardinal Health, Inc.	$375	$378	$803	$352
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,810	$5,133
Trade receivables, net	12,369	12,084
Inventories, net	16,904	14,957
Prepaid expenses and other	2,623	2,663
Assets held for sale	50	47
Total current assets	35,756	34,884

Property and equipment, net	2,558	2,529
Goodwill and other intangibles, net	7,436	6,450
Other assets	1,252	1,258
Total assets	$47,002	$45,121

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$31,298	$31,759
Current portion of long-term obligations and other short-term borrowings	544	434
Other accrued liabilities	3,381	3,447
Total current liabilities	35,223	35,640

Long-term obligations, less current portion	7,062	4,658
Deferred income taxes and other liabilities	7,638	8,035

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—271 million shares and 327 million shares at December 31, 2024 and June 30, 2024, respectively	2,932	2,917
Retained earnings/(accumulated deficit)	283	(286)
Common shares in treasury, at cost: 29 million shares and 83 million shares at December 31, 2024 and June 30, 2024, respectively	(6,026)	(5,677)
Accumulated other comprehensive loss	(180)	(167)
Total Cardinal Health, Inc. shareholders' deficit	(2,991)	(3,213)
Noncontrolling interests	70	1
Total shareholders’ deficit	(2,921)	(3,212)
Total liabilities and shareholders’ deficit	$47,002	$45,121
See notes to condensed consolidated financial statements.

23	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares		Retained Earnings/(Accumulated Deficit)	Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount		Shares	Amount
	Three Months Ended December 31, 2024
Balance at September 30, 2024	327	$2,827	$14	(85)	$(5,963)	$(155)	$1	$(3,276)
Net earnings			400				1	401
Other comprehensive loss, net of tax						(25)		(25)
Acquisitions							72	72
Employee stock plans activity, net of shares withheld for employee taxes	—	30		—	13			43
Share repurchase program activity	—	75		—	(76)			(1)
Retirement of treasury stock	(56)	—		56	—			—
Dividends declared			(128)					(128)
Payments to noncontrolling interests							(4)	(4)
Other	—	—	(3)					(3)
Balance at December 31, 2024	271	$2,932	$283	(29)	$(6,026)	$(180)	$70	$(2,921)

	Three Months Ended December 31, 2023
Balance at September 30, 2023	327	$2,728	$(780)	(80)	$(5,391)	$(165)	$1	$(3,607)
Net earnings			368				1	369
Other comprehensive income, net of tax						10		10
Employee stock plans activity, net of shares withheld for employee taxes	—	27		—	31			58
Share repurchase program activity	—	100		(4)	(354)			(254)
Dividends declared			(123)					(123)
Other				1	—			—
Balance at December 31, 2023	327	$2,855	$(535)	(83)	$(5,714)	$(155)	$2	$(3,547)

	Six Months Ended December 31, 2024
Balance at June 30, 2024	327	$2,917	$(286)	(83)	$(5,677)	$(167)	$1	$(3,212)
Net earnings			816				2	818
Other comprehensive loss, net of tax						(13)		(13)
Acquisitions							72	72
Employee stock plans activity, net of shares withheld for employee taxes	—	15		1	30			45
Share repurchase program activity				(3)	(379)			(379)
Retirement of treasury stock	(56)	—		56	—			—
Dividends declared			(247)					(247)
Payments to noncontrolling interests							(4)	(4)
Other	—	—					(1)	(1)
Balance at December 31, 2024	271	$2,932	$283	(29)	$(6,026)	$(180)	$70	$(2,921)

	Six Months Ended December 31, 2023
Balance at June 30, 2023	327	$2,746	$(642)	(76)	$(4,911)	$(151)	$1	$(2,957)
Net earnings			356				2	358
Other comprehensive loss, net of tax						(4)		(4)
Employee stock plans activity, net of shares withheld for employee taxes	—	9		1	56			65
Share repurchase program activity	—	100		(9)	(859)			(759)
Dividends declared			(249)					(249)
Other							(1)	(1)
Balance at December 31, 2023	327	$2,855	$(535)	(83)	$(5,714)	$(155)	$2	$(3,547)
See notes to condensed consolidated financial statements.

24	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net earnings	$818	$358

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	374	347
Impairments and loss on sale of other investments	2	—
Impairments and (gain)/loss on disposal of assets, net	2	542
Share-based compensation	60	57
Provision for bad debts	28	21
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(253)	(480)
Increase in inventories	(1,967)	(2,449)
Increase/(decrease) in accounts payable	(470)	4,353
Other accrued liabilities and operating items, net	(641)	(1,042)
Net cash provided by/(used in) operating activities	(2,047)	1,707

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,076)	—
Proceeds from divestitures, net of cash sold	2	9
Additions to property and equipment	(189)	(206)
Proceeds from disposal of property and equipment	—	2
Purchases of investments	(3)	(2)
Proceeds from investments	2	1
Proceeds from net investment hedge terminations	—	28
Proceeds from short-term investment in time deposit	200	—
Net cash used in investing activities	(1,064)	(168)

Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	2,869	—
Reduction of long-term obligations	(423)	(15)
Net tax proceeds/(withholding) from share-based compensation	(15)	1
Dividends on common shares	(250)	(255)
Purchase of treasury shares, net	(390)	(750)
Net cash provided by/(used in) financing activities	1,791	(1,019)

Effect of exchange rate changes on cash and equivalents	(3)	1

Net increase/(decrease) in cash and equivalents	(1,323)	521
Cash and equivalents at beginning of period	5,133	4,076
Cash and equivalents at end of period	$3,810	$4,597
See notes to condensed consolidated financial statements.

25	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
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
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2025 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2025. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (our "2024 Form 10-K").
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
Recently Issued Financial Accounting Standards
and Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our condensed consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2024 Form 10-K.
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

26	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements
Income Tax Disclosure
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for us in fiscal 2026 Form 10-K and should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adoption of this guidance on our disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosures of certain categories of expenses which are included in any relevant income statement expense caption on an annual and interim basis. Additionally, the guidance requires the disclosure of total selling expenses and, in annual reporting periods, an entity's definition of selling expenses. This guidance will be effective for us in fiscal 2028 Form 10-K and should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adoption of this guidance on our disclosures.
Climate-Related Disclosures
In March 2024, the SEC issued final rules on climate-related disclosures that will require annual disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates. These rules also require disclosure of climate risk oversight practices of the Board of Directors and management, and the disclosure of governance, risk management and strategy related to material climate-related risks. In April 2024, the SEC voluntarily stayed the new rules pending the completion of judicial review. The disclosure requirements, if ultimately upheld as adopted, will begin phasing in for reports and registration statements including financial information with respect to annual periods beginning in fiscal 2026. We are currently evaluating the impact of adoption of these final rules on our disclosures.
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted during the six months ended December 31, 2024.

2. Acquisitions
Integrated Oncology Network ("ION")
On December 2, 2024, we completed the acquisition of ION, a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ION is a management services organization that supports more than 50 practice sites in 10 states representing more than 100 providers. ION supports a continuum of care across its member sites including medical oncology, radiation oncology, urology diagnostic testing and other ancillary services. As part of the transaction, ION practices will be integrated into Navista, our managed services organization intended to enhance efficiency for providers and patients, enable additional capabilities, and increase practice profitability of independent community oncologists. We report ION results within our Pharma segment. The acquisition was funded with available cash on hand.
GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of 73 percent ownership interest in GIA, a gastroenterology management services organization, for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments. Beginning on the third anniversary of GIA's closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding equity. GIA's management services organization platform includes over 900 physicians across 345 practice locations in 20 states and has the ability to further expand both geographically and in other key therapeutic areas. We will consolidate the results of GIA in our condensed consolidated financial statements and report those consolidated results within our Pharma segment. The portion of GIA net earnings attributable to third-party interest holders will be reported as a reduction to net earnings in the condensed consolidated statements of earnings.
Advanced Diabetes Supply Group ("ADSG")
On November 11, 2024, we announced that we have entered into a definitive agreement to acquire ADSG, one of the country's leading diabetic medical supplies providers, for a purchase price of approximately $1.1 billion in cash, subject to certain adjustments. ADSG serves approximately 500,000 patients annually by providing the latest innovations in diabetes therapies from leading manufacturers. ADSG will become part of our at-Home Solutions operating segment and we will report ADSG results in Other. This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
We intend to finance the announced transactions of GIA and ADSG with a combination of cash on hand and cash proceeds from new debt financing as described in Note 6.
Specialty Networks
On March 18, 2024, we completed the acquisition of Specialty Networks for a purchase price of $1.2 billion in cash. Specialty Networks creates clinical and economic value for providers and partners across multiple specialty group purchasing organizations

27	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements
("GPOs"): UroGPO, Gastrologix and GastroGPO, and United Rheumatology. Specialty Networks results are reflected within our Pharma segment.
Transaction and integration costs associated with acquisitions were $36 million and $42 million during the three and six months ended December 31, 2024, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of ION and Specialty Networks is not yet finalized and is subject to adjustment as we complete the valuation analysis of the acquisition. The purchase price is also subject to adjustment based on working capital requirements as set forth in the acquisition agreement. The pro forma results of operations and the results of operations for these acquisitions have not been separately disclosed because the effects were not significant compared to the consolidated financial statements.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The estimated fair value of ION customer contracts was determined using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an appropriate rate of return. The discount rate used to arrive at the present value of the identifiable intangible assets was 9.5 percent, and reflects the internal rate of return and uncertainty in the cash flow projections. The fair values of the ION trademark intangible assets were determined utilizing the relief from royalty method, which is also a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for the Specialty Networks acquisition from those disclosed in our fiscal 2024 Form 10-K.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for ION:

(in millions)	ION
Identifiable intangible assets:
Customer contracts (1)	$279
Trademarks (2)	78
Total identifiable intangible assets acquired	357

Identifiable net assets/(liabilities):
Cash and equivalents	8
Trade receivables, net	60
Inventories	4
Prepaid expenses and other	5
Property and equipment, net	31
Other assets	45
Accounts payable	(9)
Current portion of long-term obligations and other short-term borrowings	(3)
Other accrued liabilities	(38)
Long-term obligations, less current portion	(14)
Deferred income taxes and other liabilities	(62)
Total identifiable net assets/(liabilities) acquired	384
Noncontrolling interest	(72)
Goodwill	772
Total net assets acquired	$1,084
(1)    The weighted-average useful life of customer contracts is 20 years.
(2)    The weighted-average useful life of trademarks is 10 years.

3. Divestitures
On June 5, 2023 we signed a definitive agreement to contribute the OutcomesTM business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. The transaction closed on July 10, 2023 and we recognized a pre-tax gain of $53 million during the three months ended September 30, 2023, which was included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings/(loss). This gain includes our initial recognition of an equity method investment in the combined entity for $147 million, which was recorded in other assets in our condensed consolidated balance sheets.
We determined that the divestiture of the OutcomesTM business did not meet the criteria to be classified as discontinued operations. The OutcomesTM business operated within our former Pharmaceutical segment and its results before the divestiture are reflected within the Pharma segment.

28	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements

4. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

	Three Months Ended December 31,
(in millions)	2024	2023
Employee-related	$3	$8
Facility exit and other	6	20
Total restructuring and employee severance	$9	$28

	Six Months Ended December 31,
(in millions)	2024	2023
Employee-related	$19	$15
Facility exit and other	14	38
Total restructuring and employee severance	$33	$53

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs, and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional project management, and costs associated with vacant facilities.
During the three and six months ended December 31, 2024, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations. During the three and six months ended December 31, 2023, restructuring and employee severance costs were primarily related to certain projects resulting from the review of our strategy, portfolio, capital-allocation framework and operations, and the implementation of certain enterprise-wide cost-savings measures.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2024	$92	$5	$97
Additions	8	—	8
Payments and other adjustments	(25)	(5)	(30)
Balance at December 31, 2024	$75	$—	$75
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution	Other (1)	Total
Balance at June 30, 2024	$3,555	$—	$1,170	$4,725
Goodwill acquired, net of purchase price adjustments	763	—	—	763
Balance at December 31, 2024	$4,318	$—	$1,170	$5,488
(1) Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
The increase in the Pharma segment goodwill is due to the ION acquisition. Goodwill recognized in connection with this acquisition primarily represents the expected benefits from the expected growth from new customers, the assembled workforce of the acquired entity and synergies of integrating this business.
During the three months ended December 31, 2024, we did not identify any indicators of impairment within our reporting units.
During the three months ended September 30, 2023, we performed interim quantitative goodwill impairment testing for GMPD. This quantitative testing resulted in the carrying amount of GMPD exceeding the fair value, resulting in a pre-tax impairment charge of $585 million. GMPD goodwill was fully impaired during the third quarter of fiscal 2024.

29	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2024
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12	N/A
Total indefinite-life intangibles	12	—	12	N/A

Definite-life intangibles:
Customer relationships	3,628	2,519	1,109	11
Trademarks, trade names and patents	639	423	216	8
Customer contracts	279	2	277	20
Developed technology and other	1,048	714	334	7
Total definite-life intangibles	5,594	3,658	1,936	11
Total other intangible assets	$5,606	$3,658	$1,948	N/A

	June 30, 2024
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12
Total indefinite-life intangibles	12	—	12

Definite-life intangibles:
Customer relationships	3,628	2,431	1,197
Trademarks, trade names and patents	561	408	153
Developed technology and other	1,047	684	363
Total definite-life intangibles	5,236	3,523	1,713
Total other intangible assets	$5,248	$3,523	$1,725

The increase in definite-life intangibles is due to the acquisition of ION. Total amortization of intangible assets was $69 million and $63 million for the three months ended December 31, 2024 and 2023, respectively, and $137 million and $127 million for the six months ended December 31, 2024 and 2023, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2025 through 2029 is as follows: $144 million, $267 million, $240 million, $213 million and $208 million.
6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at:

(in millions) (1)	December 31, 2024	June 30, 2024
3.5% Notes due 2024	$—	$401
3.75% Notes due 2025	504	507
4.7% Notes due 2026	497	—
3.41% Notes due 2027	1,198	1,191
5.125% Notes due 2029	645	644
5.0% Notes due 2029	744	—
5.45% Notes due 2034	492	491
5.35% Notes due 2034	989	—
4.6% Notes due 2043	314	308
4.5% Notes due 2044	332	330
4.9% Notes due 2045	426	423
4.368% Notes due 2047	563	563
5.75% Notes due 2054	641	—
7.0% Debentures due 2026	124	124
Other Obligations	137	110
Total	7,606	5,092
Less: current portion of long-term obligations and other short-term borrowings	544	434
Long-term obligations, less current portion	$7,062	$4,658
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for the remainder of fiscal 2025 through fiscal 2029 and thereafter are as follows: $24 million, $545 million, $1.9 billion, $21 million, $658 million and $4.5 billion.
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $7.6 billion and $5.1 billion at December 31, 2024 and June 30, 2024, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $31.3 billion and $31.8 billion at December 31, 2024 and June 30, 2024, respectively.
In November 2024, we issued additional debt, with the aggregate principal amount of $2.9 billion, to fund a portion of the consideration payable in connection with the GIA and ADSG acquisitions and for general purposes. The notes issued are $500 million aggregate principal amount of 4.7% Notes that mature on November 15, 2026, $750 million aggregate principal amount of 5.0% Notes that mature on November 15, 2029, $1.0 billion aggregate principal amount of 5.35% Notes that mature on November 15, 2034, and $650 million aggregate principal amount

30	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements

of 5.75% Notes that mature on November 15, 2054. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs, were $2.9 billion.
During the three months ended December 31, 2024, we repaid the full principal of $400 million of the 3.5% Notes due 2024 at maturity with proceeds from the debt issuance in fiscal 2024, $200 million of which were invested in short-term time deposits and classified as prepaid expenses and other in our condensed consolidated balance sheets at June 30, 2024.
If we undergo a change of control, as defined in the notes, and if the notes receive specified ratings below investment grade by each of Standard & Poor's Ratings Services, Moody's Investors Services, and Fitch Ratings, any holder of the notes, excluding the debentures, can require with respect to the notes owned by such holder, or we can offer, to repurchase the notes at 101% of the principal amount plus accrued and unpaid interest.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $3.0 billion commercial paper program backed by a $2.0 billion revolving credit facility and a $1 billion 364-Day revolving credit facility that expires in October 2025. We also have a $1.0 billion committed receivables sales facility. At December 31, 2024, we had no amounts outstanding under our commercial paper program, revolving credit facilities or our committed receivables sales facility.
On December 5, 2024, we entered into a term loan credit agreement that, among other things, provides commitments for a term loan facility in an aggregate amount of $1.0 billion until the earliest of (a) the occurrence of both termination dates contemplated by (i) the agreement for the acquisition of a majority of the outstanding equity interest of GIA and (ii) the agreement for our proposed acquisition of ADSG, (b) the closing of both the GIA and ADSG transactions without the funding of the loans, and (c) November 10, 2025. See Note 2 for more details on the proposed acquisitions. Once borrowed, loans under this term loan credit agreement will mature three years after the date of borrowing, which may be accelerated pursuant to certain conditions specified in the credit agreement. Interest rates on borrowings will be based on prevailing interest rates, benchmarked based on Term SOFR and subject to our credit ratings.
In November 2024, we also obtained a commitment letter from a financial institution for a $2.9 billion unsecured bridge term loan facility that could have been used to complete the acquisition of GIA. We incurred fees related to the facility, which are included in interest expense, net. The unsecured bridge term loan facility was never entered into and we terminated the commitment letter on November 22, 2024.
Our term loan credit agreement, revolving credit, and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2024, we were in compliance with this financial covenant.
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
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters, such as

31	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements
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
We have been named from time to time in qui tam actions initiated by private third parties. In such actions, the private parties purport to act on behalf of federal or state governments, allege that false claims have been submitted for payment by the government and may receive an award if their claims are successful. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination. If the government declines to intervene, the private party may nonetheless attempt to continue to pursue the litigation on his or her own purporting to act on behalf of the government.
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
Opioid Lawsuits and Investigations
Cardinal Health, other pharmaceutical distributors, and other participants in the pharmaceutical supply chain have been named as defendants in lawsuits related to the distribution of opioid pain medications. These lawsuits seek equitable relief and monetary damages based on a variety of legal theories, including various common law claims, such as public nuisance, negligence, unjust enrichment, personal injury, as well as violations of controlled substance laws, the Racketeer Influenced and Corrupt Organizations Act and various other statutes. Plaintiffs in these lawsuits include governmental entities as well as private parties, such as unions and other health and welfare funds, hospital systems and other healthcare providers, businesses and individuals.
Additionally, we have received federal grand jury subpoenas issued in connection with investigations being conducted by the U.S. Attorney's Office for the Eastern District of New York and the Fraud Section of the U.S. Department of Justice ("DOJ"). We have also received civil requests for information, subpoenas and other requests from other DOJ offices. These investigations concern operation of our anti-diversion program, our anti-diversion policies and procedures and distribution of certain controlled substances. We have and are cooperating with these investigations. We are unable to predict the outcomes of any of these investigations.
In total, as of December 31, 2024, we have $4.9 billion accrued for these matters, of which $636 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During fiscal 2024, we recognized expense of $340 million in connection with opioid-related matters, including agreements in principle with counsel representing nationwide classes of third-party payors and acute care hospitals, and settlements with the City of Baltimore and the State of Alabama. This expense was partially offset by a benefit of $105 million related to prepayments at a prenegotiated discount of certain future payments totaling $344 million.
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

32	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements
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
Under the National Opioid Settlement Agreement, through January 2025, we have paid the Settling Governmental Entities approximately $1.9 billion. We expect to pay Settling Governmental Entities additional amounts up to $4.4 billion through 2038. The National Opioid Settlement Agreement also includes injunctive relief terms related to Distributors' controlled substance anti-diversion programs. A monitor will oversee compliance with these provisions until 2027. In addition, the distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund for 10 years. As a result of the National Opioid Settlement Agreement, the vast majority of lawsuits brought against us by political subdivisions have been dismissed. We intend to defend ourselves vigorously against all remaining lawsuits.
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
Private Plaintiffs
The National Opioid Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. There were approximately 285 lawsuits brought by private plaintiffs pending as of January 2025. Of these, 87 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all these matters.
Following resolution discussions with certain private plaintiffs, during the six months ended December 31, 2024, distributors finalized agreements with classes of third-party payors and acute care hospitals. Our portion of these settlements totaled $213 million. The settlement with the classes of third-party payors was approved by the court in January 2025, and the settlement with acute care hospitals was preliminarily approved in October, 2024.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. During fiscal 2024, we received $34 million in insurance recoveries related to these matters and $16 million and $25 million during the three and six months ended December 31, 2024, respectively. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of December 31, 2024. Certain recoveries from our insurers are recorded in the Pharmaceutical and Specialty Solutions segment.
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
In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve 4,375 claims for $275 million. Between May and September 2023, we made settlement payments totaling $275 million into a qualified settlement fund. During the three months ended December 31, 2024, the minimum required sign-on threshold was met, and beginning in January 2025, payments to qualified implantees are being made out of the qualified settlement fund. We expect continued payments out of the qualified settlement fund as additional plaintiffs meet the procedural requirements.
In addition to the settlement discussed above, we also entered into other agreements to settle the vast majority of IVC filter product liability claims. These settlements will not resolve all IVC filter

33	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements
product liability claims, and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
We recognized income of $103 million during fiscal 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At December 31, 2024, we had a total of $286 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets, which includes the $275 million in the qualified settlement fund.
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers and improperly engaged in customer allocation. In May 2020, the court granted our motion to dismiss. In July 2022, the indirect purchasers filed an amended complaint and, in August 2022, we filed a motion to dismiss the amended complaint. We are vigorously defending ourselves in this matter which remains pending as of December 31, 2024.
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $16 million and $59 million during the three and six months ended December 31, 2024, respectively, and $31 million and $71 million during the three and six months ended December 31, 2023, respectively.

8. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three and six months ended December 31, 2024, the effective tax rate was 21.4 percent and 22.2 percent, respectively.
During the three and six months ended December 31, 2023, the effective tax rate was 27.9 percent and 23.4 percent, respectively, and reflects the impact of the tax effect of the goodwill impairment charges recognized during the six months ended December 31, 2023.
Tax Effects of Goodwill Impairment Charges
During the six months ended December 31, 2023, we recognized pre-tax goodwill impairment charges of $585 million. The net tax benefit related to these charges was $45 million for fiscal 2024.
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
The tax effect of the goodwill impairment charges during the six months ended December 31, 2023 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to the pre-tax income for the six months ended December 31, 2023 resulted in recognizing an incremental interim tax benefit of approximately $66 million, which impacted the provision for income taxes in the condensed consolidated statements of earnings during the six months ended December 31, 2023 and prepaid expenses and other assets in the condensed consolidated balance sheet at December 31, 2023. The incremental interim tax benefit reversed in the remainder of fiscal 2024.
Unrecognized Tax Benefits
We had $924 million and $981 million of unrecognized tax benefits, at December 31, 2024 and June 30, 2024, respectively. The December 31, 2024 and June 30, 2024 balances include $860 million and $882 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2024 and June 30, 2024, we had $74 million and $65 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the benefit from income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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

34	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.

9. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,086	$—	$—	$1,086
Other investments (1)	107	—	—	107
Liabilities:
Forward contracts (2)	—	(64)	—	(64)

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,442	$—	$—	$1,442
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(87)	—	(87)
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three and six months ended December 31, 2024 and 2023, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the six months ended December 31, 2023, we entered into pay-floating interest rate swaps with total notional amounts of $200 million. These swaps have been designated as fair value

35	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements
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
Pre-tax gains and losses recognized in other comprehensive income/(loss) were a $2 million loss and immaterial for the three months ended December 31, 2024 and 2023, respectively, and a $1 million gain for both the six months ended December 31, 2024 and 2023. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were a $2 million loss and a $1 million gain for the three months ended December 31, 2024 and 2023, respectively, and a $3 million loss and a $2 million gain for the six months ended December 31, 2024 and 2023, respectively. Losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are $3 million.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive income/(loss) were a $27 million gain and a $16 million loss during the three months ended December 31, 2024 and 2023, respectively, and a $5 million gain and a $5 million loss during the six months ended December 31, 2024 and 2023, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $2 million and $4 million during the three months ended December 31, 2024 and 2023, respectively, and $4 million and $7 million during the six months ended December 31, 2024 and 2023, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $5 million gain and an immaterial loss during the three months ended December 31, 2024 and 2023, respectively, and a $4 million gain and an immaterial loss during the six months ended December 31, 2024 and 2023, respectively. The principal currencies managed through foreign currency contracts are euro, Chinese renminbi, Canadian dollar, Brazilian real and Indian rupee.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at December 31, 2024 and June 30, 2024 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2024	June 30, 2024
Estimated fair value	$7,388	$4,891
Carrying amount	7,606	5,092
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.

36	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements

11. Shareholders' Deficit
We repurchased $375 million and $750 million of our common shares, in the aggregate, through share repurchase programs during the six months ended December 31, 2024 and 2023, respectively. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
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
During the three months ended December 31, 2024, we retired 56 million of common stock shares without par value.
During the three months ended December 31, 2023, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $250 million. We received an initial delivery of 2.0 million common shares using a reference price of $101.66. The program concluded on December 13, 2023 at a volume weighted average price per common share of $103.67 resulting in a final delivery of 0.4 million common shares.
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
Noncontrolling Interests
Noncontrolling interests as of December 31, 2024 primarily represent the third-party equity interests in ION.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(138)	$(29)	$(167)
Other comprehensive income/(loss), before reclassifications	(11)	2	(9)
Amounts reclassified to earnings	—	(4)	(4)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $2 million	(11)	(2)	(13)
Balance at December 31, 2024	$(149)	$(31)	$(180)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(137)	$(14)	$(151)
Other comprehensive income/(loss), before reclassifications	(5)	5	—
Amounts reclassified to earnings	—	(4)	(4)
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax benefit of $1 million	(5)	1	(4)
Balance at December 31, 2023	$(142)	$(13)	$(155)

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc. ("EPS"):

	Three Months Ended December 31,
(in millions)	2024	2023
Weighted-average common shares–basic	242	245
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	1
Weighted-average common shares–diluted	243	246

37	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements

	Six Months Ended December 31,
(in millions)	2024	2023
Weighted-average common shares–basic	242	247
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	1
Weighted-average common shares–diluted	243	248
The potentially dilutive employee stock options, restricted share units and performance share units that were antidilutive were immaterial and 1 million for the three and six months ended December 31, 2024 and December 31, 2023, respectively.

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
Our Pharmaceutical and Specialty Solutions segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; repackages generic pharmaceuticals and over the counter healthcare products; and includes our managed services organization for independent community oncologists.
Our GMPD segment manufactures, sources and distributes Cardinal Health branded medical, surgical and laboratory products, which are sold in the United States, Canada, Europe, Asia and other markets. In addition to distributing Cardinal Health branded products, this segment also distributes a broad range of medical, surgical, and laboratory products known as national brand products to hospitals, ambulatory surgery centers, clinical laboratories and other healthcare providers in the United States and Canada.
The remaining three operating segments included in Other are Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics. These operating segments respectively operate nuclear pharmacies and radiopharmaceutical manufacturing facilities, distribute medical products to patients' homes in the United States, and provide supply chain services and solutions to our customers.
Revenue
The following tables present revenue for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended December 31,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$50,849	$53,202
Global Medical Products and Distribution	3,154	3,127
Nuclear and Precision Health Solutions	372	330
at-Home Solutions	835	739
OptiFreight® Logistics	76	66
Other	1,283	1,135
Total segment revenue	55,286	57,464
Corporate (1)	(22)	(22)
Total revenue	$55,264	$57,442

	Six Months Ended December 31,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$98,839	$103,790
Global Medical Products and Distribution	6,277	6,159
Nuclear and Precision Health Solutions	745	654
at-Home Solutions	1,574	1,406
OptiFreight® Logistics	150	126
Other	2,469	2,186
Total segment revenue	107,585	112,135
Corporate (1)	(44)	(43)
Total revenue	$107,541	$112,092
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

38	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements

The following tables present revenue by geographic area:

	Three Months Ended December 31,
(in millions)	2024	2023
United States	$54,858	$57,049
International	428	415
Total segment revenue	55,286	57,464
Corporate (1)	(22)	(22)
Total revenue	$55,264	$57,442

	Six Months Ended December 31,
(in millions)	2024	2023
United States	$106,749	$111,319
International	836	816
Total segment revenue	107,585	112,135
Corporate (1)	(44)	(43)
Total revenue	$107,541	$112,092
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
•impairments and (gain)/loss on disposal of assets, net; we recognized a pre-tax goodwill impairment charge of $585 million during the six months ended December 31, 2023;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt; or
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $15 million and $27 million for the three and six months ended December 31, 2024, respectively, and $14 million and $20 million for the three and six months ended December 31, 2023, respectively.
The following tables present segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended December 31,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$531	$495
Global Medical Products and Distribution	18	11
Other (1)	118	106
Total segment profit	667	612
Corporate	(118)	(107)
Total operating earnings	$549	$505

	Six Months Ended December 31,
(in millions)	2024	2023
Pharmaceutical and Specialty Solutions	$1,061	$951
Global Medical Products and Distribution	26	23
Other (1)	222	202
Total segment profit	1,309	1,176
Corporate	(192)	(703)
Total operating earnings	$1,117	$473
(1)Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
Segment Assets
The following table presents total assets for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	December 31, 2024	June 30, 2024
Pharmaceutical and Specialty Solutions	$32,125	$29,149
Global Medical Products and Distribution	7,055	7,047
Other	2,720	2,606
Corporate	5,102	6,319
Total assets	$47,002	$45,121

39	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Notes to Financial Statements

14. Share-Based Compensation
We maintain stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2024	2023
Restricted share unit expense	$18	$17
Performance share unit expense	12	11
Total share-based compensation	$30	$28

	Six Months Ended December 31,
(in millions)	2024	2023
Restricted share unit expense	$37	$38
Performance share unit expense	23	19
Total share-based compensation	$60	$57
The total tax benefit related to share-based compensation was $4 million for the both the three months ended December 31, 2024 and 2023, and $7 million and $8 million for the six months ended December 31, 2024 and 2023, respectively.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2024	1.7	$70.98
Granted	0.7	108.08
Vested	(0.9)	72.25
Canceled and forfeited	—	—
Nonvested at December 31, 2024	1.5	$84.19
At December 31, 2024, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $95 million, which is expected to be recognized over a weighted-average period of two years.
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2024	1.3	$97.03
Granted	0.5	113.88
Vested	(0.4)	108.81
Canceled and forfeited	—	—
Nonvested at December 31, 2024	1.4	$99.28
At December 31, 2024, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $55 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.

40	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated November 11, 2024, by and between Cardinal Health, Inc., Cure Acquisitionco, LLC, The GI Alliance Holdings, LLC and, solely in his capacity as representative as set forth therein, James Weber, M.D. (incorporated by reference to Exhibit 2.1 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on November 12, 2024)

3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Cardinal Health's Current Report on Form 8-K filed on May 11, 2023, File No. 1-11373)
4.1
Indenture, dated as of June 2, 2008, between Cardinal Health, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on June 2, 2008)

4.2
Second Supplemental Indenture, dated as of November 22, 2024, between Cardinal Health, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on November 22, 2024)

4.3	Form of 4.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on November 22, 2024)
4.4	Form of 5.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.4 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on November 22, 2024)
4.5	Form of 5.350% Senior Notes due 2034 (incorporated by reference to Exhibit 4.5 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on November 22, 2024)
4.6	Form of 5.750% Senior Notes due 2054 (incorporated by reference to Exhibit 4.6 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on November 22, 2024)
10.1	Term Loan Credit Agreement, dated December 5, 2024 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on December 9, 2024, File No. 1-11373)
10.2
Bridge Facility Commitment Letter, dated November 11, 2024, by and among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 12, 2024, File No. 1-11373)

10.3	364-Day Credit Agreement, dated October 8, 2024 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on October 10, 2024, File No. 1-11373)
10.4
Fourth Amendment, to Issuing and Paying Agency Agreement, dated October 8, 2024 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Current Report on Form 8-K filed on October 10, 2024, File No. 1-11373)*

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

41	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

42	Cardinal Health | Q2 Fiscal 2025 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	January 30, 2025	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

43	Cardinal Health | Q2 Fiscal 2025 Form 10-Q