Form 10-Q
period 2025-03-31
CARDINAL HEALTH INC
filed 2025-05-01
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☑
The number of the registrant’s common shares, without par value, outstanding as of April 25, 2025, was the following: 238,677,005.

Cardinal Health Q3 Fiscal 2025 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected, or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Form 10-K”), our Form 10-Q for the quarters ended September 30, 2024 and December 31, 2024 and other SEC filings made since June 30, 2024. Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at March 31, 2025 and June 30, 2024, and in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for the three and nine months ended March 31, 2025 and 2024. All comparisons presented are with respect to the prior-year period, unless stated otherwise. The discussion and analysis in this Form 10-Q should be read in conjunction with the MD&A included in our 2024 Form 10-K.

2	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three and nine months ended March 31, 2025 was flat at $54.9 billion and decreased 3 percent to $162.4 billion, respectively, from the comparative prior-year periods, primarily due to the expiration of the Pharma segment OptumRx contracts, partially offset by branded and specialty pharmaceutical sales growth from existing and new customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change
GAAP operating earnings	$730	$369	98%	$1,847	$842	N.M.
Shareholder cooperation agreement costs	—	1		—	1
Restructuring and employee severance	28	53		61	106
Amortization and other acquisition-related costs	152	80		331	207
Acquisition-related cash and share-based compensation costs	20	—		20	—
Impairments and (gain)/loss on disposal of assets, net	(17)	84		(15)	626
Litigation (recoveries)/charges, net	(105)	80		(176)	28
Non-GAAP operating earnings	$807	$667	21%	$2,067	$1,809	14%
The sum of the components and certain computations may reflect rounding adjustments.
For the three and nine months ended March 31, 2025, GAAP operating earnings increased to $730 million and $1.8 billion, respectively, and non-GAAP operating earnings increased 21 percent to $807 million and 14 percent to $2.1 billion, respectively, from the comparative prior-year periods. The increases in both GAAP and non-GAAP operating earnings were driven by the increased contribution from branded pharmaceutical and specialty pharmaceutical products, the beneficial impact of enterprise-wide cost savings measures, and MSO platforms acquisitions, partially offset by the expiration of the OptumRx contracts. The increases to GAAP operating earnings were also driven by the absence of the pre-tax non-cash goodwill impairment charges related to the GMPD segment recorded during the three and nine months ended March 31, 2024 of $90 million and $675 million, respectively. The increases to GAAP operating earnings were favorably impacted by net recoveries in class action antitrust litigation in which we were a class member or plaintiff, for which we recognized $106 million and $165 million during the three and nine months ended March 31, 2025, respectively, as compared to $6 million and $77 million during the three and nine months ended March 31, 2024, respectively.

3	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2025	2024	Change	2025	2024	Change
GAAP diluted EPS (1)	$2.10	$1.07	96%	$5.44	$2.50	N.M.
Restructuring and employee severance	0.09	0.16		0.19	0.32
Amortization and other acquisition-related costs	0.48	0.24		1.02	0.62
Acquisition-related cash and share-based compensation costs	0.06	—		0.06	—
Impairments and (gain)/loss on disposal of assets, net (2)	(0.06)	0.44		(0.04)	2.21
Litigation (recoveries)/charges, net	(0.32)	0.18		(0.51)	0.04
Non-GAAP diluted EPS (1)	$2.35	$2.09	13%	$6.16	$5.69	8%
The sum of the components and certain computations may reflect rounding adjustments.
(1)Diluted earnings per share attributable to Cardinal Health, Inc. ("diluted EPS").
(2)For the three and nine months ended March 31, 2024, impairments and (gain)/loss on disposal of assets, net includes pre-tax goodwill impairment charges of $90 million and $675 million, respectively, related to the GMPD segment. This had an adverse impact of $0.44 and $2.36 per share to GAAP diluted EPS for the three and nine months ended March 31, 2024, respectively.
GAAP diluted EPS for the three and nine months ended March 31, 2025 increased to $2.10 and $5.44, respectively, from the comparative prior-year periods, primarily due to the factors impacting GAAP operating earnings discussed in the preceding section, partially offset by increased interest expense.
Non-GAAP diluted EPS for the three and nine months ended March 31, 2025 increased 13 percent to $2.35 and 8 percent to $6.16, respectively, from the comparative prior-year periods, primarily due to the factors impacting non-GAAP operating earnings discussed in the preceding section, partially offset by increased interest expense.

Cash and Equivalents

Our cash and equivalents balance was $3.3 billion at March 31, 2025 compared to $5.1 billion at June 30, 2024. During the nine months ended March 31, 2025, net cash provided by operating activities was $870 million, which includes the impact of unwinding the negative net working capital associated with the OptumRx contracts and the normal timing of payments to vendors, partially offset by the benefit of onboarding new customers. Cash provided by operating activities also includes the impact of payments totaling $797 million related to the opioid litigation.
During the nine months ended March 31, 2025, we deployed $1.1 billion for the Integrated Oncology Network ("ION") acquisition and $2.8 billion to acquire a 73 percent ownership interest in GI Alliance ("GIA"). In addition, during the nine months ended March 31, 2025, we issued additional long-term debt and received net proceeds of $2.9 billion to fund a portion of the consideration paid in connection with our acquisitions and for general purposes, and deployed cash of $765 million for share repurchases, $400 million for debt repayment, $374 million for cash dividends, and $315 million for capital expenditures.
See Note 2 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on these acquisitions and the debt issuance, respectively.

4	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Overview
Significant Developments in Fiscal 2025 and Trends
Acquisitions

GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of a 73 percent ownership interest in GIA, a management services organization ("MSO") primarily serving gastroenterologists and urologists, for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments. Beginning on the third anniversary of the closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding equity. GIA's MSO provides services to over 900 physicians across 345 practice locations in 20 states. We consolidate the results of GIA in our condensed consolidated financial statements and report those consolidated results within our Pharma segment. The portion of GIA net earnings attributable to noncontrolling interest holders is reported as a reduction to net earnings in the condensed consolidated statements of earnings.
Additionally, on April 14, 2025, we announced that we entered into a definitive agreement to acquire Urology America. This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
Advanced Diabetes Supply Group ("ADSG")
On April 1, 2025, we completed the acquisition of ADSG, a diabetic medical supplies provider, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ADSG serves approximately 500,000 patients annually providing innovative diabetes therapies from leading manufacturers. ADSG will become part of our at-Home Solutions operating segment and we will report ADSG results in Other.
We financed the acquisitions of GIA and ADSG with a combination of cash on hand and cash proceeds from the new debt financing as described in Note 6 of the "Notes to Condensed Consolidated Financial Statements".
We expect the acquisitions of GIA and ADSG to positively impact respective segment revenue and segment profit while increasing amortization and acquisition-related costs and acquisition-related cash and share-based compensation costs during the remainder of fiscal 2025, fiscal 2026, and beyond.
See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information on these acquisitions.

Tariffs

Recent U.S. tariffs imposed or threatened to be imposed on China, Mexico, Canada and other countries and any retaliatory actions taken by such countries could result in us incurring substantial additional costs to source materials, directly and indirectly, from affected countries, and may require us to raise prices on certain products and seek alternative sources of supply. It is also possible that we could experience supply disruptions or shortages as a result of tariffs or other protective measures.
We have taken action to reduce the potential impact of tariffs on our costs; however, at this time, the countries which will be subject to tariffs and the tariff rate that may be imposed on each country is uncertain and we do not expect to be able to establish alternative sources of supply or otherwise mitigate the potential impact of tariffs on all of the products that we source, manufacture or distribute. If we are not able to offset the impact of tariffs through price increases or otherwise mitigate the impacts, our financial results could be negatively impacted.
Additionally, if our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected.

Pharmaceutical and Specialty Solutions Segment

OptumRx Contracts
In April 2024, we announced that our pharmaceutical distribution contracts with OptumRx would expire at the end of June 2024. Sales to OptumRx generated 17 percent of our consolidated revenue in fiscal 2024; however, due to the class of trade, sales to OptumRx generated a meaningfully lower operating margin than the overall Pharma segment. The expiration of the OptumRx contracts and unwinding of the negative net working capital associated with the contracts adversely impacted our results of operations, including segment profit, financial condition, and cash flows during the nine months ended March 31, 2025. While we have offset the impact through

5	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Overview
a combination of onboarding new customers, growth from existing customers, and cost savings, we expect some adverse impacts to continue throughout the remainder of fiscal 2025.
Branded Pharmaceuticals
During fiscal 2024, we saw increased demand for GLP-1 pharmaceuticals and our sales increased significantly, despite periodic supply shortages. These increased sales positively impacted our Pharma segment and consolidated revenue for the fiscal 2024; however, increased GLP-1 sales did not meaningfully contribute to segment profit. Future demand and reimbursement for these medications is unpredictable and our ability to meet demand may be impacted by supply constraints.
Generics Program
During the three and nine months ended March 31, 2025, the performance of our Pharma segment generics program positively impacted the year-over-year comparison of Pharma segment profit, excluding the impact of the OptumRx contracts expiration. The Pharma segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
The frequency, timing, magnitude, and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes, and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharma segment profit and are subject to risks and uncertainties.
BioPharma Solutions
The performance of BioPharma Solutions positively impacted the year-over-year comparison of Pharma segment profit during the three and nine months ended March 31, 2025. BioPharma Solutions consists of services to biopharmaceutical manufacturers and healthcare providers including, among other things, Specialty Networks, third-party logistics ("3PL"), group purchasing organizations ("GPOs"), patient access and support programs, regulatory and clinical consulting, and real world data and evidence.
The frequency, timing, magnitude, and profit impact of customer demand, new product launches, and our ongoing investments are subject to risks and uncertainties. These risks and uncertainties may impact Pharma segment profit and consolidated operating earnings during the remainder of fiscal 2025 and beyond.
Management Service Organization Platforms
The performance of our MSO platforms positively impacted the year-over-year comparison of Pharma segment profit during the three months ended March 31, 2025 due to the acquisitions of ION and GIA. Our ability to successfully provide physician practice support and management services and to receive the value we expect to receive from our recent acquisition of MSO platforms, depends upon a number of factors, including: the ability to develop or acquire and integrate appropriate practice management and support expertise; the ability to support recruitment, integration, and retention of sufficient numbers of local providers and staff; the ability to successfully support negotiations with vendors, suppliers, and payors; the reimbursement environment; and competition from other healthcare organizations with greater depth of experience or market knowledge.

Global Medical Products and Distribution Segment

Volumes
Cardinal Health brand medical products sales grew during fiscal 2024 and during the three and nine months ended March 31, 2025, and we expect further growth for the remainder of fiscal 2025 and beyond. The timing, magnitude, and profit impact of this anticipated sales growth is subject to risks and uncertainties and it is possible that sales volume may differ from our expectations and impact GMPD segment profit to a greater or lesser extent than we currently expect.

6	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change
Pharmaceutical and Specialty Solutions	$50,433	$50,622	—%	$149,272	$154,412	(3)%
Global Medical Products and Distribution	3,160	3,113	2%	9,437	9,272	2%
Other	1,304	1,154	13%	3,773	3,340	13%
Total segment revenue	54,897	54,889	—%	162,482	167,024	(3)%
Corporate	(19)	(21)	N.M.	(63)	(64)	N.M.
Total revenue	$54,878	$54,868	—%	$162,419	$166,960	(3)%
Pharmaceutical and Specialty Solutions
Pharma segment revenue for the three and nine months ended March 31, 2025 was relatively flat at $50.4 billion and decreased 3 percent to $149.3 billion, respectively, from the comparative prior-year periods, primarily due to the expiration of the OptumRx contracts, partially offset by branded and specialty pharmaceutical sales growth from existing and new customers.
Global Medical Products and Distribution
GMPD segment revenue for the three and nine months ended March 31, 2025 increased 2 percent to $3.2 billion and $9.4 billion, respectively, from the comparative prior-year periods, primarily due to higher volumes from existing customers.
Other
Other revenue for the three and nine months ended March 31, 2025 increased 13 percent to $1.3 billion and $3.8 billion, respectively, from the comparative prior-year periods, due to growth across the three operating segments: at-Home Solutions, Nuclear and Precision Health Solutions, and OptiFreight® Logistics.

Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2025 was relatively flat at $52.8 billion and decreased 3 percent to $156.5 billion, respectively, from the comparative prior-year periods, primarily due to the factors affecting the changes in revenue and gross margin.

7	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change
Gross margin	$2,123	$1,935	10%	$5,966	$5,532	8%

Gross margin for the three and nine months ended March 31, 2025 increased 10 percent to $2.1 billion and 8 percent to $6.0 billion, respectively, from the comparative prior-year periods, primarily due to increased contribution from branded pharmaceutical and specialty pharmaceutical products, MSO platforms acquisitions, and BioPharma Solutions, partially offset by the expiration of the OptumRx contracts.
Gross margin rates for the three and nine months ended March 31, 2025 grew 34 basis points to 3.87 percent and 36 basis points to 3.67 percent, respectively, from the comparative prior-year periods, primarily due to favorable changes in the overall product mix for the Pharma segment, MSO platforms acquisitions, and increased contribution from branded pharmaceutical and specialty pharmaceutical products, partially driven by the expiration of the OptumRx contracts.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change
SG&A expenses	$1,315	$1,269	4%	$3,898	$3,723	5%
SG&A expenses for the three months ended March 31, 2025 increased 4 percent to $1.3 billion from the comparative prior-year quarter, primarily due to MSO platforms acquisitions and higher costs to support sales growth for existing customers, partially offset by the beneficial impact of enterprise-wide cost savings measures.
SG&A expenses for the nine months ended March 31, 2025 increased 5 percent to $3.9 billion from the comparative prior-year period, primarily due to MSO platforms acquisitions, higher health and welfare costs, and higher costs to support sales growth for existing customers, partially offset by the beneficial impact of enterprise-wide cost savings measures.

8	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change
Pharmaceutical and Specialty Solutions	$662	$582	14%	$1,723	$1,533	12%
Global Medical Products and Distribution	39	22	77%	65	45	44%
Other	134	110	22%	356	312	14%
Total segment profit	835	714	17%	2,144	1,890	13%
Corporate	(105)	(345)	N.M.	(297)	(1,048)	N.M.
Total consolidated operating earnings	$730	$369	98%	$1,847	$842	N.M.
Pharmaceutical and Specialty Solutions
Pharma segment profit for the three months ended March 31, 2025 increased 14 percent to $662 million from the comparative prior-year quarter, primarily due to the increased contribution from branded pharmaceutical and specialty pharmaceutical products, MSO platforms acquisitions, BioPharma Solutions, and the performance of our generics program, partially offset by the expiration of the OptumRx contracts.
Pharma segment profit for the nine months ended March 31, 2025 increased 12 percent to $1.7 billion from the comparative prior-year period, primarily due to the increased contribution from branded pharmaceutical and specialty pharmaceutical products, BioPharma Solutions, and the performance of our generics program, partially offset by the expiration of the OptumRx contracts.
Global Medical Products and Distribution
GMPD segment profit for the three months ended March 31, 2025 increased 77 percent to $39 million from the comparative prior-year quarter, primarily due to the beneficial impact of cost optimization initiatives, partially offset by higher manufacturing costs.
GMPD segment profit for the nine months ended March 31, 2025 increased 44 percent to $65 million from the comparative prior-year period, primarily due to the beneficial impact of cost optimization initiatives and growth from existing customers, partially offset by higher manufacturing costs.
Other
Other segment profit for the three and nine months ended March 31, 2025 increased 22 percent to $134 million and 14 percent to $356 million, respectively, from the comparative prior-year periods, primarily due to the performance of OptiFreight® Logistics and at-Home Solutions.
Corporate
The changes in Corporate for the three and nine months ended March 31, 2025 were due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

9	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2025	2024	2025	2024
Restructuring and employee severance	$28	$53	$61	$106
Amortization and other acquisition-related costs	152	80	331	207
Acquisition-related cash and share-based compensation costs	20	$—	20	—
Impairments and (gain)/loss on disposal of assets, net	(17)	84	(15)	626
Litigation (recoveries)/charges, net	(105)	80	(176)	28
Restructuring and Employee Severance
Restructuring and employee severance costs during the three and nine months ended March 31, 2025 were primarily related to certain initiatives to rationalize our manufacturing operations and the implementation of certain enterprise-wide cost-savings measures.
Restructuring and employee severance costs during the three and nine months ended March 31, 2024 were primarily due to certain projects resulting from the review of our strategy portfolio, capital-allocation framework, and operations, and certain initiatives to rationalize our manufacturing operations.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $77 million and $64 million for the three months ended March 31, 2025 and 2024, respectively, and $214 million and $191 million for the nine months ended March 31, 2025 and 2024, respectively.
Transaction and integration costs associated with acquisitions were $75 million and $117 million for the three and nine months ended March 31, 2025, respectively.
Acquisition-related Cash and Share-based Compensation Costs
Acquisition-related cash and share-based compensation costs were $20 million for both the three and nine months ended March 31, 2025, primarily resulting from the acquisition of GIA.
Impairments and (Gain)/Loss on Disposal of Assets, Net
We recognized pre-tax non-cash goodwill impairment charges of $90 million and $675 million related to the GMPD segment during the three and nine months ended March 31, 2024, respectively.
Litigation (Recoveries)/Charges, Net
We recognized income for net recoveries in class action antitrust litigation in which we were a class member or plaintiff of $106 million and $165 million during the three and nine months ended March 31, 2025, respectively, and $6 million and $77 million during the three and nine months ended March 31, 2024, respectively. We recognized $13 million in opioid-related insurance recoveries during the nine months ended March 31, 2025. We recognized expense of $88 million and $110 million in connection with opioid-related matters during the three and nine months ended March 31, 2024, respectively.

10	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Results of Operations
Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change
Other (income)/expense, net	$(9)	$(1)	N.M.	$(11)	$(10)	10%
Interest expense, net	74	28	N.M.	141	42	N.M.
Interest Expense, Net
Interest expense for the three months ended March 31, 2025 increased to $74 million from the comparative prior-year quarter, primarily due to the new debt financing. Interest expense for the nine months ended March 31, 2025 increased to $141 million from the comparative prior-year period, primarily due the new debt financing and decreased interest income from cash and equivalents. See Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the new debt financing.
Provision for Income Taxes

The effective tax rate was 23.6 percent and 23.3 percent for the three months ended March 31, 2025 and 2024, respectively, and 22.8 percent and 23.4 percent for the nine months ended March 31, 2025 and 2024, respectively. The prior-year tax rates reflect the impact of the tax effects of goodwill impairment charges as well as certain other discrete items. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Tax Effects of Goodwill Impairment Charges
During the nine months ended March 31, 2024, we recognized pre-tax goodwill impairment charges of $675 million related to the GMPD segment. The net tax benefit related to these charges was $56 million for fiscal 2024.
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
The tax effect of the goodwill impairment charges recorded during the nine months ended March 31, 2024 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we recorded goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill impairment increased the estimated annual effective tax rate for fiscal 2024. Applying the higher tax rate to the pre-tax income for the nine months ended March 31, 2024 resulted in recognizing an incremental interim tax benefit of approximately $36 million, which impacted the provision for income taxes in the condensed consolidated statements of earnings during the nine months ended March 31, 2024. The incremental interim tax benefit reversed in the fourth quarter of fiscal 2024.

11	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $3.3 billion at March 31, 2025 compared to $5.1 billion at June 30, 2024.
During the nine months ended March 31, 2025, net cash provided by operating activities was $870 million, which includes the impact of unwinding the negative net working capital associated with the OptumRx contracts and the normal timing of payments to vendors, partially offset by the benefit of onboarding new customers. Cash provided by operating activities also includes the impact of payments totaling $797 million related to the opioid litigation.
During the nine months ended March 31, 2025, we deployed $1.1 billion for the ION acquisition and $2.8 billion to acquire a 73 percent ownership interest in GIA. In addition, during the nine months ended March 31, 2025, we issued additional long-term debt and received net proceeds of $2.9 billion to fund a portion of the consideration paid in connection with our acquisitions and for general purposes, and deployed cash of $765 million for share repurchases, $400 million for debt repayment, $374 million for cash dividends, and $315 million for capital expenditures.
At March 31, 2025, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at March 31, 2025 includes $602 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2025 include a $3.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility and a $1.0 billion 364-Day revolving credit facility that expires in October 2025. We also have a $1.0 billion committed receivables sales facility through September 2025. At March 31, 2025, we had no amounts outstanding under our commercial paper program, revolving credit facilities, or our committed receivables sales facility.
On December 5, 2024, we entered into a term loan credit agreement that, among other things, provides commitments for a term loan facility in an aggregate amount of up to $1.0 billion. No amounts were borrowed from this agreement as of March 31, 2025. However, on April 1, 2025, we closed on our acquisition of ADSG and borrowed $800 million under this term loan facility. The loan provided under this term loan credit agreement will mature three years from the date of borrowing and allows for prepayment, which may be accelerated pursuant to certain conditions specified in the credit agreement. Interest rates on borrowings will be based on prevailing interest rates, benchmarked based on Term SOFR and subject to our credit ratings.
Our term loan credit agreement, revolving credit, and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2025, we were in compliance with this financial covenant.
Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $7.7 billion and $5.1 billion at March 31, 2025 and June 30, 2024, respectively.
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

12	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Liquidity and Capital Resources
During the nine months ended March 31, 2025, we repaid the full principal of $400 million of the 3.5% Notes due 2024 at maturity with proceeds from the debt issuance in fiscal 2024, $200 million of which were invested in short-term time deposits and classified as prepaid expenses and other in our condensed consolidated balance sheets at June 30, 2024. As of March 31, 2025, all short-term time deposits related to the debt issuance in fiscal 2024 have matured.
Capital Deployment

Opioid Litigation Settlement Agreement
We had $4.9 billion accrued at March 31, 2025 related to certain national opioid litigation settlements, as further described within Note 7 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the nine months ended March 31, 2025, we made payments totaling $797 million, which included our fourth annual payment under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities (the "National Opioid Settlement Agreement") and payments related to the settlement agreements with the City of Baltimore and a national class of private acute care hospitals. The amounts of future annual payments under the National Opioid Settlement Agreement may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the nine months ended March 31, 2025 and 2024 were $315 million and $318 million, respectively.
Dividends
On each of May 7, 2024, August 15, 2024, November 5, 2024 and February 3, 2025, our Board of Directors approved a quarterly dividend of $0.5056 per share, or $2.02 per share on an annualized basis, which were paid on July 15, 2024, October 15, 2024, January 15, 2025, and April 15, 2025 to shareholders of record on July 1, 2024, October 1, 2024, January 2, 2025, and April 1, 2025, respectively.
Share Repurchases
During the nine months ended March 31, 2025, we deployed $750 million for repurchases of our common shares under accelerated share repurchase ("ASR") programs. We funded the repurchases with available cash. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
During the nine months ended March 31, 2025, we paid $15 million for excise taxes related to the completion of prior ASR programs.
As of March 31, 2025, we had $2.7 billion remaining under our existing share repurchase authorization.

Acquisitions
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
On April 1, 2025, we completed the acquisition of ADSG, a diabetic medical supplies provider serving approximately 500,000 patients annually by providing the latest innovations in diabetes therapies from leading manufacturers, for a purchase price of approximately $1.1 billion in cash, subject to certain adjustments.
In November 2024, we issued additional debt with the aggregate principal amount of $2.9 billion to fund a portion of the consideration payable in connection with the GIA and ADSG acquisitions and for general purposes. See Note 2 and Note 6 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

13	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

MD&A	Other Items

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

Critical Accounting Policies and Sensitive Accounting Estimates
The discussion and analysis presented below is a supplemental disclosure to the critical accounting policies and sensitive accounting estimates specified in our consolidated balance sheet at June 30, 2024. This discussion and analysis should be read in conjunction with the Critical Accounting Policies and Sensitive Accounting Estimates included in our 2024 Form 10-K and our Form 10-Q for the quarters ended September 30, 2024 and December 31, 2024.
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
Our reporting units are: Pharmaceutical and Specialty Solutions (excluding Navista & ION and GIA), Navista & ION, GIA, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
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

at-Home Solutions Goodwill
During our fiscal 2024 annual impairment test, the fair value of our at-Home Solutions reporting unit exceeded its carrying amount by less than 1 percent. A decrease in future cash flows, an increase in the discount rate or a decrease in the terminal growth rate, among other things, could result in a goodwill impairment for at-Home Solutions. During the three months ended March 31, 2025, there were no indicators of goodwill impairment for the at-Home Solutions reporting unit.
Global Medical Products and Distribution Goodwill
During fiscal 2024, we recorded $675 million of goodwill impairment charges related to our GMPD reporting unit. GMPD goodwill was fully impaired during the third quarter of fiscal 2024.

14	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

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
•Amortization and other acquisition-related costs, which include transaction costs, integration costs, and changes in the fair value of contingent consideration obligations, are excluded because they are not part of the ongoing operations of our underlying business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies' financial results. Additionally, costs for amortization of acquisition-related intangible assets and amortization as a result of basis differences in equity method investments are non-cash amounts, which are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion facilitates comparison of historical, current and forecasted financial results. We also exclude other acquisition-related costs, which are directly related to an acquisition but do

15	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. These costs are also significantly impacted by the timing, complexity and size of acquisitions.
•Acquisition-related cash and share-based compensation costs are incurred in connection with contingent cash payments or the issuance of share-based payment awards, which include service requirements, as a part of certain physician practice acquisitions. These costs are excluded because they are unrelated to the underlying operating results of our business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies’ financial results. In addition, the magnitude of these expenses is significantly impacted by the timing and size of the acquisitions of physician practices.
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
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net and (8) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net and (9) loss on early extinguishment of debt.
Non-GAAP net earnings attributable to non-controlling interests: net earnings attributable to non-controlling interests excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net and (9) loss on early extinguishment of debt, each net of tax.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net and (9) loss on early extinguishment of debt, each net of tax.
Non-GAAP effective tax rate: provision for income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net and (9) loss on early extinguishment of debt divided by (earnings before income taxes adjusted for the items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

16	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Non-controlling Interests	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2025
GAAP	$730	98%	$665	$157	$(2)	$506	94%	$2.10	96%
Restructuring and employee severance	28		28	7	—	21		0.09
Amortization and other acquisition-related costs	152		152	34	(2)	116		0.48
Acquisition-related cash and share-based compensation costs	20		20	1	(4)	15		0.06
Impairments and (gain)/loss on disposal of assets, net	(17)		(17)	(4)	—	(13)		(0.06)
Litigation (recoveries)/charges, net	(105)		(105)	(27)	—	(78)		(0.32)
Non-GAAP	$807	21%	$741	$166	$(7)	$568	11%	$2.35	13%
	Three Months Ended March 31, 2024
GAAP	$369	(39)%	$342	$80	$(1)	$261	(28)%	$1.07	(24)%
Shareholder cooperation agreement costs	1		1	—		1		—
Restructuring and employee severance	53		53	14		39		0.16
Amortization and other acquisition-related costs	80		80	21		59		0.24
Impairments and (gain)/loss on disposal of assets, net [2]	84		84	(21)		105		0.44
Litigation (recoveries)/charges, net	80		80	34		46		0.18
Non-GAAP	$667	5%	$640	$128	$(1)	$511	8%	$2.09	14%
	Nine Months Ended March 31, 2025
GAAP	$1,847	N.M.	$1,717	$391	$(4)	$1,322	N.M.	$5.44	N.M.
Restructuring and employee severance	61		61	15	—	46		0.19
Amortization and other acquisition-related costs	331		331	81	(2)	248		1.02
Acquisition-related cash and share-based compensation costs	20		20	1	(4)	15		0.06
Impairments and (gain)/loss on disposal of assets, net	(15)		(15)	(4)	—	(11)		(0.04)
Litigation (recoveries)/charges, net	(176)		(176)	(51)	—	(125)		(0.51)
Non-GAAP	$2,067	14%	$1,937	$431	$(10)	$1,495	6%	$6.16	8%
	Nine Months Ended March 31, 2024
GAAP	$842	31%	$810	$190	$(3)	$617	60%	$2.50	71%
Shareholder cooperation agreement costs	1		1	—	—	1		—
Restructuring and employee severance	106		106	28	—	78		0.32
Amortization and other acquisition-related costs	207		207	55	—	152		0.62
Impairments and (gain)/loss on disposal of assets, net [2]	626		626	79	—	547		2.21
Litigation (recoveries)/charges, net	28		28	17	—	11		0.04
Non-GAAP	$1,809	17%	$1,777	$369	$(3)	$1,405	20%	$5.69	29%
1     Attributable to Cardinal Health, Inc.
2    For the three and nine months ended March 31, 2024, impairments and (gain)/loss on disposal of assets, net included pre-tax goodwill impairment charges of $90 million and $675 million, respectively, related to the GMPD segment. For fiscal 2024, the net tax benefit related to these charges was $56 million and was included in the annual effective tax rate. As a result, the amount of tax benefit increased by an incremental $36 million for the nine months ended March 31, 2024 and reversed in the fourth quarter of fiscal 2024.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

17	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2024 Form 10-K since the end of fiscal 2024 through March 31, 2025.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

18	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Other
Legal Proceedings
The legal proceedings described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in the 2024 Form 10-K, our Form 10-Q for the quarters ended September 30, 2024 and December 31, 2024, and our other filings with the SEC since June 30, 2024. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
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
For example, recent U.S. tariffs imposed or threatened to be imposed on China, Mexico, Canada, and other countries and any retaliatory actions taken by such countries could result in us incurring substantial additional costs to source materials, directly and indirectly, from affected countries, and may require us to raise prices on certain products and seek alternative sources of supply. If our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected. Additionally, if we are not able to find adequate alternate sources of supply, we may experience supply shortages or disruptions. Additionally, in certain circumstances, including in our Cardinal Health at-Home

19	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Other
Solutions operating segment, we may not receive increased reimbursement commensurate with the increase in costs, which will negatively impact our results of operations.
In addition, we conduct our business in U.S. dollars and various functional currencies of our foreign subsidiaries. Changes in foreign currency exchange rates could adversely affect our financial results, which are reported in U.S. dollars. We may not be able to hedge to protect us against these exposures, and any hedges may not successfully mitigate these exposures.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2, 3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
January 2025	55	$119.53	—	$3,118
February 2025	2,393,685	125.33	2,393,681	2,818
March 2025	585,521	128.09	585,510	2,743
Total	2,979,261	$125.87	2,979,191	$2,743
(1)Reflects 55, 4, and 11 common shares purchased in January, February, and March 2025, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On February 3, 2025, we entered into an ASR program to purchase common shares for an aggregate purchase price of $375 million and received an initial delivery of 2.4 million common shares using a reference price of $125.33. The ASR program concluded on March 11, 2025 at a volume weighted average price per common share of $125.87 resulting in a final delivery of 0.6 million common shares. See Note 11 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program, which will expire on December 31, 2027. As of March 31, 2025, we had $2.7 billion authorized for share repurchases remaining under this program.
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended March 31, 2025, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

20	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2025	2024	2025	2024
Revenue	$54,878	$54,868	$162,419	$166,960
Cost of products sold	52,755	52,933	156,453	161,428
Gross margin	2,123	1,935	5,966	5,532

Operating expenses:
Distribution, selling, general and administrative expenses	1,315	1,269	3,898	3,723
Restructuring and employee severance	28	53	61	106
Amortization and other acquisition-related costs	152	80	331	207
Acquisition-related cash and share-based compensation costs	20	—	20	—
Impairments and (gain)/loss on disposal of assets, net	(17)	84	(15)	626
Litigation (recoveries)/charges, net	(105)	80	(176)	28
Operating earnings	730	369	1,847	842

Other (income)/expense, net	(9)	(1)	(11)	(10)
Interest expense, net	74	28	141	42
Earnings before income taxes	665	342	1,717	810

Provision for income taxes	157	80	391	190
Net earnings	508	262	1,326	620

Less: Net earnings attributable to noncontrolling interests	(2)	(1)	(4)	(3)
Net earnings attributable to Cardinal Health, Inc.	$506	$261	$1,322	$617

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$2.11	$1.07	$5.47	$2.51
Diluted	2.10	1.07	5.44	2.50

Weighted-average number of common shares outstanding:
Basic	240	243	242	245
Diluted	241	245	243	247

Cash dividends declared per common share	$0.5056	$0.5006	$1.5168	$1.5018
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2025	2024	2025	2024
Net earnings	$508	$262	$1,326	$620

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(2)	1	(13)	(4)
Net unrealized gain/(loss) on derivative instruments, net of tax	6	(6)	4	(5)
Total other comprehensive income/(loss), net of tax	4	(5)	(9)	(9)

Total comprehensive income	512	257	1,317	611

Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(4)	(3)
Total comprehensive income attributable to Cardinal Health, Inc.	$510	$256	$1,313	$608
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	March 31, 2025	June 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,326	$5,133
Trade receivables, net	12,666	12,084
Inventories, net	16,158	14,957
Prepaid expenses and other	2,398	2,663
Assets held for sale	47	47
Total current assets	34,595	34,884

Property and equipment, net	2,664	2,529
Goodwill and other intangibles, net	11,014	6,450
Other assets	1,598	1,258
Total assets	$49,871	$45,121

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$32,812	$31,759
Current portion of long-term obligations and other short-term borrowings	543	434
Other accrued liabilities	3,307	3,447
Total current liabilities	36,662	35,640

Long-term obligations, less current portion	7,136	4,658
Deferred income taxes and other liabilities	7,971	8,035

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—271 million shares and 327 million shares at March 31, 2025 and June 30, 2024, respectively	2,946	2,917
Retained earnings/(accumulated deficit)	664	(286)
Common shares in treasury, at cost: 32 million shares and 83 million shares at March 31, 2025 and June 30, 2024, respectively	(6,382)	(5,677)
Accumulated other comprehensive loss	(176)	(167)
Total Cardinal Health, Inc. shareholders' deficit	(2,948)	(3,213)
Noncontrolling interests	1,050	1
Total shareholders’ deficit	(1,898)	(3,212)
Total liabilities and shareholders’ deficit	$49,871	$45,121
See notes to condensed consolidated financial statements.

23	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares		Retained Earnings/(Accumulated Deficit)	Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount		Shares	Amount
	Three Months Ended March 31, 2025
Balance at December 31, 2024	271	$2,932	$283	(29)	$(6,026)	$(180)	$70	$(2,921)
Net earnings			506				2	508
Other comprehensive income, net of tax						4		4
Acquisitions							963	963
Vesting of noncontrolling units							17	17
Employee stock plans activity, net of shares withheld for employee taxes	—	13		—	22			35
Share repurchase program activity	—			(3)	(378)			(378)
Dividends declared			(123)					(123)
Payments to noncontrolling interests							(3)	(3)
Other	—	1	(2)				1	—
Balance at March 31, 2025	271	$2,946	$664	(32)	$(6,382)	$(176)	$1,050	$(1,898)

	Three Months Ended March 31, 2024
Balance at December 31, 2023	327	$2,855	$(535)	(83)	$(5,714)	$(155)	$2	$(3,547)
Net earnings			261				1	262
Other comprehensive loss, net of tax						(5)		(5)
Employee stock plans activity, net of shares withheld for employee taxes	—	32		—	21			53
Dividends declared			(123)					(123)
Other			1		—			1
Balance at March 31, 2024	327	$2,887	$(396)	(83)	$(5,693)	$(160)	$3	$(3,359)

	Nine Months Ended March 31, 2025
Balance at June 30, 2024	327	$2,917	$(286)	(83)	$(5,677)	$(167)	$1	$(3,212)
Net earnings			1,322				4	1,326
Other comprehensive loss, net of tax						(9)		(9)
Acquisitions							1,035	1,035
Vesting of noncontrolling units							17	17
Employee stock plans activity, net of shares withheld for employee taxes	—	28		1	52			80
Share repurchase program activity				(6)	(757)			(757)
Retirement of treasury stock	(56)	—		56	—			—
Dividends declared			(370)					(370)
Payments to noncontrolling interests							(7)	(7)
Other	—	1	(2)				—	(1)
Balance at March 31, 2025	271	$2,946	$664	(32)	$(6,382)	$(176)	$1,050	$(1,898)

	Nine Months Ended March 31, 2024
Balance at June 30, 2023	327	$2,746	$(642)	(76)	$(4,911)	$(151)	$1	$(2,957)
Net earnings			617				3	620
Other comprehensive loss, net of tax						(9)		(9)
Employee stock plans activity, net of shares withheld for employee taxes	—	41		1	77			118
Share repurchase program activity	—	100		(9)	(859)			(759)
Dividends declared			(372)					(372)
Other			1	1			(1)	—
Balance at March 31, 2024	327	$2,887	$(396)	(83)	$(5,693)	$(160)	$3	$(3,359)
See notes to condensed consolidated financial statements.

24	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net earnings	$1,326	$620

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	581	524
Impairments and loss on sale of other investments	2	—
Impairments and (gain)/loss on disposal of assets, net	(15)	626
Share-based compensation	91	88
Provision for bad debts	41	28
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(367)	(223)
Increase in inventories	(1,209)	(1,258)
Increase in accounts payable	954	2,118
Other accrued liabilities and operating items, net	(534)	(843)
Net cash provided by operating activities	870	1,680

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(3,855)	(1,192)
Proceeds from divestitures, net of cash sold	2	9
Additions to property and equipment	(315)	(318)
Proceeds from disposal of property and equipment	3	10
Purchases of investments	(6)	(3)
Proceeds from investments	7	1
Proceeds from net investment hedge terminations	2	28
Purchase of short-term time deposits	—	(550)
Proceeds from short-term investment in time deposit	200	—
Net cash used in investing activities	(3,962)	(2,015)

Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	2,869	1,139
Reduction of long-term obligations	(434)	(23)
Net tax proceeds/(withholding) from share-based compensation	(12)	23
Dividends on common shares	(374)	(377)
Purchase of treasury shares, net	(765)	(750)
Net cash provided by financing activities	1,284	12

Effect of exchange rate changes on cash and equivalents	1	(7)

Net decrease in cash and equivalents	(1,807)	(330)
Cash and equivalents at beginning of period	5,133	4,076
Cash and equivalents at end of period	$3,326	$3,746
See notes to condensed consolidated financial statements.

25	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

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
We report our financial results in two reportable segments: Pharmaceutical and Specialty Solutions ("Pharma") segment and Global Medical Products and Distribution ("GMPD") segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics. References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
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
Variable Interest Entities
We evaluate our ownership, contractual, and other interests in entities to determine if they are a variable interest entity (“VIE”), if we have a variable interest in those entities, and the nature and extent of those interests. These evaluations may involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements.
Consolidated Variable Interest Entities
We consolidate a VIE when we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE and, as a result, are considered the primary beneficiary of the VIE.
On January 1, 2020, GI Alliance ("GIA") entered into a management services arrangement with Texas Digestive Disease Consultants, PLLC (“TDDC”) that authorized GIA to perform certain management services in the manner that it deemed reasonably appropriate to meet the day-to-day business needs of TDDC. In exchange for the management services provided, GIA is entitled to receive an annual management fee equal to a percentage of TDDC’s net operating income. The agreement has a 15 year term with two successive 5 year terms set to renew automatically. Based on these determinations, we concluded that TDDC is a VIE and that GIA is the primary beneficiary.
The VIE does not have a material impact on our condensed consolidated statements of earnings or condensed consolidated statements of cash flows. Total assets and liabilities included in the consolidated balance sheets for the VIE were $524 million and $249 million, respectively, as of March 31, 2025.

26	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements
Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income and net assets that is not attributable to Cardinal Health. Noncontrolling interests as of March 31, 2025 primarily represents third-party equity interests in GIA and ION. The net earnings attributable to noncontrolling interests in GIA contain certain call and put rights, however, the exercise of these options is fully within the control of Cardinal Health. and the associated noncontrolling interest has therefore been determined to be nonredeemable and classified within permanent equity. The fair value was estimated using the implied enterprise value based on the purchase price paid for the controlling interest. See Note 2, for additional information on the acquisition of GIA.
Recently Issued Financial Accounting Standards
and Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our condensed consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2024 Form 10-K.
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This guidance will be effective for us in our fiscal 2025 Form 10-K and the guidance must be applied retrospectively to all prior periods presented. We have evaluated the impact of adoption of this guidance on our disclosures and this will be reflected in our fiscal 2025 Form 10-K.
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
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted during the nine months ended March 31, 2025.

2. Acquisitions
Integrated Oncology Network ("ION")
On December 2, 2024, we completed the acquisition of ION, a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ION is a management services organization that supports more than 50 practice sites in 10 states representing more than 100 providers. ION supports a continuum of care across its member sites including medical oncology, radiation oncology, urology diagnostic testing and other ancillary services. As part of the transaction, ION practices will be integrated into Navista, our managed services organization intended to enhance efficiency for providers and patients, enable additional capabilities, and increase practice profitability of independent community oncologists. We report ION results within our Pharma segment. The portion of ION net earnings attributable to noncontrolling interest holders is reported as a reduction to net earnings in the condensed consolidated statements of earnings. The acquisition was funded with available cash on hand.
Transaction and integration costs associated with the ION acquisition were $6 million and $25 million during the three and nine months ended March 31, 2025, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of 73 percent ownership interest in GIA, a gastroenterology management services organization, for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments. Beginning on the third anniversary of the closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding equity. GIA's management services organization platform includes over 900 physicians across 345 practice locations in 20 states and has the ability to further expand both geographically and in other key therapeutic areas.
We have accounted for the acquisition of the ownership interest in GIA as a business combination in accordance with ASC 805. We consolidate the results of GIA in our condensed consolidated financial statements and report those consolidated results within our Pharma segment. The portion of GIA net earnings attributable to noncontrolling interest holders is reported as a reduction to net earnings in the condensed consolidated statements of earnings.

27	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements
Transaction and integration costs associated with the GIA acquisition were $59 million and $69 million during the three and nine months ended March 31, 2025, respectively, and are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.
On April 14, 2025, we announced that we entered into a definitive agreement to acquire Urology America. This transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
Advanced Diabetes Supply Group ("ADSG")
On April 1, 2025, we completed the acquisition of ADSG, one of the country's leading diabetic medical supplies providers, for a purchase price of approximately $1.1 billion in cash, subject to certain adjustments. ADSG serves approximately 500,000 patients annually by providing the latest innovations in diabetes therapies from leading manufacturers. ADSG will become part of our at-Home Solutions operating segment and we will report ADSG results in Other.
We financed the acquisition of ADSG with a combination of cash on hand and cash proceeds from new debt financing as described in Note 6.
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
Transaction and integration costs associated with the Specialty Network acquisition were $2 million and $6 million during the three and nine months ended March 31, 2025, respectively and transaction costs were $15 million during the three and nine months ended March 31, 2024. These are included in amortization and other acquisition-related costs in the condensed consolidated statements of earnings.

Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisitions of ION and GIA are not yet finalized and are subject to adjustment as we complete the valuation analysis of these acquisitions. The purchase prices are also subject to adjustment based on working capital requirements as set forth in the acquisition agreements. The pro forma results of operations and the results of operations for these acquisitions have not been separately disclosed because the effects were not significant compared to the consolidated financial statements.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for ION and GIA:

(in millions)	ION	GIA
Identifiable intangible assets:
Customer contracts (1)	$235	$—
Trademarks (2)	78	256
Non-competition agreements (3)	—	24
Total identifiable intangible assets acquired	313	280

Identifiable net assets/(liabilities):
Cash and equivalents	8	76
Trade receivables, net	59	195
Inventories	4	21
Prepaid expenses and other	5	13
Property and equipment, net	32	67
Other assets	45	287
Accounts payable	(10)	(89)
Current portion of long-term obligations and other short-term borrowings	(3)	(1)
Other accrued liabilities	(38)	(171)
Long-term obligations, less current portion	(14)	(15)
Deferred income taxes and other liabilities	(88)	(209)
Total identifiable net assets/(liabilities) acquired	313	454
Noncontrolling interest	(151)	(884)
Goodwill	908	3,241
Total net assets acquired	$1,070	$2,811
(1)    The weighted-average useful life of customer contracts is 20 years.
(2)    The weighted-average useful life of trademarks is 10 years.
(3)    The weighted-average useful life of non-competition agreements is 4 years.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The discount rates used to arrive at the present values of the identifiable intangible assets were 9.5 percent and 10.0 percent for ION and GIA, respectively, and reflect their internal rates of return and uncertainty in the cash flow projections, which is reflective of market participant assumptions.
The estimated fair value of ION customer contracts were determined using an income-based approach, which includes market participant expectations of the cash flows that an asset

28	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements
could generate over its remaining useful life, discounted back to present value using an appropriate rate of return.
The fair value of the ION and GIA trademark intangible assets were determined utilizing the relief from royalty method, an income-based approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
The fair value of the non-compete intangibles acquired from GIA were determined by applying the differential cash flow method which compares the present value of cash flows with and without the non-compete agreements in place.
The noncontrolling interests were recognized at their acquisition-date fair values of $151 million and $884 million for ION and GIA, respectively. For GIA, the fair value was determined based on the fair value of GIA's common units.
The allocation of the fair value of assets acquired and liabilities assumed for the Specialty Networks acquisition was finalized during the nine months ended March 31, 2025, resulting in goodwill of $784 million. There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for the Specialty Networks acquisition from those disclosed in our fiscal 2024 Form 10-K.

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

4. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

	Three Months Ended March 31,
(in millions)	2025	2024
Employee-related	$22	$36
Facility exit and other	6	17
Total restructuring and employee severance	$28	$53

	Nine Months Ended March 31,
(in millions)	2025	2024
Employee-related	$41	$51
Facility exit and other	20	55
Total restructuring and employee severance	$61	$106

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs, and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional project management, and costs associated with vacant facilities.
Restructuring and employee severance costs during the three and nine months ended March 31, 2025 were primarily related to certain initiatives to rationalize our manufacturing operations and the implementation of certain enterprise-wide cost-savings measures.
Restructuring and employee severance costs during the three and nine months ended March 31, 2024 were primarily due to certain projects resulting from the review of our strategy portfolio, capital-allocation framework, and operations, and certain initiatives to rationalize our manufacturing operations.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2024	$92	$5	$97
Additions	32	—	32
Payments and other adjustments	(42)	(5)	(47)
Balance at March 31, 2025	$82	$—	$82

29	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements

5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution	Other (1)	Total
Balance at June 30, 2024	$3,555	$—	$1,170	$4,725
Goodwill acquired, net of purchase price adjustments	4,181	—	—	4,181
Balance at March 31, 2025	$7,736	$—	$1,170	$8,906
(1) Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
The increase in the Pharma segment goodwill is due to the ION and GIA acquisitions that occurred during the nine months ended March 31, 2025. Goodwill recognized in connection with these acquisitions primarily represent the expected benefits from the expected growth from new customers, the assembled workforce of the acquired entities and synergies of integrating these businesses. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.
During the nine months ended March 31, 2025, we did not identify any indicators of impairment within our reporting units.
We performed interim quantitative goodwill impairment testing for GMPD at September 30, 2023 and March 31, 2024, which resulted in pre-tax goodwill impairment charges of $585 million and $90 million, respectively. GMPD goodwill was fully impaired during the third quarter of fiscal 2024.

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2025
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$13	$—	$13	N/A
Total indefinite-life intangibles	13	—	13	N/A

Definite-life intangibles:
Customer relationships	3,640	2,574	1,066	11
Trademarks, trade names and patents	896	439	457	8
Customer contracts	235	4	231	16
Developed technology and other	1,027	711	316	7
Non-Competition Agreements	44	19	25	4
Total definite-life intangibles	5,842	3,747	2,095	10
Total other intangible assets	$5,855	$3,747	$2,108	N/A

	June 30, 2024
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12
Total indefinite-life intangibles	12	—	12

Definite-life intangibles:
Customer relationships	3,628	2,431	1,197
Trademarks, trade names and patents	561	408	153
Developed technology and other	1,047	684	363
Total definite-life intangibles	5,236	3,523	1,713
Total other intangible assets	$5,248	$3,523	$1,725

30	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements

The increase in definite-life intangibles is due to the acquisitions of ION and GIA. See Note 2, for additional information on the acquisitions of ION and GIA. Total amortization of intangible assets was $77 million and $64 million for the three months ended March 31, 2025 and 2024, respectively, and $214 million and $191 million for the nine months ended March 31, 2025 and 2024, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2025 through 2029 is as follows: $82 million, $308 million, $285 million, $256 million and $249 million.
6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at:

(in millions) (1)	March 31, 2025	June 30, 2024
3.5% Notes due 2024	$—	$401
3.75% Notes due 2025	503	507
4.7% Notes due 2026	497	—
3.41% Notes due 2027	1,205	1,191
5.125% Notes due 2029	645	644
5.0% Notes due 2029	744	—
5.45% Notes due 2034	499	491
5.35% Notes due 2034	989	—
4.6% Notes due 2043	322	308
4.5% Notes due 2044	335	330
4.9% Notes due 2045	435	423
4.368% Notes due 2047	565	563
5.75% Notes due 2054	641	—
7.0% Debentures due 2026	124	124
Other Obligations	175	110
Total	7,679	5,092
Less: current portion of long-term obligations and other short-term borrowings	543	434
Long-term obligations, less current portion	$7,136	$4,658
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for the remainder of fiscal 2025 through fiscal 2029 and thereafter are as follows: $12 million, $548 million, $1.9 billion, $27 million, $663 million and $4.6 billion.
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $7.7 billion and $5.1 billion at March 31, 2025 and June 30, 2024, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $32.8 billion and $31.8 billion at March 31, 2025 and June 30, 2024, respectively.
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
During the three months ended December 31, 2024, we repaid the full principal of $400 million of the 3.5% Notes due 2024 at maturity with proceeds from the debt issuance in fiscal 2024, $200 million of which were invested in short-term time deposits and classified as prepaid expenses and other in our condensed consolidated balance sheets at June 30, 2024. As of March 31, 2025, all short-term time deposits related to the debt issuance in fiscal 2024 have matured.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $3.0 billion commercial paper program backed by a $2.0 billion revolving credit facility and a $1.0 billion 364-Day revolving credit facility that expires in October 2025. We also have a $1.0 billion committed receivables sales facility. At March 31, 2025, we had no amounts outstanding under our commercial paper program, revolving credit facilities or our committed receivables sales facility.

31	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements

On December 5, 2024, we entered into a term loan credit agreement that, among other things, provides commitments for a term loan facility in an aggregate amount of up to $1.0 billion. No amounts were borrowed from this agreement as of March 31, 2025. However, on April 1, 2025, we closed on our acquisition of ADSG and borrowed $800 million under this term loan facility. The loan provided under this term loan credit agreement will mature three years from the date of borrowing and allows for prepayment, which may be accelerated pursuant to certain conditions specified in the credit agreement. Interest rates on borrowings will be based on prevailing interest rates, benchmarked based on Term SOFR and subject to our credit ratings.
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
Our term loan credit agreement, revolving credit, and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2025, we were in compliance with this financial covenant.
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
We accrue contingencies if it is probable that a liability has been incurred and the amount can be estimated. Since fiscal 2021, we have made certain payments to New York State for our portion of the assessment in 2017 and 2018. However, we, and other distributors, challenged the OSA as unconstitutional. In May 2024, the New York Appellate Division held that the 2017 assessment was unconstitutionally retroactive, directing a refund of assessments paid for calendar year 2017, but upheld the 2018 assessment. Both parties have appealed the decision of the New York Appellate Division to the New York Court of Appeals, the state's highest court, which remanded the case for calculation of interest. The parties subsequently agreed on terms of a potential settlement ending the litigation which could result in a refund of the portion we paid for calendar year 2017. We have not recorded a receivable for this recovery as the settlement remains subject to final approvals. The refund will be recognized upon receipt of the settlement.
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

32	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements
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
In total, as of March 31, 2025, we have $4.9 billion accrued for these matters, of which $636 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During fiscal 2024, we recognized expense of $340 million in connection with opioid-related matters, including agreements in principle with counsel representing nationwide classes of third-party payors and acute care hospitals, and settlements with the City of Baltimore and the State of Alabama. This expense was partially offset by a benefit of $105 million related to prepayments at a prenegotiated discount of certain future payments totaling $344 million.
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
During fiscal 2024, we recognized a $22 million charge in litigation (recoveries)/charge, net in the condensed consolidated statements of earnings related to an agreement with the Alabama Attorney General under which we agreed to pay approximately $123 million to the State of Alabama over a period of ten years to resolve opioid-related claims brought by the State and its political subdivisions (the "Alabama Settlement"). Including the National Opioid Settlement Agreement, the Alabama Settlement and a prior settlement with the State of West Virginia, we have now resolved the opioid-related claims of all 50 states and the District of Columbia. Additionally, in August 2024, we entered into a settlement agreement with the City of Baltimore to resolve its opioid-related claims. Under this agreement, we agreed to pay $153 million.
Under the National Opioid Settlement Agreement, through April 2025, we have paid the Settling Governmental Entities approximately $1.9 billion. We expect to pay Settling Governmental Entities additional amounts up to $4.4 billion through 2038. The National Opioid Settlement Agreement also includes injunctive relief terms related to Distributors' controlled substance anti-diversion programs. A monitor will oversee

33	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements
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
Private Plaintiffs
The National Opioid Settlement Agreement does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. There were approximately 330 lawsuits brought by private plaintiffs pending as of April 2025. Of these, approximately 100 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all these matters.
Following resolution discussions with certain private plaintiffs, during the six months ended December 31, 2024, Distributors finalized agreements with classes of third-party payors and acute care hospitals. Our portion of these settlements totaled $213 million. The settlement with the class of third-party payors was approved by the court in January 2025. An appeal by an objector of the third-party payor settlement is currently pending. The settlement with the class of acute care hospitals was approved by the court in March 2025 and became final in April 2025.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. We received insurance recoveries related to these matters of $25 million during the nine months ended March 31, 2025. During fiscal 2024, we received $34 million in insurance recoveries related to these matters. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of March 31, 2025. Certain recoveries from our insurers are recorded in the Pharmaceutical and Specialty Solutions segment.
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
In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve 4,375 claims for $275 million. Between May and September 2023, we made settlement payments totaling $275 million into a qualified settlement fund. During the three months ended December 31, 2024, the minimum required sign-on threshold was met, and beginning in January 2025, payments to qualified implantees were being made out of the qualified settlement fund. We expect continued payments out of the qualified settlement fund as additional plaintiffs meet the procedural requirements.
In addition to the settlement discussed above, we also entered into other agreements to settle the vast majority of IVC filter product liability claims. These settlements will not resolve all IVC filter product liability claims, and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
We recognized income of $103 million during fiscal 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At March 31, 2025, we had a total of $85 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets, which includes the $74 million in the qualified settlement fund.
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

34	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements
engaged in customer allocation. In May 2020, the court granted our motion to dismiss. In July 2022, the indirect purchasers filed an amended complaint and, in August 2022, we filed a motion to dismiss the amended complaint. In February 2025, the court granted our motion to dismiss, with prejudice.
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $106 million and $165 million during the three and nine months ended March 31, 2025, respectively, and $6 million and $77 million during the three and nine months ended March 31, 2024, respectively.

8. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three and nine months ended March 31, 2025, the effective tax rate was 23.6 percent and 22.8 percent, respectively.
During the three and nine months ended March 31, 2024, the effective tax rate was 23.3 percent and 23.4 percent, respectively, and reflects the impact of the tax effect of the goodwill impairment charges recognized during the nine months ended March 31, 2024.
Tax Effects of Goodwill Impairment Charges
During the nine months ended March 31, 2024, we recognized pre-tax goodwill impairment charges of $675 million. The net tax benefit related to these charges was $56 million for fiscal 2024.
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
Unrecognized Tax Benefits
We had $890 million and $981 million of unrecognized tax benefits, at March 31, 2025 and June 30, 2024, respectively. The March 31, 2025 and June 30, 2024 balances include $865 million and $882 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At March 31, 2025 and June 30, 2024, we had $64 million and $65 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the benefit from income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits or the expiration of statutes of limitations. We estimate there will be no material change to unrecognized tax benefits within the next 12 months.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.

9. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$949	$—	$—	$949
Other investments (1)	99	—	—	99
Liabilities:
Forward contracts (2)	—	(43)	—	(43)

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,442	$—	$—	$1,442
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(87)	—	(87)

35	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three and nine months ended March 31, 2025 and 2024, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the nine months ended March 31, 2024, we entered into pay-floating interest rate swaps with total notional amounts of $500 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
Pre-tax gains recognized in other comprehensive income/(loss) were $4 million and $1 million for the three months ended March 31, 2025 and 2024, respectively, and $5 million and $2 million for the nine months ended March 31, 2025 and 2024, respectively. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were an immaterial loss and a $2 million gain for the three months ended March 31, 2025 and 2024, respectively, and a $3 million loss and a $4 million gain for the nine months ended March 31, 2025 and 2024, respectively. Losses currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are $1 million.

36	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In February 2025, we entered into €100 million ($105 million) cross-currency swaps maturing in February 2027.
In February 2025, we terminated the €100 million ($107 million) cross-currency swaps entered into in March 2023 and received net settlement in cash of $2 million, recorded in proceeds from net investment hedge terminations in our condensed consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive income/(loss) were a $16 million loss and a $19 million gain during the three months ended March 31, 2025 and 2024, respectively, and a $11 million loss and a $14 million gain during the nine months ended March 31, 2025 and 2024, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $3 million during both the three months ended March 31, 2025 and 2024, and $7 million and $10 million during the nine months ended March 31, 2025 and 2024, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net. We recorded a $3 million loss and an immaterial gain during the three months ended March 31, 2025 and 2024, respectively, and a $1 million gain and an immaterial loss during the nine months ended March 31, 2025 and 2024, respectively. The principal currencies managed through foreign currency contracts are euro, Canadian dollar, Chinese renminbi, Brazilian real and Indian rupee.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable and other accrued liabilities at March 31, 2025 and June 30, 2024 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2025	June 30, 2024
Estimated fair value	$7,511	$4,891
Carrying amount	7,679	5,092
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
11. Shareholders' Deficit
We repurchased $750 million of our common shares, in the aggregate, through share repurchase programs during both the nine months ended March 31, 2025 and 2024. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During the three months ended March 31, 2025, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $375 million. We received an initial delivery of 2.4 million common shares using a reference price of $125.33. The program concluded on March 11, 2025 at a volume weighted average price per common share of $125.87 resulting in a final delivery of 0.6 million common shares.
During the nine months ended March 31, 2025, we paid $15 million for excise taxes related to the completion of prior ASR programs.
During the three months ended December 31, 2024, we retired 56 million of common stock shares without par value.
During the three months ended September 30, 2024, we entered into an ASR program to repurchase common shares for an aggregate purchase price of $375 million. We received an initial

37	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements

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
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(138)	$(29)	$(167)
Other comprehensive income/(loss), before reclassifications	(13)	3	(10)
Amounts reclassified to earnings	—	1	1
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax benefit of $2 million	(13)	4	(9)
Balance at March 31, 2025	$(151)	$(25)	$(176)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(137)	$(14)	$(151)
Other comprehensive income/(loss), before reclassifications	(4)	1	(3)
Amounts reclassified to earnings	—	(6)	(6)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $4 million	(4)	(5)	(9)
Balance at March 31, 2024	$(141)	$(19)	$(160)

38	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc. ("EPS"):

	Three Months Ended March 31,
(in millions)	2025	2024
Weighted-average common shares–basic	240	243
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	2
Weighted-average common shares–diluted	241	245

	Nine Months Ended March 31,
(in millions)	2025	2024
Weighted-average common shares–basic	242	245
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	2
Weighted-average common shares–diluted	243	247
The potentially dilutive employee stock options, restricted share units, and performance share units that were antidilutive were immaterial for both the three and nine months ended March 31, 2025 and 2024.

13. Segment Information
We operate under two reportable segments: Pharmaceutical and Specialty Solutions ("Pharma") segment and Global Medical Products and Distribution ("GMPD") segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight®. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes of allocating resources and assessing performance combined with the nature of the individual business activities.
Our Pharmaceutical and Specialty Solutions segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; repackages generic pharmaceuticals and over the counter healthcare products; and includes our managed services organization platforms.
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
Revenue
The following tables present revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

	Three Months Ended March 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$50,433	$50,622
Global Medical Products and Distribution	3,160	3,113
Nuclear and Precision Health Solutions	403	352
at-Home Solutions	817	730
OptiFreight® Logistics	84	72
Other	1,304	1,154
Total segment revenue	54,897	54,889
Corporate (1)	(19)	(21)
Total revenue	$54,878	$54,868

	Nine Months Ended March 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$149,272	$154,412
Global Medical Products and Distribution	9,437	9,272
Nuclear and Precision Health Solutions	1,148	1,006
at-Home Solutions	2,391	2,136
OptiFreight® Logistics	234	198
Other	3,773	3,340
Total segment revenue	162,482	167,024
Corporate (1)	(63)	(64)
Total revenue	$162,419	$166,960
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

39	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements

The following tables present revenue by geographic area:

	Three Months Ended March 31,
(in millions)	2025	2024
United States	$54,498	$54,464
International	399	425
Total segment revenue	54,897	54,889
Corporate (1)	(19)	(21)
Total revenue	$54,878	$54,868

	Nine Months Ended March 31,
(in millions)	2025	2024
United States	$161,247	$165,783
International	1,235	1,241
Total segment revenue	162,482	167,024
Corporate (1)	(63)	(64)
Total revenue	$162,419	$166,960
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
•acquisition-related cash and share-based compensation costs;
•impairments and (gain)/loss on disposal of assets, net; we recognized a pre-tax goodwill impairment charge of $90 million during the three months ended March 31, 2024 and $675 million during the nine months ended March 31, 2024;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt; or
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $15 million and $17 million for the three months ended March 31, 2025 and 2024, respectively, and $42 million and $37 million for the nine months ended March 31, 2025 and 2024, respectively.
The following tables present segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended March 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$662	$582
Global Medical Products and Distribution	39	22
Other (1)	134	110
Total segment profit	835	714
Corporate	(105)	(345)
Total operating earnings	$730	$369

	Nine Months Ended March 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$1,723	$1,533
Global Medical Products and Distribution	65	45
Other (1)	356	312
Total segment profit	2,144	1,890
Corporate	(297)	(1,048)
Total operating earnings	$1,847	$842
(1)Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
Segment Assets
The following table presents total assets for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	March 31, 2025	June 30, 2024
Pharmaceutical and Specialty Solutions	$35,734	$29,149
Global Medical Products and Distribution	7,201	7,047
Other (1)	2,726	2,606
Corporate	4,210	6,319
Total assets	$49,871	$45,121
(1)Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.

40	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements

14. Share-Based Compensation
We maintain Cardinal Health Inc. corporate stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors and employees. As of March 31, 2025, we have 15 million shares authorized for issuance under the Plans. Upon vesting these units convert to common shares without restrictions or future service requirements.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2025	2024
Restricted share unit expense	$18	$20
Performance share unit expense	14	11
Total share-based compensation	$32	$31

	Nine Months Ended March 31,
(in millions)	2025	2024
Restricted share unit expense	$54	$58
Performance share unit expense	37	30
Total share-based compensation	$91	$88
The total tax benefit related to share-based compensation was $4 million for both the three months ended March 31, 2025 and 2024, and $11 million and $12 million for the nine months ended March 31, 2025 and 2024, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of earnings. Our consolidated statements of cash flows present our share-based compensation expense as a reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2024	1.7	$70.98
Granted	0.7	108.20
Vested	(0.9)	71.74
Canceled and forfeited	(0.1)	93.05
Nonvested at March 31, 2025	1.4	$85.45
The total fair value of units vested during the three months ended March 31, 2025 and 2024 were $3 million and $4 million, respectively. The total fair value of units vested during the nine months ended March 31, 2025 and 2024, were $67 million and $66 million, respectively.
At March 31, 2025, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $79 million, which is expected to be recognized over a weighted-average period of two years.
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2024	1.3	$97.03
Granted	0.5	113.88
Vested	(0.3)	108.79
Canceled and forfeited	—	—
Nonvested at March 31, 2025	1.5	$99.53
No performance share units vested during the three months ended March 31, 2025 and 2024. The total fair value of units vested during the nine months ended March 31, 2025 and 2024, were $41 million and $24 million, respectively.
At March 31, 2025, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $53 million, which is expected to be recognized over a weighted-average period of two years if performance goals are achieved.
GIA Share-Based Compensation
GIA, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. The fair value was estimated using the implied enterprise value based on the purchase price paid for the 73 percent ownership interest. Share-based compensation expense associated with these awards was $17 million for the three and nine months ended March 31, 2025, of which $16 million is included in acquisition-related cash and share-based compensation costs and $1 million is included in selling, general and administrative expenses in the condensed consolidated statements of earnings
In connection with the acquisition of physician practices, GIA issues common units in GIA (collectively the “Units”), to physicians. The Units contain forfeiture provisions ranging from 36 to 60 months. These forfeiture provisions provide that the physicians forfeit all or a portion of the Units should they leave GIA, except in certain limited situations, effectively requiring the physicians to stay employed with the physician practice managed by GIA in order to retain the Units. As such, the fair value of the

41	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Notes to Financial Statements

nonvested Units at the date of issuance is treated as equity compensation and recognized over the required service period. The Units were initially recognized by Cardinal Health as noncontrolling interests on the acquisition date at the fair value of the acquired shares in the amount of $168 million. As the Units vest, an increase to the carrying amount of the noncontrolling interests is recorded to reflect the change in ownership interest in GIA.
The following table summarizes the fair market value of GIA Units as of March 31, 2025:

(in millions, except per share amounts)	GIA Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 30, 2025	115	$1.46
Granted	16	1.46
Vested	(12)	1.46
Canceled and forfeited	—	—
Nonvested at March 31, 2025	119	$1.46
Vested at March 31, 2025	618	$1.46
The total fair value of units vested during the three and nine months ended March 31, 2025, was $17 million.
At March 31, 2025, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested Units not yet recognized was $174 million, which is expected to be recognized over a weighted-average period of approximately three years.

42	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
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

43	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

44	Cardinal Health | Q3 Fiscal 2025 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	May 1, 2025	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

45	Cardinal Health | Q3 Fiscal 2025 Form 10-Q