Form 10-K
period 2025-06-30
CARDINAL HEALTH INC
filed 2025-08-12
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 1-11373

Cardinal Health, Inc.
(Exact name of registrant as specified in its charter)

Ohio			31-0958666
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

7000 Cardinal Place	Dublin,	Ohio	43017
(Address of principal executive offices)			(Zip Code)

		(614)	757-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares (without par value)	CAH	New York Stock Exchange

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

☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No     ☑
The aggregate market value of voting stock held by non-affiliates on December 31, 2024, was the following: $28,372,319,280.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2025, was the following: 238,793,647.
Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2025 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2025 Form 10-K

Cardinal Health | Fiscal 2025 Form 10-K	1

Introduction

Introduction
References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health," and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2026, 2025, 2024, 2023, 2022, and 2021 are to the fiscal years ended June 30, 2026, 2025, 2024, 2023, 2022, and 2021, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2025.
Non-GAAP Financial Measures
In this report, we use financial measures that are derived from consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. The reasons we use these non-GAAP financial measures, and the reconciliations to their most directly comparable GAAP financial measures, are included in the “Explanation and Reconciliation of Non-GAAP Financial Measures” section following MD&A in this report.
Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations
Our MD&A within this Form 10-K generally discusses fiscal 2025 and fiscal 2024 items and year-over-year comparisons between fiscal 2025 and fiscal 2024. Fiscal 2023 items and discussions of year-over-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "Fiscal 2024 Form 10-K").
Important Information Regarding Forward-Looking Statements
This report (including information incorporated by reference) includes forward-looking statements addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in MD&A and Risk Factors, but there are others throughout this report, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. The most significant of these risks and uncertainties are described in “Risk Factors” in this report and in Exhibit 99.1 to the Form 10-K included in this report. Forward-looking statements in this report speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.cardinalhealth.com), under the “Investor Relations — Financials — SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information contained on or accessible via our website is not part of or otherwise incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

2	Cardinal Health | Fiscal 2025 Form 10-K

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations
About Cardinal Health

Cardinal Health, Inc., an Ohio corporation formed in 1979, is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices, and patients in the home. We provide pharmaceuticals and medical products and cost-effective services and solutions that enhance the healthcare system and supply chain efficiency. We connect patients, providers, payers, pharmacists, and manufacturers for integrated care coordination.
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

Pharmaceutical and Specialty Solutions Segment

Our Pharma segment distributes branded and generic pharmaceutical, specialty pharmaceutical, and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; repackages generic pharmaceuticals and over the counter healthcare products; and includes our managed services organization platforms for specialty physician offices.

Global Medical Products and Distribution Segment

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

Other Operating Segments

Our Nuclear and Precision Health Solutions operating segment operates nuclear pharmacies and manufacturing facilities, which manufacture, prepare, and deliver radiopharmaceuticals for use in nuclear imaging, theranostics, and other procedures in hospitals and physician offices. This segment also contract manufactures a radiopharmaceutical treatment (Xofigo®) and holds the North American rights to manufacture and distribute Lymphoseek®, a radiopharmaceutical diagnostic imaging agent.
Our at-Home Solutions operating segment has two main businesses: Edgepark, including ADS, directly providing medical supplies to patients with chronic conditions in the home; and at-Home, a business-to-business distribution service that delivers medical supplies and over-the-counter products to home medical equipment providers, home health and hospice agencies, and e-commerce providers.
Our OptiFreight® Logistics operating segment supports the shipping and logistics needs of healthcare providers by optimizing direct shipments through integrated technology solutions. This segment serves hospitals, pharmacies, labs, and surgery centers.

3	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Overview
Consolidated Results
Fiscal 2025 Overview

Revenue
Revenue decreased 2 percent to $222.6 billion for fiscal 2025 from the prior year, primarily due to the expiration of the Pharma segment OptumRx contracts, partially offset by branded and specialty pharmaceutical sales growth from existing and new customers.
GAAP and Non-GAAP Operating Earnings

(in millions)	2025	2024	Change
GAAP operating earnings	$2,275	$1,243	83%
Shareholder cooperation agreement costs	—	1
Restructuring and employee severance	88	175
Amortization and other acquisition-related costs	464	284
Acquisition-related cash and share-based compensation costs	126	—
Impairments and (gain)/loss on disposal of assets, net	18	634
Litigation (recoveries)/charges, net	(185)	78
Non-GAAP operating earnings	$2,786	$2,414	15%
The sum of the components and certain computations may reflect rounding adjustments.

During fiscal 2025, GAAP operating earnings increased 83% to $2.3 billion and non-GAAP operating earnings increased 15% to $2.8 billion from the prior year. The increases in both GAAP and non-GAAP operating earnings were driven by the increased contribution from branded and specialty pharmaceutical products and the acquisitions of MSO platforms and ADS, partially offset by the expiration of the OptumRx contracts. The increase to GAAP operating earnings was primarily driven by the favorable comparison to the prior year, which included pre-tax non-cash goodwill impairment charges of $675 million related to the GMPD segment. The increase to GAAP operating earnings was also favorably impacted by net recoveries in class action antitrust litigation in which we were a class member or plaintiff, for which we recognized $171 million during fiscal 2025. In fiscal 2025, GAAP operating earnings included $161 million of transaction and integration costs associated with acquisitions.

4	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Overview

GAAP and Non-GAAP Diluted EPS

($ per share)	2025 (2)	2024 (2)	Change
GAAP diluted EPS (1)	$6.45	$3.45	87%
Restructuring and employee severance	0.28	0.54
Amortization and other acquisition-related costs	1.49	0.85
Acquisition-related cash and share-based compensation costs	0.51	—
Impairments and (gain)/loss on disposal of assets, net (3)	0.05	2.38
Litigation (recoveries)/charges, net	(0.54)	0.30
Non-GAAP diluted EPS (1)	$8.24	$7.53	9%
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
(3)For fiscal 2024, impairments and (gain)/loss on disposals of assets, net included pre-tax goodwill impairment charges of $675 million related to the GMPD segment. This had an adverse impact of $(2.50) per share to GAAP diluted EPS.
During fiscal 2025, GAAP and non-GAAP diluted EPS increased 87 percent to $6.45 and 9 percent to $8.24, respectively, from the prior year due to the factors impacting operating earnings discussed in the preceding section, partially offset by increased interest expense.

Cash and Equivalents

Our cash and equivalents balance was $3.9 billion at June 30, 2025 compared to $5.1 billion at June 30, 2024. During fiscal 2025, net cash provided by operating activities was $2.4 billion, which includes the impact of unwinding the negative net working capital associated with the expiration of our OptumRx contracts and the normal timing of payments to vendors, partially offset by the benefit of onboarding new customers. Cash provided by operating activities also includes the impact of payments totaling $798 million related to opioid litigation.
During fiscal 2025, we deployed $5.3 billion for acquisitions, $765 million for share repurchases, $400 million for debt repayment, $547 million for capital expenditures, and $494 million for dividends. In addition, we issued new long-term debt and received net proceeds of $2.9 billion to fund a portion of the consideration paid for acquisitions and for general purposes. Another portion of the consideration paid for the acquisitions came from an $800 million term loan.

Cardinal Health | Fiscal 2025 Form 10-K	5

MD&A	Overview
Significant Developments in Fiscal 2025 and Trends
Acquisitions

Advanced Diabetes Supply Group ("ADS")
On April 1, 2025, we completed the acquisition of ADS, a diabetic medical supplies provider to patients in the home, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ADS serves approximately 500,000 patients annually providing diabetes therapies from leading manufacturers. ADS is part of our at-Home Solutions operating segment and its results are reported in Other.
The Specialty Alliance
On January 30, 2025, we completed the acquisition of a 73 percent ownership interest in GI Alliance ("GIA"), a management services organization ("MSO") primarily serving gastroenterologists, for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments. Beginning on the third anniversary of the closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding equity. GIA's MSO provides services to over 900 physicians across 345 practice locations in 20 states.
Additionally, on May 30, 2025, we, through GIA, completed the acquisition of Urology America, a urology management services organization, for a purchase price of $360 million in cash, subject to certain adjustments. In connection with this transaction, we issued common units in GIA to certain physicians and management. See Note 1 of the “Notes to Consolidated Financial Statements” for further information on the GIA share-based compensation plans.
In recognition of the expansion into new practice areas, in June 2025, we announced that these businesses would be called The Specialty Alliance. We consolidate the results of The Specialty Alliance in our consolidated financial statements and report those consolidated results within our Pharma segment.
We financed the acquisitions of GIA, Urology America, and ADS with a combination of cash on hand and cash proceeds from the new debt financing as described in Note 7 of the "Notes to Consolidated Financial Statements".
Integrated Oncology Network ("ION")
On December 2, 2024, we completed the acquisition of ION, a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ION is a management services organization that supports more than 50 practice sites in 10 states representing more than 100 providers. ION supports a continuum of care across its member sites including medical oncology, radiation oncology, urology, and other ancillary services. As part of the transaction, ION has been integrated into Navista, our managed services organization intended to enhance efficiency for providers and patients, enable additional capabilities, and increase practice profitability of independent community oncologists. We report ION results within our Pharma segment. We funded the acquisition with available cash on hand.
These acquisitions have positively impacted their respective segment revenue and segment profit while increasing amortization and acquisition-related costs and acquisition-related cash and share-based compensation costs during fiscal 2025. Those impacts are expected to continue in fiscal 2026 and beyond.
See Note 2 of the "Notes to Consolidated Financial Statements" for additional information on these acquisitions.

Tariffs

Recent U.S. tariffs imposed or threatened to be imposed on goods, materials, and products from countries where we do business and any retaliatory or responsive actions taken by such countries could result in us incurring substantial additional costs to source materials, directly and indirectly, from affected countries, and may require us to raise prices on certain products and seek alternative sources of supply. It is also possible that we could experience supply disruptions or shortages as a result of tariffs or other protective measures.
We have taken action to reduce the potential impact of tariffs on our costs; however, at this time, the countries which will be subject to tariffs and the tariff rate that may be imposed on each country is uncertain and dynamic and we do not expect to be able to establish alternative sources of supply or otherwise mitigate the potential impact of tariffs on all of the products that we source, manufacture, or distribute. If we are not able to offset the impact of tariffs through price increases or otherwise mitigate the impacts, our financial results could be negatively impacted. Additionally, if tariffs are modified in the future, or our preliminary information is incorrect regarding their impact, we may not be able to respond to such changes appropriately or in a timely manner and our financial results could be negatively impacted. Furthermore, if our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected.

6	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Overview
Pharmaceutical and Specialty Solutions Segment

OptumRx Contracts
In April 2024, we announced that our pharmaceutical distribution contracts with OptumRx would expire at the end of June 2024. Sales to OptumRx generated 17 percent of our consolidated revenue in fiscal 2024. The expiration of the OptumRx contracts and unwinding of the negative net working capital associated with the contracts adversely impacted our results of operations, including segment profit, financial condition, and cash flows, during fiscal 2025.
Branded Pharmaceuticals
During fiscal 2025 and 2024, we saw increased demand for GLP-1 pharmaceuticals and our sales increased significantly, despite periodic supply shortages. These increased sales positively impacted our Pharma segment and consolidated revenue for the fiscal 2025 and 2024; however, increased GLP-1 sales did not meaningfully contribute to segment profit. Future demand and reimbursement for these medications is unpredictable and our ability to meet demand may be impacted by supply constraints. Additionally, the recently issued Executive Order titled “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” may impact sales or profitability of branded pharmaceutical products, including GLP-1 products; however, the extent of the impact is uncertain and may vary depending on the timeline for implementation and the extent of any price reductions.
Generics Program
During fiscal 2025, the performance of our Pharma segment generics program positively impacted the year-over-year comparison of Pharma segment profit, excluding the impact of the OptumRx contracts expiration. The Pharma segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
The frequency, timing, magnitude, and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes, and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharma segment profit and are subject to risks and uncertainties.
BioPharma Solutions
The performance of BioPharma Solutions positively impacted the year-over-year comparison of Pharma segment profit during fiscal 2025. BioPharma Solutions consists of services to biopharmaceutical manufacturers and healthcare providers including, among other things, Specialty Networks, third-party logistics ("3PL"), group purchasing organizations ("GPOs"), our Sonexus patient access and support programs, regulatory and clinical consulting, and real world data and evidence.
The frequency, timing, magnitude, and profit impact of customer demand, new product launches, and our ongoing investments are subject to risks and uncertainties. These risks and uncertainties may impact Pharma segment profit and consolidated operating earnings during fiscal 2026 and beyond.
Management Service Organization Platforms
The performance of our MSO platforms positively impacted the year-over-year comparison of Pharma segment profit during fiscal 2025 due to the acquisitions of GIA and ION. Our ability to successfully provide physician practice support and management services, and to receive the value we expect to receive from our recent acquisition of MSO platforms, depends upon a number of factors, including: the ability to develop or acquire and integrate appropriate practice management and support expertise; the ability to support recruitment, integration, and retention of sufficient numbers of local providers and staff; the ability to successfully support negotiations with vendors, suppliers, and payors; the reimbursement environment; and competition from other healthcare organizations.

Global Medical Products and Distribution Segment

Volumes
Cardinal Health brand medical products sales grew during fiscal 2025 and we expect further growth in fiscal 2026 and beyond. The timing, magnitude, and profit impact of this anticipated sales growth is subject to risks and uncertainties, including the signing of new customers or the expiration of customer contracts, and it is possible that sales volume may differ from our expectations and impact GMPD segment profit to a greater or lesser extent than we currently expect.

Cardinal Health | Fiscal 2025 Form 10-K	7

MD&A	Results of Operations
Results of Operations
Revenue

	Revenue
(in millions)	2025	2024	Change
Pharmaceutical and Specialty Solutions	$204,644	$210,019	(3)%
Global Medical Products and Distribution	12,636	12,381	2%
Other	5,382	4,512	19%
Total segment revenue	222,662	226,912	(2)%
Corporate (1)	(84)	(85)	N.M.
Total revenue	$222,578	$226,827	(2)%
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

Pharmaceutical and Specialty Solutions
Pharma segment revenue for fiscal 2025 decreased 3 percent to $204.6 billion from the prior year, primarily due to the expiration of the OptumRx contracts, partially offset by branded and specialty pharmaceutical sales growth from existing and new customers.
Global Medical Products and Distribution
GMPD segment revenue for fiscal 2025 increased 2 percent to $12.6 billion from the prior year, primarily due to higher volumes from existing customers.
Other
Other segment revenue for fiscal 2025 increased 19 percent to $5.4 billion from the prior year due to growth across at-Home Solutions, Nuclear and Precision Health Solutions, and OptiFreight® Logistics.

8	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Results of Operations
Cost of Products Sold

Cost of products sold for fiscal 2025 decreased 2 percent to $214.4 billion from the prior year, primarily due to the factors affecting the changes in revenue and gross margin.

Gross Margin

	Gross Margin
(in millions)	2025	2024	Change
Gross margin	$8,168	$7,414	10%
Gross margin for fiscal 2025 increased 10 percent to $8.2 billion from the prior year, primarily due to the acquisitions of MSO platforms and ADS, increased contribution from branded and specialty pharmaceutical products, and BioPharma Solutions, partially offset by the expiration of the OptumRx contracts.
Gross margin rate for fiscal 2025 grew 40 basis points from the prior year, primarily due to favorable changes in overall product and customer mix, primarily related to branded and specialty pharmaceutical products and the expiration of the OptumRx contracts, and MSO platforms acquisitions.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	SG&A Expenses
(in millions)	2025	2024	Change
SG&A expenses	$5,382	$5,000	8%
SG&A expenses for fiscal 2025 increased 8 percent to $5.4 billion from the prior year, primarily due to the acquisitions of MSO platforms and ADS, higher costs to support sales growth for existing customers, and higher health and welfare costs, partially offset by the beneficial impact of enterprise-wide cost savings measures.

Cardinal Health | Fiscal 2025 Form 10-K	9

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 14 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings
(in millions)	2025	2024	Change
Pharmaceutical and Specialty Solutions	$2,258	$2,015	12%
Global Medical Products and Distribution	135	92	47%
Other	516	423	22%
Total segment profit	2,909	2,530	15%
Corporate	(634)	(1,287)	N.M.
Total consolidated operating earnings	$2,275	$1,243	83%
Pharmaceutical and Specialty Solutions
Pharma segment profit for fiscal 2025 increased 12 percent to $2.3 billion from the prior year, primarily due to increased contribution from branded and specialty pharmaceutical products, BioPharma Solutions, and MSO platforms acquisitions, partially offset by the expiration of the OptumRx contracts.
Global Medical Products and Distribution
GMPD segment profit for fiscal 2025 increased 47 percent to $135 million from the prior year, primarily due to volume growth from existing customers. This increase also reflects the beneficial impact of cost optimization initiatives, mostly offset by higher manufacturing costs.
Other
Other segment profit for fiscal 2025 increased 22 percent to $516 million from the prior year, primarily due to the performance of at-Home Solutions, which includes the acquisition of ADS, and OptiFreight® Logistics.
Corporate
The changes in Corporate during fiscal 2025 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

10	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

(in millions)	2025	2024
Restructuring and employee severance	$88	$175
Amortization and other acquisition-related costs	464	284
Acquisition-related cash and share-based compensation costs	126	—
Impairments and (gain)/loss on disposal of assets, net	18	634
Litigation (recoveries)/charges, net	(185)	78
Restructuring and Employee Severance
Restructuring and employee severance costs in fiscal 2025 and 2024 were primarily related to certain initiatives to rationalize our manufacturing operations and the implementation of certain enterprise-wide cost-savings measures. In fiscal 2024, restructuring costs were higher primarily due to certain projects resulting from the reviews of our strategy, portfolio, capital-allocation framework, and operations.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $303 million and $264 million for fiscal 2025 and 2024, respectively.
Transaction and integration costs associated with acquisitions were $161 million and $20 million for fiscal 2025 and 2024, respectively.
Acquisition-related Cash and Share-based Compensation Costs
Acquisition-related cash and share-based compensation costs were $126 million for fiscal 2025, primarily resulting from the acquisition of GIA.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During fiscal 2024, we recognized $675 million of pre-tax non-cash goodwill impairment charges related to our GMPD segment, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 5 of the "Notes to Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
During fiscal 2025, we recognized income of $171 million for net recoveries in class action lawsuits in which we were a class member or plaintiff. We also recognized $13 million in opioid-related insurance recoveries.
During fiscal 2024, we recognized expense of $340 million in connection with opioid-related matters, including agreements to settle claims brought by classes of third-party payors and acute care hospitals, the case brought by the City of Baltimore, and a settlement with the State of Alabama. This expense was partially offset by a benefit of $105 million related to certain prepayments and $34 million in opioid-related insurance recoveries. We also recognized income of $117 million for net recoveries in class action lawsuits in which we were a class member or plaintiff.
See Note 8 of the "Notes to Consolidated Financial Statements" for additional information.

Cardinal Health | Fiscal 2025 Form 10-K	11

MD&A	Results of Operations
Other Components of Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Earnings Before Income Taxes
(in millions)	2025	2024	Change
Other (income)/expense, net	$(41)	$(9)	N.M.
Interest expense, net	215	51	N.M.

Interest Expense, Net
Interest expense, net for fiscal 2025 increased to $215 million from the prior year, primarily due to the new debt financing and decreased interest income from cash and equivalents. See Note 7 of the "Notes to Consolidated Financial Statements" for additional information on the new debt financing.

Provision for Income Taxes

A reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate from continuing operations is as follows (see Note 9 of the "Notes to Consolidated Financial Statements" for additional information):

	2025	2024
Provision at Federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.0	3.1
Tax effect of foreign operations	0.2	(1.6)
Nondeductible/nontaxable items	0.7	(0.1)
Withholding Taxes	0.3	1.0
Change in Valuation Allowances	0.1	(1.1)
US Taxes on International Income (1)	(1.3)	(2.1)
Impact of Resolutions with IRS and other related matters	(0.1)	0.4
Opioid litigation	0.2	1.0
Goodwill Impairment	—	8.7
Specialty Alliance Share-based Compensation	1.4	—
Other	(1.2)	(1.4)
Effective income tax rate	25.3%	28.9%
(1) Includes the tax impact of the Foreign-Derived Intangible Income ("FDII") deduction offset by Global Intangible Low-Taxed Income ("GILTI") tax, and other foreign income that is taxable under the U.S. tax code.
During fiscal 2025 and 2024, the effective tax rate was 25.3 percent and 28.9 percent, respectively. Included in the effective tax rate for fiscal 2025 were non-deductible share based compensation costs for The Specialty Alliance and non-deductible transaction costs. Included in the effective tax rate for fiscal 2024 was $58 million of benefit related to goodwill impairment charges related to our GMPD segment.
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

12	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Liquidity and Capital Resources
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

Cash and Equivalents

Our cash and equivalents balance was $3.9 billion at June 30, 2025 compared to $5.1 billion at June 30, 2024.
During fiscal 2025, net cash provided by operating activities was $2.4 billion, which includes the impact of unwinding the negative net working capital associated with the OptumRx contracts and the normal timing of payments to vendors, partially offset by the benefit of onboarding new customers. Cash provided by operating activities also includes the impact of payments totaling $798 million related to the opioid litigation.
During fiscal 2025, we deployed $5.3 billion for acquisitions, $765 million for share repurchases, $400 million for debt repayment, $547 million for capital expenditures, and $494 million for dividends. In addition, we issued new long-term debt and received net proceeds of $2.9 billion to fund a portion of the consideration paid for acquisitions and for general purposes. Another portion of the consideration paid for the acquisitions came from an $800 million term loan. At June 30, 2025, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During fiscal 2024, net cash provided by operating activities was $3.8 billion, which includes the impact of our annual payment of $378 million and prepayments of $239 million primarily related to the National Opioid Settlement Agreement (the "NOSA"). During fiscal 2024, we deployed $750 million for share repurchases, $783 million for debt repayments, $511 million for capital expenditures, and $499 million for dividends. In addition, we issued additional long-term debt and received net proceeds of $1.14 billion, of which $200 million is invested in short-term time deposits with initial effective maturities of more than three months and classified as prepaid expenses and other in our consolidated balance sheet as of June 30, 2024.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix. In fiscal 2025, the unwinding of the negative net working capital associated with the OptumRx contract negatively impacted operating cash flow.
In fiscal 2025, we returned $393 million of cash held by foreign subsidiaries to the United States.
The cash and equivalents balance at June 30, 2025 includes $436 million of cash and equivalents held by subsidiaries outside of the United States.
At June 30, 2025, foreign earnings of approximately $1.0 billion are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2025.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2025 include a $3.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility that expires in February 2028, and a $1.0 billion 364-Day revolving credit facility that expires in October 2025. We also have a $1.0 billion committed receivables sales facility through September 2025. At June 30, 2025, we had no amounts outstanding under our commercial paper program, revolving credit facilities, or our committed receivables sales facility. During fiscal 2025, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $633 million.
On December 5, 2024, we entered into a term loan credit agreement that, among other things, provides commitments for a term loan facility in an aggregate amount of up to $1.0 billion. On April 1, 2025, we closed on our acquisition of ADS and borrowed $800 million under this term loan facility. The loan provided under this term loan credit agreement will mature in April 2028 and allows for prepayment, which may be accelerated pursuant to certain conditions specified in the credit agreement. Interest rates on borrowings will be based on prevailing interest rates, benchmarked based on Term SOFR and subject to our credit ratings.
In February 2023, we extended our revolving credit facility through February 25, 2028. In September 2022, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC ("CHF") through September 30, 2025. In

Cardinal Health | Fiscal 2025 Form 10-K	13

MD&A	Liquidity and Capital Resources
September 2023, Cardinal Health 23 Funding, LLC was added as a seller under our committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2025, we were in compliance with this financial covenant.
Long-Term Debt and Other Short-Term Borrowings
At June 30, 2025, we had total long-term obligations, including the current portion and other short-term borrowings, of $8.5 billion.
In November 2024, we issued additional debt with the aggregate principal amount of $2.9 billion to fund a portion of the consideration payable in connection with the GIA and ADS acquisitions, and for general purposes. The notes issued are $500 million aggregate principal amount of 4.7% Notes that mature on November 15, 2026, $750 million aggregate principal amount of 5.0% Notes that mature on November 15, 2029, $1.0 billion aggregate principal amount of 5.35% Notes that mature on
November 15, 2034, and $650 million aggregate principal amount of 5.75% Notes that mature on November 15, 2054. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs, were $2.9 billion. We also obtained a commitment letter on November 11, 2024 from a financial institution for a $2.9 billion unsecured bridge term loan facility that could have been used to complete the acquisition of GIA. We incurred fees related to the facility, which are included in interest expense, net. The unsecured bridge term loan facility was never entered into and we terminated the commitment letter on November 22, 2024.
During fiscal 2025, we repaid the full principal of $400 million of the 3.5% Notes due 2024 at maturity with proceeds from the debt issuance in fiscal 2024, $200 million of which were invested in short-term time deposits and classified as prepaid expenses and other in our consolidated balance sheets at June 30, 2024. All short-term time deposits related to the debt issuance in fiscal 2024 have matured.

Capital Deployment

Opioid Litigation Settlement Agreement
We have $4.9 billion accrued at June 30, 2025 related to certain national opioid litigation settlements, as further described within Note 8 of the "Notes to Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During fiscal 2025, we made payments totaling $798 million, which included our fourth annual payment under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities and payments related to the settlement agreements with the City of Baltimore and classes of third-party payors and acute care hospitals. In July 2025, we made our fifth annual payment of $366 million under the NOSA. The amounts of future annual payments under the NOSA may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during fiscal 2025 and 2024 were $547 million and $511 million, respectively.
We expect capital expenditures in fiscal 2026 to be approximately $600 million and primarily related to manufacturing and distribution infrastructure projects and technology investments.
Dividends
During fiscal 2025, we paid quarterly dividends totaling $2.02 per share, an increase of 1 percent from fiscal 2024.
On May 5, 2025, our Board of Directors approved a quarterly dividend of $0.5107 per share, or $2.04 per share on an annualized basis, which was paid on July 15, 2025, to shareholders of record on July 1, 2025.
Share Repurchases
During both fiscal 2025 and 2024, we deployed $750 million for repurchases of our common shares in the aggregate under accelerated share repurchase ("ASR") programs. We funded the ASR programs with available cash. See Note 12 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2025, we paid $15 million for excise taxes related to the completion of prior ASR programs.
As of June 30, 2025, we had $2.7 billion remaining under our existing share repurchase authorization.
Acquisitions
During fiscal 2025, we deployed $5.3 billion for acquisitions. See Note 2 of the "Notes to Consolidated Financial Statements" for additional information on these acquisitions.

14	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Other

Contractual Obligations and Cash Requirements

At June 30, 2025, our contractual obligations and future cash requirements, including estimated payments due by period, were as follows:

(in millions)	2026	2027 to 2028	2029 to 2030	There-after	Total
Long-term debt and short-term borrowings (1)	$501	$2,627	$1,390	$3,796	$8,314
Interest on long-term debt	416	678	480	2,458	4,032
Finance lease obligations (2)	52	80	44	57	233
Operating lease obligations (3)	197	320	208	199	924
Purchase obligations and other payments (4)	602	514	308	86	1,510
Opioid litigation settlement agreements (5)	628	523	769	2,909	4,829
Total contractual obligations and cash requirements (6)	$2,396	$4,742	$3,199	$9,505	$19,842
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
(4)A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments to CVS Health in connection with Red Oak Sourcing. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information.
(5)Represents future cash obligations under the NOSA as well as future cash obligations under separate settlement agreements. See Note 8 of the “Notes to Consolidated Financial Statements” for additional information.
(6)Long-term liabilities, such as unrecognized tax benefits, deferred taxes, and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 9 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.

Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for further information.

Cardinal Health | Fiscal 2025 Form 10-K	15

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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

Allowance for Doubtful Accounts

The allowance for doubtful accounts includes general and specific reserves. We determine our allowance for doubtful accounts by reviewing accounts receivable aging, historical write-off trends, payment history, pricing discrepancies, industry trends, customer financial strength, customer credit ratings, or bankruptcies. We regularly evaluate how changes in economic conditions may affect credit risks.
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2025, would result in an increase or decrease in operating earnings of $13 million. We believe the reserve maintained and expenses recorded in fiscal 2025 are appropriate.
At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. The following table presents information regarding our allowance for doubtful accounts over the past three fiscal years.

(in millions, except percentages)	2025	2024	2023
Allowance for doubtful accounts at beginning of period	$233	$240	$207
Charged to costs and expenses	89	108	165
Reduction to allowance for customer deductions and write-offs	(109)	(115)	(132)
Allowance for doubtful accounts at end of period	$213	$233	$240
Allowance as a percentage of customer receivables	1.6%	1.9%	2.2%
Allowance as a percentage of revenue	0.10%	0.10%	0.12%

Inventories

LIFO Inventory
A portion of our inventories (52 percent and 50 percent at June 30, 2025 and 2024, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharma segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold.
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
We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. At June 30, 2025 and 2024, respectively, inventories valued at LIFO cost were significantly in excess of the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2025 or 2024.
FIFO Inventory
Our remaining inventory, including inventory in our GMPD segment and certain inventory in our Pharma segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out ("FIFO") method, or net realizable value. We reserve for the lower of cost or net realizable value using the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Our estimates for selling prices and demand are inherently uncertain and if our assumptions decline in the future, additional inventory reserves may be required.

16	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
Excess and Obsolete Inventory
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory, and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $132 million and $149 million at June 30, 2025 and 2024, respectively. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

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
As of June 30, 2025, our reporting units are: Pharma (excluding Navista & ION and GIA), Navista & ION, GIA, GMPD, Nuclear and Precision Health Solutions, OptiFreight® Logistics, at-Home Solutions, and ADS. We anticipate at-Home Solutions and ADS will be combined as a single reporting unit as the businesses are integrated in the future.
Goodwill impairment testing involves judgment, including the identification of reporting units, qualitative evaluation of events and circumstances to determine if it is more likely than not that an impairment exists, and, if necessary, the estimation of the fair value of the applicable reporting unit.
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions, changes in the industry or peer groups, or changes in weightings assigned to the discounted cash flow method, guideline public company method, or guideline transaction method could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment. If a reporting unit fails to achieve expected earnings or operating cash flow, or otherwise fails to meet current financial plans, or if there were changes to any other key assumptions used in the tests, the reporting unit could incur a goodwill impairment in a future period.
We performed annual impairment testing in fiscal 2025, 2024, and 2023 for our reporting units, which included Navista & ION in fiscal 2025. Due to the recent timing of the acquisitions, GIA and ADS were not included in our annual impairment testing in fiscal 2025 as no indicators of impairment were present.
During fiscal 2024 and 2023, we recognized goodwill impairment charges related to GMPD of $675 million and $1.2 billion, respectively, which were included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings. GMPD had no goodwill balance remaining as of March 31, 2024.
We concluded that there were no impairments of goodwill for the remaining reporting units, excluding GMPD, in fiscal 2025, 2024, and 2023, as the estimated fair value of each reporting unit exceeded its carrying amount.
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
See Note 1 of "Notes to Consolidated Financial Statements" for additional information regarding goodwill and other intangible assets.

Cardinal Health | Fiscal 2025 Form 10-K	17

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
In connection with the opioid litigation as described further in Note 8 of the “Notes to Consolidated Financial Statements," during fiscal 2024, we reached agreements to settle claims brought by classes of third-party payors and acute care hospitals, and the City of Baltimore.
We develop and periodically update reserve estimates for inferior vena cava ("IVC") claims received to date and expected to be received in the future and related costs. In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve approximately 4,375 IVC filter product liability claims for $275 million. These settlements will not resolve all IVC filter product liability claims and we intend to continue to vigorously defend ourselves in the remaining lawsuits. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, blended average payout influenced by claim severity, historical sales data, implant and injury to report lag patterns, and estimated defense costs. At June 30, 2025, we have a total of $56 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our consolidated balance sheets, which includes the $49 million in the qualified settlement fund.
Self-Insurance
We self-insure through a wholly-owned insurance subsidiary for employee healthcare, certain product liability matters, auto liability, property and workers' compensation, and maintain insurance for losses exceeding certain limits.
Self-insurance accruals include an estimate for expected settlements on pending claims, defense costs, administrative fees, claims adjustment costs, and an estimate for claims incurred but not reported. For certain types of exposures, we develop the estimate of expected ultimate costs to settle each claim based on specific information related to each claim if available. Other estimates are based on an assessment of outstanding claims, historical analysis, and current payment trends. For claims incurred but not reported, the liabilities are calculated and derived in accordance with generally accepted actuarial practices or using an estimated lag period.
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
The following table presents information about our tax position at June 30:

(in millions)	2025	2024
Total deferred income tax assets (1)	$1,230	$1,491
Valuation allowance for deferred income tax assets (2)	(254)	(300)
Net deferred income tax assets	976	1,191
Total deferred income tax liabilities	(3,276)	(3,163)
Net deferred income tax liability	$(2,300)	$(1,972)
(1)    Total deferred income tax assets included $386 million and $512 million of loss and tax credit carryforwards at June 30, 2025 and 2024, respectively.
(2)    The valuation allowance primarily relates to federal, state, and international loss and credit carryforwards for which the ultimate realization of future benefits is uncertain.
Expiring or unusable loss and credit carryforwards and the required valuation allowances are adjusted quarterly when it is more likely than not that at least a portion of the respective deferred tax assets will not be realized. After applying the valuation allowances, we do not anticipate any limitations on our use of any of the other net deferred income tax assets described previously.

18	Cardinal Health | Fiscal 2025 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
Tax Effects of Goodwill Impairment Charges
During fiscal 2024 and 2023, we recognized cumulative pre-tax goodwill impairment charges of $675 million and $1.2 billion, respectively, related to the GMPD segment. The net tax benefits related to these charges were $58 million and $92 million, respectively.
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
We believe that our estimates for the valuation allowances against deferred tax assets and unrecognized tax benefits are appropriate based on current facts and circumstances. The amount we ultimately pay when matters are resolved may differ from the amounts accrued. Changes in our current estimates due to unanticipated market conditions, tax law changes, or other factors could have a material effect on our ability to utilize deferred tax assets. For a further discussion on Provision for Income Taxes, see Note 9 of the “Notes to the Consolidated Financial Statements.”
New Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions. The OBBBA includes changes to existing tax law, including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act ("Tax Act"). We are in the process of evaluating the impact of the OBBBA on our consolidated financial statements and will reflect any impact in the period of enactment.

Cardinal Health | Fiscal 2025 Form 10-K	19

Explanation and Reconciliation of Non-GAAP Financial Measures
Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2025 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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
•Shareholder cooperation agreement costs includes costs such as legal, consulting, and other expenses incurred in relation to the agreement (the "Cooperation Agreement") entered into among Elliott Associates, L.P., Elliott International, L.P. (together, "Elliott"), and Cardinal Health. These include costs incurred to negotiate and finalize the Cooperation Agreement and costs incurred by the Business Review Committee of the Board of Directors, formed under this Cooperation Agreement, tasked with undertaking a comprehensive review of our strategy, portfolio, capital allocation framework, and operations. We have excluded these costs from our non-GAAP metrics because they do not occur in or reflect the ordinary course of our ongoing business operations and may obscure analysis of trends and financial performance. The Cooperation Agreement expired in the second quarter of fiscal 2025.
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
•Amortization and other acquisition-related costs, which include transaction costs, integration costs, and changes in the fair value of contingent consideration obligations, are excluded because they are not part of the ongoing operations of our underlying business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies' financial results. Additionally, costs for amortization of acquisition-related intangible assets and amortization as a result of basis differences in equity method investments are non-cash amounts, which are variable in amount and frequency and are significantly impacted by the timing and size of acquisitions, so their exclusion facilitates comparison of historical, current, and forecasted financial results. We also exclude other acquisition-related costs, which are directly related to an acquisition but do not meet the criteria to be recognized on the acquired entity’s initial balance sheet as part of the purchase price allocation. These costs are also significantly impacted by the timing, complexity, and size of acquisitions.

20	Cardinal Health | Fiscal 2025 Form 10-K

Explanation and Reconciliation of Non-GAAP Financial Measures
•Acquisition-related cash and share-based compensation costs are incurred in connection with contingent cash payments or the issuance of share-based payment awards, which include service requirements, as a part of certain physician practice acquisitions. These costs include fair value adjustments for liability-classified awards. These costs are excluded because they are unrelated to the underlying operating results of our business and to facilitate comparison of our current financial results to our historical financial results and to our peer group companies’ financial results. In addition, the magnitude of these expenses is significantly impacted by the timing and size of the acquisitions of physician practices.
•Impairments and gain or loss on disposal of assets, net are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and are inherently unpredictable in timing and amount, and in the case of impairments, are non-cash amounts, so their exclusion facilitates comparison of historical, current, and forecasted financial results.
•Litigation recoveries or charges, net are excluded because they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of our business, and are inherently unpredictable in timing and amount.
•Loss on early extinguishment of debt is excluded because it does not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of this type of charge is not consistent and is significantly impacted by the timing and size of debt extinguishment transactions.

The tax effect for each of the items listed above is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded. The gross, tax, and net impact of each item are presented with our GAAP to non-GAAP reconciliations.

Definitions
Growth rate calculation: growth rates in this report are determined by dividing the difference between current period results and prior period results by prior period results.
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, and (8) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, and (9) loss on early extinguishment of debt.
Non-GAAP net earnings attributable to non-controlling interests: net earnings attributable to non-controlling interests excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, and (9) loss on early extinguishment of debt, each net of tax.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, and (9) loss on early extinguishment of debt, each net of tax.
Non-GAAP effective tax rate: provision for income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, and (9) loss on early extinguishment of debt divided by (earnings before income taxes adjusted for the items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Fiscal 2025 Form 10-K	21

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Non-controlling Interests	Net Earnings[1]	Net Earnings[1] Growth Rate	Effective Tax Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Fiscal Year 2025
GAAP	$2,275	83%	$2,101	$532	$(8)	$1,561	83%	25.3%	$6.45	87%
Restructuring and employee severance	88		88	21		67			0.28
Amortization and other acquisition-related costs	464		464	104		360			1.49
Acquisition-related cash and share-based compensation costs	126		126	1		125			0.51
Impairments and (gain)/loss on disposal of assets, net	18		18	5		13			0.05
Litigation (recoveries)/charges, net	(185)		(185)	(54)		(131)			(0.54)
Non-GAAP	$2,786	15%	$2,612	$609	$(8)	$1,995	7%	23.3%	$8.24	9%

	Fiscal Year 2024
GAAP	$1,243	65%	$1,201	$348	$(1)	$852	N.M.	28.9%	$3.45	N.M.
Shareholder cooperation agreement costs	1		1	—		1			—
Restructuring and employee severance	175		175	41		134			0.54
Amortization and other acquisition-related costs	284		284	74		210			0.85
Impairments and (gain)/loss on disposal of assets, net [2]	634		634	47		587			2.38
Litigation (recoveries)/charges, net	78		78	5		73			0.30
Non-GAAP	$2,414	16%	$2,372	$515	$(1)	$1,856	21%	21.7%	$7.53	29%

	Fiscal Year 2023
GAAP	$752	N.M.	$663	$332	$(1)	$330	N.M.	50.0%	$1.26	N.M.
State opioid assessment related to prior fiscal years	(6)		(6)	(2)		(4)			(0.02)
Shareholder cooperation agreement costs	8		8	2		6			0.02
Restructuring and employee severance	95		95	21		74			0.28
Amortization and other acquisition-related costs	285		285	74		211			0.80
Impairments and (gain)/loss on disposal of assets, net [2]	1,246		1,246	108		1,138			4.35
Litigation (recoveries)/charges, net	(304)		(304)	(83)		(221)			(0.84)
Non-GAAP	$2,076	5%	$1,987	$452	$(1)	$1,534	8%	22.8%	$5.85	15%

1    Attributable to Cardinal Health, Inc.
2    For fiscal 2024 and 2023, impairments and (gain)/loss on disposals of assets, net included pre-tax goodwill impairment charges of $675 million and $1.2 billion related to the GMPD segment, respectively. For fiscal 2024 and 2023, the net tax benefit related to these charges was $58 million and $92 million, respectively, and were included in the annual effective tax rate.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

22	Cardinal Health | Fiscal 2025 Form 10-K

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

Foreign Exchange Rate Sensitivity

By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. The following foreign currencies represent the principal drivers of our foreign exchange exposure: Canadian dollar, euro, Thai baht, Mexican peso, Chinese renminbi, Australian dollar, British pound, Japanese yen, Philippine peso, Brazilian real, South Korean won, Costa Rican colon, Singapore dollar, Dominican peso, and Indian rupee.
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
Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Applying a VAR methodology to our translational exposure, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $3 million, which is based on a one-year horizon and a 95 percent confidence level.

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
As part of our risk management program related to our debt, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. At June 30, 2025, a hypothetical increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $12 million, respectively.
We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2025, a hypothetical increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest income of $14 million, respectively.

Cardinal Health | Fiscal 2025 Form 10-K	23

Disclosures about Market Risk

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel, and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index. During fiscal 2025, the prices of certain commodities continued to experience fluctuation due to inflationary impacts.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2025 decreased approximately $86 million from June 30,
2024. There were no outstanding commodity contracts in our hedging program at June 30, 2025.
Our forecasted direct commodity exposures for the upcoming fiscal year is $491 million. The potential gain/loss for fiscal year 2026, given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and there is no change in customer pricing is $49 million at June 30, 2025.

24	Cardinal Health | Fiscal 2025 Form 10-K

Business

Business
General

Cardinal Health, Inc. is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, physician offices, and patients in the home. We provide medical products and pharmaceuticals and cost-effective solutions that enhance the healthcare system and supply chain efficiency.

Pharmaceutical and Specialty Solutions Segment

In the United States, our Pharmaceutical and Specialty Solutions segment:
▪through its Pharmaceutical Distribution businesses:
•distributes branded and generic pharmaceutical and over-the-counter healthcare and consumer products to retailers (including chain and independent drug stores and pharmacy departments of supermarkets and mass merchandisers), hospitals, and other healthcare providers;
▪maintains prime vendor relationships that streamline the purchasing process, resulting in greater efficiency and lower costs for our retail, hospital, and other healthcare provider customers;
▪provides services to pharmaceutical manufacturers, including distribution, inventory management, data reporting, new product launch support, and chargeback administration;
▪distributes specialty pharmaceutical products to hospitals and other healthcare providers and provides consulting, patient support, and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers;
▪provides pharmacy management services to hospitals and operates a limited number of pharmacies, including in community health centers; and
▪repackages generic pharmaceuticals and over-the-counter healthcare products.
▪through its Specialty businesses:
▪distributes specialty pharmaceutical products to hospitals, specialty pharmacies, and other healthcare providers and provides consulting, patient support, and other services for specialty pharmaceutical products to pharmaceutical manufacturers and healthcare providers;
▪provides services to pharmaceutical manufacturers, including distribution, inventory management, data reporting, new product launch support, and chargeback administration;
▪provides support and management services to physician practices through our MSO platforms; and
▪through Biopharma Solutions, we provide data analytics and insight services to biopharmaceutical manufacturers and healthcare providers.
See Note 14 of the “Notes to Consolidated Financial Statements” for Pharma segment revenue, profit, and assets for fiscal 2025, 2024, and 2023.
Pharmaceutical and Specialty Pharmaceutical Distribution and Services
Our Pharmaceutical Distribution businesses' gross margin includes margin from our generic pharmaceutical program, from distribution services agreements with branded pharmaceutical manufacturers, including manufacturers of Specialty pharmaceutical products, and from over-the-counter healthcare and consumer products. It also includes manufacturer cash discounts.
Margin from our generic pharmaceutical program includes price discounts, rebates, and service fees from manufacturers and may, in limited instances, include price appreciation. Our earnings on generic pharmaceuticals are generally highest during the period immediately following the initial launch of a product, because generic pharmaceutical selling prices are generally highest during that period and tend to decline over time.
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
Specialty pharmaceutical products include oncology, rheumatology, urology, nephrology, and other pharmaceutical products. Through our Specialty businesses', we also distribute human-derived plasma products to hospitals, dialysis clinics, physician offices, and other healthcare providers. Our use of the term “specialty pharmaceutical products” may not be comparable to the terminology used by other industry participants. We also provide consulting, patient support, logistics, group purchasing, and other services to pharmaceutical manufacturers, healthcare providers, and physician practices.

Cardinal Health | Fiscal 2025 Form 10-K	25

Business

Sourcing Venture with CVS Health Corporation
Red Oak Sourcing, LLC ("Red Oak Sourcing"), a U.S.-based generic pharmaceutical sourcing venture with CVS Health, negotiates generic pharmaceutical supply contracts on behalf of both companies. The term of Red Oak Sourcing extends through June 2029.
Global Medical Products and Distribution Segment

Our GMPD segment manufactures and sources Cardinal Health branded general and specialty medical, surgical, and laboratory products and devices. These products include exam and surgical gloves; needle, syringe, and sharps disposal; compression; incontinence; nutritional delivery; wound care; single-use surgical drapes, gowns, and apparel; fluid suction and collection systems; urology; operating room supply; and electrode product lines. Our Cardinal Health brand products are sold directly or through third-party distributors in the United States, Canada, Europe, Asia, and other markets. These Cardinal Health brand products are generally higher-margin products. The GMPD segment also distributes a broad range of medical, surgical, and laboratory products known as national brand products. In addition, this segment provides supply chain services and solutions to hospitals, ambulatory surgery centers, clinical laboratories, and other healthcare providers in the United States and Canada. This segment also assembles and sells sterile and non-sterile procedure kits.
The GMPD segment, through its Wavemark division, also provides an automated technology platform for inventory management.
Other Operating Segments

Our Nuclear and Precision Health Solutions operating segment operates nuclear pharmacies and manufacturing facilities, which manufacture, prepare, and deliver radiopharmaceuticals for use in nuclear imaging, theranostics, and other procedures in hospitals and physician offices. This segment also contract manufactures a radiopharmaceutical treatment (Xofigo®) and holds the North American rights to manufacture and distribute Lymphoseek®, a radiopharmaceutical diagnostic imaging agent.
Our at-Home Solutions operating segment has two main businesses: Edgepark, including ADS, directly providing medical supplies to patients with chronic conditions in the home; and at-Home, a business-to-business distribution service that delivers medical supplies and over-the-counter products to home medical equipment providers, home health and hospice agencies, and e-commerce providers.
Our OptiFreight® Logistics operating segment supports the shipping and logistics needs of healthcare providers by optimizing direct shipments through integrated technology solutions. This segment serves hospitals, pharmacies, labs, and surgery centers.

26	Cardinal Health | Fiscal 2025 Form 10-K

Business

Acquisitions and Divestitures

Acquisitions
We have recently made a number of acquisitions in key strategic areas, including our specialty offerings and managed service organizations. We expect to continue to explore acquisitions and strategic investments in the future.
In April 2025, we completed the acquisition of ADS, a diabetes medical supplies provider to patients in the home, for a purchase price of approximately $1.1 billion in cash, subject to certain adjustments.
In January 2025, we completed the acquisition of an approximately 73 percent ownership interest in GIA, a gastroenterology management services organization, for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments. Additionally, in May 2025, we, through GIA, completed the acquisition of Urology America, a urology management services organization, for a purchase price of $360 million in cash and GIA equity, subject to certain adjustments.
In December 2024, we completed the acquisition of ION, a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments.
In March 2024, we completed the acquisition of Specialty Networks, a technology-enabled multi-specialty group purchasing and practice enhancement organization, for $1.2 billion in cash. We have also completed several smaller acquisitions during this timeframe.

Date	Company	Location	Lines of Business	Acquisition Price (in billions)
05/30/25	Urology America MSO, LLC	TX, CO, LA, TN	Urology management services organization (MSO)	$0.4
04/01/25	Advanced Diabetes Supply Group ("ADS")	Carlsbad, CA	Diabetic medical supplies providers	$1.1
01/30/25	GI Alliance ("GIA")	TX	Gastroenterology management services organization (MSO)	$2.8
12/02/24	Integrated Oncology Network ("ION")	Nashville, TN	Medical oncology, radiation oncology, urology diagnostic testing, and other ancillary services (MSO)	$1.1
03/18/24	Specialty Networks	Cleveland, OH	UroGPO, Gastrologix, GastroGPO, and United Rheumatology.	$1.2

Divestitures
We also complete divestitures from time to time, and we may explore additional divestitures in the future.
In June 2023, we signed a definitive agreement to contribute our Outcomes™ business to Transaction Data Systems ("TDS"), a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a minority stake in the combined entity. The transaction closed in July 2023.

Cardinal Health | Fiscal 2025 Form 10-K	27

Business

Customers

Our largest customer, CVS Health, accounted for 30 percent of our fiscal 2025 revenue. In the aggregate, our five largest customers, including CVS Health, accounted for 43 percent of our fiscal 2025 revenue.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across our businesses, collectively accounted for 27 percent of our revenue in fiscal 2025.
The loss of any significant customer or GPO agreement could adversely affect our business. For more information, please see Item 1A "Risk Factors" for the risk factor entitled "Our sales and credit concentration is significant."
Suppliers

We rely on many different suppliers. During fiscal 2025, revenue resulting from sales of products obtained from our five largest suppliers accounted for an aggregate of 37 percent of our revenue and our largest supplier’s products accounted for approximately 9 percent of revenue.
Competition

We operate in a highly competitive environment in the distribution of pharmaceuticals and consumer healthcare products. We also operate in a highly competitive environment in the manufacturing and distribution of medical devices and surgical products. We compete on many levels, including price, service offerings, support services, customer service, breadth of product lines, and product quality and efficacy.
In the Pharma segment, we compete with wholesale distributors with national reach, including McKesson Corporation and Cencora, Inc., regional wholesale distributors, self-warehousing chains, specialty distributors, third-party logistics companies, and companies that provide specialty pharmaceutical services and managed services to specialty physicians, among others. In addition, the Pharma segment has experienced competition from a number of organizations offering generic pharmaceuticals, including telemarketers. We also compete with manufacturers that distribute their products directly to customers.
In the GMPD segment, we compete with many diversified healthcare companies and national medical product distributors, such as Medline Industries, Inc. and Owens & Minor, Inc., as well as regional medical product distributors and companies that are focused on specific product categories.
Our other operating segments compete with companies that operate nuclear radiopharmacies and manufacturing facilities, distribute medical products to patients' homes, and third-party logistics companies.
Additionally, we compete with other service providers, customers, and potential customers of our businesses, which may from time to time develop, for their own internal needs, supply management capabilities that may otherwise be provided by us. Across all areas, key competitive factors include price, quality of service, and breadth of product lines.
Human Capital Management

Employees
Through our employees, we improve the lives of people every day by solving complex healthcare problems. As of June 30, 2025, we had approximately 57,700 employees globally, of which approximately:
•18,500 are based outside the United States;
•92% are full time employees;
•35,000 worked in our distribution centers, manufacturing facilities, pharmacies, or were non-provider employees of our MSO platforms;
•21,000 worked in other functions, including finance, information technology, human resources, and sales;
•1,900 are healthcare providers, including physicians, nurse anesthetists, and Advance Level Providers; and
•6% are covered by collective bargaining agreements or similar representation. The majority of these employees are based outside the United States.
Additionally, we have engaged global professional services firms to perform certain business processes on our behalf, including within finance, information technology, and human resources.
Board Oversight
Our Board of Directors assesses and monitors our corporate culture and how it promotes our business strategies. To inform the Board about human capital and cultural health, we have developed and annually share with the Board a culture scorecard.

28	Cardinal Health | Fiscal 2025 Form 10-K

Business

Additionally, the Human Resources and Compensation Committee of the Board of Directors (the “HRCC”) is tasked with, among other things, overseeing and advising the Board about our human capital management strategies and policies, including with respect to attracting, developing, retaining, and motivating management and other employees; employee relations and engagement; and workplace safety and culture. The HRCC is also responsible for overseeing the management succession planning process for senior executives.
Culture & Talent Focus
Culture
Cardinal Health’s culture is rooted in our values and behaviors and aligned to the company’s strategic framework. Providing a positive work environment supports our ability to attract, retain, and develop our employees and helps to promote our business performance. We reinforce, monitor, and assess our culture through a variety of programs and processes which include performance management, talent and succession planning, as well as employee engagement surveys and other listening strategies.
Talent Management and Learning
Cardinal Health’s talent management strategy has a multi-pronged approach to build capabilities, skills, and competencies of leaders and employees throughout the enterprise, ensuring employees capabilities connect to business needs and outcomes. This approach includes broad based employee skill development and learning and manager development.
We monitor our turnover data on a monthly and rolling 12-month basis and benchmark against Bureau of Labor Statistics and competitor data. Although turnover levels vary by site and region, we primarily look at the connection between key operational metrics and employee turnover.
Compensation and Benefits
Our employees are essential to our success and we strive to offer comprehensive and competitive wages and benefits. The benefits we offer include annual bonuses and stock awards for eligible employees, 401(k) plans, health care and insurance benefits, paid time off, flexible work schedules, family leave, dependent care resources, employee assistance programs, and many others.
Employee Feedback
Cardinal Health solicits feedback from employees through various mechanisms, including our full employee engagement survey, which provides insight into the employee experience. The results of this survey are reviewed with the Board of Directors and at all levels throughout the organization.
Worker Health & Safety
The health, safety, and security of our employees and contractors is a priority for us. We employ systems designed to continually monitor our facilities and work environment to promote worker safety and identify and prevent or mitigate any potential risks. This includes procedures and equipment for security. We routinely assess facilities to closely monitor adherence to established security and safety standards. Our workers receive specialized training related to their role, work setting, and equipment used in their work environment. As our processes evolve, we update relevant safety training modules, which may include new training programs.
More Information
For more information on our approach to human capital management, please refer to our annual Environmental, Social & Governance Report, which is available on our website.

Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure, and other contractual provisions and technical measures to protect our products, services, and intangible assets. We hold patents, and continue to pursue patent protection throughout the world, relating to the manufacture, operation, and use of various medical and surgical products, to certain distribution and logistics systems, to the production and distribution of our nuclear pharmacy products, and to other service offerings. We also operate under licenses for certain proprietary technologies, and in certain instances we license our technologies to third parties.

We believe that we have taken necessary steps to protect our proprietary rights, but no assurance can be given that we will be able to successfully enforce or protect our rights in the event that they are infringed upon by a third party. While these proprietary rights are important to our operations, we do not consider any particular patent, trademark, license, franchise, or concession to be material to our overall business.

Cardinal Health | Fiscal 2025 Form 10-K	29

Business

Regulatory Matters

Our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. Depending upon the specific business, we may be subject to regulation by government entities including:
•the U.S. Drug Enforcement Administration (the “DEA”);
•certain agencies within the U.S. Department of Health and Human Services, including the U.S. Food and Drug Administration (the “FDA”), the Centers for Medicare and Medicaid Services, the Office of Inspector General, and the Office for Civil Rights;
•state and local health departments, insurance departments, Medicaid departments, or other comparable state agencies;
•state and local boards of pharmacy and other controlled substance authorities;
•the U.S. Nuclear Regulatory Commission (the “NRC”);
•the U.S. Environmental Protection Agency and state environmental authorities;
•the U.S. Federal Trade Commission (the "FTC");
•U.S. Customs and Border Protection; and
•agencies comparable to those listed above in markets outside the United States.
These regulatory agencies have a variety of civil, administrative, and criminal sanctions at their disposal for failure to comply with applicable legal or regulatory requirements. They can suspend our ability to manufacture and distribute products, restrict our ability to import products, require us to initiate product recalls, seize products, or impose criminal, civil, and administrative sanctions.
Distribution
State Boards of Pharmacy, FDA, DEA, and various other state authorities regulate the marketing, purchase, storage, and distribution of pharmaceutical and medical products under various federal and state statutes including the federal Prescription Drug Marketing Act of 1987, Drug Quality and Security Act of 2013 (the “DQSA”) and Controlled Substances Act (the "CSA"). The CSA governs the sale, packaging, storage, and distribution of controlled substances. Wholesale distributors of controlled substances must hold valid DEA registrations and state-level licenses, meet various security and operating standards including effective anti-diversion programs and comply with the CSA. They must also comply with state requirements relating to controlled substances that differ from state to state.
The NOSA, as described in Note 8 of the "Notes to Consolidated Financial Statements" includes injunctive relief terms related to settling distributors' controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating our controlled substances monitoring program; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will oversee compliance with these provisions for five years from entry into the NOSA, until 2027. In addition, the settling distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting and will fund the clearinghouse, until 2032. See Note 8 of the "Notes to Consolidated Financial Statements" for more information about the NOSA and other opioid-related matters.
Manufacturing, Sourcing, and Marketing
We sell our manufactured products in the United States, Canada, Europe, Asia, Latin America, and other markets. The FDA and other governmental agencies in the United States, as well as foreign governmental agencies, administer requirements that cover the design, testing, safety, effectiveness, manufacturing (including good manufacturing practices), quality systems, labeling, promotion and advertising (including restrictions on promoting or advertising a product other than for the product's cleared or approved uses), distribution, importation, and post-market surveillance for most of our manufactured products. We are also subject to these requirements when we source certain GMPD segment products from third-party manufacturers.
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
It can be costly and time-consuming to obtain regulatory approvals, clearances, and registrations of medical devices, and they might not be granted on a timely basis, if at all. For additional information, please see our Risk Factor entitled "Our business is subject to rigorous regulatory and licensing requirements."
Privacy and Data Protection
We are subject to various and evolving privacy laws and regulations in many jurisdictions. Because we collect, handle, and maintain patient-identifiable health information, we are subject to laws that require specified privacy and security measures and that regulate the use and disclosure of such information, including the U.S. Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as augmented by the Health Information Technology for

30	Cardinal Health | Fiscal 2025 Form 10-K

Business

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
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act ("DSCSA") or "Track and Trace" established a national system for tracing prescription drug products through the pharmaceutical distribution supply chain to detect, prevent, and rapidly respond to the introduction of drugs that may be counterfeit, diverted, stolen, adulterated, subject of a fraudulent transaction, or otherwise unfit for distribution. The DSCSA requires standardized, unit-level traceability of pharmaceutical products and requires all trading partners to cooperate in a secure, electronic, interoperable prescription drug traceability system. In October, 2024, the FDA extended the compliance deadlines for the DSCSA sterilization traceability requirements to May 27, 2025, for manufacturers, August 27, 2025, for distributors, and November 27, 2025, for dispensers. In addition, the FDA has also has issued regulations requiring most medical device labeling to include a unique device identifier that can be used to identify and track medical devices throughout their lifecycles, improving traceability and facilitating improved post-market surveillance through the Medical Device Reporting Program.
Government Healthcare Programs
We are subject to U.S. federal healthcare fraud and abuse laws. These laws generally prohibit persons from soliciting, offering, receiving, or paying any compensation in order to induce someone to order, recommend, or purchase products or services that are in any way paid for by Medicare, Medicaid, or other federally-funded healthcare programs. They also prohibit submitting any fraudulent claim for payment by the federal government. There are similar state healthcare fraud and abuse laws that apply to Medicaid and other state-funded healthcare programs. Violations of these laws may result in criminal or civil penalties, as well as breach of contract claims and qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments).
Some of our businesses and entities that are managed by our MSO businesses are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable reporting, billing, payment, and record-keeping requirements. Other businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards, and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid, and other federal and state healthcare programs. In fiscal year 2022, our Specialty Pharmaceutical Distribution business entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services in connection with an investigation into discounts and rebates offered or provided to certain Specialty customers.
Our U.S. federal and state government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
Environmental, Health, and Safety Laws
In the United States and other countries, we are subject to various federal, state, and local environmental laws, including laws regulating the production or use of hazardous substances, as well as laws relating to safe working conditions and laboratory practices. Additionally, industry participants, including us, rely on ethylene oxide ("EtO") and other compounds to sterilize certain medical products that we manufacture or distribute. Regulatory actions have been taken by certain environmental regulatory authorities to reduce EtO emissions during the sterilization and distribution process, including actions intended to regulate facilities that sterilize medical products.
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

Cardinal Health | Fiscal 2025 Form 10-K	31

Business

Laws Relating to Foreign Trade and Operations
U.S. and foreign laws require us to abide by standards relating to the import and export of finished goods, raw materials and supplies, and the handling of information. We also must comply with various export control and trade embargo laws, which may require licenses or other authorizations for transactions within some countries or with some counterparties.
Similarly, we are subject to U.S. and foreign laws concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other foreign anti-bribery laws. Among other things, these laws generally prohibit companies and their intermediaries from offering, promising, or making payments to officials of foreign governments for the purpose of obtaining or retaining business.
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

Rule 10b5-1 Plan Adoptions and Modifications
During the quarter ended June 30, 2025, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

32	Cardinal Health | Fiscal 2025 Form 10-K

Risk Factors

Risk Factors
The risks described below could materially and adversely affect our results of operations, financial condition, liquidity, or cash flows. These are not the only risks we face. Our businesses also could be affected by risks we do not currently consider material to our operations or of which we are not presently aware.
Legal, Regulatory, & Compliance Risks
Our business is subject to rigorous regulatory and licensing requirements.
As described in the "Business" section, products that we manufacture, source, distribute, or market must comply with U.S. federal, state, and foreign and regulatory requirements. Noncompliance or concerns over noncompliance, including noncompliance by suppliers, has in the past, and may in the future result in suspension of our ability to distribute, import, manufacture, or source products, recalls, safety alerts or seizures, or criminal or civil sanctions, which, in turn, could result in product liability claims and lawsuits, including class actions. If we fail to comply with regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.
To lawfully operate our businesses, we are required to obtain and hold permits, product registrations, licenses and other regulatory approvals from, and to comply with operating and security standards of, numerous governmental bodies. Failure to maintain or renew necessary permits, product registrations, licenses, or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition.
We are required to comply with laws relating to healthcare fraud and abuse. The requirements of these laws are complex and subject to varying interpretations. From time to time, regulatory authorities investigate our policies or practices, and may challenge them. For example, in November 2023, we received a Civil Investigative Demand ("CID") from the Department of Justice focused on potential violations of the Anti-Kickback Statute and False Claims Act in connection with a 2022 transaction in which we purchased a group purchasing organization and a minority ownership interest in a rheumatology managed services organization. We are cooperating with this investigation. We are also periodically subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid, and other federal and state healthcare programs or other remedial measures.
Some of our businesses are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. In addition, some businesses manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards, and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid, and other federal and state healthcare programs.
We, and third parties acting on our behalf, collect, handle, and maintain patient-identifiable health information and other sensitive personal and financial information which are subject to federal, state, and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and they are extensive and complex. Compliance with these laws is difficult and costly. New laws in this area could further restrict our ability to collect, handle, and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. From time to time, we have become aware of certain isolated alleged violations of federal, state, or foreign laws concerning privacy and data protection. When we become aware of such allegations, we investigate and, if warranted, notify affected people, entities, and regulatory bodies. As a result of these violations, we are, and may in the future be, subject to civil or criminal penalties, breach of contract claims, lawsuits, costs for remediation, and harm to our reputation.
Industry participants, including us, rely on ethylene oxide (“EtO”) and per- and polyfluoroalkyl (“PFA”) compounds to sterilize certain medical products, including products that we manufacture or distribute. Regulatory enforcement actions have been taken by certain environmental regulatory authorities to reduce emissions of these compounds during the sterilization and distribution process. If such measures become more widespread, we could experience increased costs to comply with reduced emissions standards and it is possible that we and other industry participants may be unable to effectively sterilize medical products, possibly resulting in supply shortages or an industry-wide reduction in surgical or medical procedures, which would negatively impact demand for our products. Such increased costs or industry-wide reductions in surgical and medical procedures would have a negative impact on our profit. Additionally, we have been named as a defendant in several lawsuits alleging personal injury as a result of EtO emissions. Additionally, we have incurred, and may incur additional costs associated with modifying certain manufacturing, distribution, or replenishment facilities in accordance with state environmental regulators' actions or requirements. It is possible that these or future regulatory actions or lawsuits could adversely impact our ability to procure products to distribute, resulting in increased costs or industry supply disruptions.
Our government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil penalties as well as termination of

Cardinal Health | Fiscal 2025 Form 10-K	33

Risk Factors

our government contracts or our suspension or debarment from government contract work.
Our global operations (including transition services in connection with divestitures) are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions, and U.S. and foreign export control, trade embargo, and customs laws. If we fail to comply, or are alleged to fail to comply, with any of these laws, we could be subject to investigations or suffer civil or criminal sanctions.
Product quality issues could adversely affect operations, profitability, cash flows, and our financial condition.
As described in the "Business" section, products that we manufacture, source, distribute, or market must comply with rigorous quality requirements. These requirements include, among others, regulations regarding manufacturing practices, labeling, advertising, and post marketing reporting, including adverse event reports and field alerts and actions. Several of our facilities and procedures and those of our suppliers are subject to ongoing regulation and periodic inspection by the FDA and other authorities. Our products may not remain in compliance with applicable FDA and other regulatory requirements. Actions resulting from non-compliance with FDA and other regulations include fines, warning letters, injunctions, civil penalties, damages, recalls, consent decrees, seizures of products, and civil litigation and/or criminal prosecution. For example, following a facility inspection in December 2023, the FDA issued a warning letter to Cardinal Health in April 2024 related to plastic syringes sourced from a third party manufacturer in China asserting these products did not have appropriate 510(k) clearance and restating some of the observations from the December 2023 inspection. We promptly took action on these products and submitted a timely and comprehensive response to the warning letter describing our investigation and corrective actions, and we continue to cooperate with the FDA on this matter.
Noncompliance or concerns over noncompliance, including by suppliers, as a result of use of third party manufactures, or planned shifts in production sites, has in the past, and may in the future result in substantial modifications to our business practices and operations. These modifications can include suspension of our ability to import and distribute, refunds, or recalls, total or partial shutdown of production in one or more facilities while we or our suppliers remedy any actual or potential issues, the inability to obtain future pre-market approvals or marketing authorizations, and withdrawals or suspensions of current products from the market. In addition, it can be costly and time-consuming to obtain regulatory approvals or product registrations to market a medical device or other product, and such approvals or registrations might not be granted on a timely basis, if at all. Any of these supply chain and quality-related events could be disruptive to our business and have a material adverse effect on operations, profitability, cash flows, and our financial condition.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We are a large multinational corporation with operations in the United States and many foreign countries. As a result, we are subject to the tax laws of many jurisdictions.
From time to time, proposals are made in the United States and other jurisdictions in which we operate that could adversely affect our tax positions, effective tax rate, or tax payments. Additionally, changes in tax laws or regulatory enforcement priorities may impact our tax position. For example, in July 2025, the OBBBA was signed into law and includes a broad range of tax reform provisions, which, among other things, extend or make permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act ("Tax Act"), which were set to expire, and reinstates 100% bonus depreciation. Specific initiatives that may impact us include possible increases in U.S. or foreign corporate income tax rates or other changes in tax law to raise revenue, the repeal of the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, the establishment or increase in taxation at the U.S. state level on the basis of gross revenues, recommendations of the base erosion and profit shifting project undertaken by the Organization for Economic Cooperation, and Development and the European Commission’s investigation into illegal state aid.
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

34	Cardinal Health | Fiscal 2025 Form 10-K

Risk Factors

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and various foreign jurisdictions. Tax laws are complex and subject to varying interpretations. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year, including specific inquiries into a restructuring in connection with integrating the July 2017 acquisition of the Patient Recovery business and the net operating loss carryback described above. Proposed adjustments in ongoing audits may adversely affect our effective tax rate or tax payments.
Changes to the U.S. healthcare environment may not be favorable to us.
Over a number of years, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs, and increase efficiencies. These changes include a general decline in Medicare and Medicaid reimbursement levels, efforts by healthcare insurance companies to limit or reduce payments to pharmacies and providers, the basis for payments beginning to transition from a fee-for-service model to value-based payments and risk-sharing models, and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices, and patients’ homes.
We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services, U.S.-based medical product manufacturing, mandated benefits, efforts to promote increased transparency in the pharmaceutical supply chain, drug shortages, further reduction of or limitations on governmental funding at the state or federal level, or efforts by healthcare insurance companies to further limit payments for products and services. Federal, state, and local governmental entities have also continued to increase their scrutiny of the U.S. healthcare market.
Uncertainty surrounding possible changes to the healthcare environment, including changes to regulatory enforcement priorities, may directly or indirectly adversely affect us. The recently issued Executive Order titled "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients" may impact the sales or profitability of branded pharmaceutical products; however, the extent of the impact may vary depending on the timeline for implementation and the number of pharmaceutical drugs that are impacted. Additionally, it is possible that the adoption of the OBBBA could reduce participation in Medicare and Medicaid programs, resulting in a change in utilization of the healthcare system. This may adversely affect demand for our products and services and could have an effect on our results of operations and financial condition.
Private challenges to government healthcare policy may also have an adverse impact on our business. For example, the federal 340B drug pricing program requires pharmaceutical manufacturers to offer discounts on certain drugs purchased by covered entities, and some of our Pharma segment customers are covered entities or contract pharmacies for covered entities. Over a dozen pharmaceutical manufacturers have unilaterally restricted sales under the 340B drug pricing program to contract pharmacies. These practices are the subject of ongoing litigation; however, if manufacturers continue this practice and if courts uphold this practice, our customers may be adversely impacted, which could adversely impact our business.
Opioid-related legal proceedings and the NOSA we have entered into could have additional or unexpected negative effects on our results of operations or business.
Cardinal Health, along with other pharmaceutical wholesalers and other participants in the pharmaceutical supply chain, was named as a defendant in lawsuits related to the distribution of opioid pain medications. Plaintiffs in these lawsuits included state attorneys general, counties, and municipalities.
In April 2022, an agreement settling the vast majority of opioid-related lawsuits filed against us by state and local governmental entities became effective. It includes injunctive relief terms relating to distributors' controlled substance anti-diversion programs, with which we must comply. It is possible that the maintenance of the required changes to distributors' controlled substance anti-diversion programs may result in unforeseen costs or operational challenges which could have an adverse impact on our results of operations or performance. If we are unable to comply with these requirements, or are alleged to have failed to comply with these requirements, we could incur unforeseen costs or penalties, and our financial results may be negatively impacted.
We are also being sued by private plaintiffs, such as unions, other health and welfare funds, other healthcare providers, and individuals alleging personal injury for the same activities, and could be named as a defendant in additional lawsuits. We intend to vigorously defend ourselves against these lawsuits; however, legal proceedings are inherently unpredictable and it is possible that these lawsuits, either individually or in the aggregate, could have a negative impact on our results of operations.
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
The outcome or resolution of certain legal proceedings could adversely impact our cash flows or results of operations.
Due to the nature of our business, which includes the distribution of controlled substances and other pharmaceutical products and the sourcing, marketing, and manufacturing of medical products, we regularly become involved in disputes, litigation, and regulatory matters. Litigation is inherently unpredictable, disruptive, and time consuming and the unfavorable outcome of legal proceedings

Cardinal Health | Fiscal 2025 Form 10-K	35

Risk Factors

could adversely affect our results of operations or financial condition.
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
In connection with legal proceedings, we occasionally enter into settlement agreements or become subject to consent decrees containing ongoing financial or operational obligations, including the injunctive relief provisions of the NOSA and the Corporate Integrity Agreement that our Specialty business entered into with the Office of Inspector General of the Department of Health and Human Services in connection with the rebates offered or provided to certain Specialty Solutions customers. Failure to comply with obligations under these agreements or decrees could lead to monetary or other penalties.
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

Industry & Economic Risks
Changes or uncertainty in U.S. or international trade policies and exposure to economic, political and currency, and other risks could disrupt our global operations or negatively impact our financial results.
We conduct our operations in various regions of the world outside of the United States, including Europe, Asia, and Latin America. Global developments can affect our business in many ways. Our global operations are affected by local economic environments, including inflation, recession, and competition. Additionally, divergent or unfamiliar regulatory systems and labor markets can increase the risks and burdens of operating in numerous countries. For example, recent U.S. tariffs imposed or threatened to be imposed on goods, materials, and products from countries where we do business, and any retaliatory actions taken by such countries could result in us incurring substantial additional costs to source materials, directly and indirectly, from affected countries, and may require us to raise prices on certain products and seek alternative sources of supply. If our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected. Additionally, if we are not able to find adequate alternate sources of supply, we may experience supply shortages or disruptions. Additionally, in certain circumstances, including in our Other operating segment, we may not receive increased reimbursement commensurate with the increase in costs, which may negatively impact our results of operations. In addition, we conduct our business in U.S. dollars and various functional currencies of our foreign subsidiaries. Changes in foreign currency exchange rates could adversely affect our financial results, which are reported in U.S. dollars. We may not be able to hedge to protect us against these exposures, and any hedges may not successfully mitigate these exposures.
We are also subject to government import and export controls and regulations, including the requirement that we make a determination as to the country of origin of products that we source or manufacture outside the United States. From time to time, Customs and Border protection agencies, whether in the U.S. or other jurisdictions, have challenged these determinations. These and other actions by border protection have resulted in products being detained or delayed and supply disruptions and could result in the imposition of fines and penalties. In addition, the Uyghur Forced Labor Prevention Act, which went into effect in June 2022, prohibits the importation of any goods grown, produced, manufactured, or mined, wholly or in part, in the Xinjiang Uyghur Autonomous Region of China unless importers can provide clear and convincing evidence that goods were not made using forced labor. We have experienced supply constraints as a result of these and similar regulations, and it is possible that our business or results of operations could be further negatively impacted by future determinations and disruptions.
Our Pharmaceutical and Specialty Solutions segment’s profit margin could be adversely affected by changes in industry or market dynamics that we are not able to accurately predict.
The frequency, timing, magnitude, and profit impact of generic pharmaceutical customer purchase volumes, pricing changes, customer contract renewals, generic pharmaceutical launches, and generic pharmaceutical manufacturer pricing changes, which contribute to the performance of our generic pharmaceutical program, remain uncertain. These factors have contributed to declines in some prior years and have more than offset the benefits from sourcing generic pharmaceuticals through our Red Oak Sourcing venture with CVS Health. If performance of our generic pharmaceutical program declines in future fiscal years and we are unable to offset the decline, our Pharma segment profit and consolidated operating earnings will be adversely affected.
Additionally, almost all of our distribution services agreements with branded pharmaceutical manufacturers provide that we receive

36	Cardinal Health | Fiscal 2025 Form 10-K

Risk Factors

fees from the manufacturers to compensate us for services we provide them. However, under certain agreements, branded pharmaceutical price appreciation, which is determined by the manufacturers, also serves as a part of our compensation. If manufacturers change their historical approach to setting and increasing wholesale acquisition cost, decide to reduce prices, not to increase prices, or to implement only small increases, and we are unable to negotiate alternative ways to be compensated by manufacturers or customers for the value of our services, our margins could be adversely affected.
We depend on direct and indirect suppliers to make their
products and raw materials available to us and are subject to fluctuations in costs, availability, and regulatory risk associated with these products and raw materials.
Our manufacturing businesses use oil-based resins, pulp, cotton, latex, and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Beginning in the fourth quarter of fiscal year 2021, we experienced higher supply chain costs, which had a negative impact on our GMPD (former Medical) segment profit in fiscal 2021, 2022, 2023, 2024, and 2025. Supply chain constraints also had a negative impact on sales within our GMPD (former Medical) segment.
We did not offset the full impact of these cost increases in fiscal year 2023, 2024, and 2025; however, we implemented certain cost reductions, price increases, and surcharges to mitigate the impact. Due to competitive dynamics and contractual limitations, passing along cost increases is challenging. If we are not able to mitigate future cost increases through increased prices where necessary or if supply chain cost significantly increase or become subject to additional variability, GMPD segment profit could be negatively impacted.
We depend on others to manufacture some products, including pharmaceuticals, that we market and distribute. Our operations are also dependent on various components, compounds, raw materials, and energy supplied by others. We purchase many of these components, raw materials, and energy, and source certain products from numerous suppliers in various countries. In some instances, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. Our supplier relationships could be interrupted, become less favorable to us or be terminated and the supply of these components, compounds, raw materials, or products could be interrupted or become insufficient.
These supply interruptions or other disruptions in manufacturing processes could be caused by events beyond our control, including natural disasters, labor disputes, supplier facility shutdowns, defective raw materials, the impact of epidemics or pandemics, such as COVID-19, and actions by U.S. or international governments, including import or export restrictions or tariffs. Any material interruption in our supply chain or inability to obtain key products from third parties in a timely and cost-effective manner, including as a result of trade or other restrictions, could adversely affect our business operations and results of operations, financial condition and cash flows.
In addition, due to the stringent regulatory requirements regarding the manufacture and sourcing of our products, we may not be able to quickly establish additional or replacement sources for certain components, materials, or products. A sustained supply reduction or interruption, and an inability to develop alternative and additional sources for such supply, could result in lost sales, increased cost, damage to our reputation, and may have an adverse effect on our business.
We could continue to suffer the adverse effects of competitive pressures, and changes in our relationships with significant customers could adversely affect us.
As described in greater detail in the "Business" section, we operate in markets that are highly competitive and dynamic. In addition, competitive pressures in each of our businesses may be increased by new business models, new entrants, new regulations, or changes in enforcement priorities, changes in consumer demand, or general competitive dynamics. Additionally, we may not be able to onboard new customers as efficiently as expected due to customer service issues or competitive service level offerings. We have also experienced delays in onboarding new customers due to factors outside of our control. Our businesses face continued pricing pressure from these factors, which adversely affects our margins. If we are unable to offset margin reductions caused by these pressures through steps such as sourcing or cost control measures, additional service offerings and sales of higher margin products, our results of operations could continue to be adversely affected.
Employee attrition may have an adverse impact on our business, results of operations, or internal controls.
Our ability to attract, retain, and develop qualified and experienced employees, including key executives, key employees at companies that we acquire, and other talent, is critical for us to meet our business objectives. We compete with many other businesses to attract and retain employees. It is possible that we could experience loss of key personnel for a variety of causes. If we do not adequately plan for succession of key roles or if we are not successful in attracting or retaining new talent, our operations, financial performance or internal control over financial reporting could be adversely impacted.
Consolidation in the U.S. healthcare industry may negatively impact our results of operations.
In recent years, U.S. healthcare industry participants, including distributors, manufacturers, suppliers, healthcare providers, insurers, and pharmacy chains, among others, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power and could result in the possible loss of a customer in the situation where the combined enterprise selects one distributor from two incumbents or a reduction in our ability to market our products and services to new customers. Consolidations also impact other objectives, including

Cardinal Health | Fiscal 2025 Form 10-K	37

Risk Factors

our ability to use acquisitions to expand or complement our existing businesses. If this consolidation trend continues, it could adversely affect our results of operations.
Business & Operational Risks
Our business and operations depend on the proper functioning of information systems, critical facilities, and distribution networks and could be negatively impacted by events outside of our control.
We rely on our and third-party service providers' information systems for a wide variety of critical operations, including to obtain, rapidly process, analyze, and manage data to:
•facilitate the purchase and distribution of inventory items from numerous distribution centers;
•receive, process, and ship orders on a timely basis;
•manage accurate billing and collections for thousands of customers;
•process payments to suppliers;
•facilitate manufacturing and assembly of medical products; and
•generate financial information.
Our business also depends on the proper functioning and security of our and our suppliers' business processes, critical facilities, including our national logistics center, and our distribution networks. Our results of operations could be adversely affected if our or a service provider's business processes, information systems, critical facilities, or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as extreme weather events, including wildfires, hurricanes, extreme temperatures, or other natural disasters, pandemics (as they were by the COVID-19 pandemic), supply chain disruptions, or power outages, systems updates, or due to cybersecurity incidents, ransomware, or other actions of third parties, including labor strikes or shortages, political unrest, and terrorist attacks. In addition, hardware, software, and other applications and updates procured from third parties may contain defects that have and may in the future unexpectedly restrict or prevent access to or interfere with the proper operation of our information systems and hardware. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues, or raw material shortages or defects, planned shifts in production sites, or because we need to transition manufacturing facilities for any key products or components that is manufactured at a single manufacturing facility where there are limited alternate facilities. Additionally, we incur costs to remediate these disruptions, and it is possible that these costs could be significant.
Our ability to compete effectively is increasingly dependent on access to and interpretation of data, and we may provide services that involve hosting customer data and operating software on third-party or our own systems. Data quality impacts customer ordering, order fulfillment, and higher order processing. If we fail to effectively implement and maintain data governance structures across our businesses, to effectively interpret and utilize such data, or protect the integrity of such data, including systems powered by or incorporating artificial intelligence and machine learning, our operations could be impacted, and we may be at a competitive disadvantage.
Our business and results of operations could be adversely affected if we experience a material cyber-attack or other systems breach.
Cybersecurity incidents and attacks resulting in unauthorized access to our systems and those of third parties we use in our business could have a material impact on our business operations as a result of loss or misuse of our information, including personal data and sensitive data, and disruption to normal business operations. Our business relies on the secure transmission, storage, and hosting of patient-identifiable health information, financial information, and other sensitive protected information relating to our customers, company, workforce, and individuals with whom we and our customers conduct business. We have programs in place to detect, contain, and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, hardware, software, or applications developed internally or procured from third parties may contain defects in design or manufacture or other problems beyond our control that could unexpectedly compromise information security.
Unauthorized parties have gained access in the past, and will continue to attempt to gain access, to our (including our recently acquired entities) or a service provider's systems or facilities through fraud, social engineering, or other forms of deception. The sophistication of cybersecurity threats and AI-powered cyber-attacks such as deep fakes and force attacks continues to increase. Additionally, our recently acquired MSO businesses are subject to cybersecurity-related risks which are, while similar in many respects, incremental to the cybersecurity risks experienced by our legacy businesses. If we are not able to adapt our systems and processes to mitigate these risks, we could experience additional financial losses, including as a result of class action lawsuits.
We and our service providers have been the target of cyber attacks. Although we do not believe these incidents had a material impact on us, either individually or in the aggregate, similar incidents or events in the future may negatively impact our business, reputation, or financial results.
Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could result in the loss or misuse of our information, including personal data and sensitive data and adversely impact our operations, results of operations, or our ability to satisfy legal or regulatory requirements, including the EU general data protection regulation (GDPR) and those related to patient-identifiable health information and other sensitive personal and financial information at the state and U.S. federal level as further described in the Risk Factor titled “Our business is subject to other rigorous regulatory and licensing requirements,” above. A

38	Cardinal Health | Fiscal 2025 Form 10-K

Risk Factors

cybersecurity incident could result in a violation of these and other applicable laws and result in a loss of customers and revenues, remediation and other costs, increased insurance premiums, litigation, monetary fines and penalties, and damage to our competitiveness and reputation, any of which could adversely affect our financial condition and business.
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
In fiscal year 2025, CVS Health was our largest customer. CVS Health accounted for 30 percent of our fiscal 2025 revenue and 26 percent of our gross trade receivable balance at June 30, 2025. If CVS or another significant customer reduces their purchases from us, defaults in payment to us, does not renew or terminates their agreements, whether due to an alleged default by us or otherwise, our results of operations and financial condition could be adversely affected.
Our ability to complete, integrate, and manage acquisitions could impact our strategic objectives and financial condition.
From time to time, we acquire or look to acquire other businesses that expand or complement our existing businesses or enable entry into new lines of business. For example, in fiscal year 2025, we completed several significant acquisitions in disparate businesses: the acquisition of Integrated Oncology Network and GI Alliance, which are part of our Specialty business, and the acquisition of Advanced Diabetes Supply Group, which is part of our Cardinal Health At-Home businesses.
Completion of acquisitions involves a number of risks, including the risk that required financing may not be available on favorable terms and the risk that we may not receive regulatory approvals necessary to timely complete an acquisition or otherwise satisfy closing conditions.
Additionally, we are subject to risks associated with the integration and operation of acquired businesses, including the risk that our management’s attention may be diverted to integration efforts at the expense of the legacy businesses, we may fail to retain key personnel of the acquired business, we may experience difficulties or delays establishing, integrating, or combining operations and systems, including manufacturing facilities and cybersecurity-related systems and processes, we may become subject to unforeseen liabilities arising from legal proceedings involving the acquired business, we may face challenges retaining the customers of the acquired business and we may encounter unforeseen internal control, regulatory, or compliance issues. Additionally, future developments may impair the value of our purchased goodwill or intangible assets or may otherwise negatively affect our ability to achieve the financial, strategic, or other benefits we expect from the acquisitions. For example, certain states have proposed legislation, and Oregon adopted legislation, that would limit, restrict or prohibit corporate entities from owning or managing physician practices, directly, or indirectly, through a managed services organization. If these regulations proliferate, our ability to continue to own certain of our recently acquired businesses in certain jurisdictions and our ability to execute on our strategy may be impacted.
Our results of operations and financial condition may be adversely affected by risks associated with entering new lines of business, and our ability to execute our strategy.
As a result of our recently announced acquisitions, we are entering into new lines of business, including providing physician practice support and management services, that complement our pre-existing businesses. Such new lines of business involve numerous risks and uncertainties that may be different from or more significant than the risks and uncertainties facing our legacy businesses, including risks arising under or related to fraud, waste, and abuse laws, direct or indirect ownership of provider practices, litigation involving physicians, and risks from regulatory or legislative changes that may limit direct or indirect ownership of provider practices or our ability to provide physician practice support and management services. Additionally, these businesses are subject to cybersecurity risks that are, while similar in many respects, incremental to the cybersecurity risks experienced by our legacy businesses. If we are not able to adapt our systems and processes to mitigate these risks, we could experience additional financial losses, including as a result of class action lawsuits.
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
From time to time, our businesses perform business process improvements or infrastructure modernization or use service providers for key systems and processes, such as receiving and processing customer orders, customer service, and accounts payable. These initiatives, transitions, and improvements require an ongoing commitment of resources. If any of these initiatives, including those related to the ongoing implementation of new Enterprise Resource Planning technologies and supply chain optimization initiatives, and initiatives related to artificial intelligence and machine learning, are not successfully or efficiently implemented or maintained, or if our relationship with critical third-party service providers deteriorates, we could experience negative impacts on our business, financial results, and our internal control over financial reporting.

Cardinal Health | Fiscal 2025 Form 10-K	39

Risk Factors

Our business is affected by events outside of our control including public health crises, extreme weather-related events and natural disasters, geopolitical, and other catastrophic events.
We have experienced and expect to continue to experience weather-related impacts to the business, primarily driven by risks to certain physical components of our operations and risks related to the transition to a lower-carbon economy. For example, our properties have experienced physical damage resulting from adverse or extreme weather resulting in increased costs for repairs and may cause disruptions in operations. Additional risks associated with extreme weather may cause social and human effects such as shifts in populations, increased costs for critical services such as transportation, and other adverse effects. These factors may negatively impact cost or availability of certain products, commodities, or energy, and could impair our ability to secure goods and services required for the operation of our business at quantities and levels we require.
Environmental and other climate-related laws and regulations may impose costs, including increased spend associated with carbon pricing mechanisms, data gathering and reporting, third-party attestations, capital expenditures to implement lower greenhouse gas emissions technology, and other measures to reduce emissions. We cannot predict the potential impact on our competitive position, results of operations, or financial condition. A shift in customer or consumer preference towards low-carbon products and services may also place us at a competitive disadvantage if we fail to effectively adjust for these shifts. Our supply chain is subject to these same physical and transitional risks.
Events outside of our control also have, and will continue to, adversely impact our operations and financial results. These events include those related to public health crises, including epidemics or pandemics; geopolitical events or tensions, including civil unrest, trade sanctions, tariffs and other trade restrictions, armed conflicts, or terrorism; or unstable international governments and legal systems. Among other potential affects, these events may have a disruptive and unpredictable impact on our operations and those of our suppliers and vendors, or customers, hinder manufacturing and transportation, result in significant excess costs, lead to shifts in customer demand, or have a negative impact on capital markets. Such events are inherently unpredictable, and our responses may involve the implementation of measures which may not be as successful as intended in mitigating adverse impacts.
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
In fiscal 2025, we performed annual impairment testing and concluded there were no impairments of goodwill for our reporting units as the estimated fair value of each reporting unit exceeded its carrying amount.
Impairment testing involves estimates and significant judgments by management. We believe our assumptions and estimates are reasonable and appropriate; however, additional adverse changes in key assumptions, a failure to meet expected earnings or other financial plans, or unanticipated events and circumstances, an increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates, or a significant change in industry or economic trends could affect the accuracy or validity of such estimates and may result in goodwill impairment. It is possible that we may record significant charges from impairment to our goodwill reporting units, intangibles, and other long-lived assets in the future. Any charge or charges could adversely affect our results of operations.
During fiscal 2024 and 2023, we recorded aggregate goodwill impairment charges of $675 million, and $1.2 billion, respectively, related to GMPD (our former Medical unit) primarily driven by the performance and long-term financial plan assumptions. GMPD had no goodwill balance remaining at June 30, 2024.
See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.

40	Cardinal Health | Fiscal 2025 Form 10-K

Cybersecurity
Cybersecurity
Risk Management and Strategy
As a large healthcare distribution and services company, we are exposed to various cybersecurity threats and cybersecurity risk management is integral to our overall enterprise risk management strategy. We identify, assess, and manage risks related to cybersecurity through documented policies, standards, and procedures. Our approach to detection, mitigation, remediation, and prevention of cybersecurity risks utilizes a range of measures including, among other elements: benchmarking to generally accepted industry standards and frameworks, such as the National Institute of Standards and Technology cybersecurity framework; use of periodic tabletop exercises to promote awareness and improve internal processes; periodic penetration testing; a dedicated staff of cybersecurity professionals; and implementation of security measures and policies intended to identify as well as assist in containing and remediating cybersecurity risks. We maintain cybersecurity incident response, disaster recovery, and business continuity plans that govern activities such as preparation, detection coordination, remediation and recovery, and escalation to senior management and, where appropriate, relevant committees of the Board. These plans are routinely reviewed under the leadership of our Chief Information Security Officer ("CISO"). We also maintain mandatory employee cybersecurity and privacy compliance awareness training, which is supplemented by employee engagement campaigns.
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
To date, we are not aware of cybersecurity incidents that have materially affected or are reasonably likely to materially affect Cardinal Health. However, the scope and impact of any future incident cannot be predicted. For more information, please see Item 1A “Risk Factors” for the risk factor entitled “Our business and results of operations could be adversely affected if we experience a material cyber-attack or other systems breach.”
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
The company’s Board oversees our overall risk management process. The Board has delegated to the Audit Committee primary responsibility for overseeing cybersecurity and other major technology-related risks and our actions to monitor and mitigate such risks. In coordination with the Audit Committee, the Risk Oversight Committee of the Board monitors Cardinal Health’s compliance with applicable legal and regulatory requirements, including with respect to data privacy and security. Our Audit Committee receives at least quarterly updates from the CISO and CIO and the Board receives at least annual cybersecurity updates. Among other items, these updates cover a range of matters relevant to our cybersecurity program, including: the threat environment and related business risks; the state, priorities of, and investments in our cybersecurity program; the availability of cyber insurance; review of certain cybersecurity incidents that have occurred within the company and the industry; and relevant cybersecurity operational metrics.

Cardinal Health | Fiscal 2025 Form 10-K	41

Properties and Legal Proceedings
Properties
In the United States, at June 30, 2025, the Pharma segment operated one national logistics center and a number of primary pharmaceutical and specialty distribution facilities. The GMPD segment operated medical-surgical distribution, assembly, manufacturing, and other operating facilities in the United States.
At June 30, 2025, our GMPD segment also operated manufacturing facilities in Canada, Costa Rica, the Dominican Republic, Germany, Ireland, Japan, Malaysia, Malta, Mexico, Puerto Rico, and Thailand.
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

42	Cardinal Health | Fiscal 2025 Form 10-K

Market for Registrant's Common Equity
Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.”
At July 31, 2025, there were approximately 5,917 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (in millions)
April 2025	7	$133.13	—	$2,743
May 2025	6	150.62	—	2,743
June 2025	7	158.38	—	2,743
Total	20	$147.17	—	$2,743
(1)Reflects 7, 6, and 7 common shares purchased in April, May, and June 2025, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program which will expire on December 31, 2027. As of June 30, 2025, we had $2.7 billion authorized for share repurchases remaining under this program.

Cardinal Health | Fiscal 2025 Form 10-K	43

Market for Registrant's Common Equity
Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 invested at the closing price on June 30, 2020, and is based on the market prices at the end of each fiscal year through and including June 30, 2025, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

400
350
300
250
200
150
100
367.25
215.89
200.05
211.16
187.46
150.51
140.79
132.23
155.61
146.42
127.92
125.85
139.34
100.00
113.38
107.77
2020
2021
2022
2023
2024
2025
S&P 500 Healthcare Index
S&P 500 Index
Cardinal Health, Inc.

	June 30
	2020	2021	2022	2023	2024	2025
Cardinal Health, Inc.	100.00	113.38	107.77	200.05	211.16	367.25
S&P 500 Index	100.00	140.79	125.85	150.51	187.46	215.89
S&P 500 Healthcare Index	100.00	127.92	132.23	139.34	155.61	146.42

44	Cardinal Health | Fiscal 2025 Form 10-K

Reports
Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management has concluded that our internal control over financial reporting was effective as of June 30, 2025.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cardinal Health | Fiscal 2025 Form 10-K	45

Reports
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 12, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 12, 2025

46	Cardinal Health | Fiscal 2025 Form 10-K

Reports
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and August 12, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which they relate.

Cardinal Health | Fiscal 2025 Form 10-K	47

Reports

Valuation of Goodwill
Description of the Matter
The Company performed quantitative assessments of goodwill for the Company’s Navista & ION and Cardinal Health at-Home Solutions reporting units during fiscal year 2025, by comparing the fair values of each of these reporting units with their respective carrying amounts. As discussed in Notes 1 and 5 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or when indicators of impairment exist. During fiscal 2025, there was no impairment recognized related to Navista & ION or Cardinal Health at-Home Solutions.

Auditing management’s goodwill impairment test for Navista & ION and Cardinal Health at-Home Solutions was challenging because there is significant judgement required in determining the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant judgmental assumptions including the revenue growth rate; gross margin; distribution, selling, general and administrative expenses, and company-specific risk premium, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management’s review of significant judgmental assumptions, including the revenue growth rate; gross margin; distribution, selling, general and administrative expenses, and company-specific risk premium, among other assumptions.

To test the estimated fair values of Navista & ION and Cardinal Health at-Home Solutions, we performed audit procedures that included, among others, evaluating methodologies used; involving our valuation specialists to assist with our procedures related to the measurement of the fair values; and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We evaluated the assumptions within the model and tested the model’s computational accuracy. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the result. We have also assessed the adequacy of the Company’s disclosures included in Notes 1 and 5 in relation to this matter.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 12, 2025

48	Cardinal Health | Fiscal 2025 Form 10-K

Financial Statements
Financial Statements and Supplementary Data

Cardinal Health | Fiscal 2025 Form 10-K	49

Financial Statements
Consolidated Statements of Earnings

(in millions, except per common share amounts)	2025	2024	2023
Revenue	$222,578	$226,827	$204,979
Cost of products sold	214,410	219,413	198,105
Gross margin	8,168	7,414	6,874

Operating expenses:
Distribution, selling, general, and administrative expenses	5,382	5,000	4,800
Restructuring and employee severance	88	175	95
Amortization and other acquisition-related costs	464	284	285
Acquisition-related cash and share-based compensation costs	126	—	—
Impairments and (gain)/loss on disposal of assets, net	18	634	1,246
Litigation (recoveries)/charges, net	(185)	78	(304)
Operating earnings	2,275	1,243	752

Other (income)/expense, net	(41)	(9)	5
Interest expense, net	215	51	84
Earnings before income taxes	2,101	1,201	663

Provision for income taxes	532	348	332
Net earnings	1,569	853	331

Less: Net earnings attributable to noncontrolling interests	(8)	(1)	(1)
Net earnings attributable to Cardinal Health, Inc.	$1,561	$852	$330

Earnings per common share attributable to Cardinal Health, Inc.
Basic	$6.48	$3.48	$1.27
Diluted	6.45	3.45	1.26

Weighted-average number of common shares outstanding:
Basic	241	245	261
Diluted	242	247	262
The accompanying notes are an integral part of these consolidated statements.

50	Cardinal Health | Fiscal 2025 Form 10-K

Financial Statements
Consolidated Statements of Comprehensive Income

(in millions)	2025	2024	2023
Net earnings	$1,569	$853	$331

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(3)	(1)	(35)
Net unrealized income/(loss) on derivative instruments, net of tax	15	(15)	(2)
Total other comprehensive income/(loss), net of tax	12	(16)	(37)

Total comprehensive income	1,581	837	294

Less: comprehensive income attributable to noncontrolling interests	(8)	(1)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$1,573	$836	$293
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2025 Form 10-K	51

Financial Statements
Consolidated Balance Sheets

	June 30
(in millions)	2025	2024
Assets
Current assets:
Cash and equivalents	$3,874	$5,133
Trade receivables, net	13,242	12,084
Inventories, net	16,831	14,957
Prepaid expenses and other	2,414	2,663
Assets held for sale	12	47
Total current assets	36,373	34,884

Property and equipment, net	2,858	2,529
Goodwill and other intangibles, net	12,177	6,450
Other assets	1,714	1,258
Total assets	$53,122	$45,121

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$34,713	$31,759
Current portion of long-term obligations and other short-term borrowings	550	434
Other accrued liabilities	3,634	3,447
Total current liabilities	38,897	35,640

Long-term obligations, less current portion	7,977	4,658
Deferred income taxes and other liabilities	8,882	8,035

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued— 271 million shares 327 million shares at June 30, 2025 and 2024, respectively	2,956	2,917
Retained earnings/(accumulated deficit)	783	(286)
Common shares in treasury, at cost: 32 million shares and 83 million shares at June 30, 2025 and 2024, respectively	(6,365)	(5,677)
Accumulated other comprehensive loss	(155)	(167)
Total Cardinal Health, Inc. shareholders' deficit	(2,781)	(3,213)
Noncontrolling interests	147	1
Total shareholders’ deficit	(2,634)	(3,212)
Total liabilities and shareholders’ deficit	$53,122	$45,121
The accompanying notes are an integral part of these consolidated statements.

52	Cardinal Health | Fiscal 2025 Form 10-K

Financial Statements
Consolidated Statements of Shareholders' Deficit

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount	Retained Earnings/(Accumulated Deficit)	Shares	Amount
Balance at June 30, 2022	327	$2,813	$(456)	(54)	$(3,128)	$(114)	$3	$(882)
Net earnings			330				1	331
Other comprehensive loss, net of tax						(37)		(37)
Purchase of noncontrolling interests							(3)	(3)
Employee stock plans activity, net of shares withheld for employee taxes	—	33		3	124			157
Share repurchase program activity		(100)		(25)	(1,907)			(2,007)
Dividends declared			(515)					(515)
Other			(1)					(1)
Balance at June 30, 2023	327	2,746	(642)	(76)	(4,911)	(151)	1	(2,957)
Net earnings			852				1	853
Other comprehensive loss, net of tax						(16)		(16)
Employee stock plans activity, net of shares withheld for employee taxes	—	71		2	93			164
Share repurchase program activity		100		(9)	(859)			(759)
Dividends declared			(496)					(496)
Other							(1)	(1)
Balance at June 30, 2024	327	2,917	(286)	(83)	(5,677)	(167)	1	(3,212)
Net earnings			1,561				8	1,569
Other comprehensive loss, net of tax						12		12
Acquisitions							151	151
Employee stock plans activity, net of shares withheld for employee taxes	—	38		1	70			108
Share repurchase program activity				(6)	(757)			(757)
Retirement of treasury stock	(56)	—		56	—			—
Dividends declared			(492)					(492)
Payments to noncontrolling interests							(12)	(12)
Other		1			(1)	—	(1)	(1)
Balance at June 30, 2025	271	$2,956	$783	(32)	$(6,365)	$(155)	$147	$(2,634)
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2025 Form 10-K	53

Financial Statements
Consolidated Statements of Cash Flows

(in millions)	2025	2024	2023
Cash flows from operating activities:
Net earnings	$1,569	$853	$331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	790	710	692
Impairments and loss on sale of other investments	3	2	7
Impairments and (gain)/loss on disposal of assets, net	18	634	1,246
Share-based compensation	244	121	96
Provision for/(benefit from) deferred income taxes	243	(104)	(40)
Provision for bad debts	53	36	55
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(833)	(996)	(950)
(Increase)/decrease in inventories	(1,816)	1,115	(412)
Increase in accounts payable	2,732	1,824	2,816
Other accrued liabilities and operating items, net	(606)	(433)	(997)
Net cash provided by operating activities	2,397	3,762	2,844
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(5,250)	(1,190)	(10)
Additions to property and equipment	(547)	(511)	(481)
Proceeds from net investment hedge terminations	2	34	29
Purchase of short-term time deposits	—	(550)	—
Proceeds from short-term investment in time deposit	200	350	—
Other investing items, net	2	18	8
Net cash used in investing activities	(5,593)	(1,849)	(454)
Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	3,669	1,139	—
Purchases and payments of noncontrolling interests, net	(12)	—	(3)
Reduction of long-term obligations	(445)	(783)	(579)
Net tax proceeds/(withholding) from share-based compensation	(13)	46	56
Dividends on common shares	(494)	(499)	(525)
Purchase of treasury shares	(765)	(750)	(2,000)
Net cash provided by/(used in) financing activities	1,940	(847)	(3,051)
Effect of exchange rates changes on cash and equivalents	(3)	(9)	(8)
Net increase/(decrease) in cash and equivalents	(1,259)	1,057	(669)
Cash and equivalents at beginning of period	5,133	4,076	4,745
Cash and equivalents at end of period	$3,874	$5,133	$4,076
Supplemental Information:
Cash payments for interest	$315	$214	$203
Net cash payments for income taxes	444	191	156
The accompanying notes are an integral part of these consolidated statements.

54	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Cardinal Health, Inc. is a global healthcare services and products company providing customized solutions for hospitals, healthcare systems, pharmacies, ambulatory surgery centers, clinical laboratories, and physician offices. We provide pharmaceuticals and medical products and cost-effective solutions that enhance the healthcare system and supply chain efficiency. References to “we,” “our,” "us," and similar pronouns in these consolidated financial statements are to Cardinal Health, Inc. and its majority-owned or controlled subsidiaries, unless the context otherwise requires.
Our fiscal year ends on June 30. References to fiscal 2025, 2024, and 2023 in these consolidated financial statements are to the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
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
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates, judgments, and assumptions are used in the accounting and disclosure related to, among other items, allowance for doubtful accounts, inventory valuation and reserves, goodwill and other intangible asset impairment, vendor reserves, loss contingencies (including product liability and self-insurance accruals), and income taxes. Actual amounts may differ from these estimated amounts.
Cash Equivalents
We consider liquid investments purchased with an initial effective maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Receivables and Allowance for Doubtful Accounts
Trade receivables are reported at their estimated collectible amounts and presented net of an allowance for doubtful accounts of $213 million and $233 million at June 30, 2025 and 2024, respectively. In addition to credit losses, the allowance also includes reserves related to customer disputes and late fees billed to customers, which are recognized within our consolidated statements of earnings as reductions of revenue. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, and consider historical experience, pricing discrepancies, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $32 million (current portion $7 million) and $43 million (current portion $14 million) at June 30, 2025 and 2024, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $2 million and $3 million at June 30, 2025 and 2024, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the creditworthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
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

Cardinal Health | Fiscal 2025 Form 10-K	55

Notes to Financial Statements
Major Customers
CVS Health Corporation ("CVS Health") is our only customer that individually accounted for at least 10 percent of revenue and/or gross trade receivables in fiscal 2025. In fiscal 2024, both CVS Health and OptumRx individually accounted for at least 10 percent of revenue and/or gross trade receivables. These customers were primarily serviced through our Pharmaceutical and Specialty Solutions ("Pharma") segment. Our pharmaceutical distribution contracts with OptumRx expired at the end of June 2024.
The following table summarizes historical percent of revenue and gross trade receivables from CVS Health and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2025	2024	2023	2025	2024
CVS Health	30%	24%	25%	26%	22%
OptumRx	—	17%	16%	—	6%
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 27 percent, 16 percent, and 15 percent of revenue for fiscal 2025, 2024, and 2023, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A portion of our inventories (52 percent and 50 percent at June 30, 2025 and 2024, respectively) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharma segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
At June 30, 2025 and 2024, inventories valued at LIFO cost were significantly in excess of the average cost value, respectively. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2025 or 2024.
Our remaining inventory, including inventory in our Global Medical Products and Distribution ("GMPD") segment and certain inventory in our Pharma segment, that is not valued at the lower of LIFO cost or market is stated at the lower of cost, using the first-in, first-out method, or net realizable value. Net realizable value is defined as the estimated selling prices and estimated sales demand in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory, and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $132 million and $149 million at June 30, 2025 and 2024, respectively.
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
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including finance lease assets which are depreciated over the terms of their respective leases. We generally use the following range of useful lives for our property and equipment categories: buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; capitalized software held for internal use—3 to 7 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization of capitalized software of $488 million, $470 million, and $441 million for fiscal 2025, 2024, and 2023, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2025	2024
Land, building, and improvements	$2,178	$1,879
Machinery and equipment	2,685	2,367
Capitalized software held for internal use	1,940	1,744
Furniture and fixtures	136	128
Construction in progress	577	577
Total property and equipment, at cost	7,516	6,695
Accumulated depreciation and amortization	(4,658)	(4,166)
Property and equipment, net	$2,858	$2,529

Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term

56	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
obligations, which was 5 percent at June 30, 2025. The amount of capitalized interest was immaterial for all periods presented.
Business Combinations
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates, and assumptions. Critical estimates and assumptions include: expected future cash flows for customer relationships, trade names, developed technology, and other identifiable intangible assets; discount rates that reflect the risk factors associated with future cash flows; and estimates of useful lives. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates, discount periods, and probabilities assigned to various potential business result scenarios. See Note 2 for additional information regarding our acquisitions.
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
Goodwill impairment testing involves judgment, including the identification of reporting units, qualitative evaluation of events, and circumstances to determine if it is more likely than not that an impairment exists, and, if necessary, the estimation of the fair value of the applicable reporting unit. Following the acquisitions of Integrated Oncology Network ("ION"), GI Alliance ("GIA"), Advanced Diabetes Supply Group ("ADS"), and Urology America we have reassessed our reporting units for goodwill impairment testing.
As of June 30, 2025, our reporting units are: Pharma (excluding Navista & ION and GIA), Navista & ION, GIA, GMPD, Nuclear and Precision Health Solutions, OptiFreight® Logistics, at-Home Solutions, and ADS. We anticipate at-Home Solutions and ADS will be combined as a single reporting unit as the businesses are integrated in the future.
Fair value can be determined using market, income, or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. During fiscal 2025, discount rates used in our reporting unit valuations ranged from 9.5 to 11 percent. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including forecasted operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2025, 2024, and 2023 for our reporting units, which included Navista & ION in fiscal 2025. Due to the recent timing of their acquisitions, GIA and ADS were not included in our annual impairment testing in fiscal 2025 as no indicators of impairment were present.
During fiscal 2024 and 2023, we recognized goodwill impairment charges related to GMPD of $675 million and $1.2 billion, respectively, which were included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings. GMPD had no goodwill balance remaining as of March 31, 2024.
We concluded that there were no impairments of goodwill for the remaining reporting units, excluding GMPD, in fiscal 2025, 2024, and 2023 as the estimated fair value of each reporting unit exceeded its carrying amount.
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

Cardinal Health | Fiscal 2025 Form 10-K	57

Notes to Financial Statements
evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.
Intangible assets with finite lives, primarily customer relationships; trademarks, trade names, and patents; and developed technology, are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets over their estimated useful lives. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset group. Actual results may differ materially from those used in our forecasts.
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
In June 2024, we signed an agreement to sell the West Campus Dublin, Ohio office space. At that time, we met the criteria for the related assets to be classified as held for sale. During fiscal 2025, the purchase agreement was terminated and the related assets were reclassified as assets held for use. We evaluated and recognized an impairment during fiscal 2025.
Investments
Investments in non-marketable equity securities are accounted for under the fair value, equity, or net asset value method of accounting and are included in other assets in the consolidated balance sheets. For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, including adjustments for observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Our share of the earnings and losses are recorded in other (income)/expense, net in the consolidated statements of earnings. We monitor our investments for impairment by considering factors such as the operating performance of the investment and current economic and market conditions.
Leases
Our leases are primarily for corporate and physician offices, distribution facilities, vehicles, and equipment. We determine if an arrangement is a lease at its inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
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
Our lease agreements contain lease components and non-lease components. For all asset classes, we have elected to account for both of these components as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the consolidated financial statements at or for the fiscal years ended June 30, 2025, 2024, and 2023.
We apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2025, 2024, and 2023 was immaterial.
Our leases have remaining lease terms from less than 1 year up to approximately 17 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
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

58	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
vendor issues. Vendor reserves were $96 million and $112 million at June 30, 2025 and 2024 respectively, excluding third-party returns. See "Third-Party Returns" section within this Note for a description of third-party returns.
Distribution Services Agreement and Other Vendor Fees
Our Pharma segment recognizes fees received from distribution services agreements and other fees received from vendors related to the purchase or distribution of the vendors’ inventory when those fees have been earned and we are entitled to payment. Since the benefit provided to a vendor is related to the purchase and distribution of the vendor’s inventory, we recognize the fees as a reduction in the carrying value of the inventory that generated the fees, and as such, a reduction of cost of products sold in our consolidated statements of earnings when the inventory is sold.
Loss Contingencies and Self-Insurance
Loss Contingencies
We accrue for contingencies related to disputes, litigation, and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In connection with the opioid litigation as described further in Note 8, we recorded pre-tax charges of $5.6 billion during fiscal 2021, which were retained at Corporate. In February 2022, we and two other national distributors announced that each company had determined that a sufficient number of political subdivisions had agreed to participate in the previously disclosed National Opioid Settlement Agreement (the "NOSA") to settle the vast majority of the opioid lawsuits filed by states and local governmental entities. This NOSA became effective on April 2, 2022.
During fiscal 2024, we reached agreements to settle claims brought by classes of third-party payors and acute care hospitals, and the City of Baltimore.
We develop and periodically update reserve estimates for all litigation matters, including the Cordis OptEase and TrapEase inferior vena cava ("IVC") claims received to date and expected to be received in the future and related costs. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, blended average payout influenced by claim severity, historical sales data, implant and injury to report lag patterns, and estimated defense costs. At June 30, 2025, we have a total of $56 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our consolidated balance sheets, which includes the $49 million in the qualified settlement fund.
The amount of ultimate loss may differ materially from these estimates. We recognize these estimated loss contingencies, income from favorable resolution of litigation, and certain defense costs in litigation (recoveries)/charges, net in our consolidated statements of earnings. See Note 8 for additional information regarding loss contingencies and product liability lawsuits.
Self-Insurance
We self-insure for employee healthcare, general liability, certain product liability matters, auto liability, property, and workers'
compensation. Self-insurance accruals include an estimate for expected settlements or pending claims, defense costs, administrative fees, claim adjustment costs, and an estimate for claims incurred but not reported.
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
From time to time we enter into agreements that obligate us to make fixed payments upon the occurrence of certain events. Such obligations primarily relate to obligations arising under acquisition transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. There were no material obligations at June 30, 2025.
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

Cardinal Health | Fiscal 2025 Form 10-K	59

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
Other Accrued Liabilities
Other accrued liabilities represent various current obligations, including certain accrued operating expenses, accrued rebates, and taxes payable.
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
In relation to the acquisition of GIA, we concluded that GIA is the primary beneficiary and it consolidates the VIEs. The GIA VIEs do not have a material impact on our consolidated statements of earnings or consolidated statements of cash flows. Total assets and liabilities included in the consolidated balance sheets for the GIA VIEs were $601 million and $187 million, respectively, as of June 30, 2025.
Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income, and net assets that is not attributable to Cardinal Health, Inc. Noncontrolling interests as of June 30, 2025 primarily represents third-party equity interests in ION. See Note 2, for additional information on the acquisition of ION.
Share-Based Compensation
Cardinal Health, Inc. Plan
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

Award Year	Risk-Free Interest Rate (2)	Expected Volatility (3)
2023	3.12%	32.41%
2023 Modified (1)	5.13%	26.58%
2024	4.66%	23.99%
2025	3.89%	24.54%
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
The compensation expense recognized for share-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. All income tax effects of share-based awards are recognized in the consolidated statements of earnings as awards vest or are settled. We classify share-based compensation expense in distribution, selling, general, and administrative ("SG&A") expenses to correspond with the same line item as the majority of the cash compensation paid to employees. If awards are modified in connection with a restructuring activity, the incremental share-based compensation expense is classified in restructuring and employee severance. See Note 15 for additional information regarding share-based compensation.
GIA Share-Based Compensation
GIA, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. In connection with the acquisition of physician practices, GIA issues common units in GIA (collectively the “GIA Units”) to certain physicians and management. The GIA Units contain forfeiture provisions ranging from 36 to 60 months. These forfeiture provisions provide that the unit holders forfeit all or a portion of the GIA Units should they leave GIA, except in certain limited situations, effectively requiring the unit holders to stay employed with the physician practice managed by GIA in order to retain all of the granted GIA Units during the forfeiture period.
These GIA Units are classified as liabilities under Accounting Standards Codification ("ASC") 718. The fair value of the vested GIA Units with no future service requirement are recorded as an assumed liability at the acquisition date. The fair value of GIA Units

60	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
with a future service requirement are recognized on a straight-line basis over the requisite service period.
The fair value of the GIA Units is remeasured at each reporting period using a discounted cash flow method. The compensation costs recognized each period reflects the change in the fair value of the liability for the portion of the awards for which the requisite service has been rendered.
See Note 15 for additional information regarding share-based compensation.
Dividends
We paid cash dividends per common share of $2.02, $2.00, and $1.98 in fiscal 2025, 2024, and 2023, respectively.
Revenue Recognition
We recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of goods or services to customers.
Revenue in our Pharma, GMPD, Nuclear and Precision Health Solutions, and at-Home Solutions operating segments is primarily related to the distribution of pharmaceutical and medical products, which include both manufactured and sourced products, and we recognize at a point in time when title transfers to customers and we have no further obligation to provide services related to such merchandise. OptiFreight® Logistics revenue is related to shipping, freight management, and logistics management services. Service revenues are recognized over the period that services are provided to the customer, reduced by contractual adjustments to third-party payors, discounts and implicit price concessions to customers. Revenues derived from services from all segments are immaterial for all periods presented.
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
Sales Returns and Allowances
Revenue is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, discounts, rebates, and other variable consideration. Sales returns are recorded based on estimates using historical data. Our customer return policies generally require that the product be physically returned, subject to restocking fees. We only allow customers to return products for credit in a condition suitable to be added back to inventory and resold at full value (“merchantable product”) or returned to vendors for credit. Product returns are generally consistent throughout the year and typically are not specific to any particular product or customer.
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates, and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2025 and 2024, the accrual for estimated sales returns and allowances was $447 million and $441 million, respectively, which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $2.2 billion, for fiscal 2025, 2024, and 2023, and the net impact on net earnings in the consolidated statements of earnings was immaterial in fiscal 2025, 2024, and 2023.
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
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $909 million, $866 million, and $835 million, for fiscal 2025, 2024, and 2023, respectively.
Restructuring and Employee Severance
Restructuring activities are programs that are not part of the ongoing operations of our underlying business, such as divestitures, closing and consolidating facilities, changing the way we manufacture or distribute our products, moving manufacturing of a product to another location, changes in production or business process outsourcing or insourcing, employee severance (including rationalizing headcount or other significant changes in personnel), and realigning operations (including realignment of the management structure in response to changing market conditions). Also included within restructuring and employee severance are employee severance costs that are not incurred in connection with a restructuring activity. See Note 4 for additional information regarding our restructuring activities.
Amortization and Other Acquisition-Related Costs
We classify certain costs incurred in connection with acquisitions as amortization and other acquisition-related costs in our consolidated statements of earnings. These costs consist of amortization of acquisition-related intangible assets, amortization as a result of basis differences in equity method investments,

Cardinal Health | Fiscal 2025 Form 10-K	61

Notes to Financial Statements
transaction costs, integration costs, and changes in the fair value of contingent consideration obligations. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate, and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations and, in the case of the significant acquisitions with international operations, to stand-up the systems and processes needed to support an expanded geographic footprint. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in amortization and other acquisition-related costs. See Note 5 for additional information regarding amortization of acquisition-related intangible assets.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2025 and 2024 are presented in Note 12. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in the respective financial statement line item.
Interest Rate, Currency, and Commodity Risk
All derivative instruments are recognized at fair value on the consolidated balance sheets and all changes in fair value are recognized in net earnings or shareholders’ equity through AOCI, net of tax.
For contracts that qualify for hedge accounting treatment, the hedge contracts must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedge effectiveness is assessed periodically. Any contract not designated as a hedge, or so designated but ineffective, is adjusted to fair value and recognized immediately in net earnings. If a fair value or cash flow hedge ceases to qualify for hedge accounting treatment, the contract continues to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value are recognized immediately in net earnings. If a forecasted transaction is probable not to occur, amounts previously deferred in AOCI are recognized immediately in net earnings. Interest payments received from the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net in the consolidated statements of earnings.
See Note 11 for additional information regarding our derivative instruments, including the accounting treatment for instruments designated as fair value, cash flow, net investment, and economic hedges.
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
Recently Adopted Financial Accounting Standards.
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. The Company adopted the new guidance in our fiscal 2025 Form 10-K. The new standard did not have an impact on the company's consolidated financial statements but required additional disclosures. See Note 14 for additional information.
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

62	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
disaggregated disclosures of certain categories of expenses which are included in any relevant income statement expense caption on an annual and interim basis. Additionally, the guidance requires the disclosure of total selling expenses and, in annual reporting periods, an entity's definition of selling expenses. This guidance will be effective for us in our fiscal 2028 Form 10-K and should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adoption of this guidance on our disclosures.
2. Acquisitions
Advanced Diabetes Supply Group ("ADS")
On April 1, 2025, we completed the acquisition of ADS, one of the country's leading diabetic medical supplies providers to patients in the home, for a purchase price of approximately $1.1 billion in cash, subject to certain adjustments. ADS serves approximately 500,000 patients annually by providing diabetes therapies from leading manufacturers. ADS is part of our at-Home Solutions operating segment and we report ADS results in Other.
We financed the acquisition of ADS with a combination of cash on hand and cash proceeds from new debt financing as described in Note 6.
Transaction and integration costs associated with the ADS acquisition were $31 million during fiscal 2025.
GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of a 73 percent ownership interest in GIA, a gastroenterology management services organization, for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments. Beginning on the third anniversary of the closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding interests. GIA's management services organization platform includes over 900 physicians across 345 practice locations in 20 states and has the ability to further expand both geographically and in other key therapeutic areas.
We have accounted for the acquisition of the ownership interest in GIA as a business combination in accordance with ASC 805. We consolidate the results of GIA in our consolidated financial statements and report those consolidated results within our Pharma segment.
Additionally, on May 30, 2025, we, through GIA, completed the acquisition of Urology America, a urology management services organization, for a purchase price of $360 million in cash and GIA equity, subject to certain adjustments.
Transaction and integration costs associated with the GIA acquisitions were $75 million during fiscal 2025.
Integrated Oncology Network ("ION")
On December 2, 2024, we completed the acquisition of ION, a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash, subject to certain adjustments. ION is a management services organization that supports more than 50 practice sites in 10 states representing more than 100 providers. ION supports a continuum of care across its member sites including medical oncology, radiation oncology, urology diagnostic testing, and other ancillary services. As part of the transaction, ION practices were integrated into Navista, our managed services organization intended to enhance efficiency for providers and patients, enable additional capabilities, and increase practice profitability of independent community oncologists. We report ION results within our Pharma segment. The portion of ION net earnings attributable to noncontrolling interest holders is reported as a reduction to net earnings in the consolidated statements of earnings. The acquisition was funded with available cash on hand.
Transaction and integration costs associated with the ION acquisition were $30 million during fiscal 2025.
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
Transaction and integration costs associated with the Specialty Network acquisition were $7 million and $16 million during fiscal 2025 and 2024, respectfully.
The acquisitions have positively impacted respective segment revenue and segment profit while increasing amortization and other acquisition-related costs and acquisition-related cash and share-based compensation costs during fiscal 2025.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of Urology America, ADS, GIA, and ION are not yet finalized and are subject to adjustment as we complete the valuation analysis of these acquisitions. The purchase prices are also subject to adjustment based on working capital requirements as set forth in the acquisition agreement.

Cardinal Health | Fiscal 2025 Form 10-K	63

Notes to Financial Statements
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Urology America, ADS, GIA, ION, and Specialty Networks:

(in millions)	Urology America	ADS	GIA	ION	Specialty Networks
Identifiable intangible assets:
Customer intangibles (1)	$—	$472	$—	$226	$480
Trade names (2)	33	28	200	73	15
Developed technology and Other (3)	—	—	—	—	20
Non-competition agreements (4)	—	—	23	—	5
Total identifiable intangible assets acquired	33	500	223	299	520

Identifiable net assets/(liabilities):
Cash and equivalents	4	14	53	8	23
Trade receivables, net	24	97	191	59	17
Inventories	3	78	21	4	—
Prepaid expenses and other	3	8	14	5	2
Property and equipment, net	28	1	75	39	—
Other assets	41	376	312	52	—
Accounts payable	(20)	(104)	(89)	(10)	—
Current portion of long-term obligations and other short-term borrowings	—	—	(1)	(3)	—
Other accrued liabilities	(11)	(493)	(173)	(39)	(13)
Long-term obligations, less current portion	(6)	—	(15)	(14)	—
Deferred income taxes and other liabilities	(46)	(12)	(947)	(90)	(120)
Total identifiable net assets/(liabilities) acquired	53	465	(336)	310	429
Noncontrolling interest	—	—	—	(151)	—
Goodwill	307	578	3,124	910	784
Total net assets acquired	$360	$1,043	$2,788	$1,069	$1,213
(1)    The weighted-average useful life of customer intangibles ranges from 10 years to 20 years.
(2)    The weighted-average useful life of trade names ranges from 2 years to 10 years.
(3)    The weighted-average useful life of developed technology and other is 8 years.
(4)    The weighted-average useful life of non-competition agreements is 4 years.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The discount rates used to arrive at the present values of the identifiable intangible assets for Urology America, ADS, GIA, ION, and Specialty Networks ranged from 7 to 20 percent, and reflect their internal rates of return and uncertainty in the cash flow projections, which is reflective of market participant assumptions.
The estimated fair value of ION customer intangibles (customer contracts) were determined using an income-based approach, which includes market participant expectations of the cash flows that an asset could generate over its remaining useful life, discounted back to present value using an appropriate rate of return.
The estimated fair value of ADS customer intangibles (payor contracts) were determined using a multi-period excess earnings method, which estimates an intangible asset's value based on the present value of the incremental after-tax cash flows (or “excess earnings”) attributable only to the intangible asset.
The fair value of the Urology America, ADS, GIA, and ION trademark intangible assets were determined utilizing the relief from royalty method, an income-based approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
The fair value of the non-compete intangibles acquired from GIA were determined by applying the differential cash flow method which compares the present value of cash flows with and without the non-compete agreements in place.
The vested GIA Units were recognized at their acquisition date fair values of $739 million in deferred income taxes and other liabilities in the consolidated balance sheet. The valuation of the GIA Units utilizes significant unobservable inputs and thus represents a recurring Level 3 fair value measurement. The fair value of the GIA Units was determined using a discount rate of 9.5% and an estimated weighted average service period of two years.
The noncontrolling interest for ION was recognized at the acquisition-date fair value of $151 million.
The allocation of the fair value of assets acquired and liabilities assumed for the Specialty Networks acquisition was finalized during fiscal 2025, resulting in goodwill of $784 million. There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for the Specialty Networks acquisition from those disclosed in our fiscal 2024 Form 10-K.

3. Divestitures
Outcomes
On June 5, 2023, we signed a definitive agreement to contribute the Outcomes™ business to TDS, a portfolio company of BlackRock Long Term Private Capital and GTCR, in exchange for a 16 percent equity interest in the combined entity. The transaction closed on July 10, 2023 and we recognized a pre-tax gain of $53 million during the three months ended September 30, 2023, which was included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings. This gain includes our initial recognition of an equity method investment in the combined entity for $147 million, which was recorded in other assets in our consolidated balance sheets.
We determined that the divestiture of the Outcomes™ business does not meet the criteria to be classified as discontinued

64	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
operations. The Outcomes™ business operated and its results were reported within our Pharma segment before the divestiture.

4. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

(in millions)	2025	2024	2023
Employee-related costs	$61	$95	$39
Facility exit and other costs	27	80	56
Total restructuring and employee severance	$88	$175	$95
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs, and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional project management and other service fees to support divestitures, costs associated with vacant facilities, and certain other divestiture-related costs.
Restructuring and employee severance costs in fiscal 2025, 2024, and 2023 include costs related to certain initiatives to rationalize our manufacturing operations and the implementation of certain enterprise-wide cost-savings measures. The increase in restructuring and employee severance in fiscal 2024 was primarily due to estimated severance costs related to these cost-savings measures and costs related to certain projects resulting from the reviews of our strategy, portfolio, capital-allocation framework, and operations. During fiscal 2023, restructuring and employee severance included costs related to the divestiture of the Cordis business.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2023	$44	$2	$46
Additions	74	13	87
Payments and other adjustments	(26)	(10)	(36)
Balance at June 30, 2024	92	5	97
Additions	40	—	40
Payments and other adjustments	(53)	(5)	(58)
Balance at June 30, 2025	$79	$—	$79
5. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the two reportable segments and the remaining operating segments, included in Other and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution (1)	Other (2) (3)	Total
Balance at June 30, 2023	$2,762	$681	$1,170	$4,613
Goodwill acquired, net of purchase price adjustments	793	(3)	—	790
Foreign currency translation adjustments and other	—	(3)	—	(3)
Goodwill Impairment	—	(675)	—	(675)
Balance at June 30, 2024	$3,555	$—	$1,170	$4,725
Goodwill acquired, net of purchase price adjustments	4,389	—	578	4,967
Foreign currency translation adjustments and other	(1)	—	—	(1)
Balance at June 30, 2025	$7,943	$—	$1,748	$9,691
(1)    At June 30, 2025 and 2024, the GMPD segment accumulated goodwill impairment loss was $5.4 billion.
(2)    At June 30, 2025 and 2024, the Nuclear and Precision Health Solutions accumulated goodwill impairment loss was $829 million.
(3)    Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.

The increase in the Pharma segment goodwill is primarily due to the GIA and ION acquisitions that occurred during fiscal 2025. The increase in the Other segment goodwill is due to the ADS acquisition that occurred during fiscal 2025. Goodwill recognized in connection with these acquisitions primarily represent the expected benefits from the expected growth from new customers, the assembled workforce of the acquired entities, and synergies of integrating these businesses. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.
During fiscal 2025, we did not identify any indicators of impairment within our reporting units.
We performed interim quantitative goodwill impairment testing for GMPD at September 30, 2023 and March 31, 2024, which resulted in pre-tax goodwill impairment charges of $585 million and $90 million, respectively. GMPD goodwill was fully impaired during the third quarter of fiscal 2024. During fiscal 2023, GMPD had cumulative pre-tax impairment charges of $1.2 billion. These goodwill impairment charges are recorded in impairments and

Cardinal Health | Fiscal 2025 Form 10-K	65

Notes to Financial Statements

(gain)/loss on disposal of assets, net in our consolidated statements of earnings.
In connection with the divestiture of the Outcomes business, during fiscal 2023, we allocated and reclassified $24 million of goodwill from the Pharma operating segment to the Outcomes disposal group based on the estimated relative fair values of the business to be disposed of and the portion of the reporting unit that was retained.
Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2025
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$13	$—	$13	N/A
Total indefinite-life intangibles	13	—	13	N/A
Definite-life intangibles:
Customer intangibles	3,876	2,639	1,237	11
Trademarks, trade names, and patents	1,340	459	881	8
Developed technology and other	1,030	726	304	6
Non-Competition Agreements	72	21	51	4
Total definite-life intangibles	6,318	3,845	2,473	10
Total other intangible assets	$6,331	$3,845	$2,486	N/A

	2024
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$12	$—	$12
Total indefinite-life intangibles	12	—	12
Definite-life intangibles:
Customer intangibles	3,628	2,431	1,197
Trademarks, trade names, and patents	561	408	153
Developed technology and other	1,047	684	363
Total definite-life intangibles	5,236	3,523	1,713
Total other intangible assets	$5,248	$3,523	$1,725
The increase in definite-life intangibles is primarily due to the ADS, GIA, and ION acquisitions. Total amortization of intangible assets was $303 million, $264 million, and $281 million for fiscal 2025, 2024, and 2023, respectively. The estimated annual amortization for intangible assets for fiscal 2026 through 2030 is as follows: $360 million, $364 million, $330 million, $307 million, and $284 million.

6. Leases
The following table summarizes the components of lease cost:

(in millions)	2025	2024	2023
Operating lease cost	$157	$120	$112
Finance lease cost	51	39	31
Variable lease cost	43	31	21
Total lease cost	$251	$190	$164
Variable lease cost primarily includes payments for property taxes, maintenance, and insurance.
The following table summarizes supplemental balance sheet and other information related to leases at June 30:

(in millions)	2025[1]	2024
Operating Leases
Operating lease right-of-use assets	$758	$475

Current portion of operating lease liabilities	164	117
Long-term operating lease liabilities	654	400
Total operating lease liabilities	818	517

Finance Leases
Finance lease right-of-use assets	192	102

Current portion of finance lease liabilities	44	33
Long-term finance lease liabilities	157	75
Total finance lease liabilities	$201	$108

Weighted-average remaining lease term (years)
Operating leases	5.9 years	5.5 years
Finance leases	6.3 years	4.1 years

Weighted-average discount rate
Operating leases	3.9%	4.1%
Finance leases	4.6%	4.4%
1 Increases in the right-of-use asset and liability balances are primarily due to acquisitions.

66	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements

Operating leases are included in other assets, other accrued liabilities, and deferred income taxes and other liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings, and long-term obligations, less current portion in our consolidated balance sheets.
The following table summarizes supplemental cash flow information related to leases:

(in millions)	2025	2024	2023
Cash paid for lease liabilities:
Operating cash flows paid for operating leases	$167	$124	$119
Financing cash flows paid for finance leases	53	36	31
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	130	143	75
New finance leases	107	55	42
Future lease payments under non-cancellable leases as of June 30, 2025 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
2026	$197	$52	$249
2027	174	45	219
2028	146	35	181
2029	111	25	136
2030	97	19	116
Thereafter	199	57	256
Total future lease payments	924	233	1,157
Less: imputed interest	106	32	138
Total lease liabilities	$818	$201	$1,019
7. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2025	2024
3.5% Notes due 2024	—	401
3.75% Notes due 2025	501	507
4.7% Notes due 2026	498	—
3.41% Notes due 2027	1,206	1,191
5.125% Notes due 2029	645	644
5.0% Notes due 2029	745	—
5.45% Notes due 2034	501	491
5.35% Notes due 2034	989	—
4.6% Notes due 2043	323	308
4.5% Notes due 2044	338	330
4.9% Notes due 2045	438	423
4.368% Notes due 2047	566	563
5.75% Notes due 2054	641	—
7.0% Debentures due 2026	124	124
Floating Rate Term Loan due 2028	799	—
Other Obligations	213	110
Total	8,527	5,092
Less: current portion of long-term obligations and other short-term borrowings	550	434
Long-term obligations, less current portion	$7,977	$4,658
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2026 through 2030 and thereafter are as follows: $553 million, $1.9 billion, $834 million, $670 million, $764 million, and $3.9 billion.
Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $34.7 billion and $31.8 billion at June 30, 2025 and 2024, respectively.
During fiscal 2025, we issued additional debt, with the aggregate principal amount of $2.9 billion, to fund a portion of the consideration payable in connection with the GIA and ADS acquisitions and for general purposes. The notes issued are $500 million aggregate principal amount of 4.7% Notes that mature on November 15, 2026, $750 million aggregate principal amount of 5.0% Notes that mature on November 15, 2029, $1.0 billion aggregate principal amount of 5.35% Notes that mature on

Cardinal Health | Fiscal 2025 Form 10-K	67

Notes to Financial Statements

November 15, 2034, and $650 million aggregate principal amount of 5.75% Notes that mature on November 15, 2054. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs, were $2.9 billion.
During fiscal 2025, we repaid the full principal of $400 million of the 3.5% Notes due 2024 at maturity with proceeds from the debt issuance in fiscal 2024, $200 million of which were invested in short-term time deposits and classified as prepaid expenses and other in our consolidated balance sheets at June 30, 2024. All short-term time deposits related to the debt issuance in fiscal 2024 have matured.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity include a $3.0 billion commercial paper program backed by a $2.0 billion revolving credit facility that expires in February 2028 and a $1.0 billion 364-Day revolving credit facility that expires in October 2025. We also have a $1.0 billion committed receivables sales facility.
On December 5, 2024, we entered into a term loan credit agreement that, among other things, provides commitments for a term loan facility in an aggregate amount of up to $1.0 billion. On April 1, 2025, we closed on our acquisition of ADS and borrowed $800 million under this term loan facility. The loan provided under this term loan credit agreement will mature in April 2028 and allows for prepayment, which may be accelerated pursuant to certain conditions specified in the credit agreement. Interest rates on borrowings will be based on prevailing interest rates, benchmarked based on Term SOFR and subject to our credit ratings.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2025, we were in compliance with this financial covenant.
At June 30, 2025 and 2024, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $1 million at both June 30, 2025 and 2024.
During fiscal 2025, we had a daily maximum amount outstanding under our commercial paper and committed receivables programs of $633 million.
We had no amounts outstanding as of June 30, 2025 under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $31 million at both June 30, 2025 and 2024.
We had no amounts outstanding under the commercial paper program as of June 30, 2025 and 2024.
The $213 million and $110 million balance of other obligations at June 30, 2025 and 2024, respectively, consisted of finance leases and short-term borrowings.

68	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
8. Commitments, Contingent Liabilities, and Litigation
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
Contingencies
New York Opioid Stewardship Act
In 2018, the State of New York adopted the Opioid Stewardship Act (the "OSA"), which created an aggregate $100 million annual assessment on all manufacturers and distributors that was assessed based on each manufacturer or distributor's share of the total morphine milligram equivalents sold or distributed in New York, the applicability of which was ultimately limited to two years (2017 and 2018).
Since fiscal 2021, we have made certain payments to New York State for our portion of the assessment. However, we, and other distributors, challenged the OSA as unconstitutional. In May 2024, the New York Appellate Division held that the 2017 assessment was unconstitutionally retroactive, directing a refund of assessments paid for calendar year 2017, but upheld the 2018 assessment. In fiscal 2025, both parties agreed to a settlement which will result in a refund of the portion we paid for calendar year 2017. The refund will be recognized upon receipt of the settlement.
Legal Proceedings
We become involved from time to time in disputes, litigation, and regulatory matters.
From time to time, we determine that products we distribute, source, manufacture, or market do not meet our specifications, regulatory requirements, or published standards. When we or a regulatory agency identify a potential quality or regulatory issue, we investigate and take appropriate corrective action. Such actions have led to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, restrictions on importation, product liability claims and lawsuits, and can lead to action by regulators. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
From time to time, we become aware through employees, internal audits, or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption, or anti-bribery laws. When we become aware of such possible compliance matters, we investigate internally and take appropriate corrective action. In addition, from time to time, we receive subpoenas or requests for information from various federal or state agencies relating to our business or to the business of a customer, supplier, or other industry participants. Internal investigations, subpoenas, or requests for information could directly or indirectly lead to the assertion of claims or the commencement of legal proceedings against us or result in sanctions.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our consolidated statements of earnings; however, losses and recoveries of lost profits from disputes that occur in the ordinary course of business are included within segment profit.
Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. We regularly review litigation matters to determine whether an accrual is appropriate or, where applicable, whether our accrual is adequate. The amount of ultimate loss may differ materially from amounts accrued, whether as a result of settlement discussions, a judicial decision or verdict, or otherwise. Unless otherwise disclosed, we are not able to estimate a range of reasonably possible losses, or additional losses for these matters.
Opioid Lawsuits and Investigations
As of June 30, 2025, we have $4.9 billion accrued for the opioid-related matters described below, of which $628 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our consolidated balance sheets. During fiscal 2025, we made payments totaling $798 million, which included our fourth annual payment under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities and payments related to the

Cardinal Health | Fiscal 2025 Form 10-K	69

Notes to Financial Statements
settlement agreements with the City of Baltimore and classes of third-party payors and acute care hospitals.
During fiscal 2025, there were no material expenses recognized for these matters. During fiscal 2024, we recognized expense of $340 million in connection with opioid-related matters, including agreements to settle claims brought by classes of third-party payors and acute care hospitals, and settlements with the City of Baltimore and the State of Alabama. This expense was partially offset by a benefit of $105 million related to prepayments at a prenegotiated discount of certain future payments totaling $344 million.
States & Political Subdivisions
In April 2022, we along with two other national distributors (collectively, the "Distributors"), without admitting liability or wrongdoing, became parties to the NOSA to settle the vast majority lawsuits and claims brought by states and political subdivisions related to the distribution of opioid pain medications. In addition to the Distributors, parties to the NOSA include 48 states, the District of Columbia, and 5 U.S. territories. The NOSA also resulted in the resolution of the opioid-related claims of over 99 percent of political subdivisions in settling states (together with settling states and territories, the “Settling Governmental Entities").
Through July 2025, we have paid the Settling Governmental Entities approximately $2.2 billion and we expect to pay Settling Governmental Entities additional amounts up to $4.1 billion through 2038. As required under the NOSA, a monitor is overseeing compliance with the Injunctive Relief provisions of the NOSA until 2027 and the distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund until 2032.
During fiscal 2024, we recognized a $22 million charge in litigation (recoveries)/charge, net in the consolidated statements of earnings related to agreements with the Alabama Attorney General to pay approximately $123 million to the State of Alabama over a period of ten years and with the City of Baltimore to resolve their opioid-related claims for approximately $153 million.
West Virginia subdivisions and Native American tribes were not a part of the NOSA. In July 2022, a judgment in favor of the Distributors was entered in bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington Plaintiffs have appealed this decision to the Fourth Circuit Court of Appeals. In July 2022, we entered into separate agreements to settle the opioid-related claims of the majority of remaining West Virginia subdivisions and Native American Tribes for approximately $124 million over eleven years and $136 million over five years, respectively.
We have now resolved the opioid-related claims of all 50 states and the District of Columbia.
Private Plaintiffs
The NOSA does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. There were approximately 291 lawsuits brought by private plaintiffs pending as of August 8, 2025. Of these, approximately 11 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all these matters.
Following resolution discussions with certain private plaintiffs during the six months ended December 31, 2024, Distributors finalized agreements with classes of third-party payors and acute care hospitals. Our portion of these settlements totaled $213 million. The settlement with the class of third-party payors was approved by the court in January 2025 and was finalized in August 2025. The settlement with the class of acute care hospitals was approved by the court in March 2025 and became final in April 2025.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. We received insurance recoveries related to these matters of $25 million and $34 million during fiscal 2025 and 2024, respectively. $12 million of the recoveries from our insurers in fiscal 2025 were recorded in the Pharma segment. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of June 30, 2025.
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
Cordis IVC Filter Matters
We have been named as a defendant in product liability lawsuits involving claims by plaintiffs that allege personal injuries associated with the use of IVC filter products. These lawsuits sought a variety of remedies, including unspecified monetary damages. The divestiture of the Cordis business did not include product liability related to the IVC filters in the U.S. and Canada, which we retained.
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

70	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
We have also entered into other agreements, which, in addition to the settlement discussed above, resolved the vast majority of IVC filter product liability claims. These settlements will not resolve all IVC filter product liability claims, and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
We recognized income of $103 million during fiscal 2023, primarily related to a reduction of the reserve for the estimated settlement and defense costs for these matters due to the execution of the settlements noted above. At June 30, 2025, we have a total of $56 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our consolidated balance sheets, which includes the $49 million in the qualified settlement fund.
Other Civil Litigation
Generic Pharmaceutical Pricing Antitrust Litigation
In December 2019, pharmaceutical distributors including us were added as defendants in a civil class action lawsuit filed by indirect purchasers of generic drugs, such as hospitals and retail pharmacies. The indirect purchaser case is part of a multidistrict litigation consisting of multiple individual class action matters consolidated in the Eastern District of Pennsylvania. The indirect purchaser plaintiffs allege that pharmaceutical distributors encouraged manufacturers to increase prices, provided anti-competitive pricing information to manufacturers, and improperly engaged in customer allocation. In May 2020, the court granted our motion to dismiss. In July 2022, the indirect purchasers filed an amended complaint and, in August 2022, we filed a motion to dismiss the amended complaint. In February 2025, the court granted our motion to dismiss, with prejudice.
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $171 million, $117 million, and $130 million during fiscal 2025, 2024, and 2023, respectively.

9. Income Taxes
Earnings before Income Taxes and Provision for Income Taxes
The following table summarizes earnings before income taxes:

(in millions)	2025	2024	2023
U.S. operations	$1,715	$892	$316
Non-U.S. operations	386	309	347
Earnings before income taxes	$2,101	$1,201	$663
The following table summarizes the components of provision for/(benefit from) income taxes:

(in millions)	2025	2024	2023
Current:
Federal	$135	$305	$219
State and local	72	68	69
Non-U.S.	82	79	84
Total current	$289	$452	$372

Deferred:
Federal	$205	$(89)	$(23)
State and local	39	12	11
Non-U.S.	(1)	(27)	(28)
Total deferred	$243	$(104)	$(40)
Provision for income taxes	$532	$348	$332
Tax Effects of Goodwill Impairment Charges
During fiscal 2024 and 2023, we recognized cumulative pre-tax goodwill impairment charges of $675 million, $1.2 billion, respectively, related to GMPD. The net tax benefits related to these charges were $58 million and $92 million during fiscal 2024 and 2023, respectively.
Effective Tax Rate
The following table presents a reconciliation of the provision based on the federal statutory income tax rate to our effective income tax rate:

	2025	2024	2023
Provision at Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.0	3.1	6.5
Tax effect of foreign operations	0.2	(1.6)	(5.4)
Nondeductible/nontaxable items	0.7	(0.1)	(1.1)
Impact of Divestitures	—	—	(1.9)
Withholding Taxes	0.3	1.0	1.0
Change in Valuation Allowances	0.1	(1.1)	(5.1)
US Taxes on International Income (1)	(1.3)	(2.1)	0.6
Impact of Resolutions with IRS and other related matters	(0.1)	0.4	0.3
Opioid litigation	0.2	1.0	0.1
Goodwill Impairment	—	8.7	33.8
Specialty Alliance Share-based Compensation	1.4	—	—
Other	(1.2)	(1.4)	0.2
Effective income tax rate	25.3%	28.9%	50.0%
(1) Includes the tax impact of the Foreign-Derived Intangible Income ("FDII") deduction offset by Global Intangible Low-Taxed Income ("GILTI") tax, and other foreign income that is taxable under the U.S. tax code.
The income tax rate was 25.3%, 28.9%, and 50.0% in fiscal 2025, 2024, and 2023, respectively. Included in the effective tax rate for fiscal 2025 were non-deductible share based compensation costs for The Specialty Alliance and non-deductible transaction costs. Included in the effective tax rate for fiscal 2024 and 2023 was

Cardinal Health | Fiscal 2025 Form 10-K	71

Notes to Financial Statements
$58 million and $92 million of benefit, respectively, related to goodwill impairment charges related to our GMPD segment. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may impact our self-insurance loss, which could negatively impact our financial position.
Our effective tax rate has benefits from negotiated lower than statutory tax rates in select foreign jurisdictions which individually are not material to our effective tax rate but in aggregate had a favorable tax impact of approximately $17 million during fiscal 2025.
As of June 30, 2025, foreign earnings of approximately $1.0 billion are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2025.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.
The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2025	2024
Deferred income tax assets:
Receivable basis difference	$26	$81
Accrued liabilities	651	749
Share-based compensation	23	28
Loss and tax credit carryforwards	386	512
Deferred tax assets related to uncertain tax positions	47	45
Other	97	76
Total deferred income tax assets	1,230	1,491
Valuation allowance for deferred income tax assets	(254)	(300)
Net deferred income tax assets	$976	$1,191

Deferred income tax liabilities:
Inventory basis differences	$(1,103)	$(1,122)
Property-related	(358)	(350)
Goodwill and other intangibles	(834)	(710)
Self-Insurance	(981)	(981)
Total deferred income tax liabilities	$(3,276)	$(3,163)
Net deferred income tax liability	$(2,300)	$(1,972)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction and for uncertain tax positions, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2025	2024
Noncurrent deferred income tax asset (1)	$64	$72
Noncurrent deferred income tax liability (2)	(2,364)	(2,044)
Net deferred income tax liability	$(2,300)	$(1,972)
(1)Included in other assets in the consolidated balance sheets.
(2)Included in deferred income taxes and other liabilities in the consolidated balance sheets.
At June 30, 2025 we had gross federal, state, and international loss and credit carryforwards of $154 million, $11.6 billion, and $1.1 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $386 million. Substantially all of these carryforwards are available for at least three years. Approximately $244 million of the valuation allowance at June 30, 2025 applies to certain federal, state, and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
Unrecognized Tax Benefits
We had $879 million, $981 million, and $1.0 billion of unrecognized tax benefits at June 30, 2025, 2024, and 2023, respectively. The June 30, 2025, 2024, and 2023 balances include $871 million, $882 million, and $878 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2025	2024	2023
Balance at beginning of fiscal year	$981	$1,015	$948
Additions for tax positions of the current year	8	30	25
Additions for tax positions of prior years	15	28	133
Reductions for tax positions of prior years	(101)	(87)	(16)
Settlements with tax authorities	(22)	(3)	(73)
Expiration of the statute of limitations	(2)	(2)	(2)
Balance at end of fiscal year	$879	$981	$1,015
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the U.S. Internal Revenue Service ("IRS") or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits, or the expiration of statutes of limitations. We expect any changes to the unrecognized benefits in the next 12 months will not be material.

72	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2025, 2024, and 2023, we had $65 million, $65 million, and $65 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. As a result of our IRS audit settlements and carryback claim, an immaterial amount of interest was recorded in fiscal 2025, 2024, and 2023.
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

10. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,672	$—	$—	$1,672
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(48)	—	(48)
Share-based awards (3)	—	—	(843)	(843)

	2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,442	$—	$—	$1,442
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(87)	—	(87)
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
(3)The shared-based awards are comprised of liability-classified awards, as defined under ASC 718, resulting from the acquisition of GIA. The fair value of the GIA Units is determined using the discounted cash flow method. These are presented in deferred income taxes and other liabilities within the consolidated balance sheets. See Note 15 for additional information.

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

Cardinal Health | Fiscal 2025 Form 10-K	73

Notes to Financial Statements
manage the price risk associated with certain forecasted purchases.
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2025	2024
Assets:
Cross-currency swap (1)	$—	$12
Foreign currency contracts (1)	6	1
Pay-floating interest rate swaps (1)	14	3
Total assets	$20	$16

Liabilities:
Cross-currency swap (2)	$24	$1
Foreign currency contracts (2)	1	8
Pay-floating interest rate swaps (2)	43	94
Total liabilities	$68	$103
(1)    Included in other assets in the consolidated balance sheets.
(2)    Included in deferred income taxes and other liabilities in the consolidated balance sheets.
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings. During fiscal 2025, 2024, and 2023 there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During fiscal 2024 and 2023, we entered into pay-floating interest rate swaps with total notional amounts of $500 million, and $300 million, respectively. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets.
The following tables summarize the outstanding interest rate swaps designated as fair value hedges at June 30, 2025 and 2024:

(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,600	Jun 2027	-	Feb 2031
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2025	2024	2023
Pay-floating interest rate swaps (1)	$51	$2	$(50)
Fixed-rate debt (1)	(51)	(2)	50
(1)     Included in interest expense, net in the consolidated statements of earnings.

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
Gains currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are $5 million.
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2025 and 2024, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Canadian dollar, Mexican peso, Chinese renminbi, Thai baht, and Philippine peso.
We enter into commodity contracts to manage the price risk associated with forecasted purchases of certain commodities used in our GMPD segment.
The following tables summarize the outstanding cash flow hedges at June 30:

	2025
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$381	Jul 2025	-	Jun 2026

	2024
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$401	Jul 2024	-	Jun 2025
The following table summarizes the pre-tax gain/(loss) included in OCI for derivative instruments designated as cash flow hedges:

(in millions)	2025	2024	2023
Foreign currency contracts	$11	$(7)	$(2)

74	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements
The following table summarizes the pre-tax gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2025	2024	2023
Foreign currency contracts (1)	$3	$1	$9
Foreign currency contracts (2)	(6)	4	2
Foreign currency contracts (3)	(1)	—	1
Forward interest rate swaps (4)	2	2	2
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
In February 2025, we terminated the €100 million ($107 million) cross-currency swaps entered into in March 2023 and received net settlement in cash of $2 million, recorded in proceeds from net investment hedge terminations in our consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were a $33 million loss and a $26 million gain during fiscal 2025 and 2024, respectively. Gains recognized in interest expense, net in the consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were $9 million and $14 million during fiscal 2025 and 2024, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions, and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net in the consolidated statements of earnings. The principal currencies managed through foreign currency contracts are the Canadian dollar, euro, Chinese renminbi, Mexican peso, and Brazilian real.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2025
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$194	Jul 2025

	2024
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$178	Jul 2024
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2025	2024	2023
Foreign currency contracts	$(6)	$1	$(7)
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2025 and 2024 approximate fair value due to their short-term maturities.

Cardinal Health | Fiscal 2025 Form 10-K	75

Notes to Financial Statements
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2025	2024
Estimated fair value	$8,388	$4,891
Carrying amount	8,527	5,092
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2025		2024
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$1,600	$(29)	$1,600	$(91)
Foreign currency contracts	575	5	579	(7)
Cross-currency swap	332	(24)	334	11

12. Shareholders' Deficit
At June 30, 2025 and 2024, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The Class A common shares and Class B common shares are collectively referred to below as “common shares.” Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2025 and 2024.
We repurchased $3.5 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2025, 2024, and 2023, as described below. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
During fiscal 2025, we repurchased 6.4 million common shares having an aggregate cost of $757 million. We repurchased 3.4 million and 3.0 million common shares under multiple accelerated share repurchase ("ASR") programs with average prices paid per common share of $110.10 and $125.87, respectively. These repurchases began on August 21, 2024 and concluded on March 11, 2025.
During fiscal 2025, we paid $15 million for excise taxes related to the completion of prior ASR programs and we retired 56 million of common stock shares without par value.
During fiscal 2024, we repurchased 9.0 million common shares having an aggregate cost of $759 million. We repurchased 0.9 million, 5.7 million, and 2.4 million common shares under multiple ASR programs with average prices paid per common share of $91.15, $88.22, and $103.67, respectively. These repurchases began on August 16, 2023 and concluded on December 13, 2023.
During fiscal 2023, we repurchased 24.6 million common shares having an aggregate cost of $2.0 billion. We repurchased 13.6 million, 3.2 million, 3.2 million, and 4.6 million common shares under multiple ASR programs with average prices paid per common share of $73.36, $77.50, $77.27, and $87.18, respectively. These repurchases began on September 14, 2022 and concluded on August 16, 2023.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments and Other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(137)	$(14)	$(151)
Other comprehensive loss, before reclassifications	(1)	(7)	(8)
Amounts reclassified to earnings	—	(8)	(8)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $5 million	(1)	(15)	(16)
Balance at June 30, 2024	(138)	(29)	(167)
Other comprehensive income/(loss), before reclassifications	(3)	13	10
Amounts reclassified to earnings	—	2	2
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax benefit of $6 million	(3)	15	12
Balance at June 30, 2025	$(141)	$(14)	$(155)

76	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements

13. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconcile the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc. ("EPS"):

(in millions, except per share amounts)	2025	2024	2023
Net earnings	$1,569	$853	$331
Net earnings attributable to noncontrolling interest	(8)	(1)	(1)
Net earnings attributable to Cardinal Health, Inc.	$1,561	$852	$330
Weighted-average common shares–basic	241	245	261
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	1	2	1
Weighted-average common shares–diluted	242	247	262
Basic earnings per common share attributable to Cardinal Health, Inc.:	$6.48	$3.48	$1.27
Diluted earnings per common share attributable to Cardinal Health, Inc.:	6.45	3.45	1.26
The potentially dilutive employee stock options, restricted share units, and performance share units that were anti-dilutive were immaterial, 1 million, and 2 million for fiscal 2025, 2024, and 2023, respectively.

14. Segment Information
We operate under two reportable segments: Pharma and GMPD. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight®. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes of allocating resources and assessing performance combined with the nature of the individual business activities.
Our Pharma segment distributes branded and generic pharmaceutical, specialty pharmaceutical, and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; repackages generic pharmaceuticals and over the counter healthcare products; and includes our managed services organization platforms for physician offices.
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
Revenue
The following table presents revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

(in millions)	2025	2024	2023
Pharmaceutical and Specialty Solutions	$204,644	$210,019	$188,814
Global Medical Products and Distribution	12,636	12,381	12,222
Nuclear and Precision Health Solutions	1,578	1,369	1,197
at-Home Solutions	3,480	2,869	2,584
OptiFreight® Logistics	324	274	240
Other	5,382	4,512	4,021
Total segment revenue	222,662	226,912	205,057
Corporate (1)	(84)	(85)	(78)
Total revenue	$222,578	$226,827	$204,979
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following table presents revenue by geographic area:

(in millions)	2025	2024	2023
United States	$220,993	$225,231	$203,440
International	1,669	1,681	1,617
Total segment revenue	222,662	226,912	205,057
Corporate (1)	(84)	(85)	(78)
Total revenue	$222,578	$226,827	$204,979
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
The Company’s Chief Executive Officer, the chief operating decision maker ("CODM"), evaluates segment performance based on segment profit, among other measures. Segment profit is segment revenue less segment cost of products sold, less segment distribution, selling, general, and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate technology and shared functions expenses, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology, and legal and compliance, including certain litigation defense costs. Corporate expenses are allocated to the operating segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.

Cardinal Health | Fiscal 2025 Form 10-K	77

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
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•loss on early extinguishment of debt; or
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $72 million, $59 million, and $35 million for fiscal 2025, 2024, and 2023, respectively.

The following tables present revenue, expenses, and segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	2025
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$204,644	$12,636	$5,382	$222,662

Cost of products sold	199,999	10,470	4,023	214,492
SG&A	2,387	2,031	843	5,261
Total segment expenses	202,386	12,501	4,866	219,753

Segment profit	$2,258	$135	$516	$2,909
Corporate (1)				(634)
Consolidated operating earnings				$2,275

	2024
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$210,019	$12,381	$4,512	$226,912

Cost of products sold	205,864	10,264	3,367	219,495
SG&A	2,140	2,025	722	4,887
Total segment expenses	208,004	12,289	4,089	224,382

Segment profit	$2,015	$92	$423	$2,530
Corporate (1)				(1,287)
Consolidated operating earnings				$1,243

	2023
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$188,814	$12,222	$4,021	$205,057

Cost of products sold	184,814	10,377	2,990	198,181
SG&A	2,119	1,992	635	4,746
Total segment expenses	186,933	12,369	3,625	202,927

Segment profit	$1,881	$(147)	$396	$2,130
Corporate (1)				(1,378)
Consolidated operating earnings				$752
(1)Corporate revenue and expenses consists of the elimination of inter-segment revenue and other revenue and expenses not allocated to the segments.

78	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements

The following tables present depreciation and amortization and additions to property and equipment for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	2025	2024	2023
Pharmaceutical and Specialty Solutions	$185	$184	$194
Global Medical Products and Distribution	212	205	173
Other	88	79	71
Corporate	305	242	254
Total depreciation and amortization	$790	$710	$692

(in millions)	2025	2024	2023
Pharmaceutical and Specialty Solutions	$118	$76	$56
Global Medical Products and Distribution	133	136	191
Other	88	81	52
Corporate	208	218	182
Total additions to property and equipment	$547	$511	$481

The following table presents total assets for the two reportable segments and the remaining operating segments, included in Other, and Corporate at June 30:

(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$37,313	$29,149
Global Medical Products and Distribution	6,889	7,047
Other	4,045	2,606
Corporate	4,875	6,319
Total assets	$53,122	$45,121

The following table presents property and equipment, net by geographic area:

(in millions)	2025	2024
United States	$2,422	$2,106
International	436	423
Property and equipment, net	$2,858	$2,529

15. Share-Based Compensation
We maintain Cardinal Health, Inc. stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees. Upon vesting these units convert to common shares without restrictions or future service requirements. At June 30, 2025, 15 million shares remain available for future grants under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan ("2021 LTIP"). Under the 2021 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 6 million shares could be issued under awards other than stock options while 15 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest. Until the end of fiscal 2018, stock options were granted to our officers and certain employees. There were no stock options granted to employees during fiscal 2025, 2024, or 2023.
During fiscal 2024, we modified the equity incentive awards of four employees to amend provisions over involuntary termination. We recognized incremental share-based compensation expense of $9 million.
The following table provides total share-based compensation expense by type of award:

(in millions)	2025	2024	2023
Restricted share unit expense	$71	$77	$64
Performance share unit expense	50	44	32
Total share-based compensation expense	$121	$121	$96
The total tax benefit related to share-based compensation was $14 million, $16 million, and $12 million for fiscal 2025, 2024, and 2023, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the consolidated statements of earnings. Our consolidated statements of cash flows present our share-based compensation expense as a reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.

Cardinal Health | Fiscal 2025 Form 10-K	79

Notes to Financial Statements

The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2023	2.2	$57.37
Granted	0.9	91.06
Vested	(1.2)	60.47
Canceled and forfeited	(0.2)	74.40
Nonvested at June 30, 2024	1.7	70.98
Granted	0.7	108.72
Vested	(0.9)	72.07
Canceled and forfeited	(0.1)	94.67
Nonvested at June 30, 2025	1.4	$86.30
The following table provides additional data related to restricted share unit activity:

(in millions)	2025	2024	2023
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$64	$71	$73
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$60	$63	$58
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2023	1.2	$82.17
Granted	0.5	94.66
Vested	(0.4)	62.26
Canceled and forfeited	—	—
Nonvested at June 30, 2024	1.3	97.03
Granted	0.5	113.88
Vested	(0.3)	108.79
Canceled and forfeited	—	—
Nonvested at June 30, 2025	1.5	$99.45

The following table provides additional data related to performance share unit activity:

(in millions)	2025	2024	2023
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$47	$46	$38
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$49	$20	$23
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986 and provide for matching and discretionary contributions by us. The total expense for our employee retirement savings plans was $89 million, $65 million, and $66 million for fiscal 2025, 2024, and 2023, respectively.
GIA Share-Based Compensation
GIA, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. Share-based compensation expense associated with these awards of $123 million was recognized during fiscal 2025, of which $120 million is included in acquisition-related cash and share-based compensation costs and $3 million is included in selling, general, and administrative expenses in the consolidated statements of earnings. The liability and associated future expenses may vary based on the changes in the estimated fair value.
The following table summarizes the fair market value of the GIA Units as of June 30, 2025:

(in millions, except per share amounts)	GIA Share Units	Fair Value per Share
Nonvested at January 30, 2025	216	$1.46
Granted	61	1.46
Vested	(56)	1.46
Canceled and forfeited	(1)	1.46
Nonvested at June 30, 2025	220	$1.54
Vested at June 30, 2025	548	$1.54
The total fair value of GIA Units vested during fiscal 2025 was $82 million. During fiscal 2025, we recognized an increase in the fair value of the liability, resulting in expense of $41 million, related to the vested GIA Units, which is recognized in acquisition-related cash and share-based compensation costs.
At June 30, 2025, the total pre-tax compensation cost related to nonvested GIA Units not yet recognized was $339 million, which is expected to be recognized over a weighted-average period of approximately two years.

80	Cardinal Health | Fiscal 2025 Form 10-K

Notes to Financial Statements

16. Subsequent Events
Solaris Health
On August 12, 2025, we announced that we, through GIA, have entered into a definitive agreement to acquire Solaris Health, a urology MSO, for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments. In connection with the closing of this transaction, we will issue common units in GIA to certain physicians and management which are estimated to have a grant date fair value of approximately $500 million, a portion of which will be recognized as post-combination expense.
Solaris Health includes more than 750 providers across more than 250 practice locations in 14 states. Solaris Health will become part of The Specialty Alliance, our multi-specialty MSO platform, and their results will be reported within our Pharma segment. Following the closing of this transaction, we will own approximately 75% of The Specialty Alliance. This transaction is subject to the satisfaction of customary closing conditions, including receipt of required physician and regulatory approvals.
We intend to finance the announced transaction with a combination of cash on hand and cash proceeds from new debt financing.

Cardinal Health | Fiscal 2025 Form 10-K	81

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2025
Accounts receivable	$233	$88	$1	$(109)	$213
Finance notes receivable	3	3	—	(4)	2
Sales returns and allowances	441	2,155	—	(2,149)	447
	$677	$2,246	$1	$(2,262)	$662

Fiscal 2024
Accounts receivable	$240	$108	$—	$(115)	$233
Finance notes receivable	6	2	—	(5)	3
Sales returns and allowances	474	2,207	—	(2,240)	441
	$720	$2,317	$—	$(2,360)	$677

Fiscal 2023
Accounts receivable	$207	$165	$—	$(132)	$240
Finance notes receivable	8	—	—	(2)	6
Sales returns and allowances	617	2,217	—	(2,360)	474
	$832	$2,382	$—	$(2,494)	$720

(1)Fiscal 2025, 2024, and 2023 accounts receivable operating earnings impacts include $38 million, $74 million, and $109 million, respectively, for reserves related to service charges and customer disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings.
(2)Recoveries of amounts provided for or written off were $1 million for fiscal 2025.
(3)Write-off of uncollectible accounts or actual sales returns.
The sum of the components may not equal the total due to rounding.

82	Cardinal Health | Fiscal 2025 Form 10-K

Directors, Executive Officers, and Corporate Governance
Directors, Executive Officers, and Corporate Governance
Information About Our Executive Officers
The following is a list of our executive officers:

Name	Age	Position
Jason M. Hollar	52	Chief Executive Officer
Aaron E. Alt	53	Chief Financial Officer
Deborah L. Weitzman	60	Chief Executive Officer, Pharma segment
Stephen M. Mason	54	Chief Executive Officer, GMPD segment
Ola M. Snow	58	Chief Human Resources Officer
Jessica L. Mayer	56	Chief Legal and Compliance Officer
Michelle D. Greene	55	Executive Vice President, Chief Information Officer, and Customer Support Services
The business experience summaries provided below for our executive officers describe positions held during the last five years (unless otherwise indicated).
Mr. Hollar has served as Chief Executive Officer since September 2022. From May 2020 through August 2022, Mr. Hollar served as Chief Financial Officer. Additionally, Mr. Hollar served as Chief Financial Officer of Sears Holding Corporation ("Sears") from October 2016 to April 2017. Sears filed for Chapter 11 bankruptcy in October 2018.
Mr. Alt has served as Chief Financial Officer since February 2023. Prior to that, Mr. Alt served as Executive Vice President and Chief Financial Officer of Sysco Corporation from December 2020. From October 2018 to November 2020, Mr. Alt served as Senior Vice President and Chief Financial Officer of Sally Beauty Holdings, Inc. and President of Sally Beauty Supply.
Ms. Weitzman has served as Chief Executive Officer, Pharma segment since September 2022. From July 2017 until September 2022, Ms. Weitzman served as the President of our Pharmaceutical Distribution division.
Mr. Mason has served as Chief Executive Officer, GMPD segment since August 2019.
Ms. Snow has served as Chief Human Resources Officer since October 2018.
Ms. Mayer has served as Chief Legal and Compliance Officer since March 2019.
Ms. Greene has served as Executive Vice President, Chief Information Officer, and Customer Support Services since August 2022. From February 2021 until August 2022, Ms. Greene served as the Senior Vice President of our former Pharmaceutical segment Information Technology. Prior to joining Cardinal Health, Ms. Greene served as Vice President, Information Technology, at Masco Corporation from March 2018 through February 2021.
Directors and Corporate Governance
We have adopted Standards of Business Conduct that apply to all of our directors, officers, and employees. The Standards of Business Conduct outline our corporate values and standards of integrity and behavior and are designed to protect and promote our reputation. The full text of the Standards of Business Conduct is posted on our website at www.cardinalhealth.com under “About Us — Ethics and Compliance.”
Any waiver of the Standards of Business Conduct for directors or executive officers must be approved by the Risk Oversight Committee of our Board of Directors. As required under SEC and New York Stock Exchange rules, we will disclose future amendments to our Standards of Business Conduct and waivers from the Standards of Business Conduct for our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, and our other executive officers and directors on our website within four business days following the date of the amendment or waiver.
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2025 Annual Meeting of Shareholders (our “2025 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”
The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2025 Proxy Statement under the caption "Share Ownership Information."

Cardinal Health | Fiscal 2025 Form 10-K	83

Exhibits
Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are included in the "Financial Statements" section of this report:
(a)(2) The following Supplemental Schedule is included in this report:

Page
Schedule II - Valuation and Qualifying Accounts	82
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

84	Cardinal Health | Fiscal 2025 Form 10-K

Exhibits

4.2.17	Form of 5.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to Cardinal Health's Current Report on Form 8-K filed on February 20, 2024, File No. 1-11373)
4.2.18	Form of 5.450% Senior Notes due 2034 (incorporated by reference to Exhibit 4.4 to Cardinal Health's Current Report on Form 8-K filed on February 20, 2024, File No. 1-11373)
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
10.1.2
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.3
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.4
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on February 3, 2022, File No. 1-11373)*

10.1.5
Form of Directors’ Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)

10.1.6
First Amendment to the Cardinal Health, Inc. 2021 Long-Term Incentive Plan, effective as of January 29, 2024 (as amended, the "2021 LTIP") (incorporated by reference to Exhibit 10.1.1 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

10.1.7
Form of Nonqualified Stock Option Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.2 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

10.1.8
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

10.1.9
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1.4 to Cardinal Health’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 1-11373)*

10.1.10
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan for grants to Jason M. Hollar (incorporated by reference to Exhibit 10.1.10 of Cardinal Health's Annual Report on Form 10-K filed on August 14, 2024. File No 1-11373)*

10.1.11
Form of Restricted Share Units Agreement under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan for grants to Jason M. Hollar* (incorporated by reference to Exhibit 10.1.11 of Cardinal Health's Annual Report on Form 10-K filed on August 14, 2024. File No 1-11373)*

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

Cardinal Health | Fiscal 2025 Form 10-K	85

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
10.6.2
First Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)

10.6.3
Second Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.6.3 to Cardinal Health's Annual Report on Form10-K for the fiscal year ended June 30, 2023, File No. 1-11373)

10.6.4
Third Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q filed on November 3, 2023, File No. 1-11373)*

10.7
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.8.1
Confidentiality and Business Protection Agreement, between Cardinal Health, Inc. and Aaron E. Alt (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)*

10.8.2
Aircraft Time Sharing Agreement, dated as of November 7, 2022, by and among Cardinal Health, Inc. and Jason M. Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the for the quarter ended December 31, 2022)*

10.9.1
Letter Agreement, dated March 9, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.9.2
Letter Agreement, dated December 12, 2022, between Cardinal Health, Inc. and Aaron E. Alt (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)*

10.9.3
Confidentiality and Business Protection Agreement, effective as of April 27, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.9.4
Confidentiality and Business Protection Agreement, effective as of August 16, 2019, between Cardinal Health, Inc. and Stephen M. Mason (incorporated by reference to Exhibit 10.9.4 to Cardinal Health's Annual Report on Form 10-K filed August 14, 2024. File No. 1-11373)*

10.9.5
Confidentiality and Business Protection Agreement, effective as of September 19, 2022, between Cardinal Health, Inc. and Deborah L. Weitzman (incorporated by reference to Exhibit 10.9.5 to Cardinal Health's Annual Report on Form 10-K filed August 14, 2024. File No. 1-11373)*

10.10
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.11.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.3
Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.4
Third Amendment to Issuing and Paying Agency Agreement, dated September 15, 2017, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.11.5
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.6
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.7
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.8
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.12
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.13
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

86	Cardinal Health | Fiscal 2025 Form 10-K

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

Cardinal Health | Fiscal 2025 Form 10-K	87

Exhibits

10.17
First Amendment to the Cooperation Agreement, dated as of May 3, 2023, by and among Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc., and Cardinal Health, Inc. (incorporated by reference to Exhibit 10.1 to Cardinal Health's Form 8-K filed May 4, 2023, File No. 1-11373)

19.1	Restrictions on buying and selling stock and securities (Insider trading) policy
21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Cardinal Health, Inc. Clawback Policy
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
* Management contract or compensatory plan or arrangement.

88	Cardinal Health | Fiscal 2025 Form 10-K

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	25
1A	Risk Factors	33
1B	Unresolved Staff Comments	N/A
1C	Cybersecurity	41
2	Properties	42
3	Legal Proceedings	42
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	43
6	Reserved	N/A
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	23
8	Financial Statements and Supplementary Data	49
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	45
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers, and Corporate Governance	83
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)
13	Certain Relationships and Related Transactions, and Director Independence	(c)
14	Principal Accounting Fees and Services	(d)

	Part IV
15	Exhibits, Financial Statement Schedules	84
16	Form 10-K Summary	N/A
	Signatures	90

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2025 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 12 of Form 10-K is incorporated by reference to our 2025 Proxy Statement under the captions "Executive Compensation" and "Share Ownership Information."
(c)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2025 Proxy Statement under the caption "Corporate Governance."
(d)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2025 Proxy Statement under the caption “Audit Committee Matters.”

Cardinal Health | Fiscal 2025 Form 10-K	89

Signatures
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2025.

Cardinal Health, Inc.

By:	/s/ JASON M. HOLLAR
JASON M. HOLLAR
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 12, 2025.

Name	Title
/s/ JASON M. HOLLAR	Chief Executive Officer and Director (principal executive officer)
Jason M. Hollar

/s/ AARON E. ALT	Chief Financial Officer (principal financial officer)
Aaron E. Alt

/s/ MARY C. SCHERER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Mary C. Scherer

/s/ ROBERT W. AZELBY	Director
Robert W. Azelby

/s/ MICHELLE M. BRENNAN	Director
Michelle M. Brennan

/s/ SHERI H. EDISON	Director
Sheri H. Edison

/s/ DAVID C. EVANS	Director
David C. Evans

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ GREGORY B. KENNY	Director
Gregory B. Kenny

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ CHRISTINE A. MUNDKUR	Director
Christine A. Mundkur

/s/ ROBERT W. MUSSLEWHITE	Director
Robert W. Musslewhite

/s/ SUDHAKAR RAMAKRISHNA	Director
Sudhakar Ramakrishna

90	Cardinal Health | Fiscal 2025 Form 10-K