Form 10-Q
period 2025-09-30
CARDINAL HEALTH INC
filed 2025-10-30
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 24, 2025, was the following: 237,595,042.

Cardinal Health Q1 Fiscal 2026 Form 10-Q

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
We report our financial results in two reportable segments: Pharmaceutical and Specialty Solutions ("Pharma") segment and Global Medical Products and Distribution ("GMPD") segment. All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics. As used in this report, “we,” “our,” “us,” and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2026 and fiscal 2025 and to FY26 and FY25 are to the fiscal years ending or ended June 30, 2026 and June 30, 2025, respectively.
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this "Form 10-Q") (including any information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected, or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	1

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at September 30, 2025 and June 30, 2025, and in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for the three months ended September 30, 2025 and 2024. All comparisons presented are with respect to the prior-year period, unless stated otherwise. The discussion and analysis in this Form 10-Q should be read in conjunction with the MD&A included in our 2025 Form 10-K.

2	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three months ended September 30, 2025 increased 22 percent to $64.0 billion from the prior-year quarter due to branded and specialty pharmaceutical sales growth from existing and new customers.

GAAP and Non-GAAP Operating Earnings

	Three Months Ended September 30,
(in millions)	2025	2024	Change
GAAP operating earnings	$668	$568	18%
Restructuring and employee severance	20	24
Amortization and other acquisition-related costs	104	74
Acquisition-related cash and share-based compensation costs	64	—
Impairments and (gain)/loss on disposal of assets, net	2	(1)
Litigation (recoveries)/charges, net	—	(40)
Non-GAAP operating earnings	$857	$625	37%
The sum of the components and certain computations may reflect rounding adjustments.
GAAP operating earnings for the three months ended September 30, 2025 increased 18 percent to $668 million from the prior-year quarter primarily due to the impact of the acquisition of management services organization ("MSO") platforms and the acquisition of Advanced Diabetes Supply Group ("ADS") and increased contribution from branded and specialty pharmaceutical products, partially offset by acquisition-related cash and share-based compensation costs.
Non-GAAP operating earnings for the three months ended September 30, 2025 increased 37 percent to $857 million from the prior-year quarter primarily due to the impact of the acquisition of MSO platforms and the acquisition of ADS, increased contribution from branded and specialty pharmaceutical products, and growth from existing customers within the GMPD segment.

GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2025 (2)	2024 (2)	Change
GAAP diluted EPS (1)	$1.88	$1.70	11%
Restructuring and employee severance	0.06	0.07
Amortization and other acquisition-related costs	0.31	0.22
Acquisition-related cash and share-based compensation costs	0.26	—
Litigation (recoveries)/charges, net	0.03	(0.11)
Non-GAAP diluted EPS (1)	$2.55	$1.88	36%
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
For the three months ended September 30, 2025, GAAP and non-GAAP diluted EPS increased 11 percent to $1.88 and 36 percent to $2.55, respectively, from the prior-year quarter due to the factors impacting operating earnings in the preceding section, partially offset by increased interest expense.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	3

MD&A	Overview
Significant Developments in Fiscal 2026 and Trends
Pharmaceutical and Specialty Solutions Segment

Solaris Health Acquisition
On August 12, 2025, we announced that we, through the Specialty Alliance, have entered into a definitive agreement to acquire Solaris Health for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments. Solaris Health is the country's leading urology MSO and supports more than 750 providers across more than 250 practice locations in 14 states. In connection with the closing of this transaction, we will issue common units in the Specialty Alliance to certain physicians and management which are estimated to have a grant date fair value of approximately $500 million, a portion of which will be recognized as post-combination expense within acquisition-related cash and share-based compensation costs. We consolidate the results of the Specialty Alliance in our consolidated financial statements and report those consolidated results within our Pharma segment.
We intend to finance the acquisition with a combination of cash proceeds from the recent debt financing and cash on hand. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the debt financing.
Management Service Organization Platforms
The performance of our MSO platforms, which consists of the Specialty Alliance and Navista, positively impacted the year-over-year comparison of Pharma segment profit during the three months ended September 30, 2025, primarily due to the impact of the acquisitions of GI Alliance ("GIA"), Urology America, and Integrated Oncology Network ("ION"). The Specialty Alliance is our multi-specialty MSO platform, which is primarily comprised of GIA, Urology America, and other gastroenterology- and urology-focused practices. Navista is our oncology MSO platform, which is primarily comprised of ION and other oncology-focused practices. Our ability to successfully provide physician practice support and management services, and to receive the value we expect to receive from our recent acquisitions of MSO platforms, depends upon a number of factors, including: the ability to develop or acquire and integrate appropriate practice management and support expertise; the ability to support recruitment, integration, and retention of sufficient numbers of local providers and staff; ensuring the alignment of interests between Cardinal Health and the physicians; the ability to successfully support negotiations with vendors, suppliers, and payors; the reimbursement and regulatory environment; and competition from other healthcare organizations.
Branded Pharmaceuticals
During the three months ended September 30, 2025, we saw increased demand for GLP-1 pharmaceuticals and our sales increased significantly. These increased sales positively impacted our Pharma segment and consolidated revenue for the three months ended September 30, 2025; however, increased GLP-1 sales did not meaningfully contribute to segment profit. Future demand for these medications is unpredictable and our ability to meet demand may be impacted by supply constraints. Additionally, the recently issued Executive Order titled “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” may impact sales or profitability of branded pharmaceutical products, including GLP-1 products; however, the extent of the impact is uncertain and may vary depending on the timeline for implementation and the extent of any price reductions. It is also possible that the adoption of the One Big Beautiful Bill Act ("OBBBA") could reduce participation in Medicare and Medicaid programs, resulting in a change in utilization of the healthcare system. This may adversely affect demand for our products and services; however, the extent of any reduction is unpredictable.
Generics Program
The performance of our Pharma segment generics program positively impacted the year-over-year comparison of Pharma segment profit during the three months ended September 30, 2025. The Pharma segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
The frequency, timing, magnitude, and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes, and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharma segment profit and are subject to risks and uncertainties. These risks and uncertainties may impact Pharma segment profit and consolidated operating earnings during the remainder of fiscal 2026 and beyond.

4	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

MD&A	Overview
Global Medical Products and Distribution Segment

Volumes
We experienced Cardinal Health brand medical products sales growth during the three months ended September 30, 2025 and expect further growth during the remainder of fiscal 2026 and beyond. The timing, magnitude, and profit impact of this anticipated sales growth is subject to risks and uncertainties, which may impact GMPD segment profit.

Tariffs

Recent U.S. tariffs imposed or threatened to be imposed on goods, materials, and products imported into the United States from countries where we do business and any retaliatory or responsive actions taken by such countries have resulted in us incurring substantial additional costs to source products and materials, directly and indirectly, from affected countries, and are requiring us to raise prices on certain products and seek alternative sources of supply. It is also possible that we could experience supply disruptions or shortages as a result of tariffs or other protective measures.
We have taken action to reduce the potential impact of tariffs on our costs; however, at this time, the countries that will be subject to tariffs and the tariff rate that may be imposed on each country is uncertain and dynamic and we do not expect to be able to establish alternative sources of supply or otherwise mitigate the potential impact of tariffs on all of the products that we source, manufacture, or distribute. If we are not able to offset the impact of tariffs through price increases or otherwise mitigate the impacts, our financial results could be negatively impacted. Additionally, if tariffs are modified in the future, or our preliminary information is incorrect regarding their impact, we may not be able to respond to such changes adequately or in a timely manner and our financial results could be negatively impacted. Furthermore, if our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	5

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2025	2024	Change
Pharmaceutical and Specialty Solutions	$59,205	$47,990	23%
Global Medical Products and Distribution	3,184	3,123	2%
Other	1,641	1,186	38%
Total segment revenue	64,030	52,299	22%
Corporate	(21)	(22)	N.M.
Total revenue	$64,009	$52,277	22%

Pharmaceutical and Specialty Solutions
Pharma segment revenue increased 23 percent to $59.2 billion from the prior-year quarter primarily due to branded and specialty pharmaceutical sales growth from existing and new customers.
Global Medical Products and Distribution
GMPD segment revenue increased 2 percent to $3.2 billion from the prior-year quarter primarily due to volume growth from existing customers.
Other
Other segment revenue increased 38 percent to $1.6 billion from the prior-year quarter due to growth across at-Home Solutions (including the acquisition of ADS), Nuclear and Precision Health Solutions, and OptiFreight® Logistics.

Cost of Products Sold

Cost of products sold increased 22 percent to $61.7 billion from the prior-year quarter due to the factors affecting the changes in revenue and gross margin.

6	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended September 30,
(in millions)	2025	2024	Change
Gross margin	$2,319	$1,902	22%
Gross margin increased 22 percent to $2.3 billion from the prior-year quarter primarily due to the acquisition of MSO platforms and the acquisition of ADS and the increased contribution from branded pharmaceutical and specialty pharmaceutical products.
Gross margin rate was relatively flat compared to the prior-year quarter with impact of the unfavorable changes in product mix for the Pharma segment mostly offset by the beneficial gross margin rates due to the acquisition of MSO platforms. The changes in product mix were primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2025	2024	Change
SG&A expenses	$1,461	$1,277	14%
SG&A expenses increased 14 percent to $1.5 billion from the prior-year quarter primarily due to the inclusion of the acquisition of MSO platforms and the acquisition of ADS.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	7

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2025	2024	Change
Pharmaceutical and Specialty Solutions	$667	$530	26%
Global Medical Products and Distribution	46	8	N.M.
Other	166	104	60%
Total segment profit	879	642	37%
Corporate	(211)	(74)	N.M.
Total consolidated operating earnings	$668	$568	18%
Pharmaceutical and Specialty Solutions
Pharma segment profit increased 26 percent to $667 million from the prior-year quarter primarily due to increased contribution from branded and specialty pharmaceutical products, the acquisition of MSO platforms, and the performance of our generics program.
Global Medical Products and Distribution
GMPD segment profit increased to $46 million from the prior-year quarter primarily due to growth from existing customers.
Other
Other segment profit increased 60 percent to $166 million from the prior-year quarter primarily due to the performance of all of at-Home Solutions (including the acquisition of ADS), OptiFreight® Logistics, and Nuclear and Precision Health Solutions.
Corporate
The changes in Corporate during the three months ended September 30, 2025 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

8	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions)	2025	2024
Restructuring and employee severance	$20	$24
Amortization and other acquisition-related costs	104	74
Acquisition-related cash and share-based compensation costs	64	—
Impairments and (gain)/loss on disposal of assets, net	2	(1)
Litigation (recoveries)/charges, net	—	(40)
Restructuring and Employee Severance
During the three months ended September 30, 2025 and 2024, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $87 million and $68 million for the three months ended September 30, 2025 and 2024, respectively.
Transaction and integration costs associated with acquisitions were $17 million for the three months ended September 30, 2025.
Acquisition-related cash and share-based compensation costs
Acquisition-related cash and share-based compensation costs were $64 million for the three months ended September 30, 2025, primarily resulting from the acquisition of GIA.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2024, we recognized income of $43 million for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2025	2024	Change
Other (income)/expense, net	$(10)	$(5)	N.M.
Interest expense, net	80	32	N.M.

Interest Expense, Net
Interest expense, net, increased to $80 million from the prior-year quarter primarily due to the additional debt financing for our recent acquisitions.

Provision for Income Taxes

During the three months ended September 30, 2025 and 2024, the effective tax rate was 24.1 percent and 23.0 percent, respectively. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” for additional information.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	9

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $4.6 billion at September 30, 2025 compared to $3.9 billion at June 30, 2025.
During the three months ended September 30, 2025, net cash provided by operating activities was $1.0 billion, which includes the impact of payments totaling $403 million related to the opioid litigation.
During the three months ended September 30, 2025, we deployed $500 million for debt repayment, $375 million for share repurchases, $129 million for dividends, and $108 million for capital expenditures. In addition, we issued new long-term debt and received net proceeds of approximately $1.0 billion to fund a portion of the consideration payable in connection with the Solaris Health acquisition and for general purposes.
At September 30, 2025, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at September 30, 2025 included $596 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2025 include a $3.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility that expires in February 2028 and a $1.0 billion 364-Day revolving credit facility that expired in October 2025. We also have a $1.0 billion committed receivables sales facility through September 2028. At September 30, 2025, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In September 2025, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 28, 2028.
In October 2025, we renewed the 364-Day revolving credit facility, under which we have access to $1.0 billion of committed liquidity through October 2026.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of September 30, 2025, we were in compliance with this financial covenant.
Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $9.0 billion and $8.5 billion at September 30, 2025 and June 30, 2025, respectively.
In August 2025, we issued additional debt, with the aggregate principal amount of $1.0 billion, to fund a portion of the consideration payable in connection with the Solaris Health acquisition and for general purposes. The notes issued are $600 million aggregate principal amount of 4.5% Notes that mature on September 15, 2030 and $400 million aggregate principal amount of 5.15% Notes that mature on September 15, 2035. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs, were approximately $1.0 billion.
During the three months ended September 30, 2025, we repaid the full principal of $500 million of the 3.75% Notes due 2025 at maturity with available cash.

10	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlements
We had $4.3 billion accrued at September 30, 2025 related to certain national opioid litigation settlements, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the three months ended September 30, 2025, we made our fifth annual payment of $366 million under National Opioid Settlement Agreement ("the NOSA") and other payments of $37 million related to the opioid litigation. The amounts of future annual payments under the NOSA may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2025 and 2024 were $108 million and $90 million, respectively.
Dividends
On each of May 5, 2025 and August 15, 2025, our Board of Directors approved a quarterly dividend of $0.5107 per share, or $2.04 per share on an annualized basis, which were paid on July 15, 2025 and October 15, 2025 to shareholders of record on July 1, 2025 and October 1, 2025, respectively.

Share Repurchases
During the three months ended September 30, 2025, we deployed $375 million for repurchases of our common shares under an accelerated share repurchase ("ASR") program. We funded the repurchases with available cash. The ASR program will conclude by October 31, 2025 and reduce the amount remaining under our existing share repurchase authorization to less than $2.4 billion. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Solaris Health Acquisition
On August 12, 2025, we announced that we, through the Specialty Alliance, have entered into a definitive agreement to acquire Solaris Health, a urology MSO, for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments. In connection with the closing of this transaction, we will issue common units in the Specialty Alliance to certain physicians and management which are estimated to have a grant date fair value of approximately $500 million, a portion of which will be recognized as post-combination expense. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	11

MD&A	Other Items

Other Items
The MD&A in the 2025 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2025. Other than the considerations noted above in connection with the planned acquisition and our debt issuance, there have been no subsequent material changes outside of the ordinary course of business to those items. See Note 2 and Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Critical Accounting Policies and Sensitive Accounting Estimates
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Estimates are inherently uncertain, therefore actual results may differ, including due to the risks discussed in "Risk Factors" and other risks discussed in the 2025 Form 10-K and our other filings with the SEC since June 30, 2025. There have been no material changes to our critical accounting estimates since the filing of our 2025 Form 10-K.

12	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

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

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	13

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
Non-GAAP operating earnings: operating earnings excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, and (7) litigation (recoveries)/charges, net.
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, and (7) litigation (recoveries)/charges, net.
Non-GAAP net earnings attributable to non-controlling interests: net earnings attributable to non-controlling interests excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, and (7) litigation (recoveries)/charges, net, each net of tax.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, and (7) litigation (recoveries)/charges, net, each net of tax.
Non-GAAP effective tax rate: provision for income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, and (7) litigation (recoveries)/charges, net, divided by (earnings before income taxes adjusted for the items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

14	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Non-Controlling Interests	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
(in millions, except per common share amounts)	Three Months Ended September 30, 2025
GAAP	$668	18%	$598	$144	$(4)	$450	8%	$1.88	11%
Restructuring and employee severance	20		20	5		15		0.06
Amortization and other acquisition-related costs	104		104	30		74		0.31
Acquisition-related cash and share-based compensation costs	64		64	1		63		0.26
Impairments and (gain)/loss on disposal of assets, net	2		2	1		1		—
Litigation (recoveries)/charges, net	—		—	(8)		8		0.03
Non-GAAP	$857	37%	$788	$173	$(4)	$611	33%	$2.55	36%

	Three Months Ended September 30, 2024
GAAP	$568	N.M.	$541	$124	$(1)	$416	N.M.	$1.70	N.M.
Restructuring and employee severance	24		24	6		18		0.07
Amortization and other acquisition-related costs	74		74	20		54		0.22
Impairments and (gain)/loss on disposal of assets, net	(1)		(1)	—		(1)		—
Litigation (recoveries)/charges, net	(40)		(40)	(12)		(28)		(0.11)
Non-GAAP	$625	12%	$598	$138	$(1)	$460	7%	$1.88	9%
1    Attributable to Cardinal Health, Inc.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	15

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2025 Form 10-K since the end of fiscal 2025 through September 30, 2025.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

16	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Other
Legal Proceedings
The legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in the 2025 Form 10-K and our filings with the SEC since June 30, 2025. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
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
We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include changes in legislation or regulations governing prescription pharmaceutical pricing (including recently proposed changes to the definition, implementation and documentation of the Bona Fide Services Fees excluded from the calculation of the Average Sales Price of Medicare Part B drugs), healthcare services, U.S.-based medical product manufacturing, mandated benefits, efforts to promote increased transparency in the pharmaceutical supply chain, drug shortages, further reduction of or limitations on governmental funding at the state or federal level, or efforts by healthcare insurance companies to further limit payments for products and services. Federal, state, and local governmental entities have also continued to increase their scrutiny of the U.S. healthcare market.
Uncertainty surrounding possible changes to the healthcare environment, including changes to regulatory enforcement priorities, may directly or indirectly adversely affect us. The recently issued Executive Order titled "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients" may impact the sales or profitability of branded pharmaceutical products; however, the extent of the impact may vary depending on the timeline for implementation and the number of pharmaceutical drugs that are impacted. Additionally, it is possible that the adoption of the One Big Beautiful Bill Act ("OBBBA") could reduce participation in Medicare and Medicaid programs, resulting in a change in utilization of the healthcare system. This may adversely affect demand for our products and services and could have an effect on our results of operations and financial condition.
Private challenges to government healthcare policy may also have an adverse impact on our business. For example, the federal 340B drug pricing program requires pharmaceutical manufacturers to offer discounts on certain drugs purchased by covered entities, and some of our Pharma segment customers are covered entities or contract pharmacies for covered entities. Over a dozen pharmaceutical manufacturers have restricted sales under the 340B drug pricing program to a limited number of contract pharmacies. These practices are the subject of ongoing litigation; however, if manufacturers continue this practice and if courts uphold this practice, our customers may be adversely impacted, which could adversely impact our business.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	17

Other
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
July 2025	11	$159.70	—	$2,743
Aug 2025	2,025,391	148.12	2,025,385	2,443
Sept 2025	31	150.34	—	2,443
Total	2,025,433	$148.12	2,025,385	$2,443
(1)Reflects 11, 6, and 31 common shares purchased in July, August, and September 2025, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On August 13, 2025, we entered into an ASR program to purchase common shares for an aggregate purchase price of $375 million and received an initial delivery of 2.0 million common shares using a reference price of $148.12. The ASR program will conclude by October 31, 2025. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On June 7, 2023, our Board of Directors approved a new $3.5 billion share repurchase program, which will expire on December 31, 2027. As of September 30, 2025, we had $2.4 billion authorized for share repurchases remaining under this program. The ASR program is expected to reduce the amount remaining under our existing share repurchase authorization to less than $2.4 billion when concluded.
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended September 30, 2025, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K under the Exchange Act.

18	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2025	2024
Revenue	$64,009	$52,277
Cost of products sold	61,690	50,375
Gross margin	2,319	1,902

Operating expenses:
Distribution, selling, general and administrative expenses	1,461	1,277
Restructuring and employee severance	20	24
Amortization and other acquisition-related costs	104	74
Acquisition-related cash and share-based compensation costs	64	—
Impairments and (gain)/loss on disposal of assets, net	2	(1)
Litigation (recoveries)/charges, net	—	(40)
Operating earnings	668	568

Other (income)/expense, net	(10)	(5)
Interest expense, net	80	32
Earnings before income taxes	598	541

Provision for income taxes	144	124
Net earnings	454	417

Less: Net earnings attributable to noncontrolling interests	(4)	(1)
Net earnings attributable to Cardinal Health, Inc.	$450	$416

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.89	$1.71
Diluted	1.88	1.70

Weighted-average number of common shares outstanding:
Basic	238	243
Diluted	239	245

Cash dividends declared per common share	$0.5107	$0.5056
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	19

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(in millions)	2025	2024
Net earnings	$454	$417

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(4)	5
Net unrealized gain/(loss) on derivative instruments, net of tax	—	7
Total other comprehensive income/(loss), net of tax	(4)	12

Total comprehensive income	450	429

Less: comprehensive income attributable to noncontrolling interests	(4)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$446	$428
See notes to condensed consolidated financial statements.

20	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	September 30, 2025	June 30, 2025
Assets	(Unaudited)
Current assets:
Cash and equivalents	$4,593	$3,874
Trade receivables, net	13,770	13,242
Inventories, net	17,559	16,831
Prepaid expenses and other	2,602	2,414
Assets held for sale	13	12
Total current assets	38,537	36,373

Property and equipment, net	2,831	2,858
Goodwill and other intangibles, net	12,110	12,177
Other assets	1,750	1,714
Total assets	$55,228	$53,122

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$36,860	$34,713
Current portion of long-term obligations and other short-term borrowings	52	550
Other accrued liabilities	3,356	3,634
Total current liabilities	40,268	38,897

Long-term obligations, less current portion	8,980	7,977
Deferred income taxes and other liabilities	8,711	8,882

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—271 million shares at September 30, 2025 and June 30,2025	2,746	2,956
Retained earnings	1,116	783
Common shares in treasury, at cost: 33 million shares and 32 million shares at September 30, 2025 and June 30, 2025, respectively	(6,582)	(6,365)
Accumulated other comprehensive loss	(159)	(155)
Total Cardinal Health, Inc. shareholders' deficit	(2,879)	(2,781)
Noncontrolling interests	148	147
Total shareholders’ deficit	(2,731)	(2,634)
Total liabilities and shareholders’ deficit	$55,228	$53,122
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	21

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount	Retained Earnings/(Accumulated Deficit)	Shares	Amount
	Three Months Ended September 30, 2025
Balance at June 30, 2025	271	$2,956	$783	(32)	$(6,365)	$(155)	$147	$(2,634)
Net earnings			450				4	454
Other comprehensive loss, net of tax						(4)		(4)
Acquisitions							(1)	(1)
Employee stock plans activity, net of shares withheld for employee taxes	—	(135)		1	86			(49)
Share repurchase program activity		(75)		(2)	(303)			(378)
Dividends declared			(117)					(117)
Payments to noncontrolling interests							(3)	(3)
Other							1	1
Balance at September 30, 2025	271	$2,746	$1,116	(33)	$(6,582)	$(159)	$148	$(2,731)

	Three Months Ended September 30, 2024
Balance at June 30, 2024	327	$2,917	$(286)	(83)	$(5,677)	$(167)	$1	$(3,212)
Net earnings			416				1	417
Other comprehensive income, net of tax						12		12
Employee stock plans activity, net of shares withheld for employee taxes	—	(15)		1	17			2
Share repurchase program activity		(75)		(3)	(303)			(378)
Dividends declared			(119)					(119)
Other			3				(1)	2
Balance at September 30, 2024	327	$2,827	$14	(85)	$(5,963)	$(155)	$1	$(3,276)
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net earnings	$454	$417

Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	233	182
Impairments and loss on sale of other investments	5	1
Impairments and (gain)/loss on disposal of assets, net	2	(1)
Share-based compensation	93	30
Provision for bad debts	13	16
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/decrease in trade receivables	(539)	288
Increase in inventories	(736)	(678)
Increase/(decrease) in accounts payable	2,147	(1,394)
Other accrued liabilities and operating items, net	(699)	(508)
Net cash provided by/(used in) operating activities	973	(1,647)

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(41)	—
Additions to property and equipment	(108)	(90)
Other investing items, net	7	2
Net cash used in investing activities	(142)	(88)

Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	989	—
Reduction of long-term obligations	(512)	(9)
Purchases/(payments) of noncontrolling interests, net	(3)	—
Net tax withholding from share-based compensation	(80)	(28)
Dividends on common shares	(129)	(128)
Purchase of treasury shares	(375)	(375)
Net cash used in financing activities	(110)	(540)

Effect of exchange rates changes on cash and equivalents	(2)	9

Net increase/(decrease) in cash and equivalents	719	(2,266)
Cash and equivalents at beginning of period	3,874	5,133
Cash and equivalents at end of period	$4,593	$2,867
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	23

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2026 and 2025 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2026 and June 30, 2025, respectively.
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
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2026 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2026. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "2025 Form 10-K").
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
Consolidated Variable Interest Entities
We consolidate a VIE when we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE and, as a result, are considered the primary beneficiary of the VIE.
In relation to the acquisition of GI Alliance ("GIA"), we concluded that the GIA management services organization ("MSO") is the primary beneficiary of certain physician practices and therefore are consolidated as VIEs. The GIA VIEs do not have a material impact on our consolidated statements of earnings or consolidated statements of cash flows. Total assets and liabilities included in the consolidated balance sheets for the GIA VIEs were $760 million and $620 million, respectively, as of September 30, 2025.
Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income, and net assets that is not attributable to Cardinal Health, Inc. Noncontrolling interests as of September 30, 2025 primarily represents third-party equity interests in Integrated Oncology Network ("ION"). See Note 2 for additional information on the acquisition of ION.
Recently Issued Financial Accounting Standards And Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the FASB on our consolidated financial statements as well as material updates to previous assessments, if any, from the 2025 Form 10-K.
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

24	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Notes to Financial Statements

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
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the three months ended September 30, 2025.

2. Acquisitions
Solaris Health
On August 12, 2025, we announced that we, through the Specialty Alliance, have entered into a definitive agreement to acquire Solaris Health, a urology MSO, for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments. In connection with the closing of this transaction, we will issue common units in the Specialty Alliance to certain physicians and management which are estimated to have a grant date fair value of approximately $500 million, a portion of which will be recognized as post-combination expense within acquisition-related cash and share-based compensation costs.
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
We intend to finance the transaction with a combination of cash proceeds from the recent debt financing and cash on hand. See Note 5 for additional information on the debt financing.
Advanced Diabetes Supply Group ("ADS")
On April 1, 2025, we completed the acquisition of ADS for a purchase price of approximately $1.0 billion in cash, subject to certain adjustments.
Transaction and integration costs associated with the ADS acquisition were $3 million for the three months ended September 30, 2025.
GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of a 73 percent ownership interest in GIA for a purchase price of approximately $2.8 billion in cash, subject to certain adjustments. Beginning on the third anniversary of the closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding interests.
Additionally, on May 30, 2025, we, through the Specialty Alliance, completed the acquisition of Urology America for a purchase price of $381 million in cash and equity in the Specialty Alliance, subject to certain adjustments.
Transaction and integration costs associated with the GIA acquisitions were $11 million for the three months ended September 30, 2025.
Integrated Oncology Network ("ION")
On December 2, 2024, we completed the acquisition of ION for a purchase price of $1.1 billion in cash, subject to certain adjustments.
Transaction and integration costs associated with the ION acquisition were $1 million for the three months ended September 30, 2025.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of Urology America, ADS, GIA, and ION are not yet finalized and are subject to adjustment as we complete the valuation analysis of these acquisitions. The purchase prices are also subject to adjustment based on working capital requirements as set forth in the acquisition agreements.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	25

Notes to Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Urology America, ADS, GIA, and ION:

(in millions)	Urology America	ADS	GIA	ION
Identifiable intangible assets:
Customer intangibles (1)	$—	$472	$—	$226
Trade names (2)	33	28	200	73
Non-competition agreements (3)	—	—	23	—
Total identifiable intangible assets acquired	33	500	223	299
Identifiable net assets/(liabilities):
Cash and equivalents	4	14	53	8
Trade receivables, net	23	101	191	59
Inventories	3	78	21	4
Prepaid expenses and other	3	8	13	5
Property and equipment, net	28	1	75	39
Other assets	41	377	312	52
Accounts payable	(20)	(104)	(89)	(10)
Current portion of long-term obligations and other short-term borrowings	—	—	(1)	(3)
Other accrued liabilities	(11)	(488)	(173)	(40)
Long-term obligations, less current portion	(6)	—	(15)	(14)
Deferred income taxes and other liabilities	(46)	(13)	(915)	(90)
Total identifiable net assets/(liabilities) acquired	52	474	(305)	309
Noncontrolling interest	(9)	—	—	(121)
Goodwill	338	575	3,090	881
Total net assets acquired	$381	$1,049	$2,785	$1,069
(1)    The weighted-average useful life of customer intangibles ranges from 10 years to 20 years.
(2)    The weighted-average useful life of trade names ranges from 2 years to 10 years.
(3)    The weighted-average useful life of non-competition agreements is 4 years.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The discount rates used to arrive at the present values of the identifiable intangible assets for Urology America, ADS, GIA, and ION ranged from 7 to 20 percent, and reflect their internal rates of return and uncertainty in the cash flow projections, which is reflective of market participant assumptions.
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
The vested Specialty Alliance Units, formerly referred to as GIA Units, were recognized at their acquisition date fair value of $739 million and are included in deferred income taxes and other liabilities in the consolidated balance sheet. The valuation of the Specialty Alliance Units utilizes significant unobservable inputs and thus represents a recurring Level 3 fair value measurement. The fair value of the Specialty Alliance Units was determined using a discount rate of 9.5% and an estimated weighted average service period of two years.
The noncontrolling interest for ION was recognized at the acquisition-date fair value of $121 million.
3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30,
(in millions)	2025	2024
Employee-related costs	$15	$16
Facility exit and other costs	5	8
Total restructuring and employee severance	$20	$24

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs, and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional project management, and costs associated with vacant facilities.
During the three months ended September 30, 2025 and 2024, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations.

26	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Notes to Financial Statements

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2025	$79	$—	$79
Additions	14	—	14
Payments and other adjustments	(22)	—	(22)
Balance at September 30, 2025	$71	$—	$71

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution	Other (1)	Total
Balance at June 30, 2025	$7,943	$—	$1,748	$9,691
Goodwill acquired, net of purchase price adjustments	21	—	(3)	18
Foreign currency translation adjustments and other	2	—	—	2
Balance at September 30, 2025	$7,966	$—	$1,745	$9,711
(1)Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
During the three months ended September 30, 2025, we did not identify any indicators of impairment within our reporting units.
Goodwill increased in the three months ended September 30, 2025 due to purchase accounting adjustments related to acquisitions in the Pharma segment and Other.
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2025
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$14	$—	$14	N/A
Total indefinite-life intangibles	14	—	14	N/A

Definite-life intangibles:
Customer intangibles	3,868	2,687	1,181	11
Trademarks, trade names and patents	1,341	478	863	8
Developed technology and other	1,030	739	292	6
Non-Competition Agreements	72	23	49	4
Total definite-life intangibles	6,311	3,927	2,385	7
Total other intangible assets	$6,325	$3,927	$2,399	N/A

	June 30, 2025
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$13	$—	$13
Total indefinite-life intangibles	13	—	13

Definite-life intangibles:
Customer intangibles	3,876	2,639	1,237
Trademarks, trade names and patents	1,340	459	881
Developed technology and other	1,030	726	304
Non-Competition Agreements	72	21	51
Total definite-life intangibles	6,318	3,845	2,473
Total other intangible assets	$6,331	$3,845	$2,486
Total amortization of intangible assets was $87 million and $68 million for the three months ended September 30, 2025 and 2024, respectively. Estimated annual amortization of intangible assets for the remainder of fiscal 2026 through 2030 is as follows: $269 million, $366 million, $330 million, $307 million, and $284 million.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	27

Notes to Financial Statements

5. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at:

(in millions) (1)	September 30, 2025	June 30, 2025
3.75% Notes due 2025	$—	$501
4.7% Notes due 2026	498	498
3.41% Notes due 2027	1,210	1,206
5.125% Notes due 2029	646	645
5.0% Notes due 2029	745	745
4.5% Notes due 2030	594	—
5.45% Notes due 2034	502	501
5.35% Notes due 2034	990	989
5.15% Notes due 2035	395	—
4.6% Notes due 2043	326	323
4.5% Notes due 2044	338	338
4.9% Notes due 2045	440	438
4.368% Notes due 2047	566	566
5.75% Notes due 2054	641	641
7.0% Debentures due 2026	124	124
Floating Rate Term Loan due 2028	799	799
Other Obligations	218	213
Total	9,032	8,527
Less: current portion of long-term obligations and other short-term borrowings	52	550
Long-term obligations, less current portion	$8,980	$7,977
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for the remainder of fiscal 2026 through 2030 and thereafter are as follows: $42 million, $1.9 billion, $837 million, $674 million, $766 million, and $4.9 billion.
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $9.0 billion and $8.5 billion at September 30, 2025 and June 30, 2025, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $36.9 billion and $34.7 billion at September 30, 2025 and June 30, 2025, respectively.
In August 2025, we issued additional debt, with the aggregate principal amount of $1.0 billion, to fund a portion of the consideration payable in connection with the Solaris Health acquisition and for general purposes. The notes issued are $600 million aggregate principal amount of 4.5% Notes that mature on September 15, 2030 and $400 million aggregate principal amount of 5.15% Notes that mature on September 15, 2035. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs, were approximately $1.0 billion.
During the three months ended September 30, 2025, we repaid the full principal of $500 million of the 3.75% Notes due 2025 at maturity with available cash.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2025 include a $3.0 billion commercial paper program backed by a $2.0 billion revolving credit facility that expires in February 2028 and a $1.0 billion 364-Day revolving credit facility that expired in October 2025. We also had a $1.0 billion committed receivables sales facility through September 2028. At September 30, 2025, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In September 2025, we renewed our committed receivables sales facility program through Cardinal Health Funding, LLC (“CHF”) through September 28, 2028.
In October 2025, we renewed the 364-Day revolving credit facility, under which we have access to $1.0 billion of committed liquidity through October 2026.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of September 30, 2025, we were in compliance with this financial covenant.

6. Commitments, Contingent Liabilities, and Litigation
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
Contingencies
New York Opioid Stewardship Act
In 2018, the State of New York adopted the Opioid Stewardship Act (the "OSA"), which created an aggregate $100 million annual

28	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Notes to Financial Statements
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
Opioid Lawsuits and Investigations
As of September 30, 2025, we have $4.3 billion accrued for the opioid-related matters described below, of which $486 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During three months ended September 30, 2025 and fiscal 2025, we made payments totaling $403 million and $798 million, respectively, which included our annual payments under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities and payments related to the settlement agreements with the City of Baltimore and classes of third-party payors and acute care hospitals.
During the three months ended September 30, 2025 and fiscal year 2025, there were no material expenses recognized for these matters.
States & Political Subdivisions
In April 2022, we along with two other national distributors (collectively, the "Distributors"), without admitting liability or wrongdoing, became parties to National Opioid Settlement Agreement ("the NOSA") to settle the vast majority lawsuits and

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	29

Notes to Financial Statements
claims brought by states and political subdivisions related to the distribution of opioid pain medications. In addition to the Distributors, parties to the NOSA include 48 states, the District of Columbia, and 5 U.S. territories. The NOSA also resulted in the resolution of the opioid-related claims of over 99 percent of political subdivisions in settling states (together with settling states and territories, the "Settling Governmental Entities").
Through October 2025, we have paid the Settling Governmental Entities approximately $2.2 billion and we expect to pay the Settling Governmental Entities additional amounts up to $4.1 billion through 2038. As required under the NOSA, a monitor is overseeing compliance with the Injunctive Relief provisions of the NOSA until 2027 and the distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund until 2032.
West Virginia subdivisions and Native American tribes were not a part of the NOSA. In July 2022, we entered into separate agreements to settle the opioid-related claims of the majority of remaining West Virginia subdivisions and Native American Tribes for approximately $124 million over eleven years and $136 million over five years, respectively.
We have now resolved the opioid-related claims of all 50 states and the District of Columbia; however, lawsuits brought by certain subdivisions remain outstanding.
In July 2022, a judgment in favor of the Distributors was entered in a bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington. In October 2025, the United States Court of Appeals for the Fourth Circuit vacated the district court's judgment and remanded the case for further proceedings. We intend to vigorously defend ourselves in this matter.
Private Plaintiffs
The NOSA does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. There were approximately 195 lawsuits brought by private plaintiffs pending as of October 28, 2025. Of these, approximately 51 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all of these matters.
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
Insurance Matters
We are involved in lawsuits in Ohio State court with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. An unfavorable outcome in these coverage matters may result in a change in loss reserves related to opioid litigation recorded by our captive insurance company, which would negatively impact cash flow.
During the three months ended September 30, 2025, we received $5 million in insurance recoveries related to opioid matters, which were recorded in the Pharma segment. During fiscal 2025, we received $25 million in insurance recoveries related to opioid matters. $12 million of the recoveries from our insurers were recorded in the Pharma segment. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of September 30, 2025.
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
In April 2023, we executed a settlement agreement that will resolve approximately 4,375 claims for $275 million, which we have paid into a qualified settlement fund. Payments to qualified implantees are being made out of the qualified settlement fund and we expect continued payments as additional plaintiffs meet the procedural requirements.
We have also entered into other agreements, which, in addition to the settlement discussed above, resolved the vast majority of IVC filter product liability claims. These settlements did not resolve all IVC filter product liability claims, and we intend to continue to vigorously defend ourselves in the remaining lawsuits.
At September 30, 2025, we had a total of $40 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets, which includes the $37 million in the qualified settlement fund.
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $43 million during the three months ended September 30, 2024.

30	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Notes to Financial Statements
7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of our pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three months ended September 30, 2025 and 2024, the effective tax rate was 24.1 percent and 23.0 percent, respectively.
Unrecognized Tax Benefits
We had $894 million and $879 million of unrecognized tax benefits at September 30, 2025 and June 30, 2025, respectively. The September 30, 2025 and June 30, 2025 balances include $877 million and $871 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At September 30, 2025 and June 30, 2025, we had $70 million and $65 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions. The OBBBA includes changes to existing tax law, including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act ("Tax Act"). We have evaluated the impact of the OBBBA and determined that it did not have a material effect on the Company’s financial statements for the three months ended September 30, 2025. We will continue to assess the implications of the OBBBA as further guidance becomes available but do not expect the legislation to have a material impact on the effective tax rate in future periods.

8. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,523	$—	$—	$2,523
Other investments (1)	109	—	—	109
Liabilities:
Forward contracts (2)	—	(34)	—	(34)
Share-based awards (3)	—	—	(910)	(910)

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,672	$—	$—	$1,672
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(48)	—	(48)
Share-based awards (3)	—	—	(843)	(843)
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
(3)     The shared-based awards are comprised of liability-classified awards, as defined under ASC 718, resulting from acquisitions by the Specialty Alliance. The fair value of the Specialty Alliance Units are determined using the discounted cash flow method. These are presented in deferred income taxes and other liabilities within the consolidated balance sheets. See Note 13 for additional information.
9. Financial Instruments
We utilize derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk and currency exchange risk. We do not use derivative instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	31

Notes to Financial Statements
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three months ended September 30, 2025 and 2024, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the three months ended September 30, 2025 we entered into pay-floating interest rate swaps with total notional amounts of $300 million. These swaps were designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
Cash Flow Hedges
We enter into derivative instruments to hedge our exposure to changes in cash flows attributable to interest rate and foreign currency fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.
Pre-tax gains recognized in other comprehensive income were immaterial for both the three months ended September 30, 2025 and 2024. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three months ended September 30, 2025 and 2024, respectively. Gains currently included within accumulated other comprehensive income associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In September 2025, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2027.
In September 2025, we terminated the ¥18 billion ($120 million) cross-currency swaps entered into in September 2023 and received settlement in cash of $3 million, recorded in our consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were immaterial for the three months ended September 30, 2025 and 2024, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were immaterial during both the three months ended September 30, 2025 and 2024.

32	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Notes to Financial Statements
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions, and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net in the consolidated statement of earnings. We recorded an immaterial loss during both the three months ended September 30, 2025 and 2024. The principal currencies managed through foreign currency contracts are the Canadian dollar, Chinese renminbi, Mexican peso, Brazilian real, and Indian rupee.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at September 30, 2025 and June 30, 2025 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2025	June 30, 2025
Estimated fair value	$8,126	$8,388
Carrying amount	9,032	8,527
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Deficit
During the three months ended September 30, 2025, we entered into an accelerated share repurchase ("ASR") program to repurchase common shares for an aggregate purchase price of $375 million. We received an initial delivery of 2.0 million common shares using a reference price of $148.12. The program will conclude by October 31, 2025.
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
We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2025	$(141)	$(14)	$(155)
Other comprehensive (loss)/income, before reclassifications	(4)	2	(2)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $1 million	(4)	—	(4)
Balance at September 30, 2025	$(145)	$(14)	$(159)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(138)	$(29)	$(167)
Other comprehensive income, before reclassifications	5	6	11
Amounts reclassified to earnings	—	1	1
Total other comprehensive income attributable to Cardinal Health, Inc., net of tax benefit of $5 million	5	7	12
Balance at September 30, 2024	$(133)	$(22)	$(155)

11. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc. ("EPS"):

	Three Months Ended September 30,
(in millions)	2025	2024
Weighted-average common shares–basic	238	243
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	1	2
Weighted-average common shares–diluted	239	245
The potentially dilutive employee stock options, restricted share units, and performance share units that were excluded from the

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	33

Notes to Financial Statements

computation of diluted EPS were immaterial for the three months ended September 30, 2025 and 2024.

12. Segment Information
We operate under two reportable segments: Pharmaceutical and Specialty Solutions ("Pharma") and Global Medical Products and Distribution ("GMPD"). All remaining operating segments that are not significant enough to require separate reportable segment disclosures are included in Other, which is comprised of Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes of allocating resources and assessing performance combined with the nature of the individual business activities.
Our Pharma segment distributes branded and generic pharmaceutical, specialty pharmaceutical, and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; repackages generic pharmaceuticals and over-the-counter healthcare products; and includes our managed services organization platforms for physician offices.
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
Revenue
The following table presents revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

	Three Months Ended September 30,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$59,205	$47,990
Global Medical Products and Distribution	3,184	3,123
Nuclear and Precision Health Solutions	436	373
at-Home Solutions	1,115	739
OptiFreight® Logistics	90	74
Other	1,641	1,186
Total segment revenue	64,030	52,299
Corporate (1)	(21)	(22)
Total revenue	$64,009	$52,277
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

	Three Months Ended September 30,
(in millions)	2025	2024
United States	$63,611	$51,891
International	419	408
Total segment revenue	64,030	52,299
Corporate (1)	(21)	(22)
Total revenue	$64,009	$52,277
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
The Company’s Chief Executive Officer, the chief operating decision maker ("CODM"), evaluates segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate technology and shared functions expenses, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology, and legal and compliance, including certain litigation defense costs. Corporate expenses are allocated to the operating segments based on headcount, level of benefit provided, and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.
We do not allocate the following items to our segments:
•last-in first-out, or ("LIFO"), inventory charges/(credits);
•state opioid assessment related to prior fiscal years;

34	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Notes to Financial Statements

•restructuring and employee severance;
•amortization and other acquisition-related costs;
•acquisition-related cash and share-based compensation costs;
•impairments and (gain)/loss on disposal of assets, net;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•provision for/(benefit from) income taxes
In addition, certain investment spending and certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $16 million and $12 million for the three months ended September 30, 2025 and 2024, respectively.
The following table presents segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended September 30, 2025
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$59,205	$3,184	$1,641	$64,030

Cost of product sold	57,857	2,633	1,221	61,711
SG&A	681	505	254	1,440
Total segment expenses	58,538	3,138	1,475	63,151

Segment profit	$667	$46	$166	$879
Corporate (1)				(211)
Consolidated operating earnings				$668

	Three Months Ended September 30, 2024
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$47,990	$3,123	$1,186	$52,299

Cost of product sold	46,909	2,604	884	50,397
SG&A	551	511	198	1,260
Total segment expenses	47,460	3,115	1,082	51,657

Segment profit	$530	$8	$104	$642
Corporate (1)				(74)
Consolidated operating earnings				$568
(1)     Corporate revenue and expenses consists of the elimination of inter-segment revenue and other revenue and expenses not allocated to the segments.
Segment Assets
The following table presents total assets for two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	September 30, 2025	June 30, 2025
Pharmaceutical and Specialty Solutions	$38,683	$37,313
Global Medical Products and Distribution	7,133	6,889
Other	4,049	4,045
Corporate	5,363	4,875
Total assets	$55,228	$53,122

The following tables present depreciation and amortization and additions to property and equipment for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended September 30,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$61	$27
Global Medical Products and Distribution	55	49
Other	29	18
Corporate	88	88
Total depreciation and amortization	$233	$182

	Three Months Ended September 30,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$32	$11
Global Medical Products and Distribution	19	23
Other	15	12
Corporate	42	44
Total additions to property and equipment	$108	$90

The following table presents property and equipment, net by geographic area:

(in millions)	September 30, 2025	June 30, 2025
United States	$2,396	$2,422
International	435	436
Total property and equipment, net	$2,831	$2,858

13. Share-Based Compensation
We maintain Cardinal Health, Inc. corporate stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees. As of September 30, 2025, we have 15 million shares authorized for issuance under the Plans. Upon vesting these units convert to common shares without restrictions or future service requirements.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	35

Notes to Financial Statements

The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2025	2024
Restricted share unit expense	$18	$19
Performance share unit expense	12	11
Total share-based compensation	$30	$30
The total tax benefit related to share-based compensation was $4 million for both the three months ended September 30, 2025 and 2024. Share-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of earnings. Our condensed consolidated statements of cash flows present our share-based compensation expense as a reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2025	1.4	$86.30
Granted	0.5	149.63
Vested	(0.7)	88.51
Canceled and forfeited	—	—
Nonvested at September 30, 2025	1.2	$119.11
The total fair value of units vested during both the three months ended September 30, 2025 and 2024 were $53 million.
At September 30, 2025, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $110 million, which is expected to be recognized over a weighted-average period of two years.
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2025	1.5	$99.45
Granted	0.3	153.66
Vested	(0.6)	92.71
Canceled and forfeited	—	—
Nonvested at September 30, 2025	1.2	$115.79
The total fair value of units vested during the three months ended September 30, 2025 and 2024 were $108 million and $45 million, respectively.
At September 30, 2025, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $59 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.
Specialty Alliance Share-Based Compensation
Specialty Alliance, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. Share-based compensation expense associated with these awards of $63 million was recognized during the three months ended September 30, 2025, of which $61 million is included in acquisition-related cash and share-based compensation costs and $2 million is included in selling, general, and administrative expenses in the condensed consolidated statements of earnings. The liability and associated future expenses may vary based on the changes in the estimated fair value.
The following table summarizes the fair market value of the Specialty Alliance Units as of September 30, 2025:

(in millions, except per share amounts)	Specialty Alliance Share Units	Fair Value per Share
Nonvested at June 30, 2025	206	$1.54
Granted	28	1.54
Vested	(35)	1.54
Canceled and forfeited	(1)	1.54
Nonvested at September 30, 2025	199	$1.56
Vested at September 30, 2025	585	$1.56
The total fair value of the Specialty Alliance Units vested during the three months ended September 30, 2025 was $53 million. During the three months ended September 30, 2025, we recognized an increase in the fair value of the liability, resulting in expense of $10 million, related to the vested Specialty Alliance Units, which is recognized in acquisition-related cash and share-based compensation costs.
At September 30, 2025, the total pre-tax compensation cost related to nonvested Specialty Alliance Units not yet recognized

36	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Notes to Financial Statements

was $310 million, which is expected to be recognized over a weighted-average period of approximately one year.

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	37

Exhibits
Exhibits

Exhibit Number	Exhibit Description
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
4.1
Third Supplemental Indenture, dated as of August 27, 2025, between Cardinal Health, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Cardinal Health, Inc.'s Current Report on Form 8-K filed on August 27, 2025, File No. 1-11373)

4.2	Form of 4.500% Notes due 2030 (included in Exhibit 4.1)
4.3	Form of 5.150% Notes due 2035 (included in Exhibit 4.1)
10.1
First Amendment, dated September 30, 2025, to the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 3, 2025, File No. 1-11373)

10.2	364-Day Credit Agreement, dated October 7, 2025 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on October 10, 2025, File No. 1-11373)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)

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

38	Cardinal Health | Q1 Fiscal 2026 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

Cardinal Health | Q1 Fiscal 2026 Form 10-Q	39

Additional Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardinal Health, Inc.

Date:	October 30, 2025	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

40	Cardinal Health | Q1 Fiscal 2026 Form 10-Q