Form 10-Q
period 2025-12-31
CARDINAL HEALTH INC
filed 2026-02-05
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☑
The number of the registrant’s common shares, without par value, outstanding as of January 31, 2026, was the following: 235,316,016.

Cardinal Health Q2 Fiscal 2026 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected, or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 Form 10-K”), our Form 10-Q for the quarter ended September 30, 2025, and other SEC filings made since June 30, 2025. Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at December 31, 2025 and June 30, 2025, and in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for the three and six months ended December 31, 2025 and 2024. All comparisons presented are with respect to the prior-year period, unless stated otherwise. The discussion and analysis in this Form 10-Q should be read in conjunction with the MD&A included in our 2025 Form 10-K.

2	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three and six months ended December 31, 2025 increased 19 percent to $65.6 billion and 21 percent to $129.6 billion from the comparative prior-year periods, respectively, primarily due to branded and specialty pharmaceutical sales growth from existing and new customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2025	2024	Change	2025	2024	Change
GAAP operating earnings	$707	$549	29%	$1,375	$1,117	23%
State opioid assessment related to prior fiscal years	(17)	—		(17)	—
Restructuring and employee severance	21	9		41	33
Amortization and other acquisition-related costs	130	105		234	179
Acquisition-related cash and share-based compensation costs	67	—		131	—
Impairments and (gain)/loss on disposal of assets, net	(14)	3		(12)	2
Litigation (recoveries)/charges, net	(18)	(31)		(18)	(71)
Non-GAAP operating earnings	$877	$635	38%	$1,734	$1,260	38%
The sum of the components and certain computations may reflect rounding adjustments.
GAAP operating earnings for the three and six months ended December 31, 2025 increased 29 percent to $707 million and 23 percent to $1.4 billion from the comparative prior-year periods, respectively, primarily due to the impact of the acquisitions of management services organization ("MSO") platforms and Advanced Diabetes Supply Group ("ADS"), increased contribution from branded and specialty pharmaceutical products, and growth from existing customers within the GMPD segment, partially offset by acquisition-related cash and share-based compensation costs.

Non-GAAP operating earnings for the three and six months ended December 31, 2025 increased 38 percent to $877 million and to $1.7 billion from the comparative prior-year periods, respectively, primarily due to the impact of the acquisitions of MSO platforms and ADS, increased contribution from branded and specialty pharmaceutical products, and growth from existing customers within the GMPD segment.

GAAP and Non-GAAP Diluted EPS

	Three Months Ended December 31,			Six Months Ended December 31,
($ per share)	2025 (2)	2024 (2)	Change	2025 (2)	2024 (2)	Change
GAAP diluted EPS (1)	$1.97	$1.65	19%	$3.85	$3.35	15%
State opioid assessment related to prior fiscal years	(0.05)	—		(0.05)	—
Restructuring and employee severance	0.07	0.03		0.13	0.10
Amortization and other acquisition-related costs	0.46	0.32		0.78	0.54
Acquisition-related cash and share-based compensation costs	0.27	—		0.53	—
Impairments and (gain)/loss on disposal of assets, net	(0.06)	0.01		(0.03)	0.01
Litigation (recoveries)/charges, net	(0.04)	(0.08)		(0.02)	(0.19)
Non-GAAP diluted EPS (1)	$2.63	$1.93	36%	$5.18	$3.81	36%
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
GAAP diluted EPS for the three and six months ended December 31, 2025 increased 19 percent to $1.97 and 15 percent to $3.85 from the comparative prior-year periods, respectively, primarily due to the factors impacting GAAP operating earnings discussed in the preceding section, partially offset by increased interest expense.

3	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Overview
Non-GAAP diluted EPS for the three and six months ended December 31, 2025 increased 36 percent to $2.63 and $5.18 from the comparative prior-year periods, respectively, primarily due to the factors impacting non-GAAP operating earnings discussed in the preceding section, partially offset by increased interest expense.

Significant Developments in Fiscal 2026 and Trends
Pharmaceutical and Specialty Solutions Segment

Solaris Health Acquisition
On November 3, 2025, we, through The Specialty Alliance, completed the acquisition of Solaris Health, a urology MSO, for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments. In connection with the closing of this transaction, we issued common units in The Specialty Alliance to certain physicians and members of management which are estimated to have a grant date fair value of approximately $500 million, a portion of which will be recognized as post-combination expense within acquisition-related cash and share-based compensation costs.
Solaris Health includes more than 750 providers across more than 250 practice locations in 14 states. Solaris Health is part of The Specialty Alliance, our multi-specialty MSO platform, and their results are reported within our Pharma segment. With the closing of this transaction, we own approximately 76% of The Specialty Alliance. We funded the acquisition with a combination of cash proceeds from the recent debt financing and cash on hand. See Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the debt financing.
Management Service Organization Platforms
The performance of our MSO platforms, which consists of The Specialty Alliance and Navista, positively impacted the year-over-year comparison of Pharma segment profit during the three and six months ended December 31, 2025, primarily due to the impact of the acquisitions of GI Alliance ("GIA"), Urology America, Integrated Oncology Network ("ION") and Solaris Health. The Specialty Alliance is our multi-specialty MSO platform, which is primarily comprised of GIA, Urology America, Solaris Health and other gastroenterology- and urology-focused practices. Navista is our oncology MSO platform, which is primarily comprised of ION and other oncology-focused practices. Our ability to successfully provide physician practice support and management services, and to receive the value we expect to receive from our recent acquisitions of MSO platforms, depends upon a number of factors, including: the ability to develop or acquire and integrate appropriate practice management and support expertise; the ability to support recruitment, integration, and retention of sufficient numbers of local providers and staff; ensuring the alignment of interests between Cardinal Health and the physicians; the ability to successfully support negotiations with vendors, suppliers, and payors; the reimbursement and regulatory environment; and competition from other healthcare organizations.
Branded Pharmaceuticals
During the three and six months ended December 31, 2025, we saw increased demand for GLP-1 pharmaceuticals and our sales increased significantly. These increased sales positively impacted our Pharma segment and consolidated revenue for the three and six months ended December 31, 2025; however, increased GLP-1 sales did not meaningfully contribute to segment profit. Future demand for these medications is unpredictable and our ability to meet demand may be impacted by supply constraints. Additionally, the recently issued Executive Order titled “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” may impact sales or profitability of branded pharmaceutical products; however, the extent of the impact is uncertain and may vary depending on the timeline for implementation and the extent of any price reductions.
Generics Program
The performance of our Pharma segment generics program positively impacted the year-over-year comparison of Pharma segment profit during the three and six months ended December 31, 2025. The Pharma segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
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

4	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Overview
Tariffs

Recent U.S. tariffs imposed or threatened to be imposed on goods, materials, and products imported into the United States from countries where we do business and any retaliatory actions taken by such countries have resulted in us incurring substantial additional costs to source products and materials, directly and indirectly, from affected countries, resulting in raising prices on certain products and evaluating alternative sources of supply. It is also possible that we could experience supply disruptions or shortages as a result of tariffs or other protective measures.
We have taken action to reduce the potential impact of tariffs on our costs; however, at this time, the countries that will be subject to tariffs and the tariff rate that may be imposed on each country remains dynamic and we do not expect to be able to establish alternative sources of supply or otherwise mitigate the potential impact of tariffs on all of the products that we source, manufacture or distribute. If we are not able to offset the impact of tariffs through price increases or otherwise mitigate the impacts, our financial results could be negatively impacted. Additionally, if tariffs are modified in the future, or our preliminary information is incorrect regarding their impact, we may not be able to respond to such changes adequately or in a timely manner and our financial results could be negatively impacted. Furthermore, if our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected.

5	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2025	2024	Change	2025	2024	Change
Pharmaceutical and Specialty Solutions	$60,669	$50,849	19%	$119,874	$98,839	21%
Global Medical Products and Distribution	3,259	3,154	3%	6,443	6,277	3%
Other	1,724	1,283	34%	3,365	2,469	36%
Total segment revenue	65,652	55,286	19%	129,682	107,585	21%
Corporate	(25)	(22)	N.M.	(46)	(44)	N.M.
Total revenue	$65,627	$55,264	19%	$129,636	$107,541	21%
Pharmaceutical and Specialty Solutions
Pharma segment revenue for the three and six months ended December 31, 2025 increased 19 percent to $60.7 billion and 21 percent to $119.9 billion from the comparative prior-year periods, respectively, primarily due to branded and specialty pharmaceutical sales growth from existing and new customers.
Global Medical Products and Distribution
GMPD segment revenue for the three and six months ended December 31, 2025 increased 3 percent to $3.3 billion and $6.4 billion from the comparative prior-year periods, respectively, primarily due to volume growth from existing customers.
Other
Other segment revenue for the three and six months ended December 31, 2025 increased 34 percent to $1.7 billion and 36 percent to $3.4 billion from the comparative prior-year periods, respectively, due to growth across at-Home Solutions (including the acquisition of ADS), Nuclear and Precision Health Solutions, and OptiFreight® Logistics.

Cost of Products Sold

Cost of products sold for the three and six months ended December 31, 2025 increased 19 percent to $63.2 billion and 20 percent to $124.9 billion from the comparative prior-year periods, respectively, primarily due to the factors affecting the changes in revenue and gross margin.

6	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Gross Margin

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2025	2024	Change	2025	2024	Change
Gross margin	$2,397	$1,941	23%	$4,716	$3,843	23%

Gross margin for the three and six months ended December 31, 2025 increased 23 percent to $2.4 billion and $4.7 billion from the comparative prior-year periods, respectively, primarily due to the acquisitions of MSO platforms and ADS and the increased contribution from branded and specialty pharmaceutical products.
Gross margin rates for the three and six months ended December 31, 2025 grew 14 basis points to 3.65 percent and 7 basis points to 3.64 percent from the comparative prior-year periods, respectively, primarily due to the acquisition of MSO platforms, partially offset by the impact of the unfavorable changes in product mix for the Pharma segment. These changes in product mix were primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2025	2024	Change	2025	2024	Change
SG&A expenses	$1,504	$1,306	15%	$2,965	$2,583	15%
SG&A expenses for the three and six months ended December 31, 2025 increased 15 percent to $1.5 billion and $3.0 billion from the comparative prior-year periods, respectively, primarily due to the acquisitions of MSO platforms and ADS.

7	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2025	2024	Change	2025	2024	Change
Pharmaceutical and Specialty Solutions	$687	$531	29%	$1,354	$1,061	28%
Global Medical Products and Distribution	37	18	N.M.	83	26	N.M.
Other	179	118	52%	345	222	55%
Total segment profit	903	667	35%	1,782	1,309	36%
Corporate	(196)	(118)	N.M.	(407)	(192)	N.M.
Total consolidated operating earnings	$707	$549	29%	$1,375	$1,117	23%
Pharmaceutical and Specialty Solutions
Pharma segment profit for the three and six months ended December 31, 2025 increased 29 percent to $687 million and 28 percent to $1.4 billion from the comparative prior-year periods, respectively, primarily due to increased contribution from branded and specialty pharmaceutical products, the acquisition of MSO platforms, and the performance of our generics program.
Global Medical Products and Distribution
GMPD segment profit for the three and six months ended December 31, 2025 increased to $37 million and $83 million from the comparative prior-year periods, respectively, primarily due to growth from existing customers and the beneficial net impact of cost optimization initiatives, partially offset by the adverse net impact of tariffs.
Other
Other segment profit for the three and six months ended December 31, 2025 increased 52 percent to $179 million and 55 percent to $345 million from the comparative prior-year periods, respectively, primarily due to the performance of at-Home Solutions (including the acquisition of ADS) and OptiFreight® Logistics.
Corporate
The changes in Corporate for the three and six months ended December 31, 2025 were due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

8	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2025	2024	2025	2024
Restructuring and employee severance	$21	$9	$41	$33
Amortization and other acquisition-related costs	130	105	234	179
Acquisition-related cash and share-based compensation costs	67	—	131	—
Impairments and (gain)/loss on disposal of assets, net	(14)	3	(12)	2
Litigation (recoveries)/charges, net	(18)	(31)	(18)	(71)
Restructuring and Employee Severance
During the three and six months ended December 31, 2025, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $84 million and $171 million for the three and six months ended December 31, 2025, respectively, and $69 million and $137 million for the three and six months ended December 31, 2024, respectively.
Transaction and integration costs associated with acquisitions were $46 million and $63 million for the three and six months ended December 31, 2025, respectively, and $36 million and $42 million for the three and six months ended December 31, 2024, respectively.
Acquisition-related Cash and Share-based Compensation Costs
Acquisition-related cash and share-based compensation costs were $67 million and $131 million for the three and six months ended December 31, 2025, respectively, primarily resulting from the acquisitions within The Specialty Alliance.
Litigation (Recoveries)/Charges, Net
We recognized income for net recoveries in class action antitrust litigation in which we were a class member or plaintiff of $19 million during both the three and six months ended December 31, 2025 and $16 million and $59 million during the three and six months ended December 31, 2024, respectively. We recognized $15 million in opioid-related insurance recoveries during the three and six months ended December 31, 2024.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended December 31,			Six Months Ended December 31,
(in millions)	2025	2024	Change	2025	2024	Change
Other (income)/expense, net	$(11)	$3	N.M.	$(21)	$(2)	N.M.
Interest expense, net	88	35	N.M.	168	67	N.M.
Interest Expense, Net
Interest expense, net for the three and six months ended December 31, 2025 increased to $88 million and $168 million from the comparative prior-year periods, respectively, primarily due to the additional debt financing for our recent acquisitions.
Provision for Income Taxes

The effective tax rate was 25.2 percent and 21.4 percent for the three months ended December 31, 2025 and 2024, respectively, and 24.7 percent and 22.2 percent for the six months ended December 31, 2025 and 2024, respectively. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

9	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $2.8 billion at December 31, 2025 compared to $3.9 billion at June 30, 2025.
During the six months ended December 31, 2025, net cash provided by operating activities was $1.7 billion, which includes the impact of payments totaling $403 million related to the opioid litigation.
During the six months ended December 31, 2025, we deployed $1.9 billion for the Solaris Health acquisition, $500 million for debt repayment, $758 million for share repurchases, $251 million for dividends, and $239 million for capital expenditures. We issued new long-term debt and received net proceeds of approximately $1.0 billion to fund a portion of the consideration paid in connection with the Solaris Health acquisition and for general purposes.
At December 31, 2025, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at December 31, 2025 includes $505 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2025 include a $3.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility that expires in February 2028 and a $1.0 billion 364-Day revolving credit facility that expires in October 2026. We also have a $1.0 billion committed receivables sales facility through September 2028. At December 31, 2025, we had no amounts outstanding under our commercial paper program, revolving credit facilities, or our committed receivables sales facility.
In September 2025, we renewed our committed receivables sales facility program through Cardinal Health 23 Funding, LLC ("CHF") through September 2028.
In October 2025, we renewed the 364-Day revolving credit facility, under which we have access to $1.0 billion of committed liquidity through October 2026.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2025, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $9.0 billion and $8.5 billion at December 31, 2025 and June 30, 2025, respectively.
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
During the six months ended December 31, 2025, we repaid the full principal of $500 million of the 3.75% Notes due 2025 at maturity with available cash.

10	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlements
We had $4.3 billion accrued at December 31, 2025 related to certain national opioid litigation settlements, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the six months ended December 31, 2025, we made our fifth annual payment of $366 million under National Opioid Settlement Agreement (the "NOSA") and other settlement payments of $37 million related to the opioid litigation. The amounts of future annual payments under the NOSA may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the six months ended December 31, 2025 and 2024 were $239 million and $189 million, respectively.
Dividends
On each of May 5, 2025, August 15, 2025, and November 4, 2025, our Board of Directors approved a quarterly dividend of $0.5107 per share, or $2.04 per share on an annualized basis, which were paid on July 15, 2025, October 15, 2025, and, January 15, 2026 to shareholders of record on July 1, 2025, October 1, 2025, and January 2, 2026, respectively.

Share Repurchases
During the six months ended December 31, 2025, we deployed $750 million for repurchases of our common shares under accelerated share repurchase ("ASR") programs. We funded the repurchases with available cash. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
Solaris Health Acquisition
On November 3, 2025, we, through The Specialty Alliance, completed the acquisition of Solaris Health, a urology MSO, for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments. In connection with the closing of this transaction, we issued common units in The Specialty Alliance to certain physicians and management which are estimated to have a grant date fair value of approximately $500 million, a portion of which will be recognized as post-combination expense. See Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

11	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in the 2025 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2025. Other than the considerations noted above in connection with the Solaris Health acquisition and our debt issuance, there have been no subsequent material changes outside of the ordinary course of business to those items. See Note 2 and Note 5 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

Critical Accounting Policies and Sensitive Accounting Estimates
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Estimates are inherently uncertain, therefore actual results may differ, including due to the risks discussed in "Risk Factors" and other risks discussed in our 2025 Form 10-K and our other filings with the SEC since June 30, 2025. There have been no material changes to our critical accounting estimates since the filing of our 2025 Form 10-K.

12	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

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

13	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
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

14	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Non-controlling Interests	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended December 31, 2025
GAAP	$707	29%	$630	$159	$(4)	$467	17%	$1.97	19%
State opioid assessments related to prior fiscal years	(17)		(17)	(4)		(13)		(0.05)
Restructuring and employee severance	21		21	5		16		0.07
Amortization and other acquisition-related costs	130		130	20		110		0.46
Acquisition-related cash and share-based compensation costs	67		67	4		63		0.27
Impairments and (gain)/loss on disposal of assets, net	(14)		(14)	(3)		(11)		(0.06)
Litigation (recoveries)/charges, net	(18)		(18)	(8)		(10)		(0.04)
Non-GAAP	$877	38%	$799	$171	$(4)	$624	33%	$2.63	36%
	Three Months Ended December 31, 2024
GAAP	$549	9%	$511	$110	$(1)	$400	9%	$1.65	10%
Restructuring and employee severance	9		9	2		7		0.03
Amortization and other acquisition-related costs	105		105	27		78		0.32
Impairments and (gain)/loss on disposal of assets, net	3		3	1		2		0.01
Litigation (recoveries)/charges, net	(31)		(31)	(12)		(19)		(0.08)
Non-GAAP	$635	9%	$597	$127	$(1)	$468	1%	$1.93	2%
	Six Months Ended December 31, 2025
GAAP	$1,375	23%	$1,228	$303	$(8)	$917	12%	$3.85	15%
State opioid assessments related to prior fiscal years	(17)		(17)	(4)		(13)		(0.05)
Restructuring and employee severance	41		41	9		32		0.13
Amortization and other acquisition-related costs	234		234	49		185		0.78
Acquisition-related cash and share-based compensation costs	131		131	5		126		0.53
Impairments and (gain)/loss on disposal of assets, net	(12)		(12)	(3)		(9)		(0.03)
Litigation (recoveries)/charges, net	(18)		(18)	(14)		(4)		(0.02)
Non-GAAP	$1,734	38%	$1,587	$344	$(8)	$1,235	33%	$5.18	36%
	Six Months Ended December 31, 2024
GAAP	$1,117	N.M.	$1,052	$234	$(2)	$816	N.M.	$3.35	N.M.
Restructuring and employee severance	33		33	8		25		0.10
Amortization and other acquisition-related costs	179		179	47		132		0.54
Impairments and (gain)/loss on disposal of assets, net	2		2	—		2		0.01
Litigation (recoveries)/charges, net	(71)		(71)	(24)		(47)		(0.19)
Non-GAAP	$1,260	10%	$1,195	$266	$(2)	$927	4%	$3.81	6%
1     Attributable to Cardinal Health, Inc.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

15	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2025 Form 10-K since the end of fiscal 2025 through December 31, 2025.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Modification of Certain Software Systems
The Pharma segment is in the process of modifying certain finance and operating information systems related to ongoing supply chain optimization initiatives. If these systems and processes are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting.

16	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Other
Legal Proceedings
The legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in the 2025 Form 10-K, our Form 10-Q for the quarter ended September 30, 2025, and our other filings with the SEC since June 30, 2025. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1,2,3)	Average Price Paid per Share (2,3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3,4)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (4) (in millions)
October 2025	443,682	$151.88	443,675	$2,368
November 2025	1,577,127	190.22	1,577,121	2,068
December 2025	297,898	200.00	297,892	1,993
Total	2,318,707	$184.15	2,318,688	$1,993
(1)Reflects 7, 6, and 6 common shares purchased in October, November, and December 2025, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On November 3, 2025, we entered into an ASR program to purchase common shares for an aggregate purchase price of $375 million and received an initial delivery of 1.6 million common shares using a reference price of $190.22. The ASR program concluded on December 15, 2025 at a volume weighted average price per common share of $200.00 resulting in a final delivery of 0.3 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On August 13, 2025, we entered into an ASR program to purchase common shares for an aggregate purchase price of $375 million and received an initial delivery of 2.0 million common shares using a reference price of $148.12. The ASR program concluded on October 31, 2025 at a volume weighted average price per common share of $151.88 resulting in a final delivery of 0.4 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(4)On June 7, 2023, our Board of Directors approved a $3.5 billion share repurchase program, which will expire on December 31, 2027. As of December 31, 2025, we had $2.0 billion authorized for share repurchases remaining under this program.
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended December 31, 2025, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K under the Exchange Act.

17	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Financial Statements

Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per common share amounts)	2025	2024	2025	2024
Revenue	$65,627	$55,264	$129,636	$107,541
Cost of products sold	63,230	53,323	124,920	103,698
Gross margin	2,397	1,941	4,716	3,843

Operating expenses:
Distribution, selling, general and administrative expenses	1,504	1,306	2,965	2,583
Restructuring and employee severance	21	9	41	33
Amortization and other acquisition-related costs	130	105	234	179
Acquisition-related cash and share-based compensation costs	67	—	131	—
Impairments and (gain)/loss on disposal of assets, net	(14)	3	(12)	2
Litigation (recoveries)/charges, net	(18)	(31)	(18)	(71)
Operating earnings	707	549	1,375	1,117

Other (income)/expense, net	(11)	3	(21)	(2)
Interest expense, net	88	35	168	67
Earnings before income taxes	630	511	1,228	1,052

Provision for income taxes	159	110	303	234
Net earnings	471	401	925	818

Less: Net earnings attributable to noncontrolling interests	(4)	(1)	(8)	(2)
Net earnings attributable to Cardinal Health, Inc.	$467	$400	$917	$816

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.98	$1.65	$3.87	$3.37
Diluted	1.97	1.65	3.85	3.35

Weighted-average number of common shares outstanding:
Basic	236	242	237	242
Diluted	237	243	238	243

Cash dividends declared per common share	$0.5107	$0.5056	$1.0214	$1.0112
See notes to condensed consolidated financial statements.

18	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2025	2024	2025	2024
Net earnings	$471	$401	$925	$818

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	9	(16)	5	(11)
Net unrealized loss on derivative instruments, net of tax	(3)	(9)	(3)	(2)
Total other comprehensive income/(loss), net of tax	6	(25)	2	(13)

Total comprehensive income	477	376	927	805

Less: comprehensive income attributable to noncontrolling interests	(4)	(1)	(8)	(2)
Total comprehensive income attributable to Cardinal Health, Inc.	$473	$375	$919	$803
See notes to condensed consolidated financial statements.

19	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,777	$3,874
Trade receivables, net	13,662	13,242
Inventories, net	20,116	16,831
Prepaid expenses and other	2,675	2,414
Assets held for sale	—	12
Total current assets	39,230	36,373

Property and equipment, net	2,877	2,858
Goodwill and other intangibles, net	13,978	12,177
Other assets	1,998	1,714
Total assets	$58,083	$53,122

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$38,996	$34,713
Current portion of long-term obligations and other short-term borrowings	680	550
Other accrued liabilities	3,638	3,634
Total current liabilities	43,314	38,897

Long-term obligations, less current portion	8,347	7,977
Deferred income taxes and other liabilities	9,122	8,882

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—271 million shares at December 31, 2025 and June 30, 2025	2,847	2,956
Retained earnings	1,455	783
Common shares in treasury, at cost: 35 million shares and 32 million shares at December 31, 2025 and June 30, 2025, respectively	(7,033)	(6,365)
Accumulated other comprehensive loss	(153)	(155)
Total Cardinal Health, Inc. shareholders' deficit	(2,884)	(2,781)
Noncontrolling interests	184	147
Total shareholders’ deficit	(2,700)	(2,634)
Total liabilities and shareholders’ deficit	$58,083	$53,122
See notes to condensed consolidated financial statements.

20	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares		Retained Earnings/(Accumulated Deficit)	Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount		Shares	Amount
	Three Months Ended December 31, 2025
Balance at September 30, 2025	271	$2,746	$1,116	(33)	$(6,582)	$(159)	$148	$(2,731)
Net earnings			467				4	471
Other comprehensive income, net of tax						6		6
Acquisitions							33	33
Employee stock plans activity, net of shares withheld for employee taxes	—	26		—	3			29
Share repurchase program activity	—	75		(2)	(454)			(379)
Dividends declared			(128)					(128)
Payments to noncontrolling interests							(1)	(1)
Balance at December 31, 2025	271	$2,847	$1,455	(35)	$(7,033)	$(153)	$184	$(2,700)

	Three Months Ended December 31, 2024
Balance at September 30, 2024	327	$2,827	$14	(85)	$(5,963)	$(155)	$1	$(3,276)
Net earnings			400				1	401
Other comprehensive loss, net of tax						(25)		(25)
Acquisitions							72	72
Employee stock plans activity, net of shares withheld for employee taxes	—	30		—	13			43
Share repurchase program activity	—	75		—	(76)			(1)
Retirement of treasury stock	(56)	—		56	—			—
Dividends declared			(128)					(128)
Payments to noncontrolling interests							(4)	(4)
Other			(3)					(3)
Balance at December 31, 2024	271	$2,932	$283	(29)	$(6,026)	$(180)	$70	$(2,921)

	Six Months Ended December 31, 2025
Balance at June 30, 2025	271	$2,956	$783	(32)	$(6,365)	$(155)	$147	$(2,634)
Net earnings			917				8	925
Other comprehensive income, net of tax						2		2
Acquisitions							32	32
Employee stock plans activity, net of shares withheld for employee taxes	—	(109)		1	89			(20)
Share repurchase program activity				(4)	(757)			(757)
Dividends declared			(245)					(245)
Payments to noncontrolling interests							(4)	(4)
Other	—	—					1	1
Balance at December 31, 2025	271	$2,847	$1,455	(35)	$(7,033)	$(153)	$184	$(2,700)

	Six Months Ended December 31, 2024
Balance at June 30, 2024	327	$2,917	$(286)	(83)	$(5,677)	$(167)	$1	$(3,212)
Net earnings			816				2	818
Other comprehensive loss, net of tax						(13)		(13)
Acquisitions							72	72
Employee stock plans activity, net of shares withheld for employee taxes	—	15		1	30			45
Share repurchase program activity				(3)	(379)			(379)
Retirement of treasury stock	(56)	—		56	—			—
Dividends declared			(247)					(247)
Purchase of noncontrolling interests							(4)	(4)
Other							(1)	(1)
Balance at December 31, 2024	271	$2,932	$283	(29)	$(6,026)	$(180)	$70	$(2,921)
See notes to condensed consolidated financial statements.

21	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net earnings	$925	$818

Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	467	374
Impairments and loss on sale of other investments	5	2
Impairments and (gain)/loss on disposal of assets, net	(12)	2
Share-based compensation	180	60
Provision for bad debts	27	28
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(198)	(253)
Increase in inventories	(3,279)	(1,967)
Increase/(decrease) in accounts payable	4,176	(470)
Repurchases of liability-classified Specialty Alliance Units	(22)	—
Other accrued liabilities and operating items, net	(610)	(637)
Net cash provided by/(used in) operating activities	1,659	(2,043)

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,925)	(1,076)
Additions to property and equipment	(239)	(189)
Proceeds from disposal of property and equipment	31	—
Proceeds from short-term investment in time deposit	—	200
Other investing items, net	11	1
Net cash used in investing activities	(2,122)	(1,064)

Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	989	2,869
Reduction of long-term obligations	(524)	(423)
Payments of noncontrolling interests, net	(4)	(4)
Net tax withholding from share-based compensation	(81)	(15)
Dividends on common shares	(251)	(250)
Purchase of treasury shares, net	(758)	(390)
Net cash provided by/(used in) financing activities	(629)	1,787

Effect of exchange rate changes on cash and equivalents	(5)	(3)

Net decrease in cash and equivalents	(1,097)	(1,323)
Cash and equivalents at beginning of period	3,874	5,133
Cash and equivalents at end of period	$2,777	$3,810
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
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
In relation to the acquisition of The Specialty Alliance, we concluded that the The Specialty Alliance management services organization ("MSO") is the primary beneficiary of certain physician practices and therefore the practices are consolidated as VIEs. Additionally, in relation to the acquisition of Integrated Oncology Network ("ION"), we concluded that ION is the primary beneficiary of certain physician practices and therefore the practices are consolidated as VIEs. The Specialty Alliance and ION VIEs do not have a material impact on our condensed consolidated statements of earnings or condensed consolidated statements of cash flows. Total assets and liabilities included in the consolidated balance sheets for The Specialty Alliance and ION VIEs were $1.2 billion and $960 million, respectively, as of December 31, 2025.
Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income, and net assets that is not attributable to Cardinal Health, Inc. Noncontrolling interests as of December 31, 2025 primarily represents third-party equity interests in ION. See Note 2, for additional information on the acquisition of ION.
Recently Issued Financial Accounting Standards
and Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our consolidated financial statements as well as material updates to previous assessments, if any, from the 2025 Form 10-K.
Income Tax Disclosure
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be

23	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements
effective for us in fiscal 2026 Form 10-K and will be applied on a prospective basis. Adoption will require enhancements to our income tax disclosures but is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.
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
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted during the six months ended December 31, 2025.

2. Acquisitions
Solaris Health
On November 3, 2025, we, through The Specialty Alliance, completed the acquisition of Solaris Health, a urology MSO, for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments. In connection with the closing of this transaction, we issued common units in The Specialty Alliance to certain physicians and members of management which are estimated to have a grant date fair value of approximately $500 million, a portion of which will be recognized as post-combination expense within acquisition-related cash and share-based compensation costs. We have accounted for the acquisition of the ownership interest in Solaris as a business combination in accordance with ASC 805.
Solaris Health includes more than 750 providers across more than 250 practice locations in 14 states. Solaris Health is part of The Specialty Alliance, our multi-specialty MSO platform, and their results are reported within our Pharma segment. With the closing of this transaction, we own approximately 76% of The Specialty Alliance.
Transaction and integration costs associated with the Solaris acquisition were $37 million and $40 million during the three and six months ended December 31, 2025, respectively.
Advanced Diabetes Supply Group ("ADS")
On April 1, 2025, we completed the acquisition of ADS for a purchase price of approximately $1.0 billion in cash, subject to certain adjustments.
Transaction and integration costs associated with the ADS acquisition were $3 million and $7 million during the three and six months ended December 31, 2025, respectively.
GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of 73% ownership interest in GIA for a purchase price of approximately $2.8 billion in cash. Beginning on the third anniversary of the closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding interests.
Additionally, on May 30, 2025, we, through The Specialty Alliance, completed the acquisition of Urology America for a purchase price of $381 million in cash and equity in The Specialty Alliance.
Transaction and integration costs associated with the GIA and Urology America acquisitions were $2 million and $7 million during the three and six months ended December 31, 2025, respectively.
Integrated Oncology Network ("ION")
On December 2, 2024, we completed the acquisition of ION for a purchase price of $1.1 billion in cash.
Transaction and integration costs associated with the ION acquisition were $1 million and $18 million for the three months ended December 31, 2025 and 2024, respectively, and $2 million and $20 million during the six months ended December 31, 2025 and 2024, respectively.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisitions of Solaris Health, Urology America, ADS, and GIA are not yet finalized and are subject to adjustment as we complete the valuation analysis of these acquisitions. The purchase prices are also subject to adjustment based on working capital requirements as set forth in the acquisition agreements.
The allocation of the fair value of assets acquired and liabilities assumed for the ION acquisition was finalized during the six months ended December 31, 2025, resulting in goodwill of $1.1 billion and the noncontrolling interest for ION was recognized at the acquisition-date fair value of $157 million.

24	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Solaris Health, Urology America, ADS, GIA and ION:

(in millions)	Solaris Health	Urology America	ADS	GIA	ION
Identifiable intangible assets:
Customer intangibles (1)	$—	$—	$472	$—	$—
Trade names (2)	239	33	28	200	73
Non-competition agreements (3)	39	—	—	23	—
Total identifiable intangible assets acquired	278	33	500	223	73
Identifiable net assets/(liabilities):
Cash and equivalents	55	4	14	53	10
Trade receivables, net	249	23	100	175	58
Inventories	23	3	78	21	20
Prepaid expenses and other	73	3	7	13	7
Property and equipment, net	54	28	1	67	39
Other assets	191	41	377	319	45
Accounts payable	(105)	(20)	(104)	(89)	(10)
Current portion of long-term obligations and other short-term borrowings	—	—	—	(1)	(3)
Other accrued liabilities	(195)	(12)	(397)	(176)	(41)
Long-term obligations, less current portion	—	(6)	—	(15)	(14)
Deferred income taxes and other liabilities	(164)	(45)	(105)	(889)	(50)
Total identifiable net assets/(liabilities) acquired	459	52	471	(299)	134
Noncontrolling interest	—	(9)	—	—	(157)
Goodwill	1,681	338	578	3,084	1,092
Total net assets acquired	$2,140	$381	$1,049	$2,785	$1,069
(1)    The weighted-average useful life of customer intangibles is 10 years.
(2)    The weighted-average useful life of trade names ranges from 2 years to 10 years.
(3)    The weighted-average useful life of non-competition agreements is 5 years.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The discount rates used to arrive at the present values of the identifiable intangible assets for Solaris Health, Urology America, ADS, GIA, and ION ranged from 7 to 20 percent and reflect their internal rates of return and uncertainty in the cash flow projections, which is reflective of market participant assumptions.
The estimated fair value of ADS customer intangibles (payor contracts) were determined using a multi-period excess earnings method, which estimates an intangible asset's value based on the present value of the incremental after-tax cash flows (or “excess earnings”) attributable only to the intangible asset.
The fair value of the Solaris Health, Urology America, ADS, GIA and ION trademark intangible assets were determined utilizing the relief from royalty method, an income-based approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
The fair value of the non-compete intangibles acquired from Solaris Health and GIA were determined by applying the differential cash flow method which compares the present value of cash flows with and without the non-compete agreements in place.
The vested Specialty Alliance Units, formerly referred to as GIA Units, issued in relation to the GIA acquisition were recognized at their acquisition date fair value of $739 million and are included in deferred income taxes and other liabilities in the consolidated balance sheet. The Specialty Alliance Units issued and included in the purchase price of the Solaris acquisition were recognized at their acquisition date fair value of $210 million and are included in deferred income taxes and other liabilities in the consolidated balance sheet. The valuation of The Specialty Alliance Units utilizes significant unobservable inputs and thus represents a recurring Level 3 fair value measurement. The fair value of The Specialty Alliance Units in relation to the GIA acquisition was determined using a discount rate of 9.5% and an estimated weighted average service period two years. The fair value of The Specialty Alliance Units in relation to the Solaris acquisition was determined using a discount rate of 7.5% and an estimated service period of five years.

25	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

	Three Months Ended December 31,
(in millions)	2025	2024
Employee-related	$15	$3
Facility exit and other	6	6
Total restructuring and employee severance	$21	$9

	Six Months Ended December 31,
(in millions)	2025	2024
Employee-related	$30	$19
Facility exit and other	11	14
Total restructuring and employee severance	$41	$33

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs, and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional project management, and costs associated with vacant facilities.
During the three and six months ended December 31, 2025 and 2024, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2025	$79	$—	$79
Additions	19	—	19
Payments and other adjustments	(22)	—	(22)
Balance at December 31, 2025	$76	$—	$76
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution	Other (1)	Total
Balance at June 30, 2025	$7,943	$—	$1,748	$9,691
Goodwill acquired, net of purchase price adjustments	1,918	—	—	1,918
Balance at December 31, 2025	$9,861	$—	$1,748	$11,609
(1) Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
Goodwill increased in the six months ended December 31, 2025 primarily due to the Solaris acquisition in the Pharma segment. Goodwill recognized in connection with the acquisition primarily represent the expected benefits from the expected growth from new customers, the assembled workforce of the acquired entities and synergies of integrating these businesses. Substantially all of the goodwill recorded is expected to be non-deductible for income tax purposes.
Purchased goodwill is tested for impairment annually or when indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount.
As described in Note 2, the purchase price and assumed fair value of acquisitions is allocated to specific assets, resulting in the carrying amount approximating the fair value as of the acquisition date. Accordingly, we expect minimal excess of estimated fair value over carrying value for recent acquisitions. We will continue to evaluate acquisitions and the related reporting units for indicators of impairment.

26	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	December 31, 2025
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$14	$—	$14	N/A
Total indefinite-life intangibles	14	—	14	N/A

Definite-life intangibles:
Customer intangibles	3,632	2,720	912	10
Trademarks, trade names and patents	1,583	503	1,080	8
Developed technology and other	1,030	752	278	6
Non-Competition Agreements	111	26	85	4
Total definite-life intangibles	6,356	4,001	2,355	9
Total other intangible assets	$6,370	$4,001	$2,369	N/A

	June 30, 2025
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$13	$—	$13
Total indefinite-life intangibles	13	—	13

Definite-life intangibles:
Customer intangibles	3,876	2,639	1,237
Trademarks, trade names and patents	1,340	459	881
Developed technology and other	1,030	726	304
Non-Competition Agreements	72	21	51
Total definite-life intangibles	6,318	3,845	2,473
Total other intangible assets	$6,331	$3,845	$2,486

Total amortization of intangible assets was $84 million and $69 million for the three months ended December 31, 2025 and 2024, respectively, and $171 million and $137 million for the six months ended December 31, 2025 and 2024, respectively.

The following table summarizes the estimated amortization expense for the remainder of fiscal 2026 through fiscal 2030:

(in millions)	Estimated Amortization Expense
2026	$193
2027	382
2028	349
2029	327
2030	306

5. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at:

(in millions) (1)	December 31, 2025	June 30, 2025
3.75% Notes due 2025	$—	$501
4.7% Notes due 2026	499	498
3.41% Notes due 2027	1,210	1,206
5.125% Notes due 2029	646	645
5.0% Notes due 2029	745	745
4.5% Notes due 2030	594	—
5.45% Notes due 2034	501	501
5.35% Notes due 2034	990	989
5.15% Notes due 2035	393	—
4.6% Notes due 2043	326	323
4.5% Notes due 2044	339	338
4.9% Notes due 2045	439	438
4.368% Notes due 2047	566	566
5.75% Notes due 2054	641	641
7.0% Debentures due 2026	124	124
Floating Rate Term Loan due 2028	799	799
Other Obligations	215	213
Total	9,027	8,527
Less: current portion of long-term obligations and other short-term borrowings	680	550
Long-term obligations, less current portion	$8,347	$7,977
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for the remainder of fiscal 2026 through fiscal 2030 and thereafter are as follows:

27	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

(in millions)	Debt maturities
2026	$27
2027	1,882
2028	839
2029	674
2030	766
Thereafter	4,839
Total debt and finance lease obligations	$9,027
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $9.0 billion and $8.5 billion at December 31, 2025 and June 30, 2025, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $39.0 billion and $34.7 billion at December 31, 2025 and June 30, 2025, respectively.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity at December 31, 2025 include a $3.0 billion commercial paper program backed by a $2.0 billion revolving credit facility that expires in February 2028 and a $1.0 billion 364-Day revolving credit facility that expires in October 2026. We also had a $1.0 billion committed receivables sales facility through September 2028. At December 31, 2025, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In September 2025, we renewed our committed receivables sales facility program through Cardinal Health 23 Funding, LLC (“CHF”) through September 28, 2028.
In October 2025, we renewed the 364-Day revolving credit facility, under which we have access to $1.0 billion of committed liquidity through October 6, 2026.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of December 31, 2025, we were in compliance with this financial covenant.

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
Since fiscal 2021, we have made certain payments to New York State for our portion of the assessment. However, we, and other distributors, challenged the OSA as unconstitutional. In May 2024, the New York Appellate Division held that the 2017 assessment was unconstitutionally retroactive, directing a refund of assessments paid for calendar year 2017, but upheld the 2018 assessment. In fiscal 2025, both parties agreed to a final settlement and in December 2025, we received payment and recognized a gain of $17 million in distribution, selling, general and administrative expenses in our condensed consolidated statements of earnings.
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

28	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements
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
Opioid Lawsuits and Investigations
As of December 31, 2025, we have $4.3 billion accrued for the opioid-related matters described below, of which $477 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During the six months ended December 31, 2025 and fiscal year 2025, we made payments totaling $403 million and $798 million, respectively, which included our annual payments under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities and payments related to the settlement agreement with the City of Baltimore and classes of third-party payors and acute care hospitals.
During the six months ended December 31, 2025 and fiscal year 2025, there were no material expenses recognized for these matters.
States & Political Subdivisions
In April 2022, we along with two other national distributors (collectively, the "Distributors"), without admitting liability or wrongdoing, became parties to National Opioid Settlement Agreement ("the NOSA") to settle the vast majority lawsuits and claims brought by states and political subdivisions related to the distribution of opioid pain medications. In addition to the Distributors, parties to the NOSA include 48 states, the District of Columbia and 5 U.S. territories. The NOSA also resulted in the resolution of the opioid-related claims of over 99 percent of political subdivisions in settling states (together with settling states and territories, the "Settling Governmental Entities").
To date, we have paid the Settling Governmental Entities approximately $2.2 billion and we expect to pay the Settling Governmental Entities additional amounts up to $4.1 billion through 2038. As required under the NOSA, a monitor is overseeing compliance with the Injunctive Relief provisions of the NOSA until 2027 and the distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting, which distributors will fund until 2032.
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
In July 2022, a judgment in favor of the Distributors was entered in a bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington. In October 2025, the United States Court of Appeals for the Fourth Circuit vacated the district court's judgment and remanded the case for further proceedings. A hearing is scheduled for March, 2026. We intend to vigorously defend ourselves in this matter.

29	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements
Private Plaintiffs
The NOSA does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. To date, there are approximately 193 lawsuits brought by private plaintiffs pending. Of these, approximately 51 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all of these matters.
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
Insurance Litigation
We are involved in lawsuits in Ohio State court with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. A hearing in one of these matters is scheduled for February 5, 2026. An unfavorable outcome in this matter may result in a change in loss reserves related to opioid litigation recorded by our captive insurance company, which would negatively impact cash flow.
During the six months ended December 31, 2025, we received $5 million in insurance recoveries related to opioid matters, which were recorded in the Pharma segment. During fiscal 2025, we received $25 million in insurance recoveries related to opioid matters. $12 million of the recoveries from our insurers were recorded in the Pharma segment. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of December 31, 2025.
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
At December 31, 2025, we had a total of $36 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets, which includes the $35 million in the qualified settlement fund.
Tax Contingency
On February 2, 2026, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS), as part of our ongoing FY15-FY20 audit cycle, related to a restructuring in connection with our July 2017 acquisition of the Patient Recovery business. The IRS is asserting that the transaction should be recharacterized in a manner that could create additional federal income tax liability of approximately $160 million, plus interest. We routinely assess the likelihood of adverse outcomes resulting from audits and examinations to determine the adequacy of our tax reserves and we believe we have adequate reserves for all tax matters; however, the ultimate outcome of disputes of this nature is uncertain and if the IRS were to prevail on its assertions in connection with this matter, the assessed tax and deficiency interest would impact our financial results and cash flow.
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $19 million during both the three and six months ended December 31, 2025 and $16 million and $59 million during the three and six months ended December 31, 2024, respectively.

7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three and six months ended December 31, 2025, the effective tax rate was 25.2 percent and 24.7 percent, respectively.
During the three and six months ended December 31, 2024, the effective tax rate was 21.4 percent and 22.2 percent, respectively.

30	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements
Unrecognized Tax Benefits
We had $903 million and $879 million of unrecognized tax benefits, at December 31, 2025 and June 30, 2025, respectively. The December 31, 2025 and June 30, 2025 balances include $877 million and $871 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At December 31, 2025 and June 30, 2025, we had $77 million and $65 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions. The OBBBA includes changes to existing tax law, including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act ("Tax Act"). We have evaluated the impact of the OBBBA and determined that it did not have a material effect on the Company’s financial statements for the three and six months ended December 31, 2025. We will continue to assess the implications of the OBBBA as further guidance becomes available but do not expect the legislation to have a material impact on the effective tax rate in future periods.

8. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$266	$—	$—	$266
Other investments (1)	112	—	—	112
Liabilities:
Forward contracts (2)	—	(25)	—	(25)
Share-based awards (3)	—	—	(1,173)	(1,173)

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,672	$—	$—	$1,672
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(48)	—	(48)
Share-based awards (3)	—	—	(843)	(843)
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
(3)The shared-based awards are liability-classified awards, as defined under ASC 718, resulting from acquisitions by The Specialty Alliance. These are presented in deferred income taxes and other liabilities within the condensed consolidated balance sheets. The fair value of The Specialty Alliance Units is determined using the discounted cash flow method which utilizes significant unobservable inputs, including the discount rate of 7.5%. Significant changes to assumptions used in the valuation may have a material impact on the fair value of The Specialty Alliance Units.

Changes in Level 3 Recurring Fair Value Measurements
The following tables reconcile the changes in fair value for the liabilities classified within Level 3 of the fair value hierarchy for the three and six months ended December 31, 2025:

31	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

(in millions)	The Specialty Alliance Units
Fair Value at September 30, 2025	$910
Acquisitions	213
Vesting (1)	66
Fair Value Adjustment (1)	(10)
Repurchases	(6)
Fair Value at December 31, 2025	$1,173

(in millions)	The Specialty Alliance Units
Fair Value at June 30, 2025	$843
Acquisitions	233
Vesting (1)	119
Fair Value Adjustment (1)	—
Repurchases	(22)
Fair Value at December 31, 2025	$1,173
(1)For the three and six months ended December 31, 2025, there was $56 million and $119 million of expense, respectively, recorded to acquisition-related cash and share-based compensation costs in the condensed consolidated statements of earnings.

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three and six months ended December 31, 2025 and 2024, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the six months ended December 31, 2025, we entered into pay-floating interest rate swaps with total notional amounts of $300 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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
Gains and losses recognized in other comprehensive income were immaterial for both the three and six months ended December 31, 2025 and 2024, respectively. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for both the three and six months ended December 31, 2025 and 2024, respectively. Gains currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.

32	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In September 2025, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2027.
In September 2025, we terminated the ¥18 billion ($120 million) cross-currency swaps entered into in September 2023 and received settlement in cash of $3 million, recorded in our condensed consolidated statements of cash flows.
In December 2025, we partially terminated the €32 million ($37 million) cross-currency swaps entered into in March 2023 and paid a settlement in cash of $3 million, recorded in our condensed consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were immaterial during both the three and six months ended December 31, 2025 and 2024, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were immaterial during both the three and six months ended December 31, 2025 and 2024, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other income, net. We recorded immaterial gains and losses during both the three and six months ended December 31, 2025 and 2024, respectively. The principal currencies managed through foreign currency contracts are Canadian dollar, Mexican peso, Chinese renminbi, Thai baht and Philippine peso.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at December 31, 2025 and June 30, 2025 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	December 31, 2025	June 30, 2025
Estimated fair value	$8,208	$8,388
Carrying amount	9,027	8,527
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.

10. Shareholders' Deficit
We repurchased $750 million and $375 million of our common shares, in the aggregate, through share repurchase programs during the six months ended December 31, 2025 and 2024, respectively. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
The following table presents the share repurchase programs executed during the six months ended December 31, 2025 and 2024:

Quarter Entered	Date Concluded	Aggregate Purchase Price (in millions)	Initial Shares (in millions)	Reference Price	Final Shares (in millions)	Weighted Average Price per Common Share
Q1 FY26	10/31/2025	$375	2.0	$148.12	0.4	$151.88
Q2 FY26	12/15/2025	$375	1.6	$190.22	0.3	$200.00
Q1 FY25	10/30/2024	$375	2.7	$109.65	0.7	$110.10
During the six months ended December 31, 2025 and 2024, we paid $8 million and $15 million for excise taxes, respectively, related to the completion of prior Accelerated Share Repurchase programs.
During the three months ended December 31, 2024, we retired 56 million of common stock shares without par value.

33	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2025	$(141)	$(14)	$(155)
Other comprehensive income, before reclassifications	5	3	8
Amounts reclassified to earnings	—	(6)	(6)
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax expense of $4 million	5	(3)	2
Balance at December 31, 2025	$(136)	$(17)	$(153)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(138)	$(29)	$(167)
Other comprehensive income/(loss), before reclassifications	(11)	2	(9)
Amounts reclassified to earnings	—	(4)	(4)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $2 million	(11)	(2)	(13)
Balance at December 31, 2024	$(149)	$(31)	$(180)

11. Earnings Per Share Attributable to Cardinal Health, Inc.
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc. ("EPS"):

	Three Months Ended December 31,
(in millions)	2025	2024
Weighted-average common shares–basic	236	242
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	1
Weighted-average common shares–diluted	237	243

	Six Months Ended December 31,
(in millions)	2025	2024
Weighted-average common shares–basic	237	242
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	1
Weighted-average common shares–diluted	238	243
For the three and six months ended December 31, 2025 and 2024, immaterial restricted share units and performance share units were excluded from the computation of diluted EPS, as they were anti-dilutive.

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
Our Pharma segment distributes branded and generic pharmaceutical, specialty pharmaceutical and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; repackages generic pharmaceuticals and over-the-counter healthcare products; and includes our managed services organization platforms for physician offices.
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

34	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

Revenue
The following tables present revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

	Three Months Ended December 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$60,669	$50,849
Global Medical Products and Distribution	3,259	3,154
Nuclear and Precision Health Solutions	440	372
at-Home Solutions	1,185	835
OptiFreight® Logistics	99	76
Other	1,724	1,283
Total segment revenue	65,652	55,286
Corporate (1)	(25)	(22)
Total revenue	$65,627	$55,264

	Six Months Ended December 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$119,874	$98,839
Global Medical Products and Distribution	6,443	6,277
Nuclear and Precision Health Solutions	876	745
at-Home Solutions	2,300	1,574
OptiFreight® Logistics	189	150
Other	3,365	2,469
Total segment revenue	129,682	107,585
Corporate (1)	(46)	(44)
Total revenue	$129,636	$107,541
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following tables present revenue by geographic area:

	Three Months Ended December 31,
(in millions)	2025	2024
United States	$65,217	$54,858
International	435	428
Total segment revenue	65,652	55,286
Corporate (1)	(25)	(22)
Total revenue	$65,627	$55,264

	Six Months Ended December 31,
(in millions)	2025	2024
United States	$128,828	$106,749
International	854	836
Total segment revenue	129,682	107,585
Corporate (1)	(46)	(44)
Total revenue	$129,636	$107,541
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Segment Profit
The Company's Chief Executive Officer, the chief operating decision maker ("CODM"), evaluates segment performance based on segment profit, among other measures. Segment profit is segment revenue, less segment cost of products sold, less segment distribution, selling, general and administrative ("SG&A") expenses. Segment SG&A expenses include share-based compensation expense as well as allocated corporate technology and shared function expenses, including corporate management, corporate finance, financial and customer care shared services, human resources, information technology and legal and compliance, including certain litigation defense costs. Corporate expenses are allocated to the operating segments based on headcount, level of benefit provided and other ratable allocation methodologies. The results attributable to noncontrolling interests are recorded within segment profit.
We do not allocate the following items to our segments:
•last-in first-out, or ("LIFO"), inventory charges/(credits);
•state opioid assessment related to prior fiscal years;
•restructuring and employee severance;
•amortization and other acquisition-related costs;
•acquisition-related cash and share-based compensation costs;
•impairments and (gain)/loss on disposal of assets, net;
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $15 million for both the three months ended December 31, 2025 and 2024, respectively, and $31 million and $27 million for the six months ended December 31, 2025 and 2024, respectively.

35	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

The following tables present segment profit for the two reportable segments and the remaining operating segments, included in Other:

	Three Months Ended December 31, 2025
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$60,669	$3,259	$1,724	$65,652

Cost of product sold	59,243	2,720	1,291	63,254
SG&A	739	502	254	1,495
Total segment expenses	59,982	3,222	1,545	64,749

Segment profit	$687	$37	$179	$903
Corporate (1)				(196)
Consolidated operating earnings				$707

	Three Months Ended December 31, 2024
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$50,849	$3,154	$1,283	$55,286

Cost of product sold	49,750	2,624	969	53,343
SG&A	568	512	196	1,276
Total segment expenses	50,318	3,136	1,165	54,619

Segment profit	$531	$18	$118	$667
Corporate (1)				(118)
Consolidated operating earnings				$549

	Six Months Ended December 31, 2025
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$119,874	$6,443	$3,365	$129,682

Cost of product sold	117,100	5,353	2,512	124,965
SG&A	1,420	1,007	508	2,935
Total segment expenses	118,520	6,360	3,020	127,900

Segment profit	$1,354	$83	$345	$1,782
Corporate (1)				(407)
Consolidated operating earnings				$1,375

	Six Months Ended December 31, 2024
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$98,839	$6,277	$2,469	$107,585

Cost of product sold	96,659	5,228	1,853	103,740
SG&A	1,119	1,023	394	2,536
Total segment expenses	97,778	6,251	2,247	106,276

Segment profit	$1,061	$26	$222	$1,309
Corporate (1)				(192)
Consolidated operating earnings				$1,117
(1)Corporate consists of the elimination of inter-segment revenue and other revenue and expenses not allocated to the segments.
Segment Assets
The following table presents total assets for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	December 31, 2025	June 30, 2025
Pharmaceutical and Specialty Solutions	$43,405	$37,313
Global Medical Products and Distribution	6,993	6,889
Other	4,073	4,045
Corporate	3,612	4,875
Total assets	$58,083	$53,122
The following tables present depreciation and amortization for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended December 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$64	$46
Global Medical Products and Distribution	55	60
Other	30	40
Corporate	85	46
Total depreciation and amortization	$234	$192

	Six Months Ended December 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$125	$73
Global Medical Products and Distribution	110	109
Other	59	58
Corporate	173	134
Total depreciation and amortization	$467	$374

36	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

The following tables present additions to property and equipment for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended December 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$23	$12
Global Medical Products and Distribution	23	21
Other	23	22
Corporate	62	44
Total additions to property and equipment	$131	$99

	Six Months Ended December 31,
(in millions)	2025	2024
Pharmaceutical and Specialty Solutions	$55	$23
Global Medical Products and Distribution	42	44
Other	38	34
Corporate	104	88
Total additions to property and equipment	$239	$189

The following table presents property and equipment, net by geographic area:

(in millions)	December 31, 2025	June 30, 2025
United States	$2,445	$2,422
International	432	436
Total property and equipment, net	$2,877	$2,858

13. Share-Based Compensation
We maintain Cardinal Health Inc. corporate stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees. As of December 31, 2025, we have 16 million shares authorized for issuance under the Plans. Upon vesting these units convert to common shares without restrictions or future service requirements.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended December 31,
(in millions)	2025	2024
Restricted share unit expense	$16	$18
Performance share unit expense	15	12
Total share-based compensation	$31	$30

	Six Months Ended December 31,
(in millions)	2025	2024
Restricted share unit expense	$34	$37
Performance share unit expense	27	23
Total share-based compensation	$61	$60
The total tax benefit related to share-based compensation was $4 million for both the three months ended December 31, 2025 and 2024, respectively, and $7 million and for both the six months ended December 31, 2025 and 2024, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of earnings. Our condensed consolidated statements of cash flows present our share-based compensation expense as a reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2025	1.4	$86.30
Granted	0.4	151.37
Vested	(0.7)	89.23
Canceled and forfeited	—	121.81
Nonvested at December 31, 2025	1.1	$110.11
The total fair value of units vested during both the three months ended December 31, 2025 and 2024 were $3 million. The total fair value of units vested during both the six months ended December 31, 2025 and 2024 were $56 million.
At December 31, 2025, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $98 million, which is expected to be recognized over a weighted-average period of two years.
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

37	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Notes to Financial Statements

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2025	1.5	$99.45
Granted	0.5	153.66
Vested	(0.7)	92.71
Canceled and forfeited	—	—
Nonvested at December 31, 2025	1.3	$117.36
No performance share units vested during the three months ended December 31, 2025 and 2024. The total fair value of units vested during the six months ended December 31, 2025 and 2024 were $108 million and $49 million, respectively.
At December 31, 2025, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $63 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.
The Specialty Alliance Share-Based Compensation
The Specialty Alliance, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. Share-based compensation expense associated with these awards of $56 million and $119 million was recognized during the three and six months ended December 31, 2025 respectively. Of the expense recognized for the three and six months ended December 31, 2025, $54 million and $115 million is included in acquisition-related cash and share-based compensation costs and $2 million and $4 million is included in selling, general, and administrative expenses in the condensed consolidated statements of earnings, respectively. The liability and associated future expenses may vary based on the changes in the estimated fair value.
The following table summarizes the fair market value of The Specialty Alliance Units as of December 31, 2025:

(in millions, except per share amounts)	The Specialty Alliance Share Units	Fair Value per Share
Nonvested at June 30, 2025	206	$1.54
Granted	217	1.54
Vested	(77)	1.54
Canceled and forfeited	(1)	1.54
Nonvested at December 31, 2025	345	$1.54
Vested at December 31, 2025	760	$1.54
The total fair value of The Specialty Alliance Units vested during the three and six months ended December 31, 2025 was $66 million and $119 million, respectively. During the three months ended December 31, 2025, we recognized a decrease in the fair value of the liability, resulting in income of $10 million related to the vested Specialty Alliance Units, which is recognized in acquisition-
related cash and share-based compensation costs. There was no change in the fair value of the liability during the six months ended December 31, 2025.
At December 31, 2025, the total pre-tax compensation cost related to nonvested Specialty Alliance Units not yet recognized was $531 million, which is expected to be recognized over a weighted-average period of approximately three years.

38	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cardinal Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-11373)

3.2	Cardinal Health, Inc. Restated Code of Regulations (incorporated by reference to Exhibit 3.1 to Cardinal Health's Current Report on Form 8-K filed on May 11, 2023, File No. 1-11373)
10.1	364-Day Credit Agreement, dated October 7, 2025 (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on October 10, 2025, File No. 1-11373)
10.2	Third Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020
10.3	Aircraft Time Sharing Agreement, dated as of November 18th, 2025, by and between Cardinal Health, Inc. and Jason M. Hollar
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)

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

39	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

40	Cardinal Health | Q2 Fiscal 2026 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardinal Health, Inc.

Date:	February 5, 2026	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

Date:	February 5, 2026	/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

41	Cardinal Health | Q2 Fiscal 2026 Form 10-Q