Form 10-Q
period 2026-03-31
CARDINAL HEALTH INC
filed 2026-04-30
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☑
The number of the registrant’s common shares, without par value, outstanding as of April 24, 2026, was the following: 234,205,855.

Cardinal Health Q3 Fiscal 2026 Form 10-Q

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this "Form 10-Q") (including information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected, or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 Form 10-K”), our Form 10-Q for the quarters ended September 30, 2025 and December 31, 2025, and other SEC filings made since June 30, 2025. Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
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

1	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at March 31, 2026 and June 30, 2025, and in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for the three and nine months ended March 31, 2026 and 2025. All comparisons presented are with respect to the prior-year period, unless stated otherwise. The discussion and analysis in this Form 10-Q should be read in conjunction with the MD&A included in our 2025 Form 10-K.

2	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue for the three months ended March 31, 2026 increased 11 percent to $60.9 billion from the comparative prior-year quarter, primarily due to branded and specialty pharmaceutical sales growth from existing customers. Revenue for the nine months ended March 31, 2026 increased 17 percent to $190.6 billion from the comparative prior-year period, primarily due to branded and specialty pharmaceutical sales growth from existing and new customers.
GAAP and Non-GAAP Operating Earnings

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change
GAAP operating earnings	$509	$730	(30)%	$1,884	$1,847	2%
State opioid assessment related to prior fiscal years	—	—		(17)	—
Restructuring and employee severance	25	28		66	61
Amortization and other acquisition-related costs	114	152		348	331
Acquisition-related cash and share-based compensation costs	112	20		243	20
Impairments and (gain)/loss on disposal of assets, net	185	(17)		173	(15)
Litigation (recoveries)/charges, net	11	(105)		(7)	(176)
Non-GAAP operating earnings	$956	$807	18%	$2,690	$2,067	30%
The sum of the components and certain computations may reflect rounding adjustments.
GAAP operating earnings for the three and nine months ended March 31, 2026 decreased 30 percent to $509 million and increased 2 percent to $1.9 billion from the comparative prior-year periods, respectively. GAAP operating earnings for the three and nine months ended March 31, 2026 was unfavorably impacted by the $184 million pre-tax non-cash goodwill impairment charge related to the Navista & ION reporting unit within the Pharma segment recognized in the current quarter, the $106 million and $165 million of net recoveries in class action antitrust litigation recognized in the comparative prior-year periods, respectively, and higher cash and share-based compensation costs resulting from the timing of acquisitions within The Specialty Alliance. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to the Condensed Consolidated Financial Statements" for further information on the goodwill impairment.
Non-GAAP operating earnings for the three and nine months ended March 31, 2026 increased 18 percent to $956 million and 30 percent to $2.7 billion from the comparative prior-year periods, respectively. GAAP and non-GAAP operating earnings for the three and nine months ended March 31, 2026 were favorably impacted by increased contribution from branded and specialty pharmaceutical products, the impact of the acquisitions of management services organization ("MSO") platforms and Advanced Diabetes Supply Group ("ADS"), and the performance of our generics program.

3	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

	Three Months Ended March 31,			Nine Months Ended March 31,
($ per share)	2026 (2)	2025 (2)	Change	2026 (2)	2025 (2)	Change
GAAP diluted EPS (1)	$1.69	$2.10	(20)%	$5.54	$5.44	2%
State opioid assessment related to prior fiscal years	—	—		(0.05)	—
Restructuring and employee severance	0.08	0.09		0.21	0.19
Amortization and other acquisition-related costs	0.30	0.48		1.08	1.02
Acquisition-related cash and share-based compensation costs	0.46	0.06		0.98	0.06
Impairments and (gain)/loss on disposal of assets, net	0.59	(0.06)		0.56	(0.04)
Litigation (recoveries)/charges, net	0.06	(0.32)		0.04	(0.51)
Non-GAAP diluted EPS (1)	$3.17	$2.35	35%	$8.35	$6.16	36%
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
GAAP diluted EPS for the three months ended March 31, 2026 decreased 20 percent to $1.69 from the comparative prior-year quarter, primarily due to the factors impacting GAAP operating earnings discussed in the preceding section, partially offset by favorable changes in discrete tax items. GAAP diluted EPS for the nine months ended March 31, 2026 increased 2 percent to $5.54 from the comparative prior-year period, primarily due to the factors impacting GAAP operating earnings discussed in the preceding section and favorable changes in discrete tax items, partially offset by increased interest expense.
Non-GAAP diluted EPS for the three and nine months ended March 31, 2026 increased 35 percent to $3.17 and 36 percent to $8.35 from the comparative prior-year periods, respectively, primarily due to the factors impacting non-GAAP operating earnings discussed in the preceding section and favorable changes in discrete tax items, partially offset by increased interest expense.

4	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Overview
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
Management Service Organization Platforms
The performance of our MSO platforms positively impacted the year-over-year comparison of Pharma segment profit during the three and nine months ended March 31, 2026, primarily due to the impact of the acquisitions of GI Alliance ("GIA"), Urology America, and Solaris Health. The Specialty Alliance is our multi-specialty MSO platform, which is primarily comprised of GIA, Urology America, Solaris Health and other gastroenterology- and urology-focused practices. Navista is our oncology MSO platform, which is primarily comprised of ION and other oncology-focused practices. Our ability to successfully provide physician practice support and management services, and to receive the value we expect to receive from our recent acquisitions of MSO platforms, depends upon a number of factors, including: the ability to develop or acquire and integrate appropriate practice management and support expertise; the ability to support recruitment, integration, and retention of sufficient numbers of local providers and staff; ensuring the alignment of interests between Cardinal Health and the physicians; the ability to successfully support negotiations with vendors, suppliers, and payors; the reimbursement and regulatory environment; and competition from other healthcare organizations.
Branded Pharmaceuticals
During the three and nine months ended March 31, 2026, we saw an increased demand for GLP-1 pharmaceuticals which positively impacted our Pharma segment and consolidated revenue for the three and nine months ended March 31, 2026; however, increased GLP-1 sales did not meaningfully contribute to segment profit. Future demand for these medications is unpredictable and our ability to meet demand may be impacted by supply constraints. Additionally, the recently issued Executive Order titled “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” and other administrative policies or actions may impact sales or profitability of branded pharmaceutical products; however, the extent of the impact is uncertain and may vary depending on the timeline for implementation and the extent of any price reductions.
Generics Program
The performance of our Pharma segment generics program positively impacted the year-over-year comparison of Pharma segment profit during the three and nine months ended March 31, 2026. The Pharma segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
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

5	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Overview
Tariffs

In February 2025, the United States imposed tariffs under the International Emergency Economic Powers Act ("IEEPA") on certain goods, materials and products imported into the United States from countries where we do business. In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs were unlawful but did not establish a mechanism for issuing refunds. Subsequent to this ruling, U.S. Customs and Border Protection ("CBP") worked to establish a phased process to administer refunds required by the Supreme Court ruling; however, uncertainty remains concerning the timing, scope and administrative process to receive refunds for all IEEPA tariffs paid. In April 2026, CBP launched its program to administer Phase 1 refund requests; however, substantially all of our IEEPA tariffs paid will fall under Phase 2 or later phases. As of the date hereof, CBP has not communicated a date on which the refund process for such Phase 2 or later phases will be established or available.
We have taken actions to reduce the impact of IEEPA and other tariffs on our financial results, including through cost optimization initiatives and by increasing prices on impacted products to customers; however, these measures have not fully offset the negative impact. As of the third quarter of fiscal year 2026, we have paid approximately $200 million in IEEPA tariffs, primarily related to products that we source, manufacture or distribute in our GMPD segment. In the event that we receive refunds of IEEPA tariffs from the government, we expect to return to those customers the portion of those refunds that reflect the estimated increased prices paid related to IEEPA tariffs.
We have not recognized any financial impact related to potential tariff refunds or payments to our customers as of March 31, 2026. The ultimate resolution of this matter could positively impact our results of operations in future periods, including GMPD segment profit and consolidated operating income.
Following the Supreme Court IEEPA ruling, the U.S. government replaced IEEPA tariffs with tariffs imposed under Section 122 of the Trade Act of 1974. We continue to evaluate the impact of these and other tariffs, including tariffs imposed under Sections 301 and 232 of the Trade Act of 1974.
Tariff rates remain dynamic and we do not expect to be able to establish alternative sources of supply or otherwise mitigate the potential impact of tariffs on all of the products that we source, manufacture or distribute. We are still incurring increased costs from tariffs, and if we are not successful at increasing prices to customers, our financial results will continue to be negatively impacted. Additionally, if tariffs are modified in the future, or our information is incorrect regarding their impact, we may not be able to respond to such changes adequately or in a timely manner and our financial results could be negatively impacted. Furthermore, if our competitors do not increase prices, or increase prices to a lesser extent than we do or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected.

6	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change
Pharmaceutical and Specialty Solutions	$56,111	$50,433	11%	$175,985	$149,272	18%
Global Medical Products and Distribution	3,148	3,160	—%	9,591	9,437	2%
Other	1,706	1,304	31%	5,071	3,773	34%
Total segment revenue	60,965	54,897	11%	190,647	162,482	17%
Corporate	(25)	(19)	N.M.	(71)	(63)	N.M.
Total revenue	$60,940	$54,878	11%	$190,576	$162,419	17%
Pharmaceutical and Specialty Solutions
Pharma segment revenue for the three months ended March 31, 2026 increased 11 percent to $56.1 billion from the comparative prior-year quarter, primarily due to branded and specialty pharmaceutical sales growth from existing customers.
Pharma segment revenue for the nine months ended March 31, 2026 increased 18 percent to $176.0 billion from the comparative prior-year period, primarily due to branded and specialty pharmaceutical sales growth from existing and new customers.
Global Medical Products and Distribution
GMPD segment revenue for the three months ended March 31, 2026 was flat at $3.1 billion compared to the prior-year quarter. This reflected lower distribution volumes, offset by Cardinal Health brand growth.
GMPD segment revenue for the nine months ended March 31, 2026 increased 2 percent to $9.6 billion from the comparative prior-year period, primarily due to Cardinal Health brand growth, partially offset by lower distribution volumes.
Other
Other segment revenue for the three and nine months ended March 31, 2026 increased 31 percent to $1.7 billion and 34 percent to $5.1 billion from the comparative prior-year periods, respectively, due to growth across at-Home Solutions (including the acquisition of ADS), Nuclear and Precision Health Solutions, and OptiFreight® Logistics.

7	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Cost of Products Sold

Cost of products sold for the three and nine months ended March 31, 2026 increased 11 percent to $58.4 billion and 17 percent to $183.4 billion from the comparative prior-year periods, respectively, primarily due to the factors affecting the changes in revenue and gross margin.

Gross Margin

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change
Gross margin	$2,498	$2,123	18%	$7,214	$5,966	21%

Gross margin for the three and nine months ended March 31, 2026 increased 18 percent to $2.5 billion and 21 percent to $7.2 billion from the comparative prior-year periods, respectively, primarily due to the acquisitions of MSO platforms and ADS, increased contribution from branded and specialty pharmaceutical products, and the performance of our generics program.
Gross margin rates for the three and nine months ended March 31, 2026 grew 23 basis points to 4.10 percent and 12 basis points to 3.79 percent from the comparative prior-year periods, respectively, primarily due to the acquisition of MSO platforms, partially offset by the impact of the unfavorable changes in product mix in the Pharma segment. These changes in product mix were primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.
Distribution, Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change
SG&A expenses	$1,542	$1,315	17%	$4,507	$3,898	16%
SG&A expenses for the three and nine months ended March 31, 2026 increased 17 percent to $1.5 billion and 16 percent to $4.5 billion from the comparative prior-year periods, respectively, primarily due to the acquisitions of MSO platforms and ADS.

8	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change
Pharmaceutical and Specialty Solutions	$784	$662	18%	$2,138	$1,723	24%
Global Medical Products and Distribution	25	39	(36)%	108	65	66%
Other	179	134	34%	524	356	47%
Total segment profit	988	835	18%	2,770	2,144	29%
Corporate	(479)	(105)	N.M.	(886)	(297)	N.M.
Total consolidated operating earnings	$509	$730	(30)%	$1,884	$1,847	2%
Pharmaceutical and Specialty Solutions
Pharma segment profit for the three months ended March 31, 2026 increased 18 percent to $784 million from the comparative prior-year quarter, primarily due to increased contribution from branded and specialty pharmaceutical products and the performance of our generics program.
Pharma segment profit for the nine months ended March 31, 2026 increased 24 percent to $2.1 billion from the comparative prior-year period, primarily due to increased contribution from branded and specialty pharmaceutical products, the acquisition of MSO platforms, and the performance of our generics program.
Global Medical Products and Distribution
GMPD segment profit for the three months ended March 31, 2026 decreased 36 percent to $25 million from the comparative prior-year quarter, primarily due to the adverse net impact of tariffs.
GMPD segment profit for the nine months ended March 31, 2026 increased 66 percent to $108 million from the comparative prior-year period, primarily due to growth from existing customers, partially offset by the adverse net impact of tariffs.
Other
Other segment profit for the three and nine months ended March 31, 2026 increased 34 percent to $179 million and 47 percent to $524 million from the comparative prior-year periods, respectively, primarily due to the performance of at-Home Solutions (including the acquisition of ADS), OptiFreight® Logistics, and Nuclear and Precision Health Solutions.
Corporate
The changes in Corporate for the three and nine months ended March 31, 2026 were due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

9	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2026	2025	2026	2025
Restructuring and employee severance	$25	$28	$66	$61
Amortization and other acquisition-related costs	114	152	348	331
Acquisition-related cash and share-based compensation costs	112	20	243	20
Impairments and (gain)/loss on disposal of assets, net	185	(17)	173	(15)
Litigation (recoveries)/charges, net	11	(105)	(7)	(176)
Restructuring and Employee Severance
During the three and nine months ended March 31, 2026 and 2025, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $95 million and $266 million for the three and nine months ended March 31, 2026, respectively, and $77 million and $214 million for the three and nine months ended March 31, 2025, respectively.
Transaction and integration costs associated with acquisitions were $19 million and $82 million for the three and nine months ended March 31, 2026, respectively, and $75 million and $117 million for the three and nine months ended March 31, 2025, respectively.
Acquisition-related Cash and Share-based Compensation Costs
Acquisition-related cash and share-based compensation costs were $112 million and $243 million for the three and nine months ended March 31, 2026 and $20 million for both the three and nine months ended March 31, 2025. The increase primarily resulted from the timing of acquisitions within The Specialty Alliance.
Impairments and (Gain)/Loss on Disposal of Assets, Net
We recognized a pre-tax goodwill impairment charge of $184 million related to the Navista & ION reporting unit within the Pharma segment during the three and nine months ended March 31, 2026, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to the Condensed Consolidated Financial Statements".
Litigation (Recoveries)/Charges, Net
We recognized income for net recoveries in class action antitrust litigation in which we were a class member or plaintiff of $106 million and $165 million during the three and nine months ended March 31, 2025, respectively.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes were impacted by the following:

	Three Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change
Other (income)/expense, net	$16	$(9)	N.M.	$(5)	$(11)	N.M.
Interest expense, net	101	74	36%	269	141	91%
Interest Expense, Net
Interest expense, net for the three and nine months ended March 31, 2026 increased 36 percent to $101 million and 91 percent to $269 million from the comparative prior-year periods, respectively, primarily due to the additional debt financing for our recent acquisitions.

10	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Results of Operations
Provision for Income Taxes

The effective tax rate was 3.1 percent and 19.4 percent for the three and nine months ended March 31, 2026, respectively, and 23.6 percent and 22.8 percent for the three and nine months ended March 31, 2025, respectively. The effective tax rate for the three and nine months ended March 31, 2026 was primarily impacted by discrete planning benefits.
Tax Effects of Goodwill Impairment Charges
During the three months ended March 31, 2026, we recognized a pre-tax goodwill impairment charge of $184 million related to the Navista & ION reporting unit within the Pharma segment. The net tax benefit related to this charge is $23 million for fiscal 2026.
The tax effect of the goodwill impairment charge recorded during the three months ended March 31, 2026 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we have recorded other goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill did not materially impact the annual effective tax rate for 2026.

11	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $3.9 billion at both March 31, 2026 and June 30, 2025.
During the nine months ended March 31, 2026, net cash provided by operating activities was $3.5 billion, which includes the impact of normal timing of payments to vendors and payments totaling $417 million related to the opioid litigation.
During the nine months ended March 31, 2026, we deployed $1.9 billion for the Solaris Health acquisition, $600 million for debt repayment, $1.0 billion for share repurchases, $371 million for dividends, and $385 million for capital expenditures. We issued new long-term debt and received net proceeds of approximately $1.0 billion to fund a portion of the consideration paid in connection with the Solaris Health acquisition and for general purposes.
At March 31, 2026, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at March 31, 2026 includes $612 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2026 include a $3.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility that expires in February 2028 and a $1.0 billion 364-Day revolving credit facility that expires in October 2026. We also have a $1.0 billion committed receivables sales facility through September 2028. During the three months ended March 31, 2026, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $2.0 billion and an average combined daily amount outstanding of $179 million. At March 31, 2026, we had no amounts outstanding under our commercial paper program, revolving credit facilities, or our committed receivables sales facility.
In September 2025, we renewed our committed receivables sales facility program through Cardinal Health 23 Funding, LLC ("CHF") through September 2028.
In October 2025, we renewed the 364-Day revolving credit facility, under which we have access to $1.0 billion of committed liquidity through October 2026.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2026, we were in compliance with this financial covenant.

Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $8.9 billion and $8.5 billion at March 31, 2026 and June 30, 2025, respectively.
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
During the three months ended March 31, 2026, we made a partial principal payment of $100 million for the Floating Rate Term Loan due 2028 with available cash.
During the nine months ended March 31, 2026, we repaid the full principal of $500 million of the 3.75% Notes due 2025 at maturity with available cash.

12	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlements
We had $4.3 billion accrued at March 31, 2026 related to certain national opioid litigation settlements, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the nine months ended March 31, 2026, we made our fifth annual payment of $366 million under National Opioid Settlement Agreement (the "NOSA") and other settlement payments of $51 million related to the opioid litigation. The amounts of future annual payments under the NOSA may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the nine months ended March 31, 2026 and 2025 were $385 million and $315 million, respectively.
Dividends
On each of May 5, 2025, August 15, 2025, November 4, 2025, and February 12, 2026, our Board of Directors approved a quarterly dividend of $0.5107 per share, or $2.04 per share on an annualized basis, which were paid on July 15, 2025, October 15, 2025, January 15, 2026, and April 15, 2026 to shareholders of record on July 1, 2025, October 1, 2025, January 2, 2026 and April 1, 2026, respectively.

Share Repurchases
During the nine months ended March 31, 2026, we deployed $1.0 billion for repurchases of our common shares under accelerated share repurchase ("ASR") programs. We funded the repurchases with available cash. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
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

13	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

MD&A	Other Items

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
Our reporting units are: Pharmaceutical and Specialty Solutions (excluding Navista & ION, The Specialty Alliance), Navista & ION, The Specialty Alliance, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
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
Navista & ION Goodwill
Due to certain reductions in our long-term financial plan assumptions during the three months ended March 31, 2026, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for Navista & ION. Our determination of the estimated fair value of the Navista & ION Unit is based on a combination of the income-based approach (using a discount rate of 10.5 percent and a terminal growth rate of 3 percent), and a market-based approach. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method and 20 percent to the guideline public company method. The carrying amount exceeded the estimated fair value, which resulted in a pre-tax impairment charge of $184 million for Navista & ION, which was recognized during the three months ended March 31, 2026 and is included in impairments and (gain)/loss on disposal of assets, net in our condensed consolidated statements of earnings. The impairment charge was primarily due to changes in the risk profile of the business plans, resulting in an increase in the discount rate. These changes reflect business model updates and base operational performance. The carrying value of Navista & ION at March 31, 2026 after recognizing the impairment charge was $1.1 billion, of which $909 million was goodwill. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" for further discussion.
While we consider the assumptions used in our determination of the estimated fair value of Navista & ION to be reasonable and appropriate, they are complex and subjective, and additional adverse changes in one key assumption or a combination of key assumptions during fiscal 2026 may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, including the execution of new opportunities as a result of the business model change, a decrease in future cash flows, an increase in the discount rate or a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends.
Adverse changes in key assumptions may result in a decline in fair value below the carrying value in the future and therefore, an impairment for Navista & ION goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent to 11.0 percent or decrease the terminal growth rate by a hypothetical 1.0 percent to 2.0 percent, the fair value for Navista & ION would have further decreased by approximately $70 million.

14	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

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

15	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

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

16	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliation

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net (Earnings)/Loss Attributable to Non-controlling Interests	Net Earnings[1]	Net Earnings[1] Growth Rate	Diluted EPS[1]	Diluted EPS[1] Growth Rate
	Three Months Ended March 31, 2026
GAAP	$509	(30)%	$392	$12	$19	$399	(21)%	$1.69	(20)%
Restructuring and employee severance	25		25	6	—	19		0.08
Amortization and other acquisition-related costs	114		114	43	—	71		0.30
Acquisition-related cash and share-based compensation costs	112		112	4	—	108		0.46
Impairments and (gain)/loss on disposal of assets, net [2]	185		185	22	(23)	140		0.59
Litigation (recoveries)/charges, net	11		11	(2)	—	13		0.06
Non-GAAP	$956	18%	$840	$86	$(4)	$750	32%	$3.17	35%
	Three Months Ended March 31, 2025
GAAP	$730	98%	$665	$157	$(2)	$506	94%	$2.10	96%
Restructuring and employee severance	28		28	7		21		0.09
Amortization and other acquisition-related costs	152		152	34	(2)	116		0.48
Acquisition-related cash and share-based compensation costs	20		20	1	(4)	15		0.06
Impairments and (gain)/loss on disposal of assets, net	(17)		(17)	(4)		(13)		(0.06)
Litigation (recoveries)/charges, net	(105)		(105)	(27)		(78)		(0.32)
Non-GAAP	$807	21%	$741	$166	$(7)	$568	11%	$2.35	13%
	Nine Months Ended March 31, 2026
GAAP	$1,884	2%	$1,620	$315	$11	$1,316	—%	$5.54	2%
State opioid assessments related to prior fiscal years	(17)		(17)	(4)	—	(13)		(0.05)
Restructuring and employee severance	66		66	15	—	51		0.21
Amortization and other acquisition-related costs	348		348	92	—	256		1.08
Acquisition-related cash and share-based compensation costs	243		243	9	—	234		0.98
Impairments and (gain)/loss on disposal of assets, net [2]	173		173	19	(23)	131		0.56
Litigation (recoveries)/charges, net	(7)		(7)	(16)	—	9		0.04
Non-GAAP	$2,690	30%	$2,426	$430	$(12)	$1,984	33%	$8.35	36%
	Nine Months Ended March 31, 2025
GAAP	$1,847	N.M.	$1,717	$391	$(4)	$1,322	N.M.	$5.44	N.M.
Restructuring and employee severance	61		61	15		46		0.19
Amortization and other acquisition-related costs	331		331	81	(2)	248		1.02
Acquisition-related cash and share-based compensation costs	20		20	1	(4)	15		0.06
Impairments and (gain)/loss on disposal of assets, net	(15)		(15)	(4)		(11)		(0.04)
Litigation (recoveries)/charges, net	(176)		(176)	(51)		(125)		(0.51)
Non-GAAP	$2,067	14%	$1,937	$431	$(10)	$1,495	6%	$6.16	8%
1     Attributable to Cardinal Health, Inc.
2    For both the three and nine months ended March 31, 2026, impairments and (gain)/loss on disposals of assets, net includes pre-tax goodwill impairment charges of $184 million related to the Navista & ION reporting unit within the Pharma segment. For fiscal 2026, the estimated net tax benefit related to the impairments is $23 million and is included in the annual effective tax rate. The portion of the goodwill impairment charge attributable to noncontrolling interests is $23 million.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

17	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2025 Form 10-K since the end of fiscal 2025 through March 31, 2026.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Modification of Certain Software Systems
The Pharma segment is in the process of modifying certain finance and operating information systems related to ongoing supply chain optimization initiatives. If these systems and processes are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting.

18	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Other
Legal Proceedings
The legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in the 2025 Form 10-K, our Form 10-Q for the quarters ended September 30, 2025 and December 31, 2025, and our other filings with the SEC since June 30, 2025. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
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
In February 2025, the United States imposed tariffs under the International Emergency Economic Powers Act (IEEPA) on certain goods, materials and products imported into the United States from countries where we do business. In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs were unlawful but did not establish a mechanism for issuing refunds and uncertainty remains concerning the timing, scope and administrative process to receive refunds for IEEPA tariffs paid. In April 2026, Customs and Border Protection (CBP) launched its program to administer Phase 1 refund requests; however, substantially all of our IEEPA tariffs will fall under Phase 2 or later phases. CBP has not communicated a date on which the refund process for such Phase 2 or later phases will be established or available.
As of the third quarter of fiscal year 2026, we have paid approximately $200 million in IEEPA tariffs, primarily related to products that we source, manufacture or distribute in our GMPD segment. In the event that we receive refunds of IEEPA tariffs from the government, we expect to return to those customers the portion of those refunds that reflect the estimated increased prices related to IEEPA tariffs.
We have not recognized any financial impact related to potential tariff refunds or payments to our customers as of March 31, 2026. The ultimate resolution of this matter could positively impact our results of operations in future periods, including GMPD segment profit and consolidated operating income; however the timing and process for receipt of these refunds remains uncertain.
Following the Supreme Court IEEPA ruling, the U.S. government replaced IEEPA tariffs with tariffs imposed under Section 122 of the Trade Act of 1974. We continue to evaluate the impact of these and other tariffs, including tariffs imposed under Sections 301 and 232 of the Trade Act of 1974.
We have taken actions to reduce the impact of IEEPA and other tariffs on our financial results, including through cost optimization initiatives and by increasing prices on impacted products to customers; however, these measures have not fully offset the negative impact. Tariffs imposed or threatened to be imposed on goods, materials, and products from countries where we do business, and any retaliatory actions taken by such countries could result in us incurring substantial additional costs to source materials, directly and indirectly, from affected countries, and require us to raise prices on certain products and seek alternative sources of supply. If our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected. Additionally, if we are not able to find adequate alternate sources of supply, we may experience supply shortages or disruptions. Additionally, in certain circumstances, including in our Other operating segment, we may not receive increased reimbursement commensurate with the increase in costs, which may negatively impact our results of operations.
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

19	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Other
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
Events outside of our control also have, and will continue to, adversely impact our operations and financial results. These events include those related to public health crises, including epidemics or pandemics; geopolitical events or tensions, including civil unrest, trade sanctions, tariffs and other trade restrictions, armed conflicts, or terrorism; or unstable international governments and legal systems. Among other potential affects, these events may have a disruptive and unpredictable impact on our operations and those of our suppliers and vendors, or customers, hinder manufacturing and transportation, result in significant excess costs, lead to shifts in customer demand, or have a negative impact on capital markets. For example, the recent conflict in Iran has resulted increased fuel prices which may lead to increased costs for products that we source, manufacture or distribute and may also cause supply chain or manufacturing disruptions, impacting our ability to meet demand. Such events are inherently unpredictable, and our responses may involve the implementation of measures which may not be as successful as intended in mitigating adverse impacts.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
January 2026	22	$216.55	—	$1,993
February 2026	8	237.13	—	1,993
March 2026	928,446	215.42	928,419	1,793
Total	928,476	$215.43	928,419	$1,793
(1)Reflects 22, 8, and 27 common shares purchased in January, February, and March 2026, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On March 12, 2026, we entered into an ASR program to purchase common shares for an aggregate purchase price of $250 million and received an initial delivery of 0.9 million common shares using a reference price of $215.42. The ASR program concluded on April 20, 2026 at a volume weighted average price per common share of $209.55 resulting in a final delivery of 0.3 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On June 7, 2023, our Board of Directors approved a $3.5 billion share repurchase program, which will expire on December 31, 2027. As of March 31, 2026, we had $1.8 billion authorized for share repurchases remaining under this program.

20	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Other
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended March 31, 2026, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K under the Exchange Act.

21	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per common share amounts)	2026	2025	2026	2025
Revenue	$60,940	$54,878	$190,576	$162,419
Cost of products sold	58,442	52,755	183,362	156,453
Gross margin	2,498	2,123	7,214	5,966

Operating expenses:
Distribution, selling, general and administrative expenses	1,542	1,315	4,507	3,898
Restructuring and employee severance	25	28	66	61
Amortization and other acquisition-related costs	114	152	348	331
Acquisition-related cash and share-based compensation costs	112	20	243	20
Impairments and (gain)/loss on disposal of assets, net	185	(17)	173	(15)
Litigation (recoveries)/charges, net	11	(105)	(7)	(176)
Operating earnings	509	730	1,884	1,847

Other (income)/expense, net	16	(9)	(5)	(11)
Interest expense, net	101	74	269	141
Earnings before income taxes	392	665	1,620	1,717

Provision for income taxes	12	157	315	391
Net earnings	380	508	1,305	1,326

Less: Net (earnings)/loss attributable to noncontrolling interests	19	(2)	11	(4)
Net earnings attributable to Cardinal Health, Inc.	$399	$506	$1,316	$1,322

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$1.69	$2.11	$5.56	$5.47
Diluted	1.69	2.10	5.54	5.44

Weighted-average number of common shares outstanding:
Basic	235	240	237	242
Diluted	236	241	238	243

Cash dividends declared per common share	$0.5107	$0.5056	$1.5321	$1.5168
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2026	2025	2026	2025
Net earnings	$380	$508	$1,305	$1,326

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	(2)	(2)	3	(13)
Net unrealized gain/(loss) on derivative instruments, net of tax	(6)	6	(9)	4
Total other comprehensive income/(loss), net of tax	(8)	4	(6)	(9)

Total comprehensive income	372	512	1,299	1,317

Less: comprehensive (income)/loss attributable to noncontrolling interests	19	(2)	11	(4)
Total comprehensive income attributable to Cardinal Health, Inc.	$391	$510	$1,310	$1,313

See notes to condensed consolidated financial statements.

23	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	March 31, 2026	June 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,937	$3,874
Trade receivables, net	13,648	13,242
Inventories, net	18,007	16,831
Prepaid expenses and other	2,472	2,414
Assets held for sale	—	12
Total current assets	38,064	36,373

Property and equipment, net	2,928	2,858
Goodwill and other intangibles, net	13,698	12,177
Other assets	1,999	1,714
Total assets	$56,689	$53,122

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$37,834	$34,713
Current portion of long-term obligations and other short-term borrowings	671	550
Other accrued liabilities	3,484	3,634
Total current liabilities	41,989	38,897

Long-term obligations, less current portion	8,245	7,977
Deferred income taxes and other liabilities	9,127	8,882

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—271 million shares at March 31, 2026 and June 30, 2025	2,815	2,956
Retained earnings	1,732	783
Common shares in treasury, at cost: 36 million shares and 32 million shares at March 31, 2026 and June 30, 2025, respectively	(7,218)	(6,365)
Accumulated other comprehensive loss	(161)	(155)
Total Cardinal Health, Inc. shareholders' deficit	(2,832)	(2,781)
Noncontrolling interests	160	147
Total shareholders’ deficit	(2,672)	(2,634)
Total liabilities and shareholders’ deficit	$56,689	$53,122
See notes to condensed consolidated financial statements.

24	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares		Retained Earnings/(Accumulated Deficit)	Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount		Shares	Amount
	Three Months Ended March 31, 2026
Balance at December 31, 2025	271	$2,847	$1,455	(35)	$(7,033)	$(153)	$184	$(2,700)
Net earnings			399				(19)	380
Other comprehensive loss, net of tax						(8)		(8)
Acquisitions							(1)	(1)
Employee stock plans activity, net of shares withheld for employee taxes	—	18		—	16			34
Share repurchase program activity		(50)		(1)	(201)			(251)
Dividends declared			(121)					(121)
Payments to noncontrolling interests							(4)	(4)
Other		—	(1)					(1)
Balance at March 31, 2026	271	$2,815	$1,732	(36)	$(7,218)	$(161)	$160	$(2,672)

	Three Months Ended March 31, 2025
Balance at December 31, 2024	271	$2,932	$283	(29)	$(6,026)	$(180)	$70	$(2,921)
Net earnings			506				2	508
Other comprehensive income, net of tax						4		4
Acquisitions							963	963
Employee stock plans activity, net of shares withheld for employee taxes	—	13		—	22			35
Share repurchase program activity		—		(3)	(378)			(378)
Dividends declared			(123)					(123)
Payments to noncontrolling interests							(3)	(3)
Other		1	(2)				18	17
Balance at March 31, 2025	271	$2,946	$664	(32)	$(6,382)	$(176)	$1,050	$(1,898)

	Nine Months Ended March 31, 2026
Balance at June 30, 2025	271	$2,956	$783	(32)	$(6,365)	$(155)	$147	$(2,634)
Net earnings			1,316				(11)	1,305
Other comprehensive loss, net of tax						(6)		(6)
Acquisitions							31	31
Employee stock plans activity, net of shares withheld for employee taxes	—	(91)		1	105			14
Share repurchase program activity		(50)		(5)	(958)			(1,008)
Dividends declared			(366)					(366)
Payments to noncontrolling interests							(8)	(8)
Other		—	(1)				1	—
Balance at March 31, 2026	271	$2,815	$1,732	(36)	$(7,218)	$(161)	$160	$(2,672)

25	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Financial Statements

	Nine Months Ended March 31, 2025
Balance at June 30, 2024	327	$2,917	$(286)	(83)	$(5,677)	$(167)	$1	$(3,212)
Net earnings			1,322				4	1,326
Other comprehensive loss, net of tax						(9)		(9)
Acquisitions							1,035	1,035
Employee stock plans activity, net of shares withheld for employee taxes	—	28		1	52			80
Share repurchase program activity				(6)	(757)			(757)
Retirement of treasury stock	(56)	—		56	—			—
Dividends declared			(370)					(370)
Payments to noncontrolling interests							(7)	(7)
Other		1	(2)				17	16
Balance at March 31, 2025	271	$2,946	$664	(32)	$(6,382)	$(176)	$1,050	$(1,898)
See notes to condensed consolidated financial statements.

26	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net earnings	$1,305	$1,326

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	715	581
Impairments and loss on sale of other investments	20	2
Impairments and (gain)/loss on disposal of assets, net	173	(15)
Share-based compensation	309	91
Provision for bad debts	47	41
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(215)	(367)
Increase in inventories	(1,185)	(1,209)
Increase in accounts payable	3,013	954
Repurchases of liability-classified Specialty Alliance Units	(27)	—
Other accrued liabilities and operating items, net	(673)	(527)
Net cash provided by operating activities	3,482	877

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,967)	(3,855)
Additions to property and equipment	(385)	(315)
Proceeds from disposal of property and equipment	31	3
Proceeds from investments	27	7
Proceeds from short-term investment in time deposit	—	200
Other investing items, net	(9)	(2)
Net cash used in investing activities	(2,303)	(3,962)

Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	991	2,869
Reduction of long-term obligations	(637)	(434)
Payments to noncontrolling interests, net	(8)	(7)
Net tax withholding from share-based compensation	(79)	(12)
Dividends on common shares	(371)	(374)
Purchase of treasury shares, net	(1,008)	(765)
Net cash provided by/(used in) financing activities	(1,112)	1,277

Effect of exchange rate changes on cash and equivalents	(4)	1

Net increase/(decrease) in cash and equivalents	63	(1,807)
Cash and equivalents at beginning of period	3,874	5,133
Cash and equivalents at end of period	$3,937	$3,326
See notes to condensed consolidated financial statements.

27	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
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
In relation to the acquisition of The Specialty Alliance, we concluded that the The Specialty Alliance management services organization ("MSO") is the primary beneficiary of certain physician practices and therefore the practices are consolidated as VIEs. Additionally, in relation to the acquisition of Integrated Oncology Network ("ION"), we concluded that ION is the primary beneficiary of certain physician practices and therefore the practices are consolidated as VIEs. The Specialty Alliance and ION VIEs do not have a material impact on our condensed consolidated statements of earnings or condensed consolidated statements of cash flows. Total assets and liabilities included in the consolidated balance sheets for The Specialty Alliance and ION VIEs were $1.2 billion and $776 million, respectively, as of March 31, 2026.
Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income, and net assets that is not attributable to Cardinal Health, Inc. Noncontrolling interests as of March 31, 2026 primarily represents third-party equity interests in ION.
Recently Issued Financial Accounting Standards
and Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board ("FASB") on our consolidated financial statements as well as material updates to previous assessments, if any, from the 2025 Form 10-K.
Income Tax Disclosure
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for us in fiscal 2026 Form 10-K and will be applied on a

28	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements
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
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted during the nine months ended March 31, 2026.

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
Transaction and integration costs associated with the Solaris acquisition were $4 million and $44 million during the three and nine months ended March 31, 2026, respectively.
Advanced Diabetes Supply Group ("ADS")
On April 1, 2025, we completed the acquisition of ADS for a purchase price of approximately $1.0 billion in cash.
Transaction and integration costs associated with the ADS acquisition were $6 million and $13 million during the three and nine months ended March 31, 2026, respectively.
GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of 73% ownership interest in GIA, now part of The Specialty Alliance, for a purchase price of approximately $2.8 billion in cash. Beginning on the third anniversary of the closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding interests.
Additionally, on May 30, 2025, we, through The Specialty Alliance, completed the acquisition of Urology America for a purchase price of $381 million in cash and equity in The Specialty Alliance.
Transaction and integration costs associated with the GIA and Urology America acquisitions were $1 million and $59 million during the three months ended March 31, 2026 and 2025, respectively, and $8 million and $69 million during the nine months ended March 31, 2026 and 2025, respectively.
Integrated Oncology Network ("ION")
On December 2, 2024, we completed the acquisition of ION for a purchase price of $1.1 billion in cash.
Transaction and integration costs associated with the ION acquisition were $2 million and $6 million for the three months ended March 31, 2026 and 2025, respectively, and $4 million and $25 million during the nine months ended March 31, 2026 and 2025, respectively.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisitions of Solaris Health and Urology America are not yet finalized and are subject to adjustment as we complete the valuation analysis of these acquisitions. The purchase prices are also subject to adjustment based on working capital requirements as set forth in the acquisition agreements.
The allocation of the fair value of assets acquired and liabilities assumed for the acquisitions of ADS, GIA, and ION were finalized during the nine months ended March 31, 2026, resulting in goodwill of $577 million, $3.1 billion, and $1.1 billion, respectively. There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for these acquisitions from those disclosed in our fiscal 2025 Form 10-K.

29	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Solaris Health, Urology America, ADS, and GIA:

(in millions)	Solaris Health	Urology America	ADS	GIA
Identifiable intangible assets:
Customer intangibles (1)	$—	$—	$472	$—
Trade names (2)	233	33	28	200
Non-competition agreements (3)	39	—	—	23
Total identifiable intangible assets acquired	272	33	500	223
Identifiable net assets/(liabilities):
Cash and equivalents	55	4	14	53
Trade receivables, net	236	23	101	176
Inventories	23	3	78	21
Prepaid expenses and other	74	3	2	14
Property and equipment, net	81	27	1	75
Other assets	191	41	377	312
Accounts payable	(105)	(20)	(104)	(89)
Current portion of long-term obligations and other short-term borrowings	—	—	—	(1)
Other accrued liabilities	(193)	(12)	(391)	(174)
Long-term obligations, less current portion	—	(6)	—	(15)
Deferred income taxes and other liabilities	(164)	(45)	(106)	(888)
Total identifiable net assets/(liabilities) acquired	470	51	472	(293)
Noncontrolling interest	—	(9)	—	—
Goodwill	1,661	339	577	3,078
Total net assets acquired	$2,131	$381	$1,049	$2,785
(1)    The weighted-average useful life of customer intangibles is 10 years.
(2)    The weighted-average useful life of trade names ranges from 2 years to 10 years.
(3)    The weighted-average useful life of non-competition agreements is 5 years.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The discount rates used to arrive at the present values of the identifiable intangible assets for Solaris Health, Urology America, ADS, and GIA ranged from 7 to 20 percent and reflect their internal rates of return and uncertainty in the cash flow projections, which is reflective of market participant assumptions.
The estimated fair value of ADS customer intangibles (payor contracts) were determined using a multi-period excess earnings method, which estimates an intangible asset's value based on the present value of the incremental after-tax cash flows (or “excess earnings”) attributable only to the intangible asset.
The fair value of the Solaris Health, Urology America, ADS, and GIA trademark intangible assets were determined utilizing the relief from royalty method, an income-based approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
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

30	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements

3. Restructuring and Employee Severance
The following tables summarize restructuring and employee severance costs:

	Three Months Ended March 31,
(in millions)	2026	2025
Employee-related	$7	$22
Facility exit and other	18	6
Total restructuring and employee severance	$25	$28

	Nine Months Ended March 31,
(in millions)	2026	2025
Employee-related	$37	$41
Facility exit and other	29	20
Total restructuring and employee severance	$66	$61

Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs, and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional project management, and costs associated with vacant facilities.
During the three and nine months ended March 31, 2026 and 2025, restructuring and employee severance costs were primarily related to the implementation of certain enterprise-wide cost-savings measures and certain initiatives to rationalize our manufacturing operations.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2025	$79	$—	$79
Additions	25	—	25
Payments and other adjustments	(31)	—	(31)
Balance at March 31, 2026	$73	$—	$73
4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical and Specialty Solutions (1)	Global Medical Products and Distribution	Other (2)	Total
Balance at June 30, 2025	$7,943	$—	$1,748	$9,691
Goodwill acquired, net of purchase price adjustments	1,909	—	(1)	1,908
Goodwill impairment	(184)	—	—	(184)
Balance at March 31, 2026	$9,668	$—	$1,747	$11,415
(1) At March 31, 2026, the Pharmaceutical segment accumulated goodwill impairment loss was $184 million.
(2) Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
Due to certain reductions in our long-term financial plan assumptions made during the three months ended March 31, 2026, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for the Navista & ION reporting unit. This quantitative testing resulted in the carrying amount of Navista & ION exceeding the fair value, resulting in a pre-tax goodwill impairment charge of $184 million. The impairment charge recognized during the three months ended March 31, 2026 was primarily due to changes in the risk profile of the business plans, resulting in an increase in the discount rate. These changes reflect business model updates and base operational performance.
Goodwill increased in the nine months ended March 31, 2026 primarily due to the Solaris acquisition in the Pharma segment. Goodwill recognized in connection with the acquisition primarily represent the anticipated benefits from the expected growth from new customers, the assembled workforce of the acquired entities and synergies of integrating these businesses. Substantially all of the goodwill recorded is expected to be non-deductible for income tax purposes.
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

31	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements

Other Intangible Assets
The following tables summarize other intangible assets by class at:

	March 31, 2026
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$25	$—	$25	N/A
Total indefinite-life intangibles	25	—	25	N/A

Definite-life intangibles:
Customer intangibles	3,629	2,768	861	10
Trademarks, trade names and patents	1,581	530	1,051	8
Developed technology and other	1,030	766	264	6
Non-Competition Agreements	111	29	82	4
Total definite-life intangibles	6,351	4,093	2,258	9
Total other intangible assets	$6,376	$4,093	$2,283	N/A

	June 30, 2025
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$13	$—	$13
Total indefinite-life intangibles	13	—	13

Definite-life intangibles:
Customer intangibles	3,876	2,639	1,237
Trademarks, trade names and patents	1,340	459	881
Developed technology and other	1,030	726	304
Non-Competition Agreements	72	21	51
Total definite-life intangibles	6,318	3,845	2,473
Total other intangible assets	$6,331	$3,845	$2,486

Total amortization of intangible assets was $95 million and $77 million for the three months ended March 31, 2026 and 2025, respectively, and $266 million and $214 million for the nine months ended March 31, 2026 and 2025, respectively.

The following table summarizes the estimated amortization expense for the remainder of fiscal 2026 through fiscal 2030:

(in millions)	Estimated Amortization Expense
2026	$97
2027	382
2028	349
2029	327
2030	306

5. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at:

(in millions) (1)	March 31, 2026	June 30, 2025
3.75% Notes due 2025	$—	$501
4.7% Notes due 2026	499	498
3.41% Notes due 2027	1,214	1,206
5.125% Notes due 2029	646	645
5.0% Notes due 2029	745	745
4.5% Notes due 2030	595	—
5.45% Notes due 2034	500	501
5.35% Notes due 2034	990	989
5.15% Notes due 2035	392	—
4.6% Notes due 2043	328	323
4.5% Notes due 2044	338	338
4.9% Notes due 2045	437	438
4.368% Notes due 2047	565	566
5.75% Notes due 2054	641	641
7.0% Debentures due 2026	124	124
Floating Rate Term Loan due 2028	699	799
Other Obligations	203	213
Total	8,916	8,527
Less: current portion of long-term obligations and other short-term borrowings	671	550
Long-term obligations, less current portion	$8,245	$7,977
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for the remainder of fiscal 2026 through fiscal 2030 and thereafter are as follows:

32	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements

(in millions)	Debt maturities
2026	$14
2027	1,888
2028	740
2029	676
2030	768
Thereafter	4,830
Total debt and finance lease obligations	$8,916
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $8.9 billion and $8.5 billion at March 31, 2026 and June 30, 2025, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $37.8 billion and $34.7 billion at March 31, 2026 and June 30, 2025, respectively.
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
During the three months ended March 31, 2026, we made a partial principal payment of $100 million for the Floating Rate Term Loan due 2028 with available cash.
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
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity at March 31, 2026 include a $3.0 billion commercial paper program backed by a $2.0 billion revolving credit facility that expires in February 2028 and a $1.0 billion 364-Day revolving credit facility that expires in October 2026. We also had a $1.0 billion committed receivables sales facility through September 2028. During the three months ended March 31, 2026, under our commercial paper program and our committed receivables program, we had maximum combined total daily amounts outstanding of $2.0 billion and an average combined daily amount outstanding of $179 million. At March 31, 2026, we had no amounts outstanding under our commercial paper program, revolving credit facility, or our committed receivables sales facility.
In September 2025, we renewed our committed receivables sales facility program through Cardinal Health 23 Funding, LLC (“CHF”) through September 28, 2028.
In October 2025, we renewed the 364-Day revolving credit facility, under which we have access to $1.0 billion of committed liquidity through October 6, 2026.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of March 31, 2026, we were in compliance with this financial covenant.

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

33	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements
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
Opioid Lawsuits and Investigations
As of March 31, 2026, we have $4.3 billion accrued for the opioid-related matters described below, of which $477 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During the nine months ended March 31, 2026 and fiscal year 2025, we made payments totaling $417 million and $798 million, respectively, which included our annual payments under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities and payments related to the settlement agreement with the City of Baltimore and classes of third-party payors and acute care hospitals.
During the nine months ended March 31, 2026 and fiscal year 2025, there were no material expenses recognized for these matters.
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
West Virginia subdivisions and Native American tribes were not a part of the NOSA. In July 2022, we entered into separate

34	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements
agreements to settle the opioid-related claims of the majority of remaining West Virginia subdivisions and Native American Tribes for approximately $124 million over eleven years and $136 million over five years, respectively.
We have now resolved the opioid-related claims of all 50 states and the District of Columbia; however, lawsuits brought by certain subdivisions remain outstanding.
In July 2022, a judgment in favor of the Distributors was entered in a bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington. In October 2025, the United States Court of Appeals for the Fourth Circuit vacated the district court's judgment and remanded the case for further proceedings. The parties have submitted additional briefing to the district court. We intend to vigorously defend ourselves in this matter.
Private Plaintiffs
The NOSA does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. To date, there are approximately 92 lawsuits brought by private plaintiffs pending. Of these, approximately 17 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all of these matters.
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
Insurance Litigation
We are involved in lawsuits in Ohio State court with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above. Following a hearing on February 5, 2026, a ruling is pending in one of these lawsuits. An unfavorable outcome in this matter may result in a change in loss reserves related to opioid litigation recorded by our captive insurance company, which would negatively impact cash flow.
During the nine months ended March 31, 2026, we received $5 million in insurance recoveries related to opioid matters, which were recorded in the Pharma segment. During fiscal 2025, we received $25 million in insurance recoveries related to opioid matters. $12 million of the recoveries from our insurers were recorded in the Pharma segment. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of March 31, 2026.
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
At March 31, 2026, we had a total of $32 million accrued for losses and legal defense costs, related to the IVC filter product liability lawsuits in our condensed consolidated balance sheets, which includes the $32 million in the qualified settlement fund.
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
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $19 million during the nine months ended March 31, 2026 and $106 million

35	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements
and $165 million during the three and nine months ended March 31, 2025, respectively.

7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three and nine months ended March 31, 2026, the effective tax rate was 3.1 percent and 19.4 percent, respectively.
During the three and nine months ended March 31, 2025, the effective tax rate was 23.6 percent and 22.8 percent, respectively.
The effective tax rate for the three and nine months ended March 31, 2026 was primarily impacted by discrete planning benefits.
Tax Effects of Goodwill Impairment Charges
During the three months ended March 31, 2026, we recognized a pre-tax goodwill impairment charge of $184 million related to the Navista & ION reporting unit within the Pharma segment. The net tax benefit related to this charge is $23 million for fiscal 2026.
The tax effect of the goodwill impairment charge recorded during the three months ended March 31, 2026 was included in our estimated annual effective tax rate because it was not considered unusual or infrequent, given that we have recorded other goodwill impairments in prior fiscal years. The impact of the non-deductible goodwill did not materially impact the annual effective tax rate for 2026.
Unrecognized Tax Benefits
We had $906 million and $879 million of unrecognized tax benefits, at March 31, 2026 and June 30, 2025, respectively. The March 31, 2026 and June 30, 2025 balances include $880 million and $871 million of unrecognized tax benefits, respectively, that, if recognized, would have an impact on the effective tax rate.
At March 31, 2026 and June 30, 2025, we had $72 million and $65 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions. The OBBBA includes changes to existing tax law, including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act ("Tax Act"). We have evaluated the impact of the OBBBA and determined that it did not have a material effect on the Company’s financial statements for the three and nine months ended March 31, 2026. We will continue to assess the implications of the OBBBA as further guidance becomes available but do not expect the legislation to have a material impact on the effective tax rate in future periods.

8. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at:

	March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,815	$—	$—	$1,815
Other investments (1)	105		—	105
Liabilities:
Forward contracts (2)	—	(21)	—	(21)
Share-based awards (3)	—	—	(1,265)	(1,265)

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,672	$—	$—	$1,672
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(48)	—	(48)
Share-based awards (3)	—	—	(843)	(843)
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

36	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements
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

Changes in Level 3 Recurring Fair Value Measurements
The following tables reconcile the changes in fair value for the liabilities classified within Level 3 of the fair value hierarchy for the three and nine months ended March 31, 2026:

(in millions)	The Specialty Alliance Units
Fair Value at December 31, 2025	$1,173
Acquisitions	—
Vesting (1)	72
Fair Value Adjustment (1)	25
Repurchases	(5)
Fair Value at March 31, 2026	$1,265

(in millions)	The Specialty Alliance Units
Fair Value at June 30, 2025	$843
Acquisitions	233
Vesting (1)	191
Fair Value Adjustment (1)	25
Repurchases	(27)
Fair Value at March 31, 2026	$1,265
(1)For the three and nine months ended March 31, 2026, there was $97 million and $216 million of expense, respectively, recorded to acquisition-related cash and share-based compensation costs in the condensed consolidated statements of earnings.

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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three and nine months ended March 31, 2026 and 2025, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the nine months ended March 31, 2026, we entered into pay-floating interest rate swaps with total notional amounts of $400 million. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in our condensed consolidated balance sheets.
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

37	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements
Gains and losses recognized in other comprehensive income were immaterial for both the three and nine months ended March 31, 2026 and 2025, respectively. Gains and losses recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for both the three and nine months ended March 31, 2026 and 2025, respectively. Gains currently included within accumulated other comprehensive loss associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In March 2026, we entered into €68 million ($80 million) cross-currency swaps maturing in March 2028.
In March 2026, we terminated the €68 million ($73 million) cross-currency swaps entered into in March 2023 and paid a settlement in cash of $7 million, recorded in other investing items, net in our condensed consolidated statements of cash flows.
In December 2025, we partially terminated the €32 million ($37 million) cross-currency swaps entered into in March 2023 and paid a settlement in cash of $3 million, recorded in other investing items, net in our condensed consolidated statements of cash flows.
In September 2025, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2027.
In September 2025, we terminated the ¥18 billion ($120 million) cross-currency swaps entered into in September 2023 and received settlement in cash of $3 million, recorded in other investing items, net in our condensed consolidated statements of cash flows.
In February 2025, we entered into €100 million ($105 million) cross-currency swaps maturing in February 2027.
In February 2025, we terminated the €100 million ($107 million) cross-currency swaps entered into in March 2023 and received net settlement in cash of $2 million, recorded in other investing items, net in our condensed consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were immaterial during the three months ended March 31, 2026 and 2025, respectively and $24 million and immaterial during the nine months ended March 31, 2026 and 2025, respectively. Gains recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were immaterial during both the three and nine months ended March 31, 2026 and 2025, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other income, net. We recorded immaterial gains and losses during both the three and nine months ended March 31, 2026 and 2025, respectively. The principal currencies managed through foreign currency contracts are Canadian dollar, Mexican peso, Chinese renminbi, Brazilian real, and Thai baht.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, accounts payable, and other accrued liabilities at March 31, 2026 and June 30, 2025 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	March 31, 2026	June 30, 2025
Estimated fair value	$8,724	$8,388
Carrying amount	8,916	8,527
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.

10. Shareholders' Deficit
We repurchased $1.0 billion and $750 million of our common shares, in the aggregate, through share repurchase programs during the nine months ended March 31, 2026 and 2025, respectively. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
The following table presents the share repurchase programs executed during the nine months ended March 31, 2026 and 2025:

38	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements

Quarter Entered	Date Concluded	Aggregate Purchase Price (in millions)	Initial Shares (in millions)	Reference Price	Final Shares (in millions)	Weighted Average Price per Common Share
Q3 FY26	4/20/2026	$250	0.9	$215.42	0.3	$209.55
Q2 FY26	12/15/2025	$375	1.6	$190.22	0.3	$200.00
Q1 FY26	10/31/2025	$375	2.0	$148.12	0.4	$151.88
Q3 FY25	3/11/2025	$375	2.4	$125.33	0.6	$125.87
Q1 FY25	10/30/2024	$375	2.7	$109.65	0.7	$110.10
During the nine months ended March 31, 2026 and 2025, we paid $8 million and $15 million for excise taxes, respectively, related to the completion of prior Accelerated Share Repurchase programs.
During the three months ended December 31, 2024, we retired 56 million of common stock shares without par value.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2025	$(141)	$(14)	$(155)
Other comprehensive income, before reclassifications	3	3	6
Amounts reclassified to earnings	—	(12)	(12)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $6 million	3	(9)	(6)
Balance at March 31, 2026	$(138)	$(23)	$(161)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(138)	$(29)	$(167)
Other comprehensive income/(loss), before reclassifications	(13)	3	(10)
Amounts reclassified to earnings	—	1	1
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax benefit of $2 million	(13)	4	(9)
Balance at March 31, 2025	$(151)	$(25)	$(176)

11. Earnings Per Share Attributable to Cardinal Health, Inc.
The following tables reconcile the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc. ("EPS"):

	Three Months Ended March 31,
(in millions)	2026	2025
Weighted-average common shares–basic	235	240
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	1
Weighted-average common shares–diluted	236	241

	Nine Months Ended March 31,
(in millions)	2026	2025
Weighted-average common shares–basic	237	242
Effect of dilutive securities:
Employee stock options, restricted share units and performance share units	1	1
Weighted-average common shares–diluted	238	243
For the three and nine months ended March 31, 2026 and 2025, immaterial restricted share units and performance share units were excluded from the computation of diluted EPS, as they were anti-dilutive.

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

39	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements

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
Revenue
The following tables present revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

	Three Months Ended March 31,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$56,111	$50,433
Global Medical Products and Distribution	3,148	3,160
Nuclear and Precision Health Solutions	478	403
at-Home Solutions	1,128	817
OptiFreight® Logistics	100	84
Other	1,706	1,304
Total segment revenue	60,965	54,897
Corporate (1)	(25)	(19)
Total revenue	$60,940	$54,878

	Nine Months Ended March 31,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$175,985	$149,272
Global Medical Products and Distribution	9,591	9,437
Nuclear and Precision Health Solutions	1,354	1,148
at-Home Solutions	3,428	2,391
OptiFreight® Logistics	289	234
Other	5,071	3,773
Total segment revenue	190,647	162,482
Corporate (1)	(71)	(63)
Total revenue	$190,576	$162,419
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following tables present revenue by geographic area:

	Three Months Ended March 31,
(in millions)	2026	2025
United States	$60,542	$54,498
International	423	399
Total segment revenue	60,965	54,897
Corporate (1)	(25)	(19)
Total revenue	$60,940	$54,878

	Nine Months Ended March 31,
(in millions)	2026	2025
United States	$189,370	$161,247
International	1,277	1,235
Total segment revenue	190,647	162,482
Corporate (1)	(71)	(63)
Total revenue	$190,576	$162,419
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
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•provision for/(benefit from) income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation and other spending are

40	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements

not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $17 million and $15 million for the three months ended March 31, 2026 and 2025, respectively, and $48 million and $42 million for the nine months ended March 31, 2026 and 2025, respectively.
The following tables present segment profit for the two reportable segments and the remaining operating segments, included in Other:

	Three Months Ended March 31, 2026
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$56,111	$3,148	$1,706	$60,965

Cost of product sold	54,595	2,605	1,268	58,468
SG&A	732	518	259	1,509
Total segment expenses	55,327	3,123	1,527	59,977

Segment profit	$784	$25	$179	$988
Corporate (1)				(479)
Consolidated operating earnings				$509

	Three Months Ended March 31, 2025
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$50,433	$3,160	$1,304	$54,897

Cost of product sold	49,167	2,634	975	52,776
SG&A	604	487	195	1,286
Total segment expenses	49,771	3,121	1,170	54,062

Segment profit	$662	$39	$134	$835
Corporate (1)				(105)
Consolidated operating earnings				$730

	Nine Months Ended March 31, 2026
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$175,985	$9,591	$5,071	$190,647

Cost of product sold	171,695	7,958	3,780	183,433
SG&A	2,152	1,525	767	4,444
Total segment expenses	173,847	9,483	4,547	187,877

Segment profit	$2,138	$108	$524	$2,770
Corporate (1)				(886)
Consolidated operating earnings				$1,884

	Nine Months Ended March 31, 2025
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$149,272	$9,437	$3,773	$162,482

Cost of product sold	145,826	7,862	2,828	156,516
SG&A	1,723	1,510	589	3,822
Total segment expenses	147,549	9,372	3,417	160,338

Segment profit	$1,723	$65	$356	$2,144
Corporate (1)				(297)
Consolidated operating earnings				$1,847
(1)Corporate consists of the elimination of inter-segment revenue and other revenue and expenses not allocated to the segments.
Segment Assets
The following table presents total assets for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	March 31, 2026	June 30, 2025
Pharmaceutical and Specialty Solutions	$41,032	$37,313
Global Medical Products and Distribution	6,888	6,889
Other	4,065	4,045
Corporate	4,704	4,875
Total assets	$56,689	$53,122
The following tables present depreciation and amortization for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended March 31,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$70	$44
Global Medical Products and Distribution	54	56
Other	26	31
Corporate	98	76
Total depreciation and amortization	$248	$207

	Nine Months Ended March 31,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$195	$117
Global Medical Products and Distribution	164	165
Other	85	89
Corporate	271	210
Total depreciation and amortization	$715	$581

41	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements

The following tables present additions to property and equipment for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended March 31,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$37	$33
Global Medical Products and Distribution	32	28
Other	25	18
Corporate	53	47
Total additions to property and equipment	$147	$126

	Nine Months Ended March 31,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$92	$56
Global Medical Products and Distribution	74	72
Other	63	52
Corporate	156	135
Total additions to property and equipment	$385	$315

The following table presents property and equipment, net by geographic area:

(in millions)	March 31, 2026	June 30, 2025
United States	$2,494	$2,422
International	434	436
Total property and equipment, net	$2,928	$2,858

13. Share-Based Compensation
We maintain Cardinal Health Inc. corporate stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees. As of March 31, 2026, we have 16 million shares authorized for issuance under the Plans. Upon vesting these units convert to common shares without restrictions or future service requirements.
The following tables provide total share-based compensation expense by type of award:

	Three Months Ended March 31,
(in millions)	2026	2025
Restricted share unit expense	$21	$18
Performance share unit expense	11	14
Total share-based compensation	$32	$32

	Nine Months Ended March 31,
(in millions)	2026	2025
Restricted share unit expense	$55	$54
Performance share unit expense	38	37
Total share-based compensation	$93	$91
The total tax benefit related to share-based compensation was $4 million for both the three months ended March 31, 2026 and
2025, respectively, and $12 million and $11 million for the nine months ended March 31, 2026 and 2025, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of earnings. Our condensed consolidated statements of cash flows present our share-based compensation expense as a reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2025	1.4	$86.30
Granted	0.7	157.86
Vested	(0.8)	90.40
Canceled and forfeited	(0.1)	123.03
Nonvested at March 31, 2026	1.2	$84.20
The total fair value of units vested during the three months ended March 31, 2026 and 2025 were $2 million and $3 million, respectively. The total fair value of units vested during the nine months ended March 31, 2026 and 2025 were $59 million and $67 million, respectively.
At March 31, 2026, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $88 million, which is expected to be recognized over a weighted-average period of two years.
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

42	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Notes to Financial Statements

The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2025	1.5	$99.45
Granted	0.6	153.66
Vested	(0.7)	92.71
Canceled and forfeited	(0.1)	124.97
Nonvested at March 31, 2026	1.3	$116.86
No performance share units vested during the three months ended March 31, 2026 and 2025. The total fair value of units vested during the nine months ended March 31, 2026 and 2025 were $108 million and $41 million, respectively.
At March 31, 2026, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $58 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.
The Specialty Alliance Share-Based Compensation
The Specialty Alliance, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. Share-based compensation expense associated with these awards of $97 million and $216 million was recognized during the three and nine months ended March 31, 2026 respectively. Of the expense recognized for the three and nine months ended March 31, 2026, $95 million and $210 million is included in acquisition-related cash and share-based compensation costs and $2 million and $6 million is included in selling, general, and administrative expenses in the condensed consolidated statements of earnings, respectively. Share-based compensation expense associated with these awards was $17 million for the three and nine months ended March 31, 2025, of which $16 million is included in acquisition-related cash and share-based compensation costs and $1 million is included in selling, general and administrative expenses in the condensed consolidated statements of earnings. The liability and associated future expenses may vary based on the changes in the estimated fair value.
The following table summarizes the fair market value of The Specialty Alliance Units as of March 31, 2026:

(in millions, except per share amounts)	The Specialty Alliance Share Units	Fair Value per Share
Nonvested at June 30, 2025	206	$1.54
Granted	231	1.57
Vested	(124)	1.57
Canceled and forfeited	(1)	1.57
Nonvested at March 31, 2026	312	$1.57
Vested at March 31, 2026	804	$1.57
The total fair value of The Specialty Alliance Units vested during the three and nine months ended March 31, 2026 was $72 million and $191 million, respectively. The total fair value of The Specialty Alliance Units vested during the three and nine months ended March 31, 2025 was $17 million. During both the three and nine months ended March 31, 2026, we recognized an increase in the fair value of the liability, resulting in expense of $25 million related to the vested Specialty Alliance Units, which is recognized in acquisition-related cash and share-based compensation costs.
At March 31, 2026, the total pre-tax compensation cost related to nonvested Specialty Alliance Units not yet recognized was $490 million, which is expected to be recognized over a weighted-average period of approximately four years.

43	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
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

44	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

45	Cardinal Health | Q3 Fiscal 2026 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardinal Health, Inc.

Date:	April 30, 2026	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

Date:	April 30, 2026	/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

46	Cardinal Health | Q3 Fiscal 2026 Form 10-Q