Form 10-K
period 2026-06-30
CARDINAL HEALTH INC
filed 2026-08-11
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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

☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No     ☑
The aggregate market value of voting stock held by non-affiliates on December 31, 2025, was the following: $48,192,692,777.
The number of the registrant’s common shares, without par value, outstanding as of July 31, 2026, was the following: 232,575,728.
Documents Incorporated by Reference:
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2026 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

Cardinal Health Fiscal 2026 Form 10-K

Cardinal Health | Fiscal 2026 Form 10-K	1

Introduction

Introduction
References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health," and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2027, 2026, 2025, 2024, 2023, 2022, 2021, and 2020 are to the fiscal years ended June 30, 2027, 2026, 2025, 2024, 2023, 2022, 2021, and 2020, respectively. Except as otherwise specified, information in this report is provided as of June 30, 2026.
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
Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations
Our MD&A within this Form 10-K generally discusses fiscal 2026 and fiscal 2025 items and year-over-year comparisons between fiscal 2026 and fiscal 2025. Fiscal 2024 items and discussions of year-over-year comparisons between fiscal 2025 and fiscal 2024 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "Fiscal 2025 Form 10-K").
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

2	Cardinal Health | Fiscal 2026 Form 10-K

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

Pharmaceutical and Specialty Solutions Segment

Our Pharma segment distributes branded and generic pharmaceutical, specialty pharmaceutical, and over-the-counter healthcare and consumer products in the United States. This segment also provides services to pharmaceutical manufacturers and healthcare providers for specialty pharmaceutical products; provides pharmacy management services to hospitals and operates a limited number of pharmacies, including pharmacies in community health centers; repackages generic pharmaceuticals and over-the-counter healthcare products; and includes our managed services organization ("MSO") platforms for physician offices.

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

Other Operating Segments

Our Nuclear and Precision Health Solutions operating segment operates nuclear pharmacies and manufacturing facilities, which manufacture, prepare, and deliver radiopharmaceuticals for use in nuclear imaging, theranostics, and other procedures in hospitals and physician offices. This segment also contract manufactures a radiopharmaceutical treatment (Xofigo®) and holds the rights to manufacture and distribute Lymphoseek®, a radiopharmaceutical diagnostic imaging agent.
Our at-Home Solutions operating segment has two main businesses: Edgepark, including Advanced Diabetes Supply Group ("ADS"), directly providing medical supplies to patients with chronic conditions in the home; and at-Home, a business-to-business distribution service that delivers medical supplies and over-the-counter products to home medical equipment providers, home health and hospice agencies, and e-commerce providers.
Our OptiFreight® Logistics operating segment supports the shipping and logistics needs of healthcare providers by optimizing direct shipments through integrated technology solutions. This operating segment serves hospitals, pharmacies, labs, and surgery centers.

3	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Overview
Consolidated Results
Fiscal 2026 Overview

Revenue
Revenue for fiscal 2026 increased 14 percent to $254.2 billion from the prior year, primarily due to branded and specialty pharmaceutical sales growth from existing and new customers.
GAAP and Non-GAAP Operating Earnings

(in millions)	2026	2025	Change
GAAP operating earnings	$2,613	$2,275	15%
State opioid assessment related to prior fiscal years	(17)	—
Restructuring and employee severance	106	88
Amortization and other acquisition-related costs	469	464
Acquisition-related cash and share-based compensation costs	287	126
Impairments and (gain)/loss on disposal of assets, net	177	18
Litigation (recoveries)/charges, net	(10)	(185)
Non-GAAP operating earnings	$3,624	$2,786	30%
The sum of the components and certain computations may reflect rounding adjustments.

GAAP operating earnings for fiscal 2026 increased 15% to $2.6 billion from the prior year. The increase in GAAP operating earnings was driven by the increased contribution from branded and specialty pharmaceuticals and the performance of our generics program in our Pharma segment, the impact of the acquisitions of MSO platforms and ADS, and growth from existing customers in our GMPD segment. This increase was partially offset by the $184 million pre-tax goodwill impairment charge recognized in fiscal 2026 related to the Navista & Integrated Oncology Network ("ION") reporting unit within our Pharma segment, higher cash and share-based compensation costs resulting from the timing of acquisitions within The Specialty Alliance, and $171 million of net recoveries in class action antitrust litigation recognized in fiscal 2025. See "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to the Consolidated Financial Statements" for further information on the goodwill impairment.
Non-GAAP operating earnings for fiscal 2026 increased 30% to $3.6 billion from the prior year, primarily driven by the increased contribution from branded and specialty pharmaceuticals and the performance of our generics program in our Pharma segment and the impact of the acquisitions of MSO platforms and ADS.

4	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Overview
GAAP and Non-GAAP Diluted EPS

($ per share)	2026 (2)	2025 (2)	Change
GAAP diluted EPS (1)	$7.23	$6.45	12%
State opioid assessment related to prior fiscal years	(0.05)	—
Restructuring and employee severance	0.34	0.28
Amortization and other acquisition-related costs	1.47	1.49
Acquisition-related cash and share-based compensation costs	1.16	0.51
Impairments and (gain)/loss on disposal of assets, net (3)	0.56	0.05
Litigation (recoveries)/charges, net	0.04	(0.54)
Impairment of equity interest in Outcomes (4)	0.50	—
Non-GAAP diluted EPS (1)	$11.26	$8.24	37%
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
(3)For fiscal 2026, impairments and (gain)/loss on disposals of assets, net included a pre-tax goodwill impairment charge of $184 million related to the Navista & ION reporting unit within the Pharma segment. Net of the $23 million tax benefit and $23 million portion attributable to noncontrolling interests, this had an adverse impact of $0.58 per share to GAAP diluted EPS.
(4)During fiscal 2026, we recognized a pre-tax impairment charge of $122 million in connection with the observed reduction of the estimated fair value of the Outcomes business, of which we hold a 16 percent equity interest.
GAAP diluted EPS for fiscal 2026 increased 12 percent to $7.23 from the prior year, primarily due to the factors impacting GAAP operating earnings discussed in the preceding section and favorable changes in discrete tax items, partially offset by increased interest expense and the impairment of our equity interest in Outcomes.
Non-GAAP diluted EPS for fiscal 2026 increased 37 percent to $11.26 from the prior year due to the factors impacting non-GAAP operating earnings discussed in the preceding section and favorable changes in discrete tax items, partially offset by increased interest expense.

Cardinal Health | Fiscal 2026 Form 10-K	5

MD&A	Overview
Significant Developments in Fiscal 2026 and Trends
Pharma Segment

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
Solaris Health includes more than 750 providers across more than 250 practice locations in 14 states. Solaris Health is part of The Specialty Alliance, our multi-specialty MSO platform, and its results are reported within our Pharma segment. With the closing of this transaction, we own approximately 76% of The Specialty Alliance. We funded the acquisition with a combination of cash proceeds from the recent debt financing and cash on hand. See Note 6 of the "Notes to Consolidated Financial Statements" for additional information on the debt financing.
Management Service Organization Platforms
The performance of The Specialty Alliance positively impacted the year-over-year comparison of Pharma segment profit during fiscal 2026, primarily due to the impact of the acquisitions of GI Alliance ("GIA") and Solaris Health. The Specialty Alliance is our multi-specialty MSO platform, which is primarily comprised of GIA, Urology America, Solaris Health, and other gastroenterology- and urology-focused practices. Additionally, Navista is our oncology MSO platform, which is primarily comprised of ION and other oncology-focused practices. Our ability to successfully provide physician practice support and management services, and to receive the value we expect to receive from our recent acquisitions of MSO platforms, depends upon a number of factors, including: the ability to develop or acquire and integrate appropriate practice management and support expertise; the ability to support recruitment, integration, and retention of sufficient numbers of local providers and staff; ensuring the alignment of interests between Cardinal Health and the physicians; the ability to successfully support negotiations with vendors, suppliers, and payors; the reimbursement and regulatory environment; and competition from other healthcare organizations.
Branded Pharmaceuticals
There are a number of proposed and adopted U.S. government policy initiatives being considered that could directly or indirectly impact pharmaceutical manufacturer list prices for branded pharmaceutical products. The Inflation Reduction Act has and will continue to adversely impact our revenue by capping prices for certain drugs; however, our profitability has not been negatively impacted. Additionally, the Executive Order titled “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” and other administrative policies or actions may impact sales or profitability of branded pharmaceutical products. The extent of any future impacts is uncertain and may vary depending on the timeline for implementation and the extent of any price reductions.
An April 2026 proclamation issued by the President of the United States imposed tariffs on imports of branded pharmaceutical products and associated ingredients imported into the United States. If pharmaceutical manufacturers raise their prices or stop importing certain products, we could experience increased costs or supply disruptions which may impact our financial results.
With respect to GLP-1 medications, during fiscal 2026, we experienced increased demand, which positively impacted our Pharma segment revenue and consolidated revenue; however, increased GLP-1 sales did not meaningfully contribute to segment profit. Demand growth for GLP-1 medications began to moderate in fiscal year 2026 and we expect future demand growth moderation to continue; however, demand for these medications is unpredictable.
Generics Program
The performance of our Pharma segment generics program positively impacted the year-over-year comparison of Pharma segment profit during fiscal 2026. The Pharma segment generics program includes, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
The frequency, timing, magnitude, and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes, and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharma segment profit and are subject to risks and uncertainties. Additionally, while generic pharmaceutical products are not currently subject to U.S. tariffs, it is possible that this may change in the future, which may impact our costs or decrease available supply. These risks and uncertainties may impact Pharma segment profit and consolidated operating earnings during fiscal 2027 and beyond.

6	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Overview
Tariffs

International Emergency Economic Powers Act ("IEEPA")Tariffs
In February 2025, the United States imposed tariffs under the IEEPA on certain goods, materials, and products imported into the United States from countries where we do business. In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs were unlawful. Subsequent to this ruling, U.S. Customs and Border Protection (the "CBP") worked to establish a phased process to administer refunds required by the Supreme Court ruling. In April 2026 and June 2026, the U.S. Government launched its program to administer refund requests under Phase 1 and Phase 2, respectively, and additional phases are expected to be communicated in the future. The majority of our refund requests fall under Phase 2. Our refund requests under Phases 1 and 2 have been submitted and accepted by the CBP. We expect that the remainder of our refund requests will be submitted in later phases or through other established mechanics.
Since February 2025, we have paid approximately $200 million in IEEPA tariffs, related to products that we source, manufacture or distribute, primarily in our GMPD segment. After receiving refunds of IEEPA tariffs from the U.S. Government, we expect to return to customers the portion of those refunds that reflect the estimated increased prices paid related to IEEPA tariffs.
During the fourth quarter of fiscal 2026, we recorded a receivable of approximately $200 million in relation to the expected refund of IEEPA tariffs from the U.S. Government. This resulted in a net benefit to operating earnings of approximately $100 million during the three months ended June 30, 2026, primarily due to the recording of a corresponding expense related to the payments to customers. The net operating earnings impact was immaterial for fiscal 2026, due to the timing of tariff related expense recognition and the IEEPA tariff refund. The ultimate resolution of this matter could impact our results of operations in future periods, including GMPD segment profit and consolidated operating income.
Tariff Environment
The tariff environment remains dynamic and we do not expect to be able to establish alternative sources of supply or otherwise mitigate the potential impact of tariffs on all of the products that we source, manufacture, or distribute. For example, in addition to the IEEPA tariffs discussed above, our GMPD segment has experienced, and expects to continue to experience increased costs as a result of tariffs imposed or expected to be imposed under different legal authority, including Sections 122, 232 and 301 of the Trade Act of 1974 and Section 308 of the Smoot-Hawley Tariff Act. Our GMPD segment continues to take action to reduce the impact of these tariffs and other potential tariffs on our financial results, including through cost optimization initiatives and by increasing prices on impacted products to customers; however, these measures have not fully offset the adverse impact. We are still incurring increased costs from tariffs, and if we are not successful at increasing prices to customers, our financial results will continue to be negatively impacted. Furthermore, if our competitors do not increase prices, or increase prices to a lesser extent than we do or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected.
It is also possible that our Pharma segment could be impacted by tariffs. An April 2026 proclamation issued by the President of the United States imposed tariffs on imports of branded pharmaceutical products and associated ingredients imported into the United States. If pharmaceutical manufacturers raise their prices or stop importing certain products, we could experience increased costs or supply disruptions which may impact our financial results.
Additionally, while generic pharmaceutical products are not currently subject to U.S. tariffs, the President recently issued a statement indicating that generic pharmaceutical products will be subject to 100% tariffs beginning in 2028 and 200% tariffs beginning in 2029. There remains significant uncertainty about the ultimate implementation of this proposal; however, these potential tariffs may impact our costs or decrease available supply, which could impact Pharma segment profit and consolidated operating earnings.

Cardinal Health | Fiscal 2026 Form 10-K	7

MD&A	Results of Operations
Results of Operations
Revenue

	Revenue
(in millions)	2026	2025	Change
Pharmaceutical and Specialty Solutions	$234,833	$204,644	15%
Global Medical Products and Distribution	12,719	12,636	1%
Other	6,792	5,382	26%
Total segment revenue	254,344	222,662	14%
Corporate (1)	(96)	(84)	N.M.
Total revenue	$254,248	$222,578	14%
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
Pharmaceutical and Specialty Solutions
Pharma segment revenue for fiscal 2026 increased 15 percent to $234.8 billion from the prior year, primarily due to branded and specialty pharmaceutical sales growth from existing and new customers.
Global Medical Products and Distribution
GMPD segment revenue for fiscal 2026 was relatively flat at $12.7 billion due to Cardinal Health brand growth, offset by lower distribution volumes and the expected IEEPA tariff refund repayment to customers.
Other
Other segment revenue for fiscal 2026 increased 26 percent to $6.8 billion from the prior year due to growth across at-Home Solutions (including the acquisition of ADS), Nuclear and Precision Health Solutions, and OptiFreight® Logistics.

8	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Results of Operations
Cost of Products Sold

Cost of products sold for fiscal 2026 increased 14 percent to $244.5 billion from the prior year, primarily due to the factors affecting the changes in revenue and gross margin.

Gross Margin

	Gross Margin
(in millions)	2026	2025	Change
Gross margin	$9,774	$8,168	20%
Gross margin for fiscal 2026 increased 20 percent to $9.8 billion from the prior year, primarily due to the acquisitions of MSO platforms and ADS, increased contribution from branded and specialty pharmaceutical products, and the performance of our generics program.
Gross margin rate for fiscal 2026 grew 17 basis points from the prior year, primarily due to the acquisition of MSO platforms, partially offset by the impact of the unfavorable changes in product mix in the Pharma segment. These changes in product mix were primarily driven by increased pharmaceutical distribution branded sales, which have a dilutive impact on our overall gross margin rate.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	SG&A Expenses
(in millions)	2026	2025	Change
SG&A expenses	$6,132	$5,382	14%
SG&A expenses for fiscal 2026 increased 14 percent to $6.1 billion from the prior year, primarily due to the acquisitions of MSO platforms and ADS.

Cardinal Health | Fiscal 2026 Form 10-K	9

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 13 of the "Notes to Consolidated Financial Statements" for additional information on segment profit.

	Segment Profit and Operating Earnings
(in millions)	2026	2025	Change
Pharmaceutical and Specialty Solutions	$2,783	$2,258	23%
Global Medical Products and Distribution	258	135	91%
Other	707	516	37%
Total segment profit	3,748	2,909	29%
Corporate	(1,135)	(634)	N.M.
Total consolidated operating earnings	$2,613	$2,275	15%
Pharmaceutical and Specialty Solutions
Pharma segment profit for fiscal 2026 increased 23 percent to $2.8 billion from the prior year, primarily due to the increased contribution from branded and specialty pharmaceutical products, the performance of our generics program, and the acquisition of MSO platforms.
Global Medical Products and Distribution
GMPD segment profit for fiscal 2026 increased 91 percent to $258 million from the prior year, primarily due to growth from existing customers. The net impact of tariffs to fiscal 2026 was not significant, as the adverse impact of tariff costs recognized during the year was primarily offset by the benefit of the IEEPA tariff refund.
Other
Other segment profit for fiscal 2026 increased 37 percent to $707 million from the prior year, due to the performance of at-Home Solutions (including the acquisition of ADS), OptiFreight® Logistics, and Nuclear and Precision Health Solutions.
Corporate
The changes in Corporate during fiscal 2026 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

10	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

(in millions)	2026	2025
Restructuring and employee severance	$106	$88
Amortization and other acquisition-related costs	469	464
Acquisition-related cash and share-based compensation costs	287	126
Impairments and (gain)/loss on disposal of assets, net	177	18
Litigation (recoveries)/charges, net	(10)	(185)
Restructuring and Employee Severance
Restructuring and employee severance costs in fiscal 2026 and 2025 primarily resulted from certain initiatives to rationalize our manufacturing operations and other cost-savings initiatives within our GMPD segment.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $361 million and $303 million for fiscal 2026 and 2025, respectively. Transaction and integration costs associated with acquisitions were $108 million and $161 million for fiscal 2026 and 2025, respectively.
Acquisition-related Cash and Share-based Compensation Costs
Acquisition-related cash and share-based compensation costs were $287 million and $126 million for fiscal 2026 and 2025, respectively, primarily resulting from the timing of the acquisitions within The Specialty Alliance.
Impairments and (Gain)/Loss on Disposal of Assets, Net
During fiscal 2026, we recognized a pre-tax goodwill impairment charge of $184 million related to the Navista & ION reporting unit within the Pharma segment, as discussed further in the "Critical Accounting Policies and Sensitive Accounting Estimates" section of this MD&A and Note 4 of the "Notes to the Consolidated Financial Statements."
Litigation (Recoveries)/Charges, Net
During fiscal 2025, we recognized income of $171 million for net recoveries in class action lawsuits in which we were a class member or plaintiff.

Cardinal Health | Fiscal 2026 Form 10-K	11

MD&A	Results of Operations
Other Components of Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

(in millions)	2026	2025	Change
Other (income)/expense, net	$(31)	$(41)	N.M.
Interest expense, net	348	215	62%
Impairment of equity interest in Outcomes	122	—	N.M.
Interest Expense, Net
Interest expense, net for fiscal 2026 increased 62 percent to $348 million from the prior year, primarily due to the additional debt financing for our recent acquisitions. See Note 6 of the "Notes to Consolidated Financial Statements" for additional information on the new debt financing.
Impairment of Equity Interest in Outcomes
During fiscal 2026, we recognized a pre-tax impairment charge of $122 million in connection with the observed reduction of the estimated fair value of the Outcomes business, of which we hold a 16 percent equity interest.

Provision for Income Taxes

Our effective tax rates were 21.6% and 25.3% for fiscal 2026 and 2025, respectively. The effective tax rates for fiscal 2026 and 2025 were primarily impacted by discrete tax items. Included in the effective tax rate for fiscal 2026, was $23 million of benefit related to the goodwill impairment charge related to the Navista & ION reporting unit within the Pharma segment. See Note 8 of the "Notes to Consolidated Financial Statements" for additional information.
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

12	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Liquidity and Capital Resources
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

Cash and Equivalents

Our cash and equivalents balance was $4.9 billion at June 30, 2026 compared to $3.9 billion at June 30, 2025.
During fiscal 2026, net cash provided by operating activities was $5.2 billion, which reflects the impact of normal timing of payments to vendors and includes payments totaling $417 million related to the opioid litigation.
During fiscal 2026, we deployed $1.9 billion for the Solaris Health acquisition, $1.4 billion for share repurchases, $649 million for capital expenditures, $600 million for debt repayment, and $491 million for dividends. In addition, we issued new long-term debt and received net proceeds of $1.0 billion to fund a portion of the consideration paid in connection with the Solaris Health acquisition and for general purposes. At June 30, 2026, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
During fiscal 2025, net cash provided by operating activities was $2.4 billion, which includes the impact of unwinding the negative net working capital associated with the OptumRx contracts and the normal timing of payments to vendors, partially offset by the benefit of onboarding new customers. Cash provided by operating activities also includes the impact of payments totaling $798 million related to the opioid litigation. During fiscal 2025, we deployed $5.3 billion for acquisitions, $765 million for share repurchases, $547 million for capital expenditures, $494 million for dividends, and $400 million for debt repayments. In addition, we issued additional long-term debt and received net proceeds of $2.9 billion to fund a portion of the consideration paid for acquisitions and for general purposes. Another portion of the consideration came from an $800 million term loan.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
In fiscal 2026, we returned $398 million of cash held by foreign subsidiaries to the United States.
The cash and equivalents balance at June 30, 2026 includes $364 million of cash and equivalents held by subsidiaries outside of the United States.
At June 30, 2026, foreign earnings of approximately $1.0 billion are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2026.

Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at June 30, 2026 include a $3.0 billion commercial paper program, backed by a $2.0 billion revolving credit facility that expires in February 2028, and a $1.0 billion 364-Day revolving credit facility that expires in October 2026. We also have a $1.0 billion committed receivables sales facility through September 2028. During fiscal 2026, borrowings under our commercial paper program and our committed receivables program were limited to the third quarter, during which the maximum combined daily amount outstanding was approximately $2.0 billion. The average combined daily amount outstanding for fiscal 2026 was $44 million. At June 30, 2026, we had no amounts outstanding under our commercial paper program, revolving credit facilities, or our committed receivables sales facility.
In September 2025, we renewed our committed receivables sales facility program through Cardinal Health 23 Funding, LLC ("CHF") through September 2028.
In October 2025, we renewed the 364-Day revolving credit facility, under which we have access to $1.0 billion of committed liquidity through October 2026.
On August 7, 2026, we entered into a consolidated $4.0 billion 5-year revolving credit facility that expires in August 2031, in conjunction with the terminations of the existing $2.0 billion revolving credit facility, the $1.0 billion 364-Day revolving credit facility, and the $1.0 billion committed receivables sales facility.
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2026, we were in compliance with this financial covenant.

Cardinal Health | Fiscal 2026 Form 10-K	13

MD&A	Liquidity and Capital Resources
Long-Term Debt and Other Short-Term Borrowings
At June 30, 2026, we had total long-term obligations, including the current portion and other short-term borrowings, of $8.9 billion.
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
During fiscal 2026, we repaid the full principal of $500 million of the 3.75% Notes due 2025 at maturity with available cash and we made a partial principal prepayment of $100 million for the Floating Rate Term Loan due 2028 with available cash.

Capital Deployment

Opioid Litigation Settlement Agreement
We have $4.3 billion accrued at June 30, 2026 related to certain national opioid litigation settlements, as further described within Note 7 of the "Notes to Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During fiscal 2026, we made payments totaling $417 million related to opioid litigation, which included our fifth annual payment of $366 million under the National Opioid Settlement Agreement (the "NOSA"). In July 2026, we made our sixth annual payment of $374 million under the NOSA. The amounts of future annual payments under the NOSA may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during fiscal 2026 and 2025 were $649 million and $547 million, respectively.
We expect capital expenditures in fiscal 2027 to be approximately $700 million and primarily related to manufacturing and distribution infrastructure projects and technology investments.
Dividends
During fiscal 2026, we paid quarterly dividends totaling $2.04 per share, an increase of 1 percent from fiscal 2025.
On May 5, 2026, our Board of Directors approved a quarterly dividend of $0.5158 per share, or $2.06 per share on an annualized basis, which was paid on July 15, 2026, to shareholders of record on July 1, 2026.
On August 4, 2026, our Board of Directors approved a quarterly dividend of $0.5158 per share, or $2.06 per share on an annualized basis, which will be paid on October 15, 2026, to shareholders of record on October 1, 2026.
Share Repurchases
During fiscal 2026 and 2025, we deployed $1.4 billion and $750 million, respectively, for repurchases of our common shares in the aggregate under accelerated share repurchase ("ASR") programs. We funded the ASR programs with available cash. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information.
During fiscal 2026, we paid $8 million for excise taxes related to the completion of prior ASR programs.
As of June 30, 2026, we had $1.4 billion remaining under our existing share repurchase authorization. On August 4, 2026, our Board of Directors approved a new $5.0 billion share repurchase program.
Solaris Health Acquisition
On November 3, 2025, we, through The Specialty Alliance, completed the acquisition of Solaris Health, a urology MSO, for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments. See Note 2 of the "Notes to Consolidated Financial Statements" for additional information on this acquisition.

14	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Other

Contractual Obligations and Cash Requirements

At June 30, 2026, our contractual obligations and future cash requirements, including estimated payments due by fiscal year, were as follows:

(in millions)	2027	2028 to 2029	2030 to 2031	There-after	Total
Long-term debt and short-term borrowings (1)	$1,835	$1,345	$1,339	$4,171	$8,690
Interest on long-term debt (2)	429	685	495	2,589	4,198
Finance lease obligations (3)	53	75	42	43	213
Operating lease obligations (4)	233	405	288	354	1,280
Purchase obligations and other payments (5)	745	659	419	183	2,006
Opioid litigation settlement agreements (6)	403	507	777	2,533	4,220
Total contractual obligations and cash requirements (7)	$3,698	$3,676	$3,360	$9,873	$20,607
(1)Represents maturities of our long-term debt obligations and other short-term borrowings excluding finance lease obligations described below. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.
(2)Represents interest that will become due on our long-term debt obligations and interest rate swap agreements, which are subject to change based on economic rates. See Notes 6 and 10 of the "Notes to Consolidated Financial Statements" for additional information on long-term debt obligations and interest rate swap agreements, respectively.
(3)Represents minimum finance lease obligations included within current portion of long-term obligations and other short-term borrowings and long-term obligations, less current portion in our consolidated balance sheets and further described in Note 5 of the “Notes to Consolidated Financial Statements.”
(4)Represents minimum operating lease obligations included within other accrued liabilities and deferred income taxes and other liabilities in our consolidated balance sheets and further described in Note 5 of the “Notes to Consolidated Financial Statements.”
(5)A purchase obligation is defined as an agreement to purchase goods or services that is legally enforceable and specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period. Purchase obligations and other payments also includes quarterly payments to CVS Health in connection with Red Oak Sourcing. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information.
(6)Represents future cash obligations under the NOSA as well as future cash obligations under separate settlement agreements. See Note 7 of the “Notes to Consolidated Financial Statements” for additional information.
(7)Long-term liabilities, such as unrecognized tax benefits, deferred taxes, and other tax liabilities, have been excluded from the above table due to the inherent uncertainty of the underlying tax positions or because of the inability to reasonably estimate the timing of any cash outflows. See Note 8 of the "Notes to Consolidated Financial Statements" for further discussion of income taxes.

Recent Financial Accounting Standards
See Note 1 of the “Notes to Consolidated Financial Statements” for further information.

Cardinal Health | Fiscal 2026 Form 10-K	15

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
A hypothetical 0.1 percent increase or decrease in the reserve as a percentage of trade receivables at June 30, 2026, would result in an increase or decrease in operating earnings of $14 million. We believe the reserve maintained and expenses recorded in fiscal 2026 are appropriate.
At this time, we are not aware of any analytical findings or customer issues that are likely to lead to a significant future increase in the allowance for doubtful accounts as a percentage of revenue. The following table presents information regarding our allowance for doubtful accounts over the past three fiscal years.

(in millions, except percentages)	2026	2025	2024
Allowance for doubtful accounts at beginning of period	$213	$233	$240
Charged to costs and expenses	102	89	108
Reduction to allowance for customer deductions and write-offs	(114)	(109)	(115)
Allowance for doubtful accounts at end of period	$201	$213	$233
Allowance as a percentage of customer receivables	1.5%	1.6%	1.9%
Allowance as a percentage of revenue	0.08%	0.10%	0.10%

Inventories

LIFO Inventory
A portion of our inventories (52 percent at both June 30, 2026 and 2025) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These are primarily merchandise inventories at the core pharmaceutical distribution facilities within our Pharma segment (“distribution facilities”). The LIFO impact on the consolidated statements of earnings depends on pharmaceutical manufacturer price appreciation or deflation and our fiscal year-end inventory levels, which can be meaningfully influenced by customer buying behavior immediately preceding our fiscal year-end. Historically, prices for branded pharmaceuticals have generally tended to rise, resulting in an increase in cost of products sold, whereas prices for generic pharmaceuticals generally tend to decline, resulting in a decrease in cost of products sold.
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
We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within these distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation. At June 30, 2026 and 2025, respectively, inventories valued at LIFO cost were significantly in excess of the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2026 or 2025.
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

16	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
Excess and Obsolete Inventory
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory, and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $107 million and $132 million at June 30, 2026 and 2025, respectively. If actual conditions are less favorable than our assumptions, additional inventory reserves may be required.

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
As of June 30, 2026, our reporting units are: Pharmaceutical and Specialty Solutions (excluding Navista & ION, and The Specialty Alliance), Navista & ION, The Specialty Alliance, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
Goodwill impairment testing involves judgment, including the identification of reporting units, qualitative evaluation of events and circumstances to determine if it is more likely than not that an impairment exists, and, if necessary, the estimation of the fair value of the applicable reporting unit.
Estimating the fair value of reporting units requires the use of assumptions and significant judgments that are based on a number of factors including actual operating results. The use of alternate estimates and assumptions, changes in the industry or peer groups, or changes in weightings assigned to the discounted cash flow method, guideline public company method, or guideline transaction method could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment. If a reporting unit fails to achieve expected earnings or operating cash flow, or otherwise fails to meet current financial plans, or if there were changes to any other key assumptions used in the tests, the reporting unit could incur a goodwill impairment in a future period.
We performed annual impairment testing in fiscal 2026, 2025, and 2024 for our reporting units, as applicable, which included Navista & ION starting in fiscal 2025 and The Specialty Alliance in fiscal 2026. We concluded that there were no impairments of goodwill for our reporting units, excluding Navista & ION and GMPD, as the estimated fair value of each reporting unit exceeded its carrying amount.
As described further in Note 2 of the "Notes to Consolidated Financial Statements", the purchase price and assumed fair value of acquisitions is allocated to specific assets, resulting in the carrying amount approximating the fair value as of the acquisition date. Accordingly, we expect minimal excess of estimated fair value over carrying value for recent acquisitions. We will continue to evaluate acquisitions and the related reporting units for indicators of impairment.
During fiscal 2024, we recognized pre-tax goodwill impairment charges related to GMPD of $675 million, which was included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings. GMPD had no goodwill balance remaining as of March 31, 2024.
Navista & ION Goodwill
Due to certain reductions in our long-term financial plan assumptions during the three months ended March 31, 2026, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for Navista & ION. Our determination of the estimated fair value of Navista & ION is based on a combination of the income-based approach (using a discount rate of 10.5 percent and a terminal growth rate of 3 percent), and a market-based approach. Additionally, we assigned a weighting of 80 percent to the discounted cash flow method and 20 percent to the guideline public company method. The carrying amount exceeded the estimated fair value, which resulted in a pre-tax impairment charge of $184 million for Navista & ION, which was recognized during the three months ended March 31, 2026 and is included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings.
The impairment charge was primarily due to changes in the risk profile of the business plans, resulting in an increase in the discount rate. These changes reflect business model updates and base operational performance. The carrying amount of Navista & ION at March 31, 2026 after recognizing the impairment charge was $1.1 billion, of which $909 million was goodwill. See Note 4 of the "Notes to Consolidated Financial Statements" for further discussion.
While we consider the assumptions used in our determination of the estimated fair value of Navista & ION to be reasonable and appropriate, they are complex and subjective, and additional

Cardinal Health | Fiscal 2026 Form 10-K	17

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
adverse changes in one key assumption or a combination of key assumptions may significantly affect future estimates. These assumptions include, among other things, a failure to meet expected earnings or other financial plans, including the execution of new opportunities as a result of the business model change, a decrease in future cash flows, an increase in the discount rate, or a decrease in the terminal growth rate; increases in tax rates; or a significant change in industry or economic trends.
Adverse changes in key assumptions may result in a decline in fair value below the carrying amount in the future and therefore, an impairment for Navista & ION goodwill in future periods, which could adversely affect our results of operations. For example, if we were to increase the discount rate by a hypothetical 0.5 percent to 11.0 percent or decrease the terminal growth rate by a hypothetical 1.0 percent to 2.0 percent, the fair value for Navista & ION would have further decreased by approximately $70 million.
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
In connection with the opioid litigation as described further in Note 7 of the “Notes to Consolidated Financial Statements," during fiscal 2024, we reached agreements to settle claims brought by classes of third-party payors and acute care hospitals, and the City of Baltimore.
We develop and periodically update reserve estimates for inferior vena cava ("IVC") claims received to date and expected to be received in the future and related costs. In April 2023, we executed a settlement agreement that, if certain conditions are satisfied, will resolve approximately 4,375 IVC filter product liability claims for $275 million. These settlements will not resolve all IVC filter product liability claims and we intend to continue to vigorously defend ourselves in the remaining lawsuits. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, blended average payout influenced by claim severity, historical sales data, implant and injury to report lag patterns, and estimated defense costs. At June 30, 2026, we have a total of $29 million accrued for losses and legal defense costs, included in the qualified settlement fund, related to the IVC filter product liability lawsuits in our consolidated balance sheets.
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

18	Cardinal Health | Fiscal 2026 Form 10-K

MD&A	Critical Accounting Policies and Sensitive Accounting Estimates
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
The following table presents information about our tax position at June 30:

(in millions)	2026	2025
Total deferred income tax assets (1)	$1,332	$1,230
Valuation allowance for deferred income tax assets (2)	(257)	(254)
Net deferred income tax assets	1,075	976
Total deferred income tax liabilities	(3,382)	(3,276)
Net deferred income tax liability	$(2,307)	$(2,300)
(1)    Total deferred income tax assets included $426 million and $386 million of loss and tax credit carryforwards at June 30, 2026 and 2025, respectively.
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
Tax Effects of Goodwill Impairment Charges
During fiscal 2026, we recognized a pre-tax goodwill impairment charge of $184 million related to the Navista & ION reporting unit within the Pharma segment. During fiscal 2024, we recognized cumulative pre-tax goodwill impairment charge of $675 million related to the GMPD segment. The net tax benefits related to these charges were $23 million and $58 million for fiscal 2026 and fiscal 2024, respectively.
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

Cardinal Health | Fiscal 2026 Form 10-K	19

Explanation and Reconciliation of Non-GAAP Financial Measures
Explanation and Reconciliation of Non-GAAP Financial Measures
This report, including the "Fiscal 2026 Overview" section within MD&A, contains financial measures that are not calculated in accordance with GAAP.
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

20	Cardinal Health | Fiscal 2026 Form 10-K

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
•Impairment of equity interest in Outcomes was incurred in connection with the observed reduction in the estimated fair value of the Outcomes business, of which we hold a 16 percent equity interest. We exclude this impairment from non-GAAP results as impairments of unconsolidated equity investments of this magnitude do not occur in the normal course of our ongoing business operations. This impairment is similar in nature to a gain or loss on the divestiture of a majority interest, which we also exclude from non-GAAP results, including the gain recognized on our initial divestiture of the Outcomes business in fiscal 2024. The exclusion of this impairment from non-GAAP financial measures facilitates comparison of our current financial results to our historical financial results.
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
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, and (9) impairment of equity interest in Outcomes.
Non-GAAP net earnings attributable to non-controlling interests: net earnings attributable to non-controlling interests excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, and (9) impairment of equity interest in Outcomes, each net of tax.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, and (9) impairment of equity interest in Outcomes, each net of tax.
Non-GAAP effective tax rate: provision for income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) shareholder cooperation agreement costs, (4) restructuring and employee severance, (5) amortization and other acquisition-related costs, (6) acquisition-related cash and share-based compensation costs, (7) impairments and (gain)/loss on disposal of assets, net, (8) litigation (recoveries)/charges, net, and (9) impairment of equity interest in Outcomes, divided by (earnings before income taxes adjusted for the items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Fiscal 2026 Form 10-K	21

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

(in millions, except per common share amounts)	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net (Earnings)/Loss Attributable to Non-controlling Interests	Net Earnings(1)	Net Earnings(1) Growth Rate	Effective Tax Rate	Diluted EPS(1)	Diluted EPS(1) Growth Rate
	Fiscal Year 2026
GAAP	$2,613	15%	$2,174	$469	$9	$1,714	10%	21.6%	$7.23	12%
State opioid assessment related to prior fiscal years	(17)		(17)	(4)	—	(13)			(0.05)
Restructuring and employee severance	106		106	24	—	82			0.34
Amortization and other acquisition-related costs	469		469	120	—	349			1.47
Acquisition-related cash and share-based compensation costs	287		287	12	—	275			1.16
Impairments and (gain)/loss on disposal of assets, net (2)	177		177	22	(23)	132			0.56
Litigation (recoveries)/charges, net	(10)		(10)	(19)	—	9			0.04
Impairment of equity interest in Outcomes (3)	—		122	3	—	119			0.50
Non-GAAP	$3,624	30%	$3,308	$628	$(13)	$2,667	34%	19.0%	$11.26	37%

	Fiscal Year 2025
GAAP	$2,275	83%	$2,101	$532	$(8)	$1,561	83%	25.3%	$6.45	87%
Restructuring and employee severance	88		88	21	—	67			0.28
Amortization and other acquisition-related costs	464		464	104	—	360			1.49
Acquisition-related cash and share-based compensation costs	126		126	1	—	125			0.51
Impairments and (gain)/loss on disposal of assets, net	18		18	5	—	13			0.05
Litigation (recoveries)/charges, net	(185)		(185)	(54)	—	(131)			(0.54)
Non-GAAP	$2,786	15%	$2,612	$609	$(8)	$1,995	7%	23.3%	$8.24	9%

	Fiscal Year 2024
GAAP	$1,243	65%	$1,201	$348	$(1)	$852	N.M.	28.9%	$3.45	N.M.
Shareholder cooperation agreement costs	1		1	—	—	1			—
Restructuring and employee severance	175		175	41	—	134			0.54
Amortization and other acquisition-related costs	284		284	74	—	210			0.85
Impairments and (gain)/loss on disposal of assets, net (4)	634		634	47	—	587			2.38
Litigation (recoveries)/charges, net	78		78	5	—	73			0.30
Non-GAAP	$2,414	16%	$2,372	$515	$(1)	$1,856	21%	21.7%	$7.53	29%

(1)    Attributable to Cardinal Health, Inc.
(2)    For fiscal 2026, impairments and (gain)/loss on disposals of assets, net includes a pre-tax goodwill impairment charge of $184 million related to the Navista & ION reporting unit within the Pharma segment. The net tax benefit related to the impairment was $23 million and is included in the annual effective tax rate. The portion of the goodwill impairment charge attributable to noncontrolling interests was $23 million.
(3)    For fiscal 2026, we recognized a pre-tax impairment charge of $122 million related to our equity method investment in Outcomes due to an observed reduction in the estimated fair value of the business, which is included in impairment of equity interest in Outcomes in the consolidated statements of earnings. The net tax benefit related to this charge was $3 million and is included in the annual effective tax rate.
(4)    For fiscal 2024, impairments and (gain)/loss on disposals of assets, net included pre-tax goodwill impairment charges of $675 million related to the GMPD segment. The net tax benefit related to these charges was $58 million and was included in the annual effective tax rate.

The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

22	Cardinal Health | Fiscal 2026 Form 10-K

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
Translational Exposure
We have exposure related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Applying a VAR methodology to our translational exposure, the potential maximum loss in earnings for the upcoming fiscal year is estimated to be $2 million, which is based on a one-year horizon and a 95 percent confidence level.

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
As part of our risk management program related to our debt, we perform an annual sensitivity analysis on our forecasted exposure to interest rates for the upcoming fiscal year. At June 30, 2026, a hypothetical increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $14 million, respectively.
We are also exposed to market risk from changes in interest rates related to our cash and cash equivalents, which includes marketable securities that are carried at fair value in the consolidated balance sheets. The fair value of our cash and cash equivalents is subject to change primarily as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. At June 30, 2026, a hypothetical increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest income of $19 million, respectively.

Cardinal Health | Fiscal 2026 Form 10-K	23

Disclosures about Market Risk

Commodity Price Sensitivity

We are directly exposed to market price changes for certain commodities, including oil-based resins, nitrile, cotton, diesel fuel, and latex. We typically purchase raw materials at either market prices or prices tied to a commodity index and some finished goods at prices based in part on a commodity price index. During fiscal 2026, the prices of certain commodities continued to experience fluctuation due in part to the conflict in Iran.
As part of our risk management program, we perform sensitivity analysis on our forecasted direct commodity exposure for the upcoming fiscal year. Our forecasted direct commodity exposure at June 30, 2026 decreased approximately $34 million from June 30, 2025. There were no outstanding commodity contracts in our hedging program at June 30, 2026.
Our forecasted direct commodity exposures for the upcoming fiscal year is $457 million. The potential gain/loss for fiscal 2026, given a hypothetical 10 percent fluctuation in commodity prices, assuming pricing collectively shifts in the same direction and there is no change in customer pricing is $46 million at June 30, 2026.

24	Cardinal Health | Fiscal 2026 Form 10-K

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
▪provides support and management services to physician practices through our MSO platforms; and
▪provides data analytics and insight services to biopharmaceutical manufacturers and healthcare providers.
See Note 13 of the “Notes to Consolidated Financial Statements” for Pharma segment revenue, profit, and assets for fiscal 2026, 2025, and 2024.
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
Specialty pharmaceutical products include oncology, rheumatology, gastroenterology, urology, nephrology, and other pharmaceutical products. Through our Specialty businesses, we also distribute human-derived plasma products to hospitals, dialysis clinics, physician offices, and other healthcare providers. Our use of the term “specialty pharmaceutical products” may not be comparable to the terminology used by other industry participants. We also provide consulting, patient support, logistics, group purchasing, and other services to pharmaceutical manufacturers, healthcare providers, and physician practices.

Cardinal Health | Fiscal 2026 Form 10-K	25

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
Other Operating Segments

Our Nuclear and Precision Health Solutions operating segment operates nuclear pharmacies and manufacturing facilities, which manufacture, prepare, and deliver radiopharmaceuticals for use in nuclear imaging, theranostics, and other procedures in hospitals and physician offices. This segment also contract manufactures a radiopharmaceutical treatment (Xofigo®) and holds the rights to manufacture and distribute Lymphoseek®, a radiopharmaceutical diagnostic imaging agent.
Our at-Home Solutions operating segment includes two main businesses: a direct-to-patient provider business that includes
Edgepark and ADS, which directly supplies medical supplies to patients with chronic conditions in the home; and Cardinal Health at-Home, a business-to-business wholesale distributor service that delivers medical supplies and over-the-counter products directly to patients on behalf of home medical equipment providers, home health and hospice agencies, and e-commerce customers.
Our OptiFreight® Logistics operating segment supports the shipping and logistics needs of healthcare providers by optimizing direct shipments through integrated technology solutions. This segment serves hospitals, pharmacies, labs, and surgery centers.

26	Cardinal Health | Fiscal 2026 Form 10-K

Business

Acquisitions and Divestitures

Acquisitions
We have recently made a number of acquisitions in key strategic areas, including our specialty offerings and managed service organizations. We expect to continue to explore acquisitions and strategic investments in the future.
In November 2025, we, through The Specialty Alliance, completed the acquisition of Solaris Health, a urology MSO, for a purchase price of approximately $1.9 billion in cash, subject to certain adjustments.
In May 2025, we, through The Specialty Alliance, completed the acquisition of Urology America, a urology management services organization, for a purchase price of $381 million in cash and equity in The Specialty Alliance.
In April 2025, we completed the acquisition of ADS, a diabetes medical supplies provider to patients in the home, for a purchase price of approximately $1.0 billion in cash.
In January 2025, we completed the acquisition of 73 percent ownership interest in GIA, a gastroenterology management services organization now part of The Specialty Alliance, for a purchase price of approximately $2.8 billion in cash.
In December 2024, we completed the acquisition of ION, a physician-led independent community oncology network, for a purchase price of $1.1 billion in cash.

Date	Company	Location	Lines of Business	Acquisition Price (in billions)
11/03/25	Solaris Health	IL, NY, MI, FL	Urology MSO	$1.9
05/30/25	Urology America MSO, LLC	TX, CO, LA, TN	Urology MSO	$0.4
04/01/25	Advanced Diabetes Supply Group	CA	Diabetic medical supplies providers	$1.0
01/30/25	GI Alliance	TX	Gastroenterology MSO	$2.8
12/02/24	Integrated Oncology Network	TN	Medical oncology, radiation oncology, urology diagnostic testing, and other ancillary services	$1.1

Divestitures
We also complete divestitures from time to time, and we may explore additional divestitures in the future.

Cardinal Health | Fiscal 2026 Form 10-K	27

Business

Customers

Our largest customer, CVS Health, accounted for 28 percent of our fiscal 2026 revenue. In the aggregate, our five largest customers, including CVS Health, accounted for 43 percent of our fiscal 2026 revenue.
We have agreements with group purchasing organizations (“GPOs”) that act as agents to negotiate vendor contracts on behalf of their members. Our two largest GPO relationships in terms of revenue are with Vizient, Inc. and Premier, Inc. Sales to members of these two GPOs, under numerous contracts across our businesses, collectively accounted for 29 percent of our revenue in fiscal 2026.
The loss of any significant customer or GPO agreement could adversely affect our business. For more information, please see Item 1A "Risk Factors" for the risk factor entitled "Our sales and credit concentration is significant."
Suppliers

We rely on many different suppliers. During fiscal 2026, revenue resulting from sales of products obtained from our five largest suppliers accounted for an aggregate of 39 percent of our revenue and our largest supplier’s products accounted for approximately 13 percent of revenue.
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
Human Capital Management

Employees
As of June 30, 2026, we had approximately 63,900 employees globally, of which approximately:
•18,100 are based outside the United States;
•92% are full time employees;
•37,000 worked in our distribution centers, manufacturing facilities, pharmacies, or were non-provider employees of our MSO platforms;
•24,200 worked in other functions, including finance, information technology, human resources, and sales;
•2,700 are healthcare providers, including physicians, nurse anesthetists, and Advance Level Providers; and
•7% are covered by collective bargaining agreements or similar representation. The majority of these employees are based outside the United States.
Additionally, we have engaged a global professional services firm to perform certain business processes within our finance function and we support, but do not employ, additional healthcare providers through our MSO platforms.
Board Oversight
Our Board of Directors assesses and monitors our corporate culture and how it promotes our business strategies, including through our Human Resources and Compensation Committee (the "HRCC"). The HRCC is tasked with, among other things, overseeing and advising the Board about our human capital

28	Cardinal Health | Fiscal 2026 Form 10-K

Business

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
Talent Management and Learning
Cardinal Health’s talent management strategy has a multi-pronged approach to build capabilities, skills, and competencies of leaders and employees throughout the enterprise, ensuring employees' capabilities connect to business needs and outcomes. This approach includes broad based employee skill development and learning and manager development.
We monitor our turnover data on a monthly and rolling 12-month basis and benchmark against Bureau of Labor Statistics and competitor data. Although turnover levels vary by site and region, we primarily look at the connection between key operational metrics and employee turnover.
Compensation and Benefits
Our employees are essential to our success and we strive to offer comprehensive and competitive wages and benefits. The compensation we offer includes annual bonuses and stock awards for eligible employees and we offer benefits, including 401(k) plans, health care and insurance benefits, paid time off, flexible work schedules, family leave, dependent care resources, employee assistance programs, and many others.
Employee Feedback
Cardinal Health solicits feedback from employees through various mechanisms, including our full employee engagement survey, which provides insight into the employee experience. The results of this survey are reviewed with the Board of Directors, HRCC and at all levels throughout the organization.
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
More Information
For more information on our approach to human capital management, please refer to our annual Sustainable Business Report, which is available on our website, and our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2026 Annual Meeting of Shareholders (our “2026 Proxy Statement”).

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

Cardinal Health | Fiscal 2026 Form 10-K	29

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
•the U.S. Nuclear Regulatory Commission (the “NRC”);
•the U.S. Environmental Protection Agency and state environmental authorities;
•the U.S. Federal Trade Commission (the "FTC");
•U.S. Customs and Border Protection (the "CBP"); and
•agencies comparable to those listed above in markets outside the United States.
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
The NOSA, as described in Note 7 of the "Notes to Consolidated Financial Statements" includes injunctive relief terms related to settling distributors' controlled substance anti-diversion programs, including with respect to: (1) governance; (2) independence and training of the personnel operating our controlled substances monitoring program; (3) due diligence for new and existing customers; (4) ordering limits for certain products; and (5) suspicious order monitoring. A monitor will oversee compliance with these provisions for five years from entry into the NOSA, until January 2028. In addition, the settling distributors have engaged a third-party vendor to act as a clearinghouse for data aggregation and reporting and will fund the clearinghouse, until 2033. See Note 7 of the "Notes to Consolidated Financial Statements" for more information about the NOSA and other opioid-related matters.
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

30	Cardinal Health | Fiscal 2026 Form 10-K

Business

Economic and Clinical Health Act as well as state laws, in the United States.
We also collect, handle, and maintain other personal and financial information. Within the U.S., these activities are regulated by certain federal and state laws. Certain states have enacted privacy laws that grant specified rights to consumers over the use of their personal information, including increased transparency. Other states are considering adopting similar or different comprehensive privacy laws and comprehensive privacy legislation has been proposed at the U.S. federal level. Internationally, we are also subject to privacy and data protection laws that require significant compliance efforts, including the EU's General Data Protection Regulation (GDPR), Canada's Personal Information Protection and Electronic Documents Act, Japan's Act on the Protection of Personal Information, and China's Personal Information Protection Law, among many others.
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
Product Tracing and Supply Chain Integrity
Title II of the DQSA, known as the Drug Supply Chain Security Act ("DSCSA") or "Track and Trace" established national standards requiring prescription drug products to be labeled and tracked at the bottle level to detect, prevent, and rapidly respond to the introduction of drugs that may be counterfeit, diverted, stolen, adulterated, subject of a fraudulent transaction, or otherwise unfit for distribution. The DSCSA requires standardized, unit-level traceability of pharmaceutical products and requires all trading partners to cooperate in a secure, electronic, interoperable prescription drug traceability system. It also established requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements applicable in states that had not previously licensed third-party logistics providers. In addition, the FDA has also issued regulations requiring most medical device labeling to include a unique device identifier that can be used to identify and track medical devices throughout their lifecycles, improving traceability and facilitating improved post-market surveillance through the Medical Device Reporting Program.
Government Healthcare Programs
We are subject to extensive U.S. federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, the federal self-referral law commonly known as the Stark Law and the federal False Claims Act. These laws generally prohibit persons from soliciting, offering, receiving, or paying any compensation in order to induce someone to order, recommend, or purchase products or services that are in any way paid for by Medicare, Medicaid, or other federally-funded healthcare programs. They also prohibit submitting any fraudulent claim for payment by the federal government. There are similar state healthcare fraud and abuse laws that apply to Medicaid and other state-funded healthcare programs. Violations of these laws may result in criminal or civil penalties, as well as breach of contract claims and qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments).
Additionally, many governmental bodies at the Federal and State level, including the U.S. Congress and Executive Branch have adopted, published or proposed updates intended to increase transparency in prescription pharmaceutical pricing, which may impact us in a number of ways. For example, there are a number of U.S. government policy initiatives that have been adopted or are being considered that have or may directly impact manufacturer prices for pharmaceutical products. The Inflation Reduction Act has and will continue to adversely impact our revenue by capping prices for certain drugs. The Executive Order titled "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients," may impact the sales or profitability of branded pharmaceutical products. And any reduction in Medicare and Medicaid programs as a result of The One Big Beautiful Bill Act, could result in a change in utilization of the healthcare system that may adversely affect demand for our products and services and could have an effect on our results of operations and financial condition. We have not experienced a negative impact to our profit as a result of these initiatives; however, we expect changes in manufacturer prices to continue to adversely impact our revenue and may, in the future, result in adverse impacts to our profitability.
Some of our businesses and entities, including those that are managed by our MSO businesses are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. These businesses are subject to accreditation and quality standards and other rules and regulations, including applicable reporting, billing, payment, and record-keeping requirements. Other businesses within each segment manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards, and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid, and other federal and state healthcare programs. In fiscal 2022, our Specialty Pharmaceutical Distribution business entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services in connection with an investigation into discounts and rebates offered or provided to certain Specialty customers.
Our U.S. federal and state government contracts are subject to specific procurement requirements. Failure to comply with applicable rules or regulations or with contractual or other requirements may result in monetary damages and criminal or civil

Cardinal Health | Fiscal 2026 Form 10-K	31

Business

penalties as well as termination of our government contracts or our suspension or debarment from government contract work.
Environmental, Health, and Safety Laws
In the United States and other countries, we are subject to various federal, state, and local environmental laws, including laws regulating the production or use of hazardous substances, as well as laws relating to safe working conditions and laboratory practices. Additionally, industry participants, including us, rely on ethylene oxide ("EtO") and other compounds to sterilize certain medical products that we manufacture or distribute. Regulatory actions have been taken or are being considered by certain environmental regulatory authorities to reduce EtO emissions during the sterilization and distribution process, including actions intended to regulate facilities that sterilize medical products.
Antitrust Laws
The U.S. federal government, most U.S. states, and many foreign countries have laws that prohibit certain types of conduct deemed to be anti-competitive. Violations of these laws can result in various sanctions, including criminal and civil penalties. Private plaintiffs also could bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages.
Laws Relating to Foreign Trade and Operations
U.S. and foreign laws require us to abide by standards relating to the import and export of finished goods, raw materials and supplies, forced labor, and the handling of information. We also must comply with various export control and trade embargo laws, which may require licenses or other authorizations for transactions within some countries or with some counterparties.
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

Rule 10b5-1 Plan Adoptions and Modifications
During the quarter ended June 30, 2026, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule10b5-1 trading arrangement" as each term is defined in Section 408(a) of Regulation S-K under the Exchange Act.

32	Cardinal Health | Fiscal 2026 Form 10-K

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
As described in the "Business" section, products that we manufacture, source, distribute, or market must comply with U.S. federal, state, and foreign and regulatory requirements. Noncompliance or concerns over noncompliance, including noncompliance by suppliers, has in the past, and may in the future result in suspension of our licenses or ability to distribute, import, manufacture, or source products, recalls, safety alerts or seizures, or criminal or civil sanctions, which, in turn, could result in product liability claims and legal action, including government investigations and enforcement actions and class action lawsuits. If we fail to comply with regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.
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
We are required to comply with laws relating to healthcare fraud and abuse. The requirements of these laws are complex and subject to varying interpretations. From time to time, regulatory authorities, including the DOJ, FDA, DEA, and FTC, investigate our policies or practices, and may challenge them. For example, in November 2023, we received a Civil Investigative Demand ("CID") from the Department of Justice focused on potential violations of the Anti-Kickback Statute and False Claims Act in connection with a 2022 transaction in which we purchased a group purchasing organization and a minority ownership interest in a rheumatology managed services organization. We are cooperating with this investigation. We are also periodically subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid, and other federal and state healthcare programs or other remedial measures.
Some of our businesses are Medicare-certified suppliers or participate in other federal and state healthcare programs, such as state Medicaid programs and the federal 340B drug pricing program. We are also subject to extensive U.S. federal healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, the federal self-referral law commonly known as the Stark Law and the federal False Claims Act. In addition, some businesses manufacture pharmaceutical or medical products or repackage pharmaceuticals that are purchased or reimbursed through, or are otherwise governed by, federal or state healthcare programs. Failure to comply with applicable eligibility requirements, standards, and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid, and other federal and state healthcare programs.
We, and third parties acting on our behalf, collect, handle, and maintain patient-identifiable health information and other sensitive personal and financial information which are subject to federal, state, and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and they are extensive and complex. Compliance with these laws is difficult and costly. New laws in this area could further restrict our ability to collect, handle, and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. From time to time, we have become aware of certain alleged violations of federal, state, or foreign laws concerning privacy and data protection. When we become aware of such allegations, we investigate and, if warranted, notify affected people, entities, and regulatory bodies. As a result of these violations, we are, and may in the future be, subject to civil or criminal penalties, breach of contract claims, lawsuits, costs for remediation, and harm to our reputation.
Industry participants, including us, rely on ethylene oxide (“EtO”) and per- and polyfluoroalkyl (“PFA”) compounds to sterilize certain medical products, including products that we manufacture or distribute. Regulatory enforcement actions have been taken or are being considered by certain environmental regulatory authorities to reduce emissions of these compounds during the sterilization and distribution process. If such measures become more widespread, we could experience increased costs to comply with reduced emissions standards and it is possible that we and other industry participants may be unable to effectively sterilize medical products, possibly resulting in supply shortages or an industry-wide reduction in surgical or medical procedures, which would negatively impact demand for our products. Such increased costs or industry-wide reductions in surgical and medical procedures would have a negative impact on our profit. Additionally, we have been named as a defendant in several lawsuits alleging personal injury as a result of EtO emissions. Additionally, we have incurred, and may incur additional costs associated with modifying certain manufacturing, distribution, or replenishment facilities in accordance with state environmental regulators' actions or requirements. It is possible that these or future regulatory actions or lawsuits could adversely impact our ability to procure products

Cardinal Health | Fiscal 2026 Form 10-K	33

Risk Factors

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
Our global operations are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions, and U.S. and foreign export control, trade embargo, and customs laws. If we fail to comply, or are alleged to fail to comply, with any of these laws, we could be subject to investigations or suffer civil or criminal sanctions.
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
During fiscal 2026, we received two Notices of Proposed Adjustment ("NOPA") from the IRS in connection with their audit of our fiscal years 2015-2020. Under one of these NOPAs, the IRS is challenging the tax deductibility of self-insurance pre-tax losses and related carryback claims taken under the Coronavirus Aid, Relief and Economic Security Act, which could result in approximately $400 million in additional tax expense (plus interest) and approximately $1.4 billion in additional tax liability (plus interest). Under the other, the IRS asserts that a restructuring transaction in connection with our July 2017 acquisition of the Patient Recovery business should be recharacterized in a manner that could create additional federal income tax liability of approximately $160 million, plus interest.
We routinely assess the likelihood of adverse outcomes to ensure adequate tax reserves, and we believe our reserves are sufficient for all tax matters. However, the ultimate outcome of these matters is uncertain. If the IRS prevails in one or both of these matters, the assessed tax would impact our financial results, effective tax rate, and cash flow. Adjustments to our accruals based on our review could result in changes in our tax provisions/(benefit). The actual amount of tax benefit related to uncertain tax positions may differ materially from these estimates. See Note 8 of the "Notes to Consolidated Financial Statements" for more information regarding these matters.
Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may impact our self-insurance loss. We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with certain opioid-related lawsuits, which may have implications for the loss reserves related to opioid litigation recorded by our captive insurance company and could negatively impact our cash flow.
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
There have been increasing efforts in the United States by Congress, the Executive Branch and state and federal agencies, including state boards of pharmacy, departments of health, the FDA, DEA, FTC and others to regulate the pharmaceutical supply chain in an attempt to prevent diversion and the introduction of counterfeit, adulterated and mislabeled pharmaceutical products into the pharmaceutical distribution system and to ensure the integrity of products in the supply chain. Consequently, we are subject to the risk of changes in various laws, which may require changes to our operational, record keeping or security practices. We may be required to incur increased costs in order to comply with any new regulations. In addition, we could be subject to monetary or operational penalties if we are alleged to not comply with new regulatory requirements.
Additionally, many governmental bodies at the Federal and State level, including the U.S. Congress and Executive Branch have adopted, published or proposed updates intended to increase transparency in prescription pharmaceutical pricing, which may impact us in a number of ways. For example, there are a number of U.S. government policy initiatives that have been adopted or are being considered that have or may directly impact manufacturer prices for pharmaceutical products. The Inflation Reduction Act has and will continue to adversely impact our revenue by capping prices for certain drugs. The Executive Order titled "Delivering

34	Cardinal Health | Fiscal 2026 Form 10-K

Risk Factors

Most-Favored Nation Prescription Drug Pricing to American Patients," may impact the sales or profitability of branded pharmaceutical products. And any reduction in Medicare and Medicaid programs as a result of The One Big Beautiful Bill Act, could result in a change in utilization of the healthcare system that may adversely affect demand for our products and services and could have an effect on our results of operations and financial condition. We have not experienced a negative impact to our profit as a result of these initiatives; however, we expect changes in manufacturer prices to continue to adversely impact our revenue and may, in the future, result in adverse impacts to our profitability.
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
As described in the "Business" section, products that we manufacture, source, distribute, or market must comply with rigorous quality requirements. These requirements include, among others, regulations regarding manufacturing practices, labeling, advertising, and post marketing reporting, including adverse event reports and field alerts and actions. Certain of our procedures and certain facilities across our organization and those of our suppliers are subject to ongoing regulation and periodic inspection by the FDA and other authorities. Our products may not remain in compliance with applicable FDA and other regulatory requirements. Actions resulting from non-compliance with FDA and other regulations include fines, warning letters, injunctions, civil penalties, damages, recalls, consent decrees, seizures of products, and civil litigation and/or criminal prosecution. For example, in April 2024, the FDA issued a warning letter to Cardinal Health asserting that plastic syringes sourced from a third party manufacturer in China did not have appropriate 510(k) clearance and restating some of the observations from a December 2023 inspection. We promptly took action on these products and submitted a timely and comprehensive response to the warning letter describing our investigation and corrective actions, and we continue to cooperate with the FDA on this matter.
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
The outcome or resolution of certain legal proceedings could adversely impact our cash flows or results of operations.
Due to the nature of our business, which includes the distribution of controlled substances and other pharmaceutical products and

Cardinal Health | Fiscal 2026 Form 10-K	35

Risk Factors

the sourcing, marketing, and manufacturing of medical products, we regularly become involved in disputes, litigation, and regulatory matters. Litigation is inherently unpredictable, disruptive, and time consuming. The unfavorable outcome of legal proceedings results in losses that are not covered by insurance, or that exceed insurance limits and adversely affects our results of operations and financial condition.
From time to time, we determine that products we distribute, source, manufacture or market do not meet our specifications, regulatory requirements, or published standards. While we investigate and seek to take corrective action when we or a regulatory agency identify a potential quality or regulatory issue, there is no assurance that the issue will be resolved to the satisfaction of the regulator. Such actions have led to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, restrictions on importation, product liability claims and lawsuits, and can lead to action by regulators. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption, or anti-bribery laws. When we become aware of such possible compliance matters, we investigate and take appropriate corrective action.
In addition, from time to time, we receive subpoenas or requests for information from various federal or state agencies relating to our business or to the business of a customer, supplier, or other industry participants. Internal investigations, subpoenas, or requests for information could directly or indirectly lead to the assertion of claims or the commencement of legal proceedings against us or result in corrective actions or sanctions.
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
In February 2025, the United States imposed tariffs under the International Emergency Economic Powers Act (IEEPA) on certain goods, materials, and products imported into the United States from countries where we do business.
In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs were unlawful. In April 2026 and June 2026, the U.S. Government launched its program to administer refund requests under Phase 1 and Phase 2, respectively, and additional phases are expected to be communicated in the future. The majority of our refund requests fall under Phase 1 and Phase 2 and they have been submitted and accepted by the U.S. Government. The remainder of our refund requests will be submitted in later phases.
As of the end of fiscal 2026, we have paid approximately $200 million in IEEPA tariffs, primarily related to products that we source, manufacture, or distribute in our GMPD segment. After receiving refunds of IEEPA tariffs from the CBP, we expect to return to those customers the portion of those refunds that reflect the estimated increased prices related to IEEPA tariffs.

36	Cardinal Health | Fiscal 2026 Form 10-K

Risk Factors

During the fourth quarter of fiscal 2026, we recorded a receivable of approximately $200 million in relation to the expected refund of IEEPA tariffs from the U.S. Government. This resulted in a net benefit to operating earnings of approximately $100 million, during the three months ended June 30, 2026, primarily due to the recording of a corresponding expense related to the payback to customers. The net operating earnings impact was immaterial for fiscal 2026, due to the timing of tariff related expense recognition and the IEEPA tariff refund. The ultimate resolution of this matter could impact our results of operations in future periods, including GMPD segment profit and consolidated operating earnings.
Following the Supreme Court IEEPA ruling, the U.S. government replaced IEEPA tariffs with tariffs imposed under Section 122 of the Trade Act of 1974. We continue to evaluate the impact of these and other tariffs, including tariffs imposed under Sections 301 and 232 of the Trade Act of 1974.
We have taken actions to reduce the impact of IEEPA and other tariffs on our financial results, including through cost optimization initiatives and by increasing prices on impacted products to customers; however, these measures have not fully offset the negative impact. Tariffs imposed or threatened to be imposed on goods, materials, and products from countries where we do business, and any retaliatory actions taken by such countries could result in us incurring substantial additional costs to source materials, directly and indirectly, from affected countries, and require us to raise prices on certain products and seek alternative sources of supply. If our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected. Additionally, if we are not able to find adequate alternate sources of supply, we may experience supply shortages or disruptions. Additionally, in certain circumstances, including in our other operating segments, we may not receive increased reimbursement commensurate with the increase in costs, which may negatively impact our results of operations.
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
Our manufacturing businesses use oil-based resins, pulp, cotton, latex, and other commodities as raw materials in many products. Prices of oil and gas also affect our distribution and transportation costs. Prices of these commodities are volatile and can fluctuate significantly, causing our costs to produce and distribute our products to fluctuate. Elevated supply chain costs, whether due to general inflation or geopolitical issues, have had a negative impact on our GMPD segment profit in fiscal 2024 through 2026. Supply chain constraints also had a negative impact on sales within our GMPD segment.
We did not offset the full impact of these cost increases in fiscal years 2024, 2025, and 2026; however, we implemented certain cost reductions, price increases, and surcharges to mitigate the impact. Due to competitive dynamics and contractual limitations, passing along cost increases is challenging. If we are not able to mitigate future cost increases through increased prices where necessary or if supply chain cost significantly increase or become subject to additional variability, GMPD segment profit could be negatively impacted.

Cardinal Health | Fiscal 2026 Form 10-K	37

Risk Factors

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
These supply interruptions or other disruptions in manufacturing processes could be caused by events beyond our control, including natural disasters, labor disputes, supplier facility shutdowns, defective raw materials, the impact of epidemics or pandemics and actions by U.S. or international governments, including import or export restrictions or tariffs. Any material interruption in our supply chain or inability to obtain key products from third parties in a timely and cost-effective manner, including as a result of trade or other restrictions, could adversely affect our business operations and results of operations, financial condition and cash flows.
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
We could continue to be impacted by the effects of competitive pressures and industry consolidation, and changes in our relationships with significant customers could adversely affect us.
As described in greater detail in the "Business" section, we operate in markets that are highly competitive and dynamic. In recent years, U.S. healthcare industry participants, including distributors, manufacturers, suppliers, management services organizations, healthcare providers, insurers, and pharmacy chains, among others, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power and could result in the possible loss of a customer in the situation where the combined enterprise selects one distributor from two incumbents or a reduction in our ability to market our products and services to new customers. Competitive pressures in each of our businesses may also be increased by new business models, new entrants, new regulations, or changes in enforcement priorities, changes in consumer demand, or general competitive dynamics. Our businesses face continued pricing pressure from these and other factors, which adversely affects our margins. Industry consolidation also impacts other objectives, including our ability to expand or complement our existing businesses through acquisitions. If we are unable to offset margin reductions caused by these pressures through steps such as sourcing or cost control measures, additional service offerings and sales of higher margin products, our results of operations could continue to be adversely affected.
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

38	Cardinal Health | Fiscal 2026 Form 10-K

Risk Factors

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
Cybersecurity incidents and attacks resulting in unauthorized access to our systems and those of third parties we use in our business could have a material impact on our business operations as a result of loss or misuse of our information, including personal data and sensitive data, and disruption to normal business operations. Our business relies on the secure transmission, storage, and hosting of patient-identifiable health information, financial information, and other sensitive protected information relating to our customers, company, workforce, and individuals with whom we and our customers conduct business. We have programs in place to detect, contain, and respond to information security incidents. However, companies in the healthcare industry are increasingly targeted for cyberattacks. The risk and efficacy of cyberattacks increases from time to time due to a variety of internal and external factors, including the use by threat actors of sophisticated and rapidly evolving techniques, such as adversarial artificial intelligence and social engineering attempts. The techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, hardware, software, or applications developed internally or procured from third parties may contain defects in design or manufacture or other problems beyond our control that could unexpectedly compromise information security.
Unauthorized parties have gained access in the past, and will continue to attempt to gain access, to our or a service provider's systems or facilities through fraud, social engineering, or other forms of deception. Additionally, our MSO businesses are subject to cybersecurity-related risks which are, while similar in many respects, incremental to the cybersecurity risks experienced by our legacy businesses. If we are not able to adapt our systems and processes to mitigate these risks, we could experience additional financial losses, including as a result of class action lawsuits.
We and our service providers have been the target of cyber attacks. Although we do not believe these incidents had a material impact on us, either individually or in the aggregate, similar incidents or events in the future may negatively impact our business, reputation, or financial results.
Any compromise of our or a service provider's information systems, including unauthorized access to or use or disclosure of sensitive information, could result in the loss or misuse of our information, including personal data and sensitive data and adversely impact our operations, results of operations, or our ability to satisfy legal or regulatory requirements, including the EU general data protection regulation (GDPR) and those related to patient-identifiable health information and other sensitive personal and financial information at the state and U.S. federal level as further described in the Risk Factor titled “Our business is subject to other rigorous regulatory and licensing requirements,” above. A cybersecurity incident could result in a violation of these and other applicable laws and result in a loss of customers and revenues, remediation and other costs, increased insurance premiums, litigation, monetary fines and penalties, and damage to our competitiveness and reputation, any of which could adversely affect our financial condition and business.
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
In fiscal 2026, CVS Health was our largest customer. CVS Health accounted for 28 percent of our fiscal 2026 revenue and 22 percent of our gross trade receivable balance at June 30, 2026. If CVS or another significant customer reduces their purchases from us, defaults in payment to us, does not renew or terminates their agreements, whether due to an alleged default by us or otherwise, our results of operations and financial condition could be adversely affected.
Our ability to complete, integrate, and manage acquisitions could impact our strategic objectives and financial condition.
From time to time, we acquire or look to acquire other businesses that expand or complement our existing businesses or enable entry into new lines of business. For example, in fiscal 2025, we completed several acquisitions in disparate businesses: the acquisition of Integrated Oncology Network and GI Alliance, which are part of our Specialty business, and the acquisition of Advanced Diabetes Supply Group, which is part of our Cardinal Health At-Home businesses. In fiscal 2026, the Specialty Alliance completed several acquisitions, including the acquisition of Solaris Health.
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

Cardinal Health | Fiscal 2026 Form 10-K	39

Risk Factors

unforeseen internal control, regulatory, or compliance issues. Additionally, future developments may impair the value of our purchased goodwill or intangible assets or may otherwise negatively affect our ability to achieve the financial, strategic, or other benefits we expect from the acquisitions.
Our results of operations and financial condition may be adversely affected by risks associated with our MSO business and our ability to execute our strategy.
Since fiscal 2025, we have completed a number of acquisitions to establish and grow our MSO businesses. Through our MSO businesses, we provide physician practice support and management services that complement our legacy businesses. Our MSO businesses involve numerous risks and uncertainties that are different from the risks and uncertainties facing our legacy businesses, including risks arising under or related to fraud, waste, and abuse laws, including the federal Anti-Kickback Statute, the federal self-referral law commonly known as the Stark Law and the federal False Claims Act. direct or indirect ownership of provider practices, litigation involving physicians, and risks from regulatory or legislative changes that may limit direct or indirect ownership of provider practices or our ability to provide physician practice support and management services.
Additionally, we are subject to risks associated with the acquisition of these businesses, including the risk that we may fail to achieve our integration plans, experience difficulties or delays establishing, integrating, or combining operations and systems. In fiscal 2026, due to certain reductions in our long-term financial plan assumptions, we recorded a pre-tax goodwill impairment charge of $184 million to our Navista & ION reporting unit.
Our ability to achieve our strategic goals, including through direct or indirect ownership of provider practices depends upon a number of factors. For example, proposed legislation in the Federal legislature and certain states, and adopted legislation in the state of Oregon, would limit, restrict, or prohibit corporate entities from owning or managing physician practices, directly, or indirectly, through a managed services organization. If these regulations are ultimately adopted in other states in which we operate or plan to operate, our ability to continue to own these businesses in certain jurisdictions would be impacted. Additionally, we could experience negative operational or financial impacts associated with the ability to develop or acquire and integrate appropriate practice management and support expertise; the ability to support recruitment, integration, and retention of key personnel, including executive leadership and sufficient numbers of local providers and staff, ensuring the alignment of interests between Cardinal Health and physicians; the ability to successfully support negotiations with vendors, suppliers, and payors; the reimbursement and regulatory environment; and competition from other healthcare organizations with greater depth of experience or market knowledge.
MSO businesses are subject to cybersecurity risks that are, while similar in many respects, incremental to the cybersecurity risks experienced by our legacy businesses. If we are not able to adapt our systems and processes to mitigate these risks, we could experience additional financial losses, including as a result of class action lawsuits.
Failure to effectively or efficiently complete or manage critical business processes could have unforeseen consequences.
From time to time, our businesses perform business process improvements or infrastructure modernization or use service providers for key systems and processes, such as receiving and processing customer orders, customer service, and accounts payable. For example, we are currently in the process of implementing a number of new Enterprise Resource Planning technologies across our organization. These initiatives, transitions, and improvements require an ongoing commitment of resources. If any of these initiatives, including those related to the ongoing implementation of new Enterprise Resource Planning technologies and supply chain optimization initiatives, and initiatives related to artificial intelligence and machine learning, are not successfully or efficiently implemented or maintained, or if our relationship with critical third-party service providers deteriorates, we could experience negative impacts on our business, financial results, and our internal control over financial reporting.
Our business is affected by events outside of our control including public health crises, extreme weather-related events and natural disasters, geopolitical, economic, and other catastrophic events.
We have experienced and expect to continue to experience weather-related impacts to the business, primarily driven by risks to certain physical components of our operations. For example, our properties have experienced physical damage resulting from adverse or extreme weather resulting in costs for repairs and may cause disruptions or changes in operations. Additionally, storms have negatively impacted our transportation network, resulting in delivery delays or disruptions.
Other events outside of our control also have, and will continue to, directly and indirectly adversely impact our operations and financial results. These events include those related to public health crises, including epidemics or pandemics; geopolitical events or tensions, including civil unrest, trade sanctions, tariffs and other trade restrictions, armed conflicts, or terrorism; negative or declining global economic conditions, or unstable international governments and legal systems. Among other potential affects, these events may have a disruptive and unpredictable impact on our operations and those of our suppliers and vendors, or customers, hinder manufacturing and transportation, result in significant excess costs, lead to shifts in customer demand, or have a negative impact on capital markets. For example, the recent conflict in Iran has resulted in increased fuel prices which may lead to increased costs for products that we source, manufacture, or distribute, and may also cause supply chain or manufacturing disruptions, impacting our ability to meet demand. Such events are inherently unpredictable, and our responses may involve the implementation of measures which may not be as successful as intended in mitigating adverse impacts.

40	Cardinal Health | Fiscal 2026 Form 10-K

Risk Factors

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
See "Critical Accounting Policies and Sensitive Accounting Estimates" in MD&A above for more information regarding goodwill impairment testing.

Cardinal Health | Fiscal 2026 Form 10-K	41

Cybersecurity
Cybersecurity
Risk Management and Strategy
As a large healthcare distribution and services company, we are exposed to various cybersecurity threats and cybersecurity risk management is integral to our overall enterprise risk management strategy. We identify, assess, and manage risks related to cybersecurity through documented policies, standards, and procedures. Our approach to detection, mitigation, remediation, and prevention of cybersecurity risks utilizes a range of measures including, among other elements: benchmarking to generally accepted industry standards and frameworks, such as the National Institute of Standards and Technology cybersecurity framework; use of periodic tabletop exercises to promote awareness and improve internal processes; periodic penetration testing; a dedicated staff of cybersecurity professionals; and implementation of security measures and policies intended to identify as well as assist in containing and remediating cybersecurity risks. We maintain cybersecurity incident response, exposure management, disaster recovery, and business continuity plans that govern activities such as prevention, preparation, detection coordination, remediation and recovery, and escalation to senior management and, where appropriate, relevant committees of the Board. These plans are routinely reviewed under the leadership of our Chief Information Security Officer ("CISO"). We also maintain mandatory employee cybersecurity and privacy compliance awareness training, which is supplemented by employee engagement campaigns.
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
The company’s Board oversees our overall risk management process. The Board has delegated to the Risk Oversight Committee of the Board primary responsibility for (i) overseeing cybersecurity and other major technology-related risks and our actions to monitor and mitigate such risks and (ii) monitoring emerging technologies such as artificial intelligence, including how such technologies are, or may be, incorporated into our operations, services and strategies and discussing risks related to these emerging technologies. The Risk Oversight Committee also monitors Cardinal Health’s compliance with applicable legal and regulatory requirements, including with respect to data privacy and security. The Risk Oversight Committee receives at least quarterly updates from the CISO and CIO and the Board receives at least annual cybersecurity updates. Among other items, these updates cover a range of matters relevant to our cybersecurity program, including: the threat environment and related business risks; the state, priorities of, and investments in our cybersecurity program; the availability of cyber insurance; review of certain cybersecurity incidents that have occurred within the company and the industry; and relevant cybersecurity operational metrics.

42	Cardinal Health | Fiscal 2026 Form 10-K

Properties and Legal Proceedings
Properties
In the United States, at June 30, 2026, the Pharma segment operated one national logistics center and a number of primary pharmaceutical and specialty distribution facilities. The GMPD segment operated medical-surgical distribution, assembly, manufacturing, and other operating facilities in the United States. Our Other operating segments operated facilities throughout the United States.
At June 30, 2026, our GMPD segment also operated manufacturing facilities in Canada, Costa Rica, the Dominican Republic, Germany, Japan, Malaysia, Malta, Mexico, Puerto Rico, and Thailand.
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

Cardinal Health | Fiscal 2026 Form 10-K	43

Market for Registrant's Common Equity
Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange under the symbol “CAH.”
At July 31, 2026, there were approximately 5,598 shareholders of record of our common shares.
We anticipate that we will continue to pay quarterly cash dividends in the future. The payment and amount of future dividends remain, however, within the discretion of our Board of Directors and will depend upon our future earnings, financial condition, capital requirements, and other factors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1,2,3)	Average Price Paid per Share (2,3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3,4)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (4) (in millions)
April 2026	264,611	$188.97	264,593	$1,743
May 2026	1,534,260	182.50	1,534,247	1,463
June 2026	161,762	206.37	161,751	1,393
Total	1,960,633	$185.34	1,960,591	$1,393
(1)Reflects 18, 13, and 11, common shares purchased in April, May, and June 2026, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On May 12, 2026, we entered into an ASR program to purchase common shares for an aggregate purchase price of $350 million and received an initial delivery of 1.5 million common shares using a reference price of $182.50. The ASR program concluded on June 26, 2026 at a volume weighted average price per common share of $206.37 resulting in a final delivery of 0.2 million common shares. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information.
(3)On March 12, 2026, we entered into an ASR program to purchase common shares for an aggregate purchase price of $250 million and received an initial delivery of 0.9 million common shares using a reference price of $215.42. The ASR program concluded on April 20, 2026 at a volume weighted average price per common share of $209.55 resulting in a final delivery of 0.3 million common shares. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information.
(4)On June 7, 2023, our Board of Directors approved a $3.5 billion share repurchase program, which will expire on December 31, 2027. As of June 30, 2026, we had $1.4 billion authorized for share repurchases remaining under this program. On August 4, 2026, our Board of Directors approved a new $5.0 billion share repurchase program.

44	Cardinal Health | Fiscal 2026 Form 10-K

Market for Registrant's Common Equity
Five Year Performance Graph
The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite—500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite—500 Healthcare Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 invested at the closing price on June 30, 2021, and is based on the market prices at the end of each fiscal year through and including June 30, 2026, and reinvestment of dividends. The S&P 500 Index and S&P 500 Healthcare Index investments are weighted on the basis of market capitalization at the beginning of each period.

500
400
300
200
100
100.00
89.38
103.37
95.05
176.44
108.92
106.90
186.24
133.15
121.64
323.91
153.34
114.46
463.19
187.57
137.24
2021
2022
2023
2024
2025
2026
S&P 500 Healthcare Index
S&P 500 Index
Cardinal Health, Inc.

	June 30
	2021	2022	2023	2024	2025	2026
Cardinal Health, Inc.	100.00	95.05	176.44	186.24	323.91	463.19
S&P 500 Index	100.00	89.38	106.90	133.15	153.34	187.57
S&P 500 Healthcare Index	100.00	103.37	108.92	121.64	114.46	137.24

Cardinal Health | Fiscal 2026 Form 10-K	45

Reports
Management Reports
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management has concluded that our internal control over financial reporting was effective as of June 30, 2026.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears following this "Management Reports" section and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Modification of Certain Software Systems
The Pharma segment is in the process of modifying certain finance and operating information systems related to ongoing supply chain optimization initiatives. If these systems and processes are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting.

46	Cardinal Health | Fiscal 2026 Form 10-K

Reports
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cardinal Health, Inc.'s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cardinal Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 11, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
August 11, 2026

Cardinal Health | Fiscal 2026 Form 10-K	47

Reports
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cardinal Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Health, Inc. (the Company) as of June 30, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, shareholders' deficit, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 11, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

48	Cardinal Health | Fiscal 2026 Form 10-K

Reports

Valuation of Goodwill
Description of the Matter
The Company performed quantitative assessments of goodwill for the Company’s Navista & ION, The Specialty Alliance, and Cardinal Health at-Home Solutions reporting units during fiscal year 2026, by comparing the fair values of each of these reporting units with their respective carrying amounts. As discussed in Notes 1 and 4 to the consolidated financial statements, goodwill is tested for impairment at least annually, or when indicators of impairment exist. During fiscal 2026, the Company recognized a goodwill impairment charge for $184 million related to Navista & ION within the Pharma segment. There was no impairment recognized related to The Specialty Alliance or Cardinal Health at-Home Solutions.

Auditing management’s goodwill impairment test for Navista & ION, The Specialty Alliance, and Cardinal Health at-Home Solutions was challenging because there is significant judgment required in determining the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant judgmental assumptions including the revenue growth rate; gross margin; distribution, selling, general and administrative expenses and company-specific risk premium, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management’s review of significant judgmental assumptions, including the revenue growth rate; gross margin; distribution, selling, general and administrative expenses and company-specific risk premium, among other assumptions.

To test the estimated fair values of Navista & ION, The Specialty Alliance, and Cardinal Health at-Home Solutions, we performed audit procedures that included, among others, evaluating methodologies used; involving our valuation specialists to assist with our procedures related to the measurement of the fair values; and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We evaluated the assumptions within the model and tested the model’s computational accuracy. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the result. We have also assessed the adequacy of the Company’s disclosures included in Notes 1 and 4 in relation to this matter.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Grandview Heights, Ohio
August 11, 2026

Cardinal Health | Fiscal 2026 Form 10-K	49

Financial Statements
Financial Statements and Supplementary Data

50	Cardinal Health | Fiscal 2026 Form 10-K

Financial Statements
Consolidated Statements of Earnings

(in millions, except per common share amounts)	2026	2025	2024
Revenue	$254,248	$222,578	$226,827
Cost of products sold	244,474	214,410	219,413
Gross margin	9,774	8,168	7,414

Operating expenses:
Distribution, selling, general, and administrative expenses	6,132	5,382	5,000
Restructuring and employee severance	106	88	175
Amortization and other acquisition-related costs	469	464	284
Acquisition-related cash and share-based compensation costs	287	126	—
Impairments and (gain)/loss on disposal of assets, net	177	18	634
Litigation (recoveries)/charges, net	(10)	(185)	78
Operating earnings	2,613	2,275	1,243

Other (income)/expense, net	(31)	(41)	(9)
Interest expense, net	348	215	51
Impairment of equity interest in Outcomes	122	—	—
Earnings before income taxes	2,174	2,101	1,201

Provision for income taxes	469	532	348
Net earnings	1,705	1,569	853

Less: Net (earnings)/loss attributable to noncontrolling interests	9	(8)	(1)
Net earnings attributable to Cardinal Health, Inc.	$1,714	$1,561	$852

Earnings per common share attributable to Cardinal Health, Inc.
Basic	$7.27	$6.48	$3.48
Diluted	7.23	6.45	3.45

Weighted-average number of common shares outstanding:
Basic	236	241	245
Diluted	237	242	247
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2026 Form 10-K	51

Financial Statements
Consolidated Statements of Comprehensive Income

(in millions)	2026	2025	2024
Net earnings	$1,705	$1,569	$853

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	1	(3)	(1)
Net unrealized income/(loss) on derivative instruments, net of tax	(11)	15	(15)
Total other comprehensive income/(loss), net of tax	(10)	12	(16)

Total comprehensive income	1,695	1,581	837

Less: comprehensive (income)/loss attributable to noncontrolling interests	9	(8)	(1)
Total comprehensive income attributable to Cardinal Health, Inc.	$1,704	$1,573	$836
The accompanying notes are an integral part of these consolidated statements.

52	Cardinal Health | Fiscal 2026 Form 10-K

Financial Statements
Consolidated Balance Sheets

	June 30
(in millions)	2026	2025
Assets
Current assets:
Cash and equivalents	$4,856	$3,874
Trade receivables, net	13,815	13,242
Inventories, net	17,297	16,831
Prepaid expenses and other	2,764	2,414
Assets held for sale	21	12
Total current assets	38,753	36,373

Property and equipment, net	3,031	2,858
Goodwill and other intangibles, net	13,631	12,177
Other assets	1,884	1,714
Total assets	$57,299	$53,122

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$38,283	$34,713
Current portion of long-term obligations and other short-term borrowings	1,882	550
Other accrued liabilities	3,739	3,634
Total current liabilities	43,904	38,897

Long-term obligations, less current portion	7,004	7,977
Deferred income taxes and other liabilities	9,115	8,882

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued— 271 million shares at June 30, 2026 and 2025	2,887	2,956
Retained earnings	2,009	783
Common shares in treasury, at cost: 38 million shares and 32 million shares at June 30, 2026 and 2025, respectively	(7,614)	(6,365)
Accumulated other comprehensive loss	(165)	(155)
Total Cardinal Health, Inc. shareholders' deficit	(2,883)	(2,781)
Noncontrolling interests	159	147
Total shareholders’ deficit	(2,724)	(2,634)
Total liabilities and shareholders’ deficit	$57,299	$53,122
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2026 Form 10-K	53

Financial Statements
Consolidated Statements of Shareholders' Deficit

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount	Retained Earnings/(Accumulated Deficit)	Shares	Amount
Balance at June 30, 2023	327	$2,746	$(642)	(76)	$(4,911)	$(151)	$1	$(2,957)
Net earnings			852				1	853
Other comprehensive loss, net of tax						(16)		(16)
Employee stock plans activity, net of shares withheld for employee taxes	—	71		2	93			164
Share repurchase program activity		100		(9)	(859)			(759)
Dividends declared			(496)					(496)
Other			—				(1)	(1)
Balance at June 30, 2024	327	2,917	(286)	(83)	(5,677)	(167)	1	(3,212)
Net earnings			1,561				8	1,569
Other comprehensive income, net of tax						12		12
Acquisitions							151	151
Employee stock plans activity, net of shares withheld for employee taxes	—	38		1	70			108
Share repurchase program activity				(6)	(757)			(757)
Retirement of treasury stock	(56)	—		56	—			—
Dividends declared			(492)					(492)
Payments to noncontrolling interests							(12)	(12)
Other		1			(1)		(1)	(1)
Balance at June 30, 2025	271	2,956	783	(32)	(6,365)	(155)	147	(2,634)
Net earnings			1,714				(9)	1,705
Other comprehensive loss, net of tax						(10)		(10)
Acquisitions							33	33
Employee stock plans activity, net of shares withheld for employee taxes	—	(70)		1	115			45
Share repurchase program activity				(7)	(1,364)			(1,364)
Dividends declared			(488)					(488)
Payments to noncontrolling interests							(11)	(11)
Other		1			—		(1)	—
Balance at June 30, 2026	271	$2,887	$2,009	(38)	$(7,614)	$(165)	$159	$(2,724)
The accompanying notes are an integral part of these consolidated statements.

54	Cardinal Health | Fiscal 2026 Form 10-K

Financial Statements
Consolidated Statements of Cash Flows

(in millions)	2026	2025	2024
Cash flows from operating activities:
Net earnings	$1,705	$1,569	$853
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	956	790	710
Impairments and (gain)/loss on sale of other investments, net	21	3	2
Impairment of equity interest in Outcomes	122	—	—
Impairments and (gain)/loss on disposal of assets, net	177	18	634
Share-based compensation	367	244	121
Provision for/(benefit from) deferred income taxes	91	243	(104)
Provision for bad debts	74	53	36
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(408)	(833)	(996)
(Increase)/decrease in inventories	(488)	(1,816)	1,115
Increase in accounts payable	3,463	2,732	1,824
Repurchases of liability-classified Specialty Alliance Units	(45)	(19)	—
Other accrued liabilities and operating items, net	(861)	(587)	(433)
Net cash provided by operating activities	5,174	2,397	3,762
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,991)	(5,250)	(1,190)
Additions to property and equipment	(649)	(547)	(511)
Proceeds from disposal of property and equipment	31	3	12
Proceeds from investments	41	15	1
Proceeds from/(payments for) net investment hedge terminations	(13)	2	34
Purchase of short-term time deposits	—	—	(550)
Proceeds from short-term investment in time deposit	—	200	350
Other investing items, net	(3)	(16)	5
Net cash used in investing activities	(2,584)	(5,593)	(1,849)
Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	990	3,669	1,139
Reduction of long-term obligations	(653)	(445)	(783)
Payments to noncontrolling interests, net	(11)	(12)	—
Net tax proceeds/(withholding) from share-based compensation	(79)	(13)	46
Dividends on common shares	(491)	(494)	(499)
Purchase of treasury shares	(1,358)	(765)	(750)
Net cash provided by/(used in) financing activities	(1,602)	1,940	(847)
Effect of exchange rates changes on cash and equivalents	(6)	(3)	(9)
Net increase/(decrease) in cash and equivalents	982	(1,259)	1,057
Cash and equivalents at beginning of period	3,874	5,133	4,076
Cash and equivalents at end of period	$4,856	$3,874	$5,133
Supplemental Information:
Cash payments for interest	$406	$315	$214
Net cash payments for income taxes	338	444	191
The accompanying notes are an integral part of these consolidated statements.

Cardinal Health | Fiscal 2026 Form 10-K	55

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
Our fiscal year ends on June 30. References to fiscal 2026, 2025, and 2024 in these consolidated financial statements are to the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
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
Cash Equivalents
We consider liquid investments purchased with an initial effective maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value.
Receivables and Allowance for Doubtful Accounts
Trade receivables are reported at their estimated collectible amounts and presented net of an allowance for doubtful accounts of $201 million and $213 million at June 30, 2026 and 2025, respectively. In addition to credit losses, the allowance also includes reserves related to customer disputes and late fees billed to customers, which are recognized within our consolidated statements of earnings as reductions of revenue. An account is considered past due on the first day after its due date. In accordance with contract terms, we generally have the ability to charge customers service fees or higher prices if an account is considered past due. We regularly monitor past due accounts and establish appropriate reserves to cover potential losses, and consider historical experience, pricing discrepancies, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
We provide financing to various customers. Such financing arrangements range from 1 year to 5 years at interest rates that are generally subject to fluctuation. Interest income on these arrangements is recognized as it is earned. The financings may be collateralized, guaranteed by third parties or unsecured. Finance notes, net and related accrued interest were $28 million (current portion $3 million) and $32 million (current portion $7 million) at June 30, 2026 and 2025, respectively, and are included in other assets (current portion is included in prepaid expenses and other) in the consolidated balance sheets. Finance notes receivable allowance for doubtful accounts were $7 million and $2 million at June 30, 2026 and 2025, respectively. We estimate an allowance for these financing receivables based on historical collection rates and the creditworthiness of the customer. We write off any amounts deemed uncollectible against the established allowance for doubtful accounts.
Other Receivables
Since February 2025, we have paid approximately $200 million in International Emergency Economic Powers Act ("IEEPA") tariffs, related to products that we source, manufacture or distribute, primarily in our GMPD segment.
During the fourth quarter of fiscal 2026, we recorded a receivable of approximately $200 million in relation to the expected refund of IEEPA tariffs from the government, which is included in prepaid expenses and other assets in the consolidated balance sheet. Upon receiving refunds of IEEPA tariffs from the government, we expect to return to those customers the portion of those refunds that reflect the estimated increased prices paid related to IEEPA tariffs.

56	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements
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
Major Customers
CVS Health Corporation ("CVS Health") is our only customer that individually accounted for at least 10 percent of revenue and/or gross trade receivables in fiscal 2026 and 2025. In fiscal 2024, both CVS Health and OptumRx individually accounted for at least 10 percent of revenue and/or gross trade receivables. These customers were primarily serviced through our Pharma segment. Our pharmaceutical distribution contracts with OptumRx expired at the end of June 2024.
The following table summarizes historical percent of revenue and gross trade receivables from CVS Health and OptumRx:

	Percent of Revenue			Percent of Gross Trade Receivables at June 30
	2026	2025	2024	2026	2025
CVS Health	28%	30%	24%	22%	26%
OptumRx	—	—	17%	—	—
We have entered into agreements with group purchasing organizations (“GPOs”) which act as purchasing agents that negotiate vendor contracts on behalf of their members. Vizient, Inc. and Premier, Inc. are our two largest GPO member relationships in terms of revenue. Sales to members of these two GPOs collectively accounted for 29 percent, 27 percent, and 16 percent of revenue for fiscal 2026, 2025, and 2024, respectively. Our trade receivable balances are with individual members of the GPO, and therefore no significant concentration of credit risk exists with these types of arrangements.
Inventories
A portion of our inventories (52 percent at both June 30, 2026 and 2025) are valued at the lower of cost, using the last-in, first-out ("LIFO") method, or market. These inventories are included within the core pharmaceutical distribution facilities of our Pharma segment (“distribution facilities”) and are primarily merchandise inventories. The LIFO method presumes that the most recent inventory purchases are the first items sold, so LIFO helps us better match current costs and revenue. We believe that the average cost method of inventory valuation provides a reasonable approximation of the current cost of replacing inventory within the distribution facilities. As such, the LIFO reserve is the difference between (a) inventory at the lower of LIFO cost or market and (b) inventory at replacement cost determined using the average cost method of inventory valuation.
At June 30, 2026 and 2025, inventories valued at LIFO cost were significantly in excess of the average cost value. We do not record inventories in excess of replacement cost. As such, we did not write-up the value of our inventory from average cost to LIFO cost at June 30, 2026 or 2025.
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
We reserve for inventory obsolescence using estimates based on historical experience, historical and projected sales trends, specific categories of inventory, age and expiration dates of on-hand inventory, and manufacturer return policies. Inventories presented in the consolidated balance sheets are net of reserves for excess and obsolete inventory which were $107 million and $132 million at June 30, 2026 and 2025, respectively.
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
Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including finance lease assets which are depreciated over the terms of their respective lease agreements. We generally use the following range of useful lives for our property and equipment categories:

Cardinal Health | Fiscal 2026 Form 10-K	57

Notes to Financial Statements
buildings and improvements—3 to 39 years; machinery and equipment—3 to 20 years; capitalized software held for internal use—3 to 7 years; and furniture and fixtures—3 to 7 years. We recorded depreciation and amortization of capitalized software of $589 million, $488 million, and $470 million for fiscal 2026, 2025, and 2024, respectively.
The following table presents the components of property and equipment, net at June 30:

(in millions)	2026	2025
Land, building, and improvements	$2,085	$1,944
Machinery and equipment	3,011	2,919
Capitalized software held for internal use	2,036	1,940
Furniture and fixtures	136	136
Construction in progress	698	577
Total property and equipment, at cost	7,966	7,516
Accumulated depreciation and amortization	(4,935)	(4,658)
Property and equipment, net	$3,031	$2,858
Repairs and maintenance expenditures are expensed as incurred. Interest on long-term projects is capitalized using a rate that approximates the weighted-average interest rate on long-term obligations, which was 5 percent at June 30, 2026. The amount of capitalized interest was immaterial for all periods presented.
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
As of June 30, 2026, our reporting units are: Pharmaceutical and Specialty Solutions (excluding Navista & ION and The Specialty Alliance), Navista & ION, The Specialty Alliance, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
Fair value can be determined using market, income, or cost-based approaches. Our determination of estimated fair value of the reporting units is based on a combination of the income-based and market-based approaches. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant, and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. During fiscal 2026, discount rates used in our reporting unit valuations ranged from 8 to 12 percent. Under the market-based guideline public company method, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including forecasted operating results. The use of alternate estimates and assumptions or changes in the industry or peer groups could materially affect the determination of fair value for each reporting unit and potentially result in goodwill impairment.
We performed annual impairment testing in fiscal 2026, 2025, and 2024 for our reporting units. We concluded that there were no impairments of goodwill for the reporting units, excluding Navista & ION and GMPD, as the estimated fair value of each reporting unit exceeded its carrying amount.
During the three months ended March 31, 2026, we recognized a pre-tax impairment charge of $184 million for Navista & ION, which was included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings. There were no

58	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements
additional impairments recorded during the three months ended June 30, 2026.
During fiscal 2024, we recognized pre-tax goodwill impairment charges related to GMPD of $675 million, which was included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings. GMPD had no goodwill balance remaining as of March 31, 2024.
There were tax benefits related to the goodwill impairment charges in fiscal 2026 and fiscal 2024, see Note 8 for additional information.
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
Intangible assets with finite lives, primarily customer relationships; trademarks, trade names, and patents; non-compete agreements and developed technology, are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets over their estimated useful lives. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset group. Actual results may differ materially from those used in our forecasts.
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
During fiscal 2026, we recognized a pre-tax impairment charge of $122 million related to our equity method investment in Outcomes due to an observed reduction in the estimated fair value of the business, which is included in impairment of equity interest in Outcomes in the consolidated statements of earnings.
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
Our lease agreements contain lease components and non-lease components. For all asset classes, we have elected to account for both of these components as a single lease component. We also, from time to time, sublease portions of our real estate property, resulting in sublease income. Sublease income and the related assets and cash flows are not material to the consolidated financial statements at or for the fiscal years ended June 30, 2026, 2025, and 2024.
We apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. Short-term lease expense recognized in fiscal 2026, 2025, and 2024 was immaterial.

Cardinal Health | Fiscal 2026 Form 10-K	59

Notes to Financial Statements
Our leases have remaining lease terms from less than 1 year up to approximately 16 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
See Note 5 for additional information regarding leases.
Vendor Reserves
In the ordinary course of business, our vendors may dispute deductions taken against payments otherwise due to them or assert other disputes. At any given time, there are outstanding items in various stages of research and resolution. In determining appropriate reserves for areas of exposure with our vendors, we assess historical experience and current outstanding claims. We have established various levels of reserves based on the type of claim and status of review. Though the claim types are relatively consistent, we periodically update our reserve estimates to reflect actual historical experience. The ultimate outcome of certain claims may be different than our original estimate and may require an adjustment. Adjustments to vendor reserves are included in cost of products sold. In addition, the reserve balance will fluctuate due to variations of outstanding claims from period-to-period, timing of settlements, and specific vendor issues. Vendor reserves were $76 million and $96 million at June 30, 2026 and 2025 respectively, excluding third-party returns. See "Third-Party Returns" section within this Note for a description of third-party returns.
Distribution Services Agreement and Other Vendor Fees
Our Pharma segment recognizes fees received from distribution services agreements and other fees received from vendors related to the purchase or distribution of the vendors’ inventory when those fees have been earned and we are entitled to payment. Since the benefit provided to a vendor is related to the purchase and distribution of the vendor’s inventory, we recognize the fees as a reduction in the carrying amount of the inventory that generated the fees, and as such, a reduction of cost of products sold in our consolidated statements of earnings when the inventory is sold.
Loss Contingencies and Self-Insurance
Loss Contingencies
We accrue for contingencies related to disputes, litigation, and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In connection with the opioid litigation as described further in Note 7, we recorded pre-tax charges of $5.6 billion during fiscal 2020, which were retained at Corporate. In February 2022, we and two other national distributors announced that each company had determined that a sufficient number of political subdivisions had agreed to participate in the previously disclosed National Opioid Settlement Agreement (the "NOSA") to settle the vast majority of the opioid lawsuits filed by states and local governmental entities. This NOSA became effective on April 2, 2022.
During fiscal 2024, we reached agreements to settle claims brought by classes of third-party payors and acute care hospitals, and the City of Baltimore.
We develop and periodically update reserve estimates for all litigation matters, including the Cordis OptEase and TrapEase inferior vena cava ("IVC") claims received to date and expected to be received in the future and related costs. To project future IVC claim costs, we use a methodology based largely on recent experience, including claim filing rates, blended average payout influenced by claim severity, historical sales data, implant and injury to report lag patterns, and estimated defense costs. At June 30, 2026, we have a total of $29 million accrued for losses and legal defense costs, included in the qualified settlement fund, related to the IVC filter product liability lawsuits in our consolidated balance sheets.
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

60	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements
transactions, where we have agreed to make payments based upon the achievement of certain financial performance measures by the acquired business. Generally, the obligation is capped at an explicit amount. There were no material obligations at June 30, 2026.
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
We have concluded that The Specialty Alliance management services organization ("MSO") and Integrated Oncology Network ("ION") are the primary beneficiaries of certain physician practices and therefore the practices are consolidated as VIEs. The Specialty Alliance and ION VIEs do not have a material impact on our consolidated statements of earnings or consolidated statements of cash flows. Total assets and liabilities included in the consolidated balance sheets for The Specialty Alliance and ION VIEs for fiscal 2026 were $1.2 billion and $1.0 billion, respectively. Total assets and liabilities included in the consolidated balance sheets for The Specialty Alliance and ION VIEs for fiscal 2025 were $711 million and $278 million, respectively.
Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income, and net assets that is not attributable to Cardinal Health, Inc. Noncontrolling interests as of June 30, 2026 primarily represents third-party equity interests in ION. See Note 2, for additional information on the acquisition of ION.
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

Award Year	Risk-Free Interest Rate (1)	Expected Volatility (2)
2024	4.66%	23.99%
2025	3.89%	24.54%
2026	3.70%	23.60%
(1)    Based on the U.S. Treasury yields over a term comparable to the remaining performance period.
(2)    Based on historical volatility and implied volatility indications.
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

Cardinal Health | Fiscal 2026 Form 10-K	61

Notes to Financial Statements
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
The Specialty Alliance Share-Based Compensation
The Specialty Alliance, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. In connection with the acquisition of physician practices, The Specialty Alliance issues common units in The Specialty Alliance (collectively the “Specialty Alliance Units”) to certain physicians and management. The Specialty Alliance Units contain forfeiture provisions ranging from 36 to 60 months. These forfeiture provisions provide that the unit holders forfeit all or a portion of the Specialty Alliance Units should they leave the Specialty Alliance, except in certain limited situations, effectively requiring the unit holders to stay employed with the physician practice managed by the Specialty Alliance in order to retain all of the granted Specialty Alliance Units during the forfeiture period.
These Specialty Alliance Units are classified as liabilities under Accounting Standards Codification ("ASC") 718 and are included in deferred income taxes and other liabilities in the consolidated balance sheets. The fair value of the vested Specialty Alliance Units with no future service requirement are recorded as an assumed liability at the acquisition date. The fair value of Specialty Alliance Units with a future service requirement are recognized on a straight-line basis over the requisite service period.
The fair value of the Specialty Alliance Units is remeasured at each reporting period using a discounted cash flow method. The compensation costs recognized each period reflects the change in the fair value of the liability for the portion of the awards for which the requisite service has been rendered.
See Note 14 for additional information regarding share-based compensation.
Dividends
We paid cash dividends per common share of $2.04, $2.02, and $2.00 in fiscal 2026, 2025, and 2024, respectively.
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
We accrue for estimated sales returns and allowances at the time of sale based upon historical customer return trends, margin rates, and processing costs. Our accrual for sales returns is reflected as a reduction of revenue and cost of products sold for the sales price and cost, respectively. At June 30, 2026 and 2025, the accrual for estimated sales returns and allowances was $330 million and $447 million, respectively, which is reflected in trade receivables, net and inventories, net in the consolidated balance sheets. Sales returns and allowances were $1.8 billion for fiscal 2026, and $2.2 billion for both 2025, and 2024, and the net impact on net earnings in the consolidated statements of earnings was immaterial in fiscal 2026, 2025, and 2024.
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

62	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements
Shipping and Handling
Shipping and handling costs are primarily included in SG&A expenses in our consolidated statements of earnings and include all delivery expenses as well as all costs to prepare the product for shipment to the end customer. Shipping and handling costs were $1.0 billion, $909 million, and $866 million, for fiscal 2026, 2025, and 2024, respectively.
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
Amortization and Other Acquisition-Related Costs
We classify certain costs incurred in connection with acquisitions as amortization and other acquisition-related costs in our consolidated statements of earnings. These costs consist of amortization of acquisition-related intangible assets, amortization as a result of basis differences in equity method investments, transaction costs, integration costs, and changes in the fair value of contingent consideration obligations. Transaction costs are incurred during the initial evaluation of a potential acquisition and primarily relate to costs to analyze, negotiate, and consummate the transaction as well as due diligence activities. Integration costs relate to activities required to combine the operations of an acquired enterprise into our operations. We record changes in the fair value of contingent consideration obligations relating to acquisitions as income or expense in amortization and other acquisition-related costs. See Note 4 for additional information regarding amortization of acquisition-related intangible assets.
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
The foreign currency translation gains/(losses) included in AOCI at June 30, 2026 and 2025 are presented in Note 11. Foreign currency transaction gains and losses for the period are included in the consolidated statements of earnings in the respective financial statement line item.
Interest Rate and Currency Exchange Risk
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
Level 1: Observable prices in active markets for identical assets and liabilities.
Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
See Note 9 for additional information regarding fair value measurements.
Recently Adopted Financial Accounting Standards
Income Tax Disclosure
In fiscal 2026, the Company prospectively adopted ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring, on an annual basis, consistent categories, and greater disaggregation of information in the rate

Cardinal Health | Fiscal 2026 Form 10-K	63

Notes to Financial Statements
reconciliation, as well as income taxes paid disaggregated by jurisdiction. The new standard did not have an impact on the company's consolidated financial statements but required additional disclosures. See Note 8 for additional information.
Recently Issued Financial Accounting Standards and Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the FASB on our consolidated financial statements as well as material updates to previous assessments, if any, from our fiscal 2025 Form 10-K.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosures of certain categories of expenses which are included in any relevant income statement expense caption on an annual and interim basis. Additionally, the guidance requires the disclosure of total selling expenses and, in annual reporting periods, an entity's definition of selling expenses. This guidance will be effective in our fiscal 2028 Form 10-K and should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adoption of this guidance on our disclosures.
Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance amends the accounting and the disclosure of software costs, including website development costs. This guidance will be effective in our fiscal 2028 Form 10-K and may be applied using a prospective, retrospective, or modified transition approach. Early adoption is permitted. We are currently evaluating the impact of adoption of this guidance on our accounting and disclosures.

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
Transaction and integration costs associated with the Solaris acquisition were $49 million during fiscal 2026.
Advanced Diabetes Supply Group ("ADS")
On April 1, 2025, we completed the acquisition of ADS for a purchase price of approximately $1.0 billion in cash. ADS is part of our at-Home Solutions operating segment and we report ADS results in Other.
Transaction and integration costs associated with the ADS acquisition were $23 million and $31 million during fiscal 2026 and 2025, respectively.
GI Alliance ("GIA")
On January 30, 2025, we completed the acquisition of a 73% ownership interest in GIA, now part of The Specialty Alliance, for a purchase price of $2.8 billion in cash. Beginning on the third anniversary of the closing, we have the ability to exercise a call right to purchase up to 100 percent of the remaining outstanding interests.
Additionally, on May 30, 2025, we, through The Specialty Alliance, completed the acquisition of Urology America for a purchase price of $381 million in cash and equity in The Specialty Alliance.
Transaction and integration costs associated with the GIA and Urology America acquisitions were $11 million and $75 million during fiscal 2026 and 2025, respectively.
Integrated Oncology Network ("ION")
On December 2, 2024, we completed the acquisition of ION for a purchase price of $1.1 billion in cash.
Transaction and integration costs associated with the ION acquisition were $5 million and $30 million during fiscal 2026 and 2025, respectively.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of Solaris Health is not yet finalized and is subject to adjustment as we complete the valuation analysis of this acquisition.
The allocation of the fair value of assets acquired and liabilities assumed for the acquisitions of Urology America, ADS, GIA, and ION were finalized during fiscal 2026, resulting in goodwill of $339 million, $577 million, $3.1 billion, and $1.1 billion, respectively. The noncontrolling interest in ION was recognized at the acquisition-date fair value of $157 million. There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for these acquisitions from those disclosed in our fiscal 2025 Form 10-K.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Solaris Health, Urology America, ADS, GIA, and ION:

64	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements

(in millions)	Solaris Health	Urology America	ADS	GIA	ION
Identifiable intangible assets:
Customer intangibles (1)	$—	$—	$472	$—	$—
Trade names (2)	233	33	28	200	73
Non-competition agreements (3)	39	—	—	23	—
Total identifiable intangible assets acquired	272	33	500	223	73
Identifiable net assets/(liabilities):
Cash and equivalents	55	4	14	53	10
Trade receivables, net	205	24	101	176	47
Inventories	23	3	78	21	14
Prepaid expenses and other	76	3	2	14	7
Property and equipment, net	69	27	1	75	38
Other assets	191	41	377	312	45
Accounts payable	(105)	(20)	(104)	(89)	(10)
Current portion of long-term obligations and other short-term borrowings	—	—	—	(1)	(3)
Other accrued liabilities	(177)	(12)	(391)	(174)	(41)
Long-term obligations, less current portion	—	(6)	—	(15)	(14)
Deferred income taxes and other liabilities	(164)	(45)	(106)	(888)	(41)
Total identifiable net assets/(liabilities) acquired	445	52	472	(293)	125
Noncontrolling interest	—	(9)	—	—	(157)
Goodwill	1,689	339	577	3,078	1,101
Total net assets acquired	$2,134	$382	$1,049	$2,785	$1,069
(1)    The weighted-average useful life of customer intangibles is 10 years.
(2)    The weighted-average useful life of trade names ranges from 2 years to 10 years.
(3)    The weighted-average useful life of non-competition agreements is 5 years.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The discount rates used to arrive at the present values of the identifiable intangible assets for Solaris Health, Urology America, ADS, GIA, and ION ranged from 7 to 20 percent, and reflect their internal rates of return and uncertainty in the cash flow projections, which is reflective of market participant assumptions.
The estimated fair value of ADS customer intangibles (payor contracts) were determined using a multi-period excess earnings method, which estimates an intangible asset's value based on the present value of the incremental after-tax cash flows (or “excess earnings”) attributable only to the intangible asset.
The fair value of the Solaris Health, Urology America, ADS, GIA, and ION trademark intangible assets were determined utilizing the relief from royalty method, an income-based approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
The fair value of the non-compete intangibles acquired from Solaris Health and GIA were determined by applying the differential cash flow method which compares the present value of cash flows with and without the non-compete agreements in place.
The vested Specialty Alliance Units, formerly referred to as GIA Units, issued in relation to the GIA and Solaris acquisitions were recognized at their acquisition date fair values of $739 million and $210 million, respectfully, and are included in deferred income taxes and other liabilities in the consolidated balance sheet. The valuation of The Specialty Alliance Units utilizes significant unobservable inputs and thus represents a recurring Level 3 fair value measurement. The fair value of The Specialty Alliance Units in relation to the GIA acquisition was determined using a discount rate of 9.5% and an estimated weighted average service period two years. The fair value of The Specialty Alliance Units in relation to the Solaris acquisition was determined using a discount rate of 7.5% and an estimated service period of five years.

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

(in millions)	2026	2025	2024
Employee-related costs	$62	$61	$95
Facility exit and other costs	44	27	80
Total restructuring and employee severance	$106	$88	$175
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
Restructuring and employee severance costs in fiscal 2026 and 2025 primarily resulted from certain initiatives to rationalize our manufacturing operations and other cost-savings initiatives within our GMPD segment. Restructuring and employee severance costs in fiscal 2024 primarily resulted from certain projects resulting from the reviews of our strategy, portfolio, capital-allocation framework, and operations and from enterprise-wide cost-savings initiatives.

Cardinal Health | Fiscal 2026 Form 10-K	65

Notes to Financial Statements

The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2024	$92	$5	$97
Additions	40	—	40
Payments and other adjustments	(53)	(5)	(58)
Balance at June 30, 2025	79	—	79
Additions	46	—	46
Payments and other adjustments	(70)	—	(70)
Balance at June 30, 2026	$55	$—	$55

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the two reportable segments and the remaining operating segments, included in Other and in total:

(in millions)	Pharmaceutical and Specialty Solutions (1)	Global Medical Products and Distribution (2)	Other (3) (4)	Total
Balance at June 30, 2024	$3,555	—	$1,170	$4,725
Goodwill acquired, net of purchase price adjustments	4,389	—	578	4,967
Foreign currency translation adjustments and other	(1)	—	—	(1)
Balance at June 30, 2025	$7,943	$—	$1,748	$9,691
Goodwill acquired, net of purchase price adjustments	1,936	—	(1)	1,935
Foreign currency translation adjustments and other	—	—	—	—
Goodwill Impairment	(184)	—	—	(184)
Balance at June 30, 2026	$9,695	$—	$1,747	$11,442
(1)    At June 30, 2026, the Pharma segment accumulated goodwill impairment loss was $184 million related to the Navista & ION reporting unit.
(2)    At June 30, 2026 and 2025, the GMPD segment accumulated goodwill impairment loss was $5.4 billion.
(3)    Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
(4)    At June 30, 2026 and 2025, the Nuclear and Precision Health Solutions accumulated goodwill impairment loss was $829 million.

Goodwill increased in fiscal 2026 primarily due to the acquisition of Solaris Health within the Pharma segment. Goodwill recognized in connection with the acquisition primarily represents the anticipated benefits from the expected growth from new customers, the assembled workforce of the acquired entities and synergies of integrating these businesses. Substantially all of the goodwill recorded is expected to be non-deductible for income tax purposes.
We performed interim quantitative goodwill impairment testing for the Navista & ION reporting unit during the three months ended March 31, 2026, which resulted in pre-tax impairment charges of $184 million. The impairment charge was primarily due to changes in the risk profile of the business plans, resulting in an increase in the discount rate. These changes reflect business model updates and base operational performance.
We performed interim quantitative goodwill impairment testing for GMPD during fiscal 2024, which resulted in pre-tax goodwill impairment charges of $675 million, which was included in impairments and (gain)/loss on disposal of assets, net in our consolidated statements of earnings. GMPD had no goodwill balance remaining as of March 31, 2024.
Other Intangible Assets
The following tables summarize other intangible assets by class at June 30:

	2026
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$24	$—	$24	N/A
Total indefinite-life intangibles	24	—	24	N/A
Definite-life intangibles:
Customer intangibles	3,625	2,814	811	9
Trademarks, trade names, and patents	1,583	558	1,025	8
Developed technology and other	1,030	779	251	5
Non-Competition Agreements	111	33	78	4
Total definite-life intangibles	6,349	4,184	2,165	8
Total other intangible assets	$6,373	$4,184	$2,189	N/A

66	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements

	2025
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$13	$—	$13
Total indefinite-life intangibles	13	—	13
Definite-life intangibles:
Customer intangibles	3,876	2,639	1,237
Trademarks, trade names, and patents	1,340	459	881
Developed technology and other	1,030	726	304
Non-Competition Agreements	72	21	51
Total definite-life intangibles	6,318	3,845	2,473
Total other intangible assets	$6,331	$3,845	$2,486
The increase in gross definite-life intangibles is primarily due to the Solaris acquisition. Total amortization of intangible assets was $361 million, $303 million, and $264 million for fiscal 2026, 2025, and 2024, respectively.
The following table summarizes the estimated annual amortization for intangible assets for fiscal 2027 through fiscal 2031:

(in millions)	Estimated Amortization Expense
2027	$384
2028	349
2029	327
2030	306
2031	253
5. Leases
The following table summarizes the components of lease cost:

(in millions)	2026	2025	2024
Operating lease cost	$234	$157	$120
Finance lease cost	57	51	39
Variable lease cost	62	43	31
Total lease cost	$353	$251	$190
Variable lease cost primarily includes payments for property taxes, maintenance, and insurance.
The following table summarizes supplemental balance sheet and other information related to leases at June 30:

(in millions)	2026 (1)	2025
Operating Leases
Operating lease right-of-use assets	$991	$758

Current portion of operating lease liabilities	201	164
Long-term operating lease liabilities	861	654
Total operating lease liabilities	1,062	818

Finance Leases
Finance lease right-of-use assets	175	192

Current portion of finance lease liabilities	45	44
Long-term finance lease liabilities	140	157
Total finance lease liabilities	$185	$201

Weighted-average remaining lease term (years)
Operating leases	6.7 years	5.9 years
Finance leases	5.8 years	6.3 years

Weighted-average discount rate
Operating leases	5.7%	3.9%
Finance leases	4.6%	4.6%
(1)    Increases in the right-of-use asset and liability balances are primarily due to acquisitions.
Operating leases are included in other assets, other accrued liabilities, and deferred income taxes and other liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term obligations and other short-term borrowings, and long-term obligations, less current portion in our consolidated balance sheets.
The following table summarizes supplemental cash flow information related to leases:

(in millions)	2026	2025	2024
Cash paid for lease liabilities:
Operating cash flows paid for operating leases	$231	$167	$124
Financing cash flows paid for finance leases	57	53	36
Non-cash right-of-use assets obtained in exchange for lease obligations:
New operating leases	289	130	143
New finance leases	32	107	55

Cardinal Health | Fiscal 2026 Form 10-K	67

Notes to Financial Statements

Future lease payments under non-cancellable leases as of June 30, 2026 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
2027	$233	$53	$286
2028	220	43	263
2029	185	32	217
2030	166	25	191
2031	122	17	139
Thereafter	354	43	397
Total future lease payments	1,280	213	1,493
Less: imputed interest	218	28	246
Total lease liabilities	$1,062	$185	$1,247

6. Long-Term Obligations and Other Short-Term Borrowings
The following table summarizes long-term obligations and other short-term borrowings at June 30:

(in millions) (1)	2026	2025
3.75% Notes due 2025	$—	$501
4.7% Notes due 2026	499	498
3.41% Notes due 2027	1,212	1,206
5.125% Notes due 2029	646	645
5.0% Notes due 2029	746	745
4.5% Notes due 2030	593	—
5.45% Notes due 2034	496	501
5.35% Notes due 2034	990	989
5.15% Notes due 2035	388	—
4.6% Notes due 2043	325	323
4.5% Notes due 2044	336	338
4.9% Notes due 2045	432	438
4.368% Notes due 2047	563	566
5.75% Notes due 2054	641	641
7.0% Debentures due 2026	124	124
Floating Rate Term Loan due 2028	699	799
Other Obligations	196	213
Total	8,886	8,527
Less: current portion of long-term obligations and other short-term borrowings	1,882	550
Long-term obligations, less current portion	$7,004	$7,977
(1)    Maturities are presented on a calendar year basis.
Maturities of existing long-term obligations and other short-term borrowings for fiscal 2027 through 2031 and thereafter are as follows:

(in millions)	Debt maturities
2027	$1,882
2028	741
2029	678
2030	771
2031	611
Thereafter	4,203
Total debt and finance lease obligations	$8,886
Long-Term Debt
All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.0% Debentures represent unsecured obligations of Allegiance Corporation (a wholly-owned subsidiary), which Cardinal Health, Inc. has guaranteed. None of these obligations are subject to a sinking fund and the Allegiance Corporation obligations are not redeemable prior to maturity. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $38.3 billion and $34.7 billion at June 30, 2026 and 2025, respectively.
During fiscal 2026, we issued additional debt, with the aggregate principal amount of $1.0 billion, to fund a portion of the consideration payable in connection with the Solaris Health acquisition and for general purposes. The notes issued are $600 million aggregate principal amount of 4.5% Notes that mature on September 15, 2030 and $400 million aggregate principal amount of 5.15% Notes that mature on September 15, 2035. The proceeds of the notes issued, net of discounts, premiums, and debt issuance costs, were approximately $1.0 billion.
During fiscal 2026, we made a partial principal payment of $100 million for the Floating Rate Term Loan due 2028 with available cash and repaid the full principal of $500 million of the 3.75% Notes due 2025 at maturity with available cash.
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
During fiscal 2025, we repaid the full principal of $400 million of the 3.5% Notes due 2024 at maturity with proceeds from the debt issuance in fiscal 2024.
If we undergo a change of control, as defined in the notes, and if the notes receive specified ratings below investment grade by

68	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements

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
On August 7, 2026, we entered into a consolidated $4.0 billion 5-year revolving credit facility that expires in August 2031, in conjunction with the terminations of the existing $2.0 billion revolving credit facility, the $1.0 billion 364-Day revolving credit facility, and the $1.0 billion committed receivables sales facility.
On December 5, 2024, we entered into a term loan credit agreement that, among other things, provides commitments for a Floating Rate Term Loan facility in an aggregate amount of up to $1.0 billion. On April 1, 2025, we closed on our acquisition of ADS and borrowed $800 million under this term loan facility. The loan provided under this term loan credit agreement will mature in April 2028 and allows for prepayment, which may be accelerated pursuant to certain conditions specified in the credit agreement. Interest rates on borrowings will be based on prevailing interest rates, benchmarked based on Term SOFR and subject to our credit ratings.
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
Our revolving credit and committed receivables sales facilities require us to maintain a consolidated net leverage ratio of no more than 3.75-to-1. As of June 30, 2026, we were in compliance with this financial covenant.
At June 30, 2026 and 2025, we had no amounts outstanding under the revolving credit facility; however, availability was reduced by outstanding letters of credit of $1 million at both June 30, 2026 and 2025.
During fiscal 2026, borrowings under our commercial paper program and our committed receivables program were limited to the third quarter, during which the maximum combined daily amount outstanding was approximately $2.0 billion. The average combined daily amount outstanding for fiscal 2026 was $44 million.
We had no amounts outstanding as of June 30, 2026 under the committed receivables sales facility program; however, availability was reduced by outstanding standby letters of credit of $43 million and $31 million at June 30, 2026 and 2025, respectively.
We had no amounts outstanding under the commercial paper program as of June 30, 2026 and 2025.
The $196 million and $213 million balance of other obligations at June 30, 2026 and 2025, respectively, consisted of finance leases and short-term borrowings.

7. Commitments, Contingent Liabilities, and Litigation
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
Since fiscal 2021, we have made certain payments to New York State for our portion of the assessment. However, we, and other distributors, challenged the OSA as unconstitutional. In May 2024, the New York Appellate Division held that the 2017 assessment was unconstitutionally retroactive, directing a refund of assessments paid for calendar year 2017, but upheld the 2018 assessment. In fiscal 2025, both parties agreed to a final settlement and in December 2025, we received payment and recognized a gain of $17 million in SG&A expenses in our consolidated statements of earnings.
Legal Proceedings
We become involved from time to time in disputes, litigation, and regulatory matters.
From time to time, we determine that products we distribute, source, manufacture, or market do not meet our specifications, regulatory requirements, or published standards. While we investigate and take appropriate action when we or a regulatory agency identify a potential quality or regulatory issue, there is no assurance that the issue will be resolved to the satisfaction of the

Cardinal Health | Fiscal 2026 Form 10-K	69

Notes to Financial Statements
regulator. Such actions have led to product recalls, costs to repair or replace affected products, temporary interruptions in product sales, restrictions on importation, product liability claims and lawsuits, and can lead to action by regulators. Even absent an identified regulatory or quality issue or product recall, we can become subject to product liability claims and lawsuits.
From time to time, we become aware through employees, internal audits or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal accounting controls, financial reporting, auditing, or other ethical matters or relating to compliance with laws such as healthcare fraud and abuse, anti-corruption, or anti-bribery laws. When we become aware of such possible compliance matters, we investigate and take appropriate corrective action.
In addition, from time to time, we receive subpoenas or requests for information from various federal or state agencies relating to our business or to the business of a customer, supplier, or other industry participants. Internal investigations, subpoenas, or requests for information could directly or indirectly lead to the assertion of claims or the commencement of legal proceedings against us or result in corrective actions or sanctions.
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
We recognize estimated loss contingencies for certain litigation and regulatory matters and income from favorable resolution of litigation in litigation (recoveries)/charges, net in our consolidated statements of earnings; however, losses and recoveries of lost profits from certain disputes that occur in the ordinary course of business are included within segment profit.
Opioid Lawsuits and Investigations
As of June 30, 2026, we have $4.3 billion accrued for the opioid-related matters described below, of which $468 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our consolidated balance sheets. During fiscal 2026 and 2025, we made payments totaling $417 million and $798 million, respectively, which included our annual payments under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities and payments related to the settlement agreement with the City of Baltimore and classes of third-party payors and acute care hospitals in fiscal 2025.
During fiscal 2026 and 2025, there were no material expenses recognized for these matters.
States & Political Subdivisions
We have now resolved, without admitting liability, the opioid-related claims of all 50 states, the District of Columbia, and 5 U.S. territories. The NOSA also resulted in the resolution of the opioid-related claims of over 99 percent of political subdivisions (together, the "Settling Governmental Entities").
Through July 2026, we have paid the Settling Governmental Entities approximately $2.6 billion and we expect to pay Settling Governmental Entities additional amounts up to $3.7 billion through 2038.
In July 2022, a judgment in favor of the Distributors was entered in a bench trial before a federal judge in West Virginia in a case brought by Cabell County and City of Huntington. In October 2025, the United States Court of Appeals for the Fourth Circuit vacated the district court's judgment and remanded the case for further proceedings. In May 2026, the parties submitted additional briefing to the district court and a ruling is pending. We intend to continue to vigorously defend ourselves in this matter.
Private Plaintiffs
The NOSA does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. To date, there are approximately 73 lawsuits brought by private plaintiffs pending. Of these, approximately 13 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all these matters.
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
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above, including a matter that is currently pending in Ohio state court. An unfavorable

70	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements
outcome in this matter may result in a change in loss reserves related to opioid litigation recorded by our captive insurance company, which would negatively impact cash flow.
During fiscal 2026, we received $5 million insurance recoveries related to opioid matters, which were recorded in the Pharma segment. During fiscal 2025, we received $25 million in insurance recoveries related to opioid matters, $12 million of the recoveries from our insurers were recorded in the Pharma segment. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of June 30, 2026.
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
We have entered into settlement agreements resolving the claims of approximately 6,845 implantees, representing the vast majority of IVC product liability claims, for $448 million in total. These settlements did not resolve all current or possible IVC filter product liability claims. As of August 6, there are nine pending claims outstanding, and it is possible that additional claims will be filed in the future. We intend to continue to vigorously defend ourselves in the remaining lawsuits.
At June 30, 2026, we have a total of $29 million accrued for losses and legal defense costs, included in the qualified settlement fund, related to the IVC filter product liability lawsuits in our consolidated balance sheets.
Tax Contingencies
Net Operating Loss Carryback
In June 2026, we received a Notice of Proposed Adjustment ("NOPA") from the Internal Revenue Service ("IRS") as part of our 2015-2020 audit cycle. The NOPA relates to our captive insurance company and the treatment of certain net operating loss carrybacks under the Coronavirus Aid, Relief, and Economic Security Act. The IRS is challenging the tax deductibility of self-insurance pre-tax losses and related carryback claims to fiscal 2015-2018, which could result in approximately $400 million in additional tax expense (plus interest) and approximately $1.4 billion in additional tax liability (plus interest). We routinely assess the likelihood of adverse audit outcomes to ensure adequate tax reserves, and we believe our reserves are sufficient for all tax matters. However, the ultimate outcome is uncertain. If the IRS prevails, the assessed tax would impact our financial results and cash flow.
Patient Recovery Restructuring
In February 2026, we received a NOPA from the IRS, as part of our ongoing audits of fiscal years 2015-2020, related to a restructuring in connection with our July 2017 acquisition of the Patient Recovery business. The IRS is asserting that the transaction should be recharacterized in a manner that could create additional federal income tax liability of approximately $160 million, plus interest. We routinely assess the likelihood of adverse outcomes resulting from audits and examinations to determine the adequacy of our tax reserves and we believe we have adequate reserves for all tax matters; however, the ultimate outcome of disputes of this nature is uncertain and if the IRS were to prevail on its assertions in connection with this matter, the assessed tax and deficiency interest would impact our financial results and cash flow.
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $24 million, $171 million, and $117 million during fiscal 2026, 2025, and 2024, respectively.

8. Income Taxes
Earnings before Income Taxes and Provision for Income Taxes
The following table summarizes earnings before income taxes:

(in millions)	2026	2025	2024
U.S. operations	$1,753	$1,715	$892
Foreign operations	421	386	309
Earnings before income taxes	$2,174	$2,101	$1,201
The following table summarizes the components of the provision for income taxes:

(in millions)	2026	2025	2024
Current:
U.S. federal	$164	$135	$305
U.S. state and local	123	72	68
Foreign	91	82	79
Total current	$378	$289	$452

Deferred:
U.S. federal	$104	$205	$(89)
U.S. state and local	(15)	39	12
Foreign	2	(1)	(27)
Total deferred	$91	$243	$(104)
Provision for income taxes	$469	$532	$348

Cardinal Health | Fiscal 2026 Form 10-K	71

Notes to Financial Statements
Effective Tax Rate
The following tables present reconciliations of the U.S. federal statutory income tax provision and rate to our effective income tax provision and rate, reflecting our prospective adoption of ASU 2023-09:

	2026
	Amount	Percent
Federal statutory income tax provision and rate	$457	21.0%
State and local income taxes (1)	75	3.5
Foreign tax effects	5	0.2
Effect of cross border tax laws
Foreign-derived deduction-eligible income	(156)	(7.1)
Other effect of cross border tax laws	1	—
Tax credits	(18)	(0.8)
Changes in valuation allowances	24	1.1
Nontaxable or nondeductible items
Specialty Alliance share-based compensation	50	2.3
Other nontaxable or nondeductible items	20	0.9
Changes in unrecognized tax benefits	11	0.5
Effective income tax provision and rate	$469	21.6%

	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.0	3.1
Tax effect of foreign operations	0.2	(1.6)
Nondeductible or nontaxable items	0.7	(0.1)
Withholding taxes	0.3	1.0
Change in valuation allowances	0.1	(1.1)
US taxes on foreign income (2)	(1.3)	(2.1)
Impact of resolutions with IRS and other related matters	(0.1)	0.4
Opioid litigation	0.2	1.0
Goodwill impairment	—	8.7
Specialty Alliance share-based compensation	1.4	—
Other	(1.2)	(1.4)
Effective income tax rate	25.3%	28.9%
(1)     The state and local taxes that contribute to the majority (greater than 50%) of the tax effect in this category include New York, Oregon, California, and New Jersey.
(2) Includes the tax impact of the Foreign-Derived Intangible Income deduction offset by Global Intangible Low-Taxed Income tax, and other foreign income that is taxable under the U.S. tax code.
The income tax rate was 21.6%, 25.3%, and 28.9% in fiscal 2026, 2025, and 2024, respectively. Included in the effective tax rate for fiscal 2026 and 2025 were non-deductible share-based compensation costs for The Specialty Alliance and non-deductible transaction costs. Additionally, laws governing insurance coverage vary by state and some state courts have interpreted laws and insurance policies in ways that may impact our self-insurance loss, which could negatively impact our financial position.
Our effective tax rate has benefits from negotiated lower than statutory tax rates in select foreign jurisdictions which individually are not material to our effective tax rate but in aggregate had a favorable tax impact of approximately $14 million and $17 million during fiscal 2026 and 2025, respectively.
During fiscal 2026, we recognized a pre-tax goodwill impairment charge of $184 million related to the Navista & ION reporting unit within the Pharma segment. During fiscal 2024, we recognized cumulative pre-tax goodwill impairment charges of $675 million related to the GMPD segment. The net tax benefits related to these charges were $23 million and $58 million for fiscal 2026 and 2024, respectively.
As of June 30, 2026, foreign earnings of approximately $1.0 billion are considered indefinitely reinvested for working capital and other offshore investment needs. The computation of tax required if those earnings are repatriated is not practicable. For amounts not considered indefinitely reinvested, we have recorded an immaterial amount of income tax expense in our consolidated financial statements in fiscal 2026.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.
The following table presents the components of the deferred income tax assets and liabilities at June 30:

(in millions)	2026	2025
Deferred income tax assets:
Receivable basis difference	$35	$26
Accrued liabilities	700	651
Share-based compensation	24	23
Loss and tax credit carryforwards	426	386
Deferred tax assets related to uncertain tax positions	51	47
Other	96	97
Total deferred income tax assets	1,332	1,230
Valuation allowance for deferred income tax assets	(257)	(254)
Net deferred income tax assets	$1,075	$976

Deferred income tax liabilities:
Inventory basis differences	$(1,075)	$(1,103)
Property-related	(488)	(358)
Goodwill and other intangibles	(826)	(834)
Self-Insurance	(993)	(981)
Total deferred income tax liabilities	(3,382)	(3,276)
Net deferred income tax liability	$(2,307)	$(2,300)
Deferred income tax assets and liabilities in the preceding table, after netting by taxing jurisdiction and for uncertain tax positions, are in the following captions in the consolidated balance sheets at June 30:

(in millions)	2026	2025
Non-current deferred income tax asset (1)	$63	$64
Non-current deferred income tax liability (2)	(2,370)	(2,364)
Net non-current deferred income tax liability	$(2,307)	$(2,300)
(1)Included in other assets in the consolidated balance sheets.
(2)Included in deferred income taxes and other liabilities in the consolidated balance sheets.

72	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements
At June 30, 2026 we had gross federal, state, and international loss and credit carryforwards of $378 million, $12.2 billion, and $1.0 billion, respectively, the tax effect of which is an aggregate deferred tax asset of $426 million. Substantially all of these carryforwards are available for at least three years. Approximately $218 million of the valuation allowance at June 30, 2026 applies to certain federal, state, and international loss carryforwards that, in our opinion, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance would reduce income tax expense.
Unrecognized Tax Benefits
We had $907 million, $879 million, and $981 million of unrecognized tax benefits at June 30, 2026, 2025, and 2024, respectively. The June 30, 2026, 2025, and 2024 balances include $881 million, $871 million, and $882 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. We include the full amount of unrecognized tax benefits in deferred income taxes and other liabilities in the consolidated balance sheets. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	2026	2025	2024
Balance at beginning of fiscal year	$879	$981	$1,015
Additions for tax positions of the current year	31	8	30
Additions for tax positions of prior years	5	15	28
Reductions for tax positions of prior years	(7)	(101)	(87)
Settlements with tax authorities	—	(22)	(3)
Expiration of the statute of limitations	(1)	(2)	(2)
Balance at end of fiscal year	$907	$879	$981
It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, possible settlement of IRS and other audit issues, reassessment of existing unrecognized tax benefits, or the expiration of statutes of limitations.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2026, 2025, and 2024, we had $75 million, $65 million, and $65 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the consolidated balance sheets. As a result of our IRS audit settlements and carryback claim, an immaterial amount of interest was recorded in fiscal 2026, 2025, and 2024.

Income Taxes Paid, Net of Refunds
The following table summarizes the cash paid for income taxes, net of refunds, disaggregated by jurisdiction:

(in millions)	2026
U.S. federal	$155
U.S. state and local	119
Foreign:
Puerto Rico	23
Other	41
Total foreign	64
Total cash paid for income taxes, net of refunds	$338
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
During fiscal 2026, we received two NOPAs from the IRS in connection with their audit of our fiscal years 2015-2020. See Note 7 for additional information regarding these matters.
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

9. Fair Value Measurements
The following tables present the fair values for assets and (liabilities) measured on a recurring basis at June 30:

	2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,299	$—	$—	$2,299
Other investments (1)	118	—	—	118
Liabilities:
Forward contracts (2)	—	(32)	—	(32)
Share-based awards (3)	—	—	(1,277)	(1,277)

Cardinal Health | Fiscal 2026 Form 10-K	73

Notes to Financial Statements

	2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,672	$—	$—	$1,672
Other investments (1)	108	—	—	108
Liabilities:
Forward contracts (2)	—	(48)	—	(48)
Share-based awards (3)	—	—	(843)	(843)
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
(3)The shared-based awards are liability-classified awards, as defined under ASC 718, resulting from acquisitions by The Specialty Alliance. These are presented in deferred income taxes and other liabilities within the consolidated balance sheets. The fair value of The Specialty Alliance Units is determined using the discounted cash flow method which utilizes significant unobservable inputs, including the discount rate of 8.0%. Significant changes to assumptions used in the valuation may have a material impact on the fair value of the Specialty Alliance Units. See Note 14 for additional information.

Changes in Level 3 Recurring Fair Value Measurements
The following table reconciles the changes in fair value for the Specialty Alliance Units classified within Level 3 of the fair value hierarchy:

(in millions)	2026	2025
Balance at beginning of period	$843	$—
Acquisitions	234	739
Vesting (1)	258	82
Fair value adjustment (1)	(13)	41
Repurchases	(45)	(19)
Balance at end of period	$1,277	$843
(1)For fiscal 2026 and 2025, there was $245 million and $123 million of expense, respectively, for the Specialty Alliance Units. Of the total expense recognized during fiscal 2026 and 2025, $238 million and $120 million is included in acquisition-related cash and share-based compensation costs, respectively, and $7 million and $3 million is included in SG&A expenses, respectively, in the consolidated statements of earnings.

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
The following table summarizes the fair value of our assets and liabilities related to derivatives designated as hedging instruments and the respective line items in which they were recorded in the consolidated balance sheets at June 30:

(in millions)	2026	2025
Assets:
Cross-currency swap	$13	$—
Foreign currency contracts	9	6
Pay-floating interest rate swaps	3	14
Total assets (1)	$25	$20

Liabilities:
Cross-currency swap	$4	$24
Foreign currency contracts	3	1
Pay-floating interest rate swaps	50	43
Total liabilities (2)	$57	$68
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

74	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements
on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the consolidated statements of earnings. During fiscal 2026, 2025, and 2024 there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During fiscal 2026 and 2024, we entered into pay-floating interest rate swaps with total notional amounts of $600 million and $500 million, respectively. We did not enter into any pay-floating interest rate swaps during fiscal 2025. These swaps have been designated as fair value hedges of our fixed rate debt and are included in deferred income taxes and other liabilities in the consolidated balance sheets.
The following table summarizes the outstanding interest rate swaps designated as fair value hedges at June 30, 2026 and 2025:

2026
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$2,200	Jun 2027	-	Jun 2038

2025
(in millions)	Notional Amount	Maturity Date
Pay-floating interest rate swaps	$1,600	Jun 2027	-	Feb 2031
The following table summarizes the gain/(loss) recognized in earnings for interest rate swaps designated as fair value hedges:

(in millions)	2026	2025	2024
Pay-floating interest rate swaps (1)	$(18)	$51	$2
Fixed-rate debt (1)	18	(51)	(2)
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
We enter into foreign currency contracts to protect the value of anticipated foreign currency revenues and expenses. At June 30, 2026 and 2025, we held contracts to hedge probable, but not firmly committed, revenue and expenses. The principal currencies hedged are the Mexican peso, Canadian dollar, Chinese renminbi, and Thai baht.
The following tables summarize the outstanding cash flow hedges at June 30:

	2026
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$418	Jul 2026	-	Jun 2027

	2025
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$381	Jul 2025	-	Jun 2026
The following table summarizes the pre-tax gain/(loss) included in OCI for derivative instruments designated as cash flow hedges:

(in millions)	2026	2025	2024
Foreign currency contracts	$—	$11	$(7)
The following table summarizes the pre-tax gain/(loss) reclassified from AOCI into earnings for derivative instruments designated as cash flow hedges:

(in millions)	2026	2025	2024
Foreign currency contracts (1)	$—	$3	$1
Foreign currency contracts (2)	16	(6)	4
Foreign currency contracts (3)	(1)	(1)	—
Forward interest rate swaps (4)	2	2	2
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
In May 2026, we terminated the €50 million ($52 million) cross-currency swaps entered into in February 2025 and paid a settlement in cash of $6 million, recorded in proceeds from/(payments for) net investment hedge terminations in our consolidated statements of cash flows.
In March 2026, we entered into €68 million ($80 million) cross-currency swaps maturing in March 2028.
In March 2026, we terminated the €68 million ($73 million) cross-currency swaps entered into in March 2023 and paid a settlement in cash of $7 million, recorded in proceeds from/(payments for) net investment hedge terminations in our consolidated statements of cash flows.
In December 2025, we partially terminated the €32 million ($37 million) cross-currency swaps entered into in March 2023 and paid a settlement in cash of $3 million, recorded in proceeds from/(payments for) net investment hedge terminations in our consolidated statements of cash flows.
In September 2025, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2027.
In September 2025, we terminated the ¥18 billion ($120 million) cross-currency swaps entered into in September 2023 and

Cardinal Health | Fiscal 2026 Form 10-K	75

Notes to Financial Statements
received settlement in cash of $3 million, recorded in proceeds from/(payments for) net investment hedge terminations in our consolidated statements of cash flows.
In February 2025, we entered into €100 million ($105 million) cross-currency swaps maturing in February 2027.
In February 2025, we terminated the €100 million ($107 million) cross-currency swaps entered into in March 2023 and received net settlement in cash of $2 million, recorded in proceeds from/(payments for) net investment hedge terminations in our consolidated statements of cash flows.
In June 2024, we terminated the ¥18 billion ($120 million) cross-currency swaps entered into in September 2023, and received net settlements in cash of $6 million, which was recorded in proceeds from/(payments for) net investment hedge terminations in our consolidated statements of cash flows.
In September 2023, we entered into ¥18 billion ($120 million) cross-currency swaps maturing in September 2025 and ¥18 billion ($120 million) cross-currency swaps maturing in June 2027.
In September 2023, we terminated the ¥38 billion ($300 million) cross-currency swaps entered into in January 2023 and received net settlement in cash of $28 million, recorded in proceeds from/(payments for) net investment hedge terminations in our consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were a $34 million gain and a $33 million loss during fiscal 2026 and 2025, respectively. Gains and losses recognized in interest expense, net in the consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were immaterial during both fiscal 2026 and 2025, respectively.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions, and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net in the consolidated statements of earnings. The principal currencies managed through foreign currency contracts are the Canadian dollar, Chinese renminbi, Mexican peso, Brazilian real, and Singapore dollar.
The following tables summarize the outstanding economic (non-designated) derivative instruments at June 30:

	2026
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$173	Jul 2026

	2025
(in millions)	Notional Amount	Maturity Date
Foreign currency contracts	$194	Jul 2025
The following table summarizes the gain/(loss) recognized in earnings for economic (non-designated) derivative instruments:

(in millions)	2026	2025	2024
Foreign currency contracts	$(4)	$(6)	$1
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at June 30, 2026 and 2025 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at June 30:

(in millions)	2026	2025
Estimated fair value	$8,783	$8,388
Carrying amount	8,886	8,527
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
The following table is a summary of the fair value gain/(loss) of our derivative instruments based upon the estimated amount that we would receive (or pay), considering counter-party credit risk, to terminate the contracts at June 30:

	2026		2025
(in millions)	Notional Amount	Fair Value Gain/(Loss)	Notional Amount	Fair Value Gain/(Loss)
Pay-floating interest rate swaps	$2,200	$(47)	$1,600	$(29)
Foreign currency contracts	591	6	575	5
Cross-currency swap	253	9	332	(24)

11. Shareholders' Deficit
At June 30, 2026 and 2025, authorized capital shares consisted of the following: 750 million Class A common shares, without par value; 5 million Class B common shares, without par value; and 500 thousand non-voting preferred shares, without par value. The

76	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements

Class A common shares and Class B common shares are collectively referred to below as “common shares.” Holders of common shares are entitled to share equally in any dividends declared by the Board of Directors and to participate equally in all distributions of assets upon liquidation. Generally, the holders of Class A common shares are entitled to one vote per share, and the holders of Class B common shares are entitled to one-fifth of one vote per share on proposals presented to shareholders for vote. Under certain circumstances, the holders of Class B common shares are entitled to vote as a separate class. Only Class A common shares were outstanding at June 30, 2026 and 2025.
We repurchased $2.9 billion of our common shares, in the aggregate, through share repurchase programs during fiscal 2026, 2025, and 2024, as described below. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.
The following table presents the share repurchase programs executed during fiscal 2026, 2025, and 2024:

Quarter Entered	Date Concluded	Aggregate Purchase Price (in millions)	Initial Shares (in millions)	Reference Price	Final Shares (in millions)	Weighted Average Price per Common Share
Q4 FY26	6/26/2026	$350	1.5	$182.50	0.2	$206.37
Q3 FY26	4/20/2026	$250	0.9	$215.42	0.3	$209.55
Q2 FY26	12/15/2025	$375	1.6	$190.22	0.3	$200.00
Q1 FY26	10/31/2025	$375	2.0	$148.12	0.4	$151.88
Q3 FY25	3/11/2025	$375	2.4	$125.33	0.6	$125.87
Q1 FY25	10/30/2024	$375	2.7	$109.65	0.7	$110.10
Q2 FY24	12/13/2023	$250	2.0	$101.66	0.4	$103.67
Q1 FY24	10/31/2023	$500	4.4	$90.57	1.3	$88.22
During fiscal 2026 and 2025, we paid $8 million and $15 million for excise taxes, respectively, related to the completion of prior ASR programs.
During fiscal 2025, we retired 56 million of common stock shares without par value.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments and Other	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(138)	$(29)	$(167)
Other comprehensive income/(loss), before reclassifications	(3)	13	10
Amounts reclassified to earnings	—	2	2
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax benefit of $6 million	(3)	15	12
Balance at June 30, 2025	(141)	(14)	(155)
Other comprehensive income, before reclassifications	1	5	6
Amounts reclassified to earnings	—	(16)	(16)
Total other comprehensive income/(loss) attributable to Cardinal Health, Inc., net of tax expense of $9 million	1	(11)	(10)
Balance at June 30, 2026	$(140)	$(25)	$(165)

12. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc. ("EPS"):

(in millions, except per share amounts)	2026	2025	2024
Net earnings	$1,705	$1,569	$853
Net earnings attributable to noncontrolling interest	9	(8)	(1)
Net earnings attributable to Cardinal Health, Inc.	$1,714	$1,561	$852
Weighted-average common shares–basic	236	241	245
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	1	1	2
Weighted-average common shares–diluted	237	242	247
Basic earnings per common share attributable to Cardinal Health, Inc.:	$7.27	$6.48	$3.48
Diluted earnings per common share attributable to Cardinal Health, Inc.:	7.23	6.45	3.45
The antidilutive restricted share units and performance share units excluded from the computation of diluted EPS were immaterial for fiscal 2026 and 2025, and 1 million for fiscal 2024.

Cardinal Health | Fiscal 2026 Form 10-K	77

Notes to Financial Statements

13. Segment Information
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
Revenue
The following table presents revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

(in millions)	2026	2025	2024
Pharmaceutical and Specialty Solutions	$234,833	$204,644	$210,019
Global Medical Products and Distribution	12,719	12,636	12,381
Nuclear and Precision Health Solutions	1,851	1,578	1,369
at-Home Solutions	4,536	3,480	2,869
OptiFreight® Logistics	405	324	274
Other	6,792	5,382	4,512
Total segment revenue	254,344	222,662	226,912
Corporate (1)	(96)	(84)	(85)
Total revenue	$254,248	$222,578	$226,827
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.

The following table presents revenue by geographic area:

(in millions)	2026	2025	2024
United States	$252,639	$220,993	$225,231
International	1,705	1,669	1,681
Total segment revenue	254,344	222,662	226,912
Corporate (1)	(96)	(84)	(85)
Total revenue	$254,248	$222,578	$226,827
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
•litigation (recoveries)/charges, net;
•other (income)/expense, net;
•interest expense, net;
•impairment of equity interest in Outcomes; or
•provision for income taxes
In addition, certain investment spending, certain portions of enterprise-wide incentive compensation, and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $68 million, $72 million, and $59 million for fiscal 2026, 2025, and 2024, respectively.

78	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements

The following tables present revenue, expenses, and segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	2026
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$234,833	$12,719	$6,792	$254,344

Cost of products sold	229,141	10,383	5,044	244,568
SG&A	2,909	2,078	1,041	6,028
Total segment expenses	232,050	12,461	6,085	250,596

Segment profit	$2,783	$258	$707	$3,748
Corporate (1)				(1,135)
Consolidated operating earnings				$2,613

	2025
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$204,644	$12,636	$5,382	$222,662

Cost of products sold	199,999	10,470	4,023	214,492
SG&A	2,387	2,031	843	5,261
Total segment expenses	202,386	12,501	4,866	219,753

Segment profit	$2,258	$135	$516	$2,909
Corporate (1)				(634)
Consolidated operating earnings				$2,275

	2024
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$210,019	$12,381	$4,512	$226,912

Cost of products sold	205,864	10,264	3,367	219,495
SG&A	2,140	2,025	722	4,887
Total segment expenses	208,004	12,289	4,089	224,382

Segment profit	$2,015	$92	$423	$2,530
Corporate (1)				(1,287)
Consolidated operating earnings				$1,243
(1)Corporate revenue and expenses consists of the elimination of inter-segment revenue and other revenue and expenses not allocated to the segments.

Segment Assets
The following table presents total assets for the two reportable segments and the remaining operating segments, included in Other, and Corporate at June 30:

(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$40,777	$37,313
Global Medical Products and Distribution	6,651	6,889
Other	4,098	4,045
Corporate	5,773	4,875
Total assets	$57,299	$53,122

The following tables present depreciation and amortization and additions to property and equipment for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	2026	2025	2024
Pharmaceutical and Specialty Solutions	$257	$185	$184
Global Medical Products and Distribution	219	212	205
Other	112	88	79
Corporate	368	305	242
Total depreciation and amortization	$956	$790	$710

(in millions)	2026	2025	2024
Pharmaceutical and Specialty Solutions	$160	$118	$76
Global Medical Products and Distribution	134	133	136
Other	111	88	81
Corporate	244	208	218
Total additions to property and equipment	$649	$547	$511

The following table presents property and equipment, net by geographic area at June 30:

(in millions)	2026	2025
United States	$2,607	$2,422
International	424	436
Property and equipment, net	$3,031	$2,858

14. Share-Based Compensation
We maintain Cardinal Health, Inc. stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees. Upon vesting these units convert to common shares without restrictions or future service requirements. At June 30, 2026, 16 million shares remain available for future grants under the Cardinal Health, Inc. 2021 Long-Term Incentive Plan ("2021 LTIP"). Under the 2021 LTIP's fungible share counting provisions, stock options are counted against the plan as one share for every share issued; awards other than stock options are counted against the plan as two and one-half shares for every share issued. This means that only 7 million shares could be issued under awards other than stock options while 16 million shares could be issued under stock options. Shares are issued out of treasury shares when stock options are exercised and when restricted share units and performance share units vest. There were no stock options granted to employees during fiscal 2026, 2025, or 2024.
During fiscal 2026 and 2024, we modified the equity incentive awards of six and four employees, respectively, to amend provisions over involuntary termination. We recognized incremental share-based compensation expense of $1 million in fiscal 2026 and $9 million in fiscal 2024.

Cardinal Health | Fiscal 2026 Form 10-K	79

Notes to Financial Statements

The following table provides total share-based compensation expense by type of award:

(in millions)	2026	2025	2024
Restricted share unit expense	$72	$71	$77
Performance share unit expense	50	50	44
Total share-based compensation expense	$122	$121	$121
The total tax benefit related to share-based compensation was $15 million, $14 million, and $16 million for fiscal 2026, 2025, and 2024, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the consolidated statements of earnings. Our consolidated statements of cash flows present our share-based compensation expense as a reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2024	1.7	$70.98
Granted	0.7	108.72
Vested	(0.9)	72.07
Canceled and forfeited	(0.1)	94.67
Nonvested at June 30, 2025	1.4	86.30
Granted	0.6	158.85
Vested	(0.8)	90.67
Canceled and forfeited	(0.1)	124.98
Nonvested at June 30, 2026	1.1	$85.89
The following table provides additional data related to restricted share unit activity:

(in millions)	2026	2025	2024
Total compensation cost, net of estimated forfeitures, related to nonvested restricted share and share unit awards not yet recognized, pre-tax	$74	$64	$71
Weighted-average period in years over which restricted share and share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$60	$60	$63
Performance Share Units
Performance share units generally vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the performance goals are achieved and the Company's TSR relative to the S&P 500 Health Care Index, vested shares may range from zero to 240 percent of the target award amount. Performance share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2024	1.3	$97.03
Granted	0.5	113.88
Vested	(0.3)	108.79
Canceled and forfeited	—	—
Nonvested at June 30, 2025	1.5	99.45
Granted	0.5	153.66
Vested	(0.7)	92.71
Canceled and forfeited	(0.1)	125.34
Nonvested at June 30, 2026	1.2	$117.07

The following table provides additional data related to performance share unit activity:

(in millions)	2026	2025	2024
Total compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized, pre-tax	$49	$47	$46
Weighted-average period over which performance share unit cost is expected to be recognized (in years)	2	2	2
Total fair value of shares vested during the year	$108	$49	$20
Employee Retirement Savings Plans
Substantially all of our domestic non-union employees are eligible to be enrolled in our company-sponsored contributory retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986 and provide for matching and discretionary contributions by us. The total expense for our employee retirement savings plans was $152 million, $89 million, and $65 million for fiscal 2026, 2025, and 2024, respectively.
The Specialty Alliance Share-Based Compensation
The Specialty Alliance, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. Share-based compensation expense associated with these awards of $245 million and $123 million was recognized during fiscal 2026 and 2025, respectively. Of the expense recognized during fiscal 2026 and 2025, $238 million and $120 million is included in acquisition-related cash and share-based compensation costs and $7 million and $3 million is included in SG&A expenses in the consolidated statements of earnings, respectively. The liability and associated future expenses may vary based on the changes in the estimated fair value.

80	Cardinal Health | Fiscal 2026 Form 10-K

Notes to Financial Statements

The following table summarizes the fair market value of The Specialty Alliance Units as of June 30, 2026:

(in millions, except per share amounts)	Specialty Alliance Share Units	Fair Value per Share
Nonvested at January 30, 2025	216	$1.54
Granted	47	1.46
Vested	(56)	1.46
Canceled and forfeited	(1)	1.46
Nonvested at June 30, 2025	206	1.54
Vested at June 30, 2025	548	1.54
Granted	228	1.53
Vested	(171)	1.53
Canceled and forfeited	3	1.53
Nonvested at June 30, 2026	266	$1.53
Vested at June 30, 2026	835	$1.53
The total fair value of The Specialty Alliance Units vested during fiscal 2026 and 2025 was $258 million and $82 million, respectively. During fiscal 2026 and 2025, we recognized adjustments to the fair value of the liability, resulting in income of $13 million and expense of $41 million, respectively, related to the vested Specialty Alliance Units, which is recognized in acquisition-related cash and share-based compensation costs.
At June 30, 2026, the total pre-tax compensation cost related to nonvested Specialty Alliance Units not yet recognized was $407 million, which is expected to be recognized over a weighted-average period of approximately four years.

Cardinal Health | Fiscal 2026 Form 10-K	81

Schedule II	Valuation and Qualifying Accounts

Cardinal Health, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Fiscal 2026
Accounts receivable	$213	$101	$1	$(114)	$201
Finance notes receivable	2	13	—	(8)	7
Sales returns and allowances	447	1,797	—	(1,914)	330
	$662	$1,911	$1	$(2,036)	$538

Fiscal 2025
Accounts receivable	$233	$88	$1	$(109)	$213
Finance notes receivable	3	3	—	(4)	2
Sales returns and allowances	441	2,155	—	(2,149)	447
	$677	$2,246	$1	$(2,262)	$662

Fiscal 2024
Accounts receivable	$240	$108	$—	$(115)	$233
Finance notes receivable	6	2	—	(5)	3
Sales returns and allowances	474	2,207	—	(2,240)	441
	$720	$2,317	$—	$(2,360)	$677

(1)Fiscal 2026, 2025, and 2024 accounts receivable operating earnings impacts include $40 million, $38 million, and $74 million, respectively, for reserves related to service charges and customer disputes, excluded from provision for bad debts on the consolidated statements of cash flows and classified as a reduction in revenue in the consolidated statements of earnings.
(2)Recoveries of amounts provided for or written off were immaterial for fiscal 2026, 2025, and 2024.
(3)Write-off of uncollectible accounts or actual sales returns.
The sum of the components may not equal the total due to rounding.

82	Cardinal Health | Fiscal 2026 Form 10-K

Directors, Executive Officers, and Corporate Governance
Directors, Executive Officers, and Corporate Governance
Information About Our Executive Officers
The following is a list of our executive officers:

Name	Age	Position
Jason M. Hollar	53	Chief Executive Officer
Aaron E. Alt	54	Chief Financial Officer
Deborah L. Weitzman	61	Chief Executive Officer, Pharma segment
Stephen M. Mason	55	Chief Executive Officer, GMPD segment
Valerie C. Pitteroff	55	Chief Human Resources Officer
Jessica L. Mayer	57	Chief Legal and Compliance Officer
Michelle D. Greene	56	Executive Vice President, Chief Information Officer, and Customer Support Services
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
Mr. Mason has served as Chief Executive Officer, GMPD segment since August 2019.
Ms. Pitteroff has served as Chief Human Resources Officer since January 2026. Prior to her appointment as Chief Human Resources Officer, Ms. Pitteroff served as our Senior Vice President, Human Resources beginning in October 2021 and Vice President, Human Resources - Corporate Affairs, Finance, Human Resources & Strategy beginning in August 2020.
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
The other information called for by Item 10 of Form 10-K is incorporated by reference to our Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2026 Annual Meeting of Shareholders (our “2026 Proxy Statement”) under the captions “Corporate Governance” and “Share Ownership Information.”
The other information called for by Item 12 of Form 10-K is incorporated by reference to our 2026 Proxy Statement under the caption "Share Ownership Information."

Cardinal Health | Fiscal 2026 Form 10-K	83

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
4.2.19
Third Supplemental Indenture, dated as of August 27, 2025, between Cardinal Health, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Cardinal Health's Current Report on Form 8-K filed on August 27, 2025, File No. 1-11373).

4.2.20	Form of 4.500% Notes due 2030 (included in Exhibit 4.2.19).
4.2.21	Form of 5.150% Notes due 2035 (included in Exhibit 4.2.19).
4.3
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of Cardinal Health, Inc. and consolidated subsidiaries (incorporated by reference to Exhibit 4.07 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 1-11373)

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to Cardinal Health's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, File No. 1-11373)

84	Cardinal Health | Fiscal 2026 Form 10-K

Exhibits

10.1.1	Cardinal Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on November 9, 2021, File No. 1-11373)*
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
10.3.2
First Amendment to Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.3
Second Amendment to the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 3019, File No. 1-11373)*

10.3.4
Form of Nonqualified Stock Option Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.3 to Cardinal Health's Annual Report on Form 10-K for the fiscal year end June 30, 2017, File No. 1-11373)*

10.3.5
Form of Restricted Share Units Agreement under the Amended Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporate by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)*

10.3.6
Form of Performance Share Units Agreement under the Cardinal Health, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-11373)

10.4.1
Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-11373)*

10.4.2
First Amendment to Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-11373)*

10.4.3
Second Amendment to the Cardinal Health, Inc. 2007 Nonemployee Directors Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2011, File No. 1-11373)*

10.5.1
Cardinal Health Deferred Compensation Plan, Amended and Restated effective January 1, 2020 (incorporated by reference to Exhibit 10.4 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)*

10.5.2
First Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020 (incorporated by reference to Exhibit 10.2 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 1-11373)*

10.5.3
Second Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020, dated November 4, 2022 (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the for the quarter ended December 31, 2022)*

10.5.4
Third Amendment to the Cardinal Health Deferred Compensation Plan, as amended and restated on January 1, 2020 (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, File No. 1-11373)*

Cardinal Health | Fiscal 2026 Form 10-K	85

Exhibits

10.6.1	Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on September 26, 2018, File No. 1-11373)
10.6.2
First Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, File No. 1-11373)

10.6.3
Second Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.6.3 to Cardinal Health's Annual Report on Form10-K for the fiscal year ended June 30, 2023, File No. 1-11373)

10.6.4
Third Amendment to the Cardinal Health, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Quarterly Report on Form 10-Q filed on November 3, 2023, File No. 1-11373)*

10.7
Cardinal Health, Inc. Policy Regarding Shareholder Approval of Severance Agreements (incorporated by reference to Exhibit 10.09 to Cardinal Health’s Current Report on Form 8-K filed on August 7, 2006, File No. 1-11373)*

10.8.1
Confidentiality and Business Protection Agreement, between Cardinal Health, Inc. and Aaron E. Alt (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)*

10.8.2
Aircraft Time Sharing Agreement, dated as of November 718, 20222025, by and among Cardinal Health, Inc. and Jason M. Hollar (incorporated by reference to Exhibit 10.1 3 to Cardinal Health's Quarterly Report on Form 10-Q for the for the quarter ended December 31, 20222025)*

10.9.1
Letter Agreement, dated March 9, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.9.2
Letter Agreement, dated December 12, 2022, between Cardinal Health, Inc. and Aaron E. Alt (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on December 19, 2022, File No. 1-11373)*

10.9.3
Confidentiality and Business Protection Agreement, effective as of April 27, 2020, between Cardinal Health, Inc. and Jason Hollar (incorporated by reference to Exhibit 10.2 to Cardinal Health's Current Report on Form 8-K filed on March 19, 2020, File No. 1-11373)*

10.9.4
Confidentiality and Business Protection Agreement, effective as of August 16, 2019, between Cardinal Health, Inc. and Stephen M. Mason (incorporated by reference to Exhibit 10.9.4 to Cardinal Health's Annual Report on Form 10-K filed August 14, 2024. File No. 1-11373)*

10.9.5
Confidentiality and Business Protection Agreement, effective as of September 19, 2022, between Cardinal Health, Inc. and Deborah L. Weitzman (incorporated by reference to Exhibit 10.9.5 to Cardinal Health's Annual Report on Form 10-K filed August 14, 2024. File No. 1-11373)*

10.10
Form of Indemnification Agreement between Cardinal Health, Inc. and certain individual directors (incorporated by reference to Exhibit 10.38 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 1-11373)

10.11.1
Issuing and Paying Agency Agreement, dated August 9, 2006, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.2
First Amendment to Issuing and Paying Agency Agreement, dated February 28, 2007, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.01 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.3
Second Amendment to Issuing and Paying Agency Agreement, effective as of December 1, 2016, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.4
Third Amendment to Issuing and Paying Agency Agreement, dated September 15, 2017, between Cardinal Health, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-11373)

10.11.5
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.6
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.02 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.7
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and J.P. Morgan Securities LLC (formerly known as J.P. Morgan Securities Inc.) (incorporated by reference to Exhibit 10.4 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.8
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and J.P. Morgan Securities LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.6 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.9
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.10
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.03 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.11
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, f/k/a Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.12
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.3 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.13
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

10.11.14
First Amendment to Commercial Paper Dealer Agreement, dated February 28, 2007, between Cardinal Health, Inc. and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.04 to Cardinal Health’s Current Report on Form 8-K filed on March 6, 2007, File No. 1-11373)

10.11.15
Second Amendment to Commercial Paper Dealer Agreement, effective as of December 31, 2012, between Cardinal Health, Inc. and Wells Fargo Securities, LLC, as successor in interest to Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.6 to Cardinal Health’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-11373)

10.11.16
Commercial Paper Dealer Agreement between Cardinal Health, Inc. and Wells Fargo Securities, LLC, effective as of December 1, 2016 (incorporated by reference to Exhibit 10.5 to Cardinal Health's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, File No. 1-11373)

10.11.17
Commercial Paper Dealer Agreement, dated August 9, 2006, between Cardinal Health, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.05 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, File No. 1-11373)

86	Cardinal Health | Fiscal 2026 Form 10-K

Exhibits

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

10.13.9
First Amendment, dated September 30, 2025, to the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 3, 2025, File No. 1-11373)

10.13.10
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

10.16	364-Day Credit Agreement, dated October 7, 2025 (incorporated by reference to Exhibit 10.1 to Cardinal Health's Current Report on Form 8-K filed on October 10, 2025, File No. 1-11373)
19.1
Restrictions on buying and selling stock and securities (Insider trading) policy (incorporated by reference to Exhibit 19.1 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, File No. 1-11373)

21.1	List of Subsidiaries of Cardinal Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cardinal Health | Fiscal 2026 Form 10-K	87

Exhibits

97	Cardinal Health, Inc. Clawback Policy (incorporated by reference to Exhibit 19.1 to Cardinal Health’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, File No. 1-11373)
99.1	Statement Regarding Forward-Looking Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)
* Management contract or compensatory plan or arrangement.

88	Cardinal Health | Fiscal 2026 Form 10-K

Form 10-K Cross Reference Index

Form 10-K Cross Reference Index

Item		Page(s)

	Part 1
1	Business	25
1A	Risk Factors	33
1B	Unresolved Staff Comments	N/A
1C	Cybersecurity	42
2	Properties	43
3	Legal Proceedings	43
4	Mine Safety Disclosures	N/A

	Part II
5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	44
6	Reserved	N/A
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
7A	Quantitative and Qualitative Disclosures about Market Risk	23
8	Financial Statements and Supplementary Data	50
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
9A	Controls and Procedures	46
9B	Other Information	N/A

	Part III
10	Directors, Executive Officers, and Corporate Governance	83
11	Executive Compensation	(a)
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)
13	Certain Relationships and Related Transactions, and Director Independence	(c)
14	Principal Accounting Fees and Services	(d)

	Part IV
15	Exhibits, Financial Statement Schedules	84
16	Form 10-K Summary	N/A
	Signatures	90

N/A	Not applicable
(a)	The information called for by Item 11 of Form 10-K is incorporated by reference to our 2026 Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”
(b)	The information called for by Item 12 of Form 10-K is incorporated by reference to our 2026 Proxy Statement under the captions "Executive Compensation" and "Share Ownership Information."
(c)	The information called for by Item 13 of Form 10-K is incorporated by reference to our 2026 Proxy Statement under the caption "Corporate Governance."
(d)	The information called for by Item 14 of Form 10-K is incorporated by reference to our 2026 Proxy Statement under the caption “Audit Committee Matters.”

Cardinal Health | Fiscal 2026 Form 10-K	89

Signatures
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2026.

Cardinal Health, Inc.

By:	/s/ JASON M. HOLLAR
JASON M. HOLLAR
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on August 11, 2026.

Name	Title
/s/ JASON M. HOLLAR	Chief Executive Officer and Director (principal executive officer)
Jason M. Hollar

/s/ AARON E. ALT	Chief Financial Officer (principal financial officer)
Aaron E. Alt

/s/ MARY C. SCHERER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Mary C. Scherer

/s/ ROBERT W. AZELBY	Director
Robert W. Azelby

/s/ MICHELLE M. BRENNAN	Director
Michelle M. Brennan

/s/ SHERI H. EDISON	Director
Sheri H. Edison

/s/ DAVID C. EVANS	Director
David C. Evans

/s/ PATRICIA A. HEMINGWAY HALL	Director
Patricia A. Hemingway Hall

/s/ AKHIL JOHRI	Director
Akhil Johri

/s/ NANCY KILLEFER	Director
Nancy Killefer

/s/ CHRISTINE A. MUNDKUR	Director
Christine A. Mundkur

/s/ ROBERT W. MUSSLEWHITE	Director
Robert W. Musslewhite

/s/ SUDHAKAR RAMAKRISHNA	Director
Sudhakar Ramakrishna

90	Cardinal Health | Fiscal 2026 Form 10-K