Form 10-Q
period 2026-09-30
CARDINAL HEALTH INC
filed 2026-11-05
CIK 721371

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of the registrant’s common shares, without par value, outstanding as of October 31, 2026, was the following: 231,136,655.

Cardinal Health Q1 Fiscal 2027 Form 10-Q

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	1

Introduction
Introduction
References to Cardinal Health and Fiscal Years
As used in this report, "we," "our," "us," "Cardinal Health," and similar pronouns refer to Cardinal Health, Inc. and its majority-owned and consolidated subsidiaries, unless the context requires otherwise. Our fiscal year ends on June 30. References to fiscal 2027 and 2026 are to the fiscal years ended June 30, 2027 and 2026, respectively. Except as otherwise specified, information in this report is provided as of September 30, 2026.
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
Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations
Our MD&A within this Form 10-Q is concerned with material changes in financial condition and results of operations, including amounts and certainty of cash flows from operations and from outside sources, between the periods specified in our condensed consolidated balance sheets at September 30, 2026 and June 30, 2026, and in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for the three months ended September 30, 2026 and 2025. All comparisons presented are with respect to the prior-year period, unless stated otherwise. The discussion and analysis in this Form 10-Q should be read in conjunction with the MD&A included in our 2026 Form 10-K.
Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this "Form 10-Q") (including any information incorporated by reference) includes "forward-looking statements" addressing expectations, prospects, estimates, and other matters that are dependent upon future events or developments. Many forward-looking statements appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), but there are others in this Form 10-Q, which may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook, and expense accruals. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those made, projected, or implied. The most significant of these risks and uncertainties are described in this Form 10-Q, including Exhibit 99.1, and in "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“2026 Form 10-K”). Forward-looking statements in this Form 10-Q speak only as of the date of this document. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website (www.cardinalhealth.com), under the “Investor Relations — Financials — SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information contained on or accessible via our website is not part of or otherwise incorporated by reference into this report, unless expressly noted otherwise. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

2	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

MD&A	About
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

Other Operating Segments

Our Nuclear and Precision Health Solutions operating segment operates nuclear pharmacies and manufacturing facilities, which manufacture, prepare, and deliver radiopharmaceuticals for use in nuclear imaging, theranostics, and other procedures in hospitals and physician offices. This segment also contract manufactures radiopharmaceutical isotopes and treatments and holds the rights to manufacture and distribute Lymphoseek®, a radiopharmaceutical diagnostic imaging agent.
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

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	3

MD&A	Overview
Overview of Consolidated Results
Revenue

Revenue increased 5 percent from the prior-year quarter to $67.5 billion due to branded and specialty pharmaceutical sales growth from existing customers.

GAAP and Non-GAAP Operating Earnings

	Three Months Ended September 30,
(in millions)	2026	2025	Change
GAAP operating earnings	$753	$668	13%
Restructuring and employee severance	23	20
Amortization and other acquisition-related costs	182	104
Acquisition-related cash and share-based compensation costs	94	64
Impairments and (gain)/loss on disposal of assets, net	(4)	2
Litigation (recoveries)/charges, net	(47)	—
Non-GAAP operating earnings	$1,001	$857	17%
The sum of the components and certain computations may reflect rounding adjustments.
GAAP operating earnings for the three months ended September 30, 2026 increased 13 percent from the prior-year quarter to $753 million, primarily due to the increased contributions from branded and specialty pharmaceutical products and the performance of our generics program, partially offset by an increase in acquisition-related costs.
Non-GAAP operating earnings for the three months ended September 30, 2026 increased 17 percent from the prior-year quarter to $1.0 billion, primarily due to the increased contributions from branded and specialty pharmaceutical products and the performance of our generics program.

GAAP and Non-GAAP Diluted EPS

	Three Months Ended September 30,
($ per share)	2026 (2)	2025 (2)	Change
GAAP diluted EPS (1)	$2.38	$1.88	27%
Restructuring and employee severance	0.07	0.06
Amortization and other acquisition-related costs	0.57	0.31
Acquisition-related cash and share-based compensation costs	0.38	0.26
Impairments and (gain)/loss on disposal of assets, net	(0.01)	—
Litigation (recoveries)/charges, net	(0.13)	0.03
Non-GAAP diluted EPS (1)	$3.26	$2.55	28%
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
GAAP diluted EPS for the three months ended September 30, 2026 increased 27 percent from the prior-year quarter to $2.38, primarily due to the factors impacting GAAP operating earnings in the preceding section and favorable changes in discrete tax items.
Non-GAAP diluted EPS for the three months ended September 30, 2026 increased 28 percent from the prior-year quarter to $3.26, primarily due to the factors impacting non-GAAP operating earnings in the preceding section and favorable changes in discrete tax items.

4	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Significant Developments in Fiscal 2027 and Trends
Pharmaceutical and Specialty Solutions Segment

Branded Pharmaceuticals
There are a number of proposed and adopted U.S. government policy initiatives being considered that could directly or indirectly impact pharmaceutical manufacturer list prices for branded pharmaceutical products. The Inflation Reduction Act has and will continue to adversely impact our revenue by capping prices for certain drugs; however, our profitability has not been materially impacted. Additionally, the Executive Order titled “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” and other administrative policies or actions may impact sales or profitability of branded pharmaceutical products. The extent of any future impacts is uncertain and may vary depending on the timeline for implementation and the extent of any price reductions.
An April 2026 proclamation issued by the President of the United States imposed tariffs on imports of branded pharmaceutical products and associated ingredients imported into the United States. If pharmaceutical manufacturers raise their prices or stop importing certain products, we could experience increased costs or supply disruptions which may impact our financial results.
With respect to GLP-1 medications, we experienced increased demand during the three months ended September 30, 2026, which positively impacted our Pharma segment revenue and consolidated revenue; however, increased GLP-1 sales did not meaningfully contribute to segment profit. Demand growth for GLP-1 medications began to moderate in fiscal year 2026 and we expect future demand growth moderation to continue; however, demand for these medications is unpredictable.
Generics Program
The financial results of our Pharma segment generics program include, among other things, the impact of generic pharmaceutical product launches, customer volumes, pricing changes, the Red Oak Sourcing, LLC venture ("Red Oak Sourcing") with CVS Health Corporation ("CVS Health"), and generic pharmaceutical contract manufacturing and sourcing costs.
The frequency, timing, magnitude, and profit impact of generic pharmaceutical customer volumes, pricing changes, customer contract renewals, generic pharmaceutical manufacturer pricing changes, and generic pharmaceutical contract manufacturing and sourcing costs all impact Pharma segment profit and are subject to risks and uncertainties. Additionally, while generic pharmaceutical products are not currently subject to U.S. tariffs, it is possible that this may change in the future, which may impact our costs or decrease available supply. These risks and uncertainties may impact Pharma segment profit and consolidated operating earnings during the remainder of fiscal 2027 and beyond.
Tariffs

International Emergency Economic Powers Act ("IEEPA") Tariffs
In February 2025, the United States imposed tariffs under the IEEPA on certain goods, materials, and products imported into the United States from countries where we do business. Between February 2025 and 2026, we have paid approximately $200 million in IEEPA tariffs, related to products that we source, manufacture, or distribute, primarily in our GMPD segment.
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
As of September 30, 2026, we have recovered the majority of refunds for the claims submitted under Phase 1 and Phase 2. We expect the remainder of claims to be submitted in future phase filings, for which the CBP has not yet opened the claims submission process. After receiving refunds of all IEEPA tariffs from the U.S. Government, we expect to return to customers the portion of those refunds that reflect the estimated increased prices paid related to IEEPA tariffs. The ultimate resolution of this matter could impact our results of operations in future periods, including GMPD segment profit and consolidated operating income.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	5

Tariff Environment
The tariff environment remains dynamic and we do not expect to be able to establish alternative sources of supply or otherwise mitigate the potential impact of tariffs on all of the products that we source, manufacture, or distribute. For example, in addition to the IEEPA tariffs discussed above, our GMPD segment has experienced, and expects to continue to experience, increased costs as a result of tariffs imposed or expected to be imposed under different legal authority. Our GMPD segment continues to take action to reduce the impact of these and other potential tariffs on our financial results, including through cost optimization initiatives and by increasing prices on impacted products to customers; however, these measures have not fully offset the adverse impact and may not in the future. We are still incurring increased costs from tariffs, and if we are not successful at increasing prices to customers, our financial results will continue to be negatively impacted. Furthermore, if our competitors do not increase prices, or increase prices to a lesser extent than we do or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected.
Additionally, while generic pharmaceutical products are not currently subject to U.S. tariffs, in July 2026, the President issued a statement indicating that generic pharmaceutical products will be subject to 100% tariffs beginning in 2028 and 200% tariffs beginning in 2029. There remains significant uncertainty about the ultimate implementation of this proposal; however, these potential tariffs may impact our costs or decrease available supply, which could impact Pharma segment profit and consolidated operating earnings.
Iran Conflict

The conflict in Iran has resulted in higher than anticipated costs for fuel and transportation across the enterprise as well as products manufactured or distributed by our GMPD segment. We may not be successful at offsetting these increased prices through cost-savings measures or increasing prices to customers. If we are not able to offset these increased prices, profit may be negatively impacted to a greater extent than initially expected.

6	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

MD&A	Results of Operations
Results of Operations
Revenue

	Three Months Ended September 30,
(in millions)	2026	2025	Change
Pharmaceutical and Specialty Solutions	$62,582	$59,205	6%
Global Medical Products and Distribution	3,190	3,184	—%
Other	1,764	1,641	7%
Total segment revenue	67,536	64,030	5%
Corporate	(23)	(21)	N.M.
Total revenue	$67,513	$64,009	5%
Pharmaceutical and Specialty Solutions
Pharma segment revenue increased 6 percent from the prior-year quarter to $62.6 billion, primarily due to branded and specialty pharmaceutical sales growth from existing customers.
Global Medical Products and Distribution
GMPD segment revenue was flat at $3.2 billion compared to the prior-year quarter. This reflected Cardinal Health brand growth, offset by a decrease from distribution.
Other
Other segment revenue increased 7 percent from the prior-year quarter to $1.8 billion due to growth across Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	7

MD&A	Results of Operations
Cost of Products Sold

Cost of products sold increased 5 percent from the prior-year quarter to $64.9 billion due to the factors affecting the changes in revenue and gross margin.

Gross Margin

	Three Months Ended September 30,
(in millions)	2026	2025	Change
Gross margin	$2,596	$2,319	12%
Gross margin increased 12 percent from the prior-year quarter to $2.6 billion, primarily due to the acquisition of MSO platforms, the contribution from branded pharmaceutical and specialty pharmaceutical products, and the performance of our generics program.
Gross margin rate increased 23 basis points from the prior-year quarter, primarily due to the acquisition of MSO platforms and the performance of our generics program.

Distribution, Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
(in millions)	2026	2025	Change
SG&A expenses	$1,595	$1,461	9%
SG&A expenses increased 9 percent from the prior-year quarter to $1.6 billion, primarily due to acquisitions of MSO platforms and higher costs to support sales growth for existing customers.

8	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

MD&A	Results of Operations
Segment Profit

We evaluate segment performance based on segment profit, among other measures. See Note 12 of the "Notes to Condensed Consolidated Financial Statements" for additional information on segment profit.

	Three Months Ended September 30,
(in millions)	2026	2025	Change
Pharmaceutical and Specialty Solutions	$783	$667	17%
Global Medical Products and Distribution	33	46	(28)%
Other	193	166	16%
Total segment profit	1,009	879	15%
Corporate	(256)	(211)	N.M.
Total consolidated operating earnings	$753	$668	13%
Pharmaceutical and Specialty Solutions
Pharma segment profit increased 17 percent from the prior-year quarter to $783 million, primarily due to the increased contributions from branded and specialty pharmaceutical products and the performance of our generics program.
Global Medical Products and Distribution
GMPD segment profit decreased 28 percent from the prior-year quarter to $33 million, primarily due to unfavorable distribution and foreign exchange impacts, partially offset by growth in Cardinal Health brand.
Other
Other segment profit increased 16 percent from the prior-year quarter to $193 million due to the performance of OptiFreight® Logistics, Nuclear and Precision Health Solutions, and at-Home Solutions.
Corporate
The changes in Corporate during the three months ended September 30, 2026 are due to the factors discussed in the "Other Components of Consolidated Operating Earnings" section that follows.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	9

MD&A	Results of Operations
Other Components of Consolidated Operating Earnings

In addition to revenue, gross margin, and SG&A expenses discussed previously, consolidated operating earnings were impacted by the following:

	Three Months Ended September 30,
(in millions)	2026	2025
Restructuring and employee severance	$23	$20
Amortization and other acquisition-related costs	182	104
Acquisition-related cash and share-based compensation costs	94	64
Impairments and (gain)/loss on disposal of assets, net	(4)	2
Litigation (recoveries)/charges, net	(47)	—
Restructuring and Employee Severance
Restructuring and employee severance costs during the three months ended September 30, 2026 primarily related to the implementation of cost-savings and other strategic initiatives. Restructuring and employee severance costs during the three months ended September 30, 2025 primarily related to the implementation of cost-savings initiatives.
Amortization and Other Acquisition-Related Costs
Amortization of acquisition-related intangible assets was $100 million and $87 million for the three months ended September 30, 2026 and 2025, respectively.
Transaction and integration costs associated with acquisitions were $82 million and $17 million for the three months ended September 30, 2026 and 2025, respectively.
Acquisition-related Cash and Share-based Compensation Costs
Acquisition-related cash and share-based compensation costs were $94 million and $64 million for the three months ended September 30, 2026 and 2025, respectively, primarily driven by the acquisitions within The Specialty Alliance.
Litigation (Recoveries)/Charges, Net
During the three months ended September 30, 2026, we recognized income of $47 million for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff.

Earnings Before Income Taxes

In addition to the items discussed above, earnings before income taxes was impacted by the following:

	Three Months Ended September 30,
(in millions)	2026	2025	Change
Other (income)/expense, net	$(6)	$(10)	N.M.
Interest expense, net	73	80	(9)%
Impairment of equity interest in Outcomes	(2)	—	N.M.
Interest Expense, Net
Interest expense, net decreased 9 percent from the prior-year quarter to $73 million, primarily due to increased interest income from cash and equivalents.

Provision for Income Taxes

During the three months ended September 30, 2026 and 2025, the effective tax rate was 19.2 percent and 24.1 percent, respectively. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” for additional information.

10	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

MD&A	Liquidity and Capital Resources
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
Cash and Equivalents

Our cash and equivalents balance was $5.3 billion at September 30, 2026 compared to $4.9 billion at June 30, 2026.
During the three months ended September 30, 2026, net cash provided by operating activities was $1.4 billion, which includes payments totaling $385 million related to the opioid litigation.
During the three months ended September 30, 2026, we deployed $500 million for share repurchases, $157 million for capital expenditures, $149 million for acquisitions, and $126 million for dividends.
At September 30, 2026, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Changes in working capital, which impact operating cash flow, can vary significantly depending on factors such as the timing of customer payments, inventory purchases, payments to vendors, and tax payments in the regular course of business, as well as fluctuating working capital needs driven by customer and product mix.
The cash and equivalents balance at September 30, 2026 included $532 million of cash held by subsidiaries outside of the United States.
Other Financing Arrangements and Financial Instruments

Credit Facilities and Commercial Paper
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2026 include a $4.0 billion commercial paper program, backed by a $4.0 billion revolving credit facility that expires in August 2031. At September 30, 2026, we had no amounts outstanding under our commercial paper program or our revolving credit facility.
On August 7, 2026, we entered into a consolidated $4.0 billion 5-year revolving credit facility, in conjunction with the terminations of the existing $2.0 billion revolving credit facility, the $1.0 billion 364-Day revolving credit facility, and the $1.0 billion committed receivables sales facility.
On September 15, 2026, we also increased our commercial paper program to $4.0 billion. This program is backstopped by our revolving credit facility.
Between October 29 and November 2, 2026, we entered into $1 billion of uncommitted revolving credit facilities.
Our revolving credit facility requires us to maintain a consolidated net leverage ratio of no greater than 4.00-to-1.00. As of September 30, 2026, we were in compliance with this financial covenant.
Long-Term Debt and Other Short-Term Borrowings
We had total long-term obligations, including the current portion and other short-term borrowings, of $8.8 billion and $8.9 billion at September 30, 2026 and June 30, 2026, respectively.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	11

MD&A	Liquidity and Capital Resources
Capital Deployment

Opioid Litigation Settlements
We had $3.9 billion accrued at September 30, 2026 related to certain national opioid litigation settlements, as further described within Note 6 of the "Notes to Condensed Consolidated Financial Statements." We expect the majority of the remaining payment amounts to occur through 2038. During the three months ended September 30, 2026, we made payments totaling $385 million related to opioid litigation, which included our sixth annual payment of $366 million under National Opioid Settlement Agreement ("the NOSA"). The amounts of future annual payments under the NOSA may differ from the payments that we have already made.
Capital Expenditures
Capital expenditures during the three months ended September 30, 2026 and 2025 were $157 million and $108 million, respectively.
Dividends
On each of May 5, 2026 and August 4, 2026, our Board of Directors approved a quarterly dividend of $0.5158 per share, or $2.06 per share on an annualized basis, which were paid on July 15, 2026 and October 15, 2026 to shareholders of record on July 1, 2026 and October 1, 2026, respectively.
Share Repurchases
During the three months ended September 30, 2026, we deployed $500 million for repurchases of our common shares under an accelerated share repurchase ("ASR") program. We funded the repurchases with available cash. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.

12	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

MD&A	Other Items

Other Items
The MD&A in the 2026 Form 10-K addresses our contractual obligations and cash requirements, as of and for the fiscal year ended June 30, 2026. There have been no subsequent material changes outside of the ordinary course of business to those items.
Critical Accounting Policies and Sensitive Accounting Estimates
Critical accounting policies are those accounting policies that (i) can have a significant impact on our financial condition and results of operations and (ii) require the use of complex and subjective estimates based upon past experience and management’s judgment. Other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Estimates are inherently uncertain, therefore actual results may differ, including due to the risks discussed in "Risk Factors" and other risks discussed in the 2026 Form 10-K and our other filings with the SEC since June 30, 2026. There have been no material changes to our critical accounting estimates since the filing of our 2026 Form 10-K.
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
Our reporting units are Pharmaceutical and Specialty Solutions (excluding Navista and The Specialty Alliance), Navista, The Specialty Alliance, GMPD, Nuclear and Precision Health Solutions, at-Home Solutions, and OptiFreight® Logistics.
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

Navista Goodwill
Due to certain reductions in our long-term financial plan assumptions during the three months ended March 31, 2026, we elected to bypass the qualitative assessment and perform quantitative goodwill impairment testing for Navista, which resulted in a pre-tax impairment charge of $184 million for the Navista reporting unit. The impairment charge was primarily due to changes in the risk profile of the business plans, resulting in an increase in the discount rate. These changes reflect business model updates and base operational performance.
Adverse changes in key assumptions such as a decrease in future cash flows, an increase in the discount rate or a decrease in the terminal growth rate, among other things, may result in an impairment for Navista goodwill in future periods, which could adversely affect our results of operations.
During the three months ended September 30, 2026, there were no indicators of goodwill impairment for the Navista reporting unit.

13	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

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

14	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

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
•Impairment of equity interest in Outcomes was incurred in connection with the observed reduction in the estimated fair value of the Outcomes business in fiscal 2026 as a result of the majority shareholder decision to sell the Outcomes business, of which we held a 16 percent equity interest. We exclude this impairment from non-GAAP results as impairments of unconsolidated equity investments of this magnitude do not occur in the normal course of our ongoing business operations. This impairment is similar in nature to a gain or loss on the divestiture of a majority interest, which we also exclude from non-GAAP results, including the gain recognized on our initial divestiture of the Outcomes business in fiscal 2024. The exclusion of this impairment from non-GAAP financial measures facilitates comparison of our current financial results to our historical financial results. For the three months ended September 30, 2026, we recognized a gain in connection with the completion of the sale of the Outcomes business.
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
Non-GAAP earnings before income taxes: earnings before income taxes excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net, and (8) impairment of equity interest in Outcomes.
Non-GAAP net earnings attributable to non-controlling interests: net earnings attributable to non-controlling interests excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net, and (8) impairment of equity interest in Outcomes, each net of tax.
Non-GAAP net earnings attributable to Cardinal Health, Inc.: net earnings attributable to Cardinal Health, Inc. excluding (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net, and (8) impairment of equity interest in Outcomes, each net of tax.
Non-GAAP effective tax rate: provision for income taxes adjusted for the tax impacts of (1) LIFO charges/(credits), (2) state opioid assessment related to prior fiscal years, (3) restructuring and employee severance, (4) amortization and other acquisition-related costs, (5) acquisition-related cash and share-based compensation costs, (6) impairments and (gain)/loss on disposal of assets, net, (7) litigation (recoveries)/charges, net, and (8) impairment of equity interest in Outcomes, divided by (earnings before income taxes adjusted for the items above).
Non-GAAP diluted earnings per share attributable to Cardinal Health, Inc.: non-GAAP net earnings attributable to Cardinal Health, Inc. divided by diluted weighted-average shares outstanding.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	15

Explanation and Reconciliation of Non-GAAP Financial Measures
GAAP to Non-GAAP Reconciliations

	Operating Earnings	Operating Earnings Growth Rate	Earnings Before Income Taxes	Provision for Income Taxes	Net Earnings Attributable to Non-Controlling Interests	Net Earnings (1)	Net Earnings (1) Growth Rate	Diluted EPS (1)	Diluted EPS (1) Growth Rate
(in millions, except per common share amounts)	Three Months Ended September 30, 2026
GAAP	$753	13%	$688	$132	$(2)	$554	23%	$2.38	27%
Restructuring and employee severance	23		23	6		17		0.07
Amortization and other acquisition-related costs	182		182	48		134		0.57
Acquisition-related cash and share-based compensation costs	94		94	5		89		0.38
Impairments and (gain)/loss on disposal of assets, net	(4)		(4)	(1)		(3)		(0.01)
Litigation (recoveries)/charges, net	(47)		(47)	(16)		(31)		(0.13)
Impairment of equity interest in Outcomes	—		(2)	(1)		(1)		—
Non-GAAP	$1,001	17%	$934	$173	$(2)	$759	24%	$3.26	28%

	Three Months Ended September 30, 2025
GAAP	$668	18%	$598	$144	$(4)	$450	8%	$1.88	11%
Restructuring and employee severance	20		20	5		15		0.06
Amortization and other acquisition-related costs	104		104	30		74		0.31
Acquisition-related cash and share-based compensation costs	64		64	1		63		0.26
Impairments and (gain)/loss on disposal of assets, net	2		2	1		1		—
Litigation (recoveries)/charges, net	—		—	(8)		8		0.03
Non-GAAP	$857	37%	$788	$173	$(4)	$611	33%	$2.55	36%
(1)    Attributable to Cardinal Health, Inc.
The sum of the components and certain computations may reflect rounding adjustments.
We apply varying tax rates depending on the item's nature and tax jurisdiction where it is incurred.

16	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Other

Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2026 Form 10-K since the end of fiscal 2026 through September 30, 2026.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Modification of Certain Software Systems
The Pharma segment is in the process of modifying certain finance and operating information systems related to ongoing supply chain optimization initiatives. If these systems and processes are not effectively implemented or fail to operate as intended, it could adversely affect our internal control over financial reporting.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	17

Other
Legal Proceedings
The legal proceedings described in Note 6 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Risk Factors
You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in the 2026 Form 10-K and our filings with the SEC since June 30, 2026. These risks could materially and adversely affect our results of operations, financial condition, liquidity, and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2,3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3) (in millions)
July 2026	16	$231.96	—	$1,393
Aug 2026	1,708,245	234.16	1,708,234	5,993
Sept 2026	450,424	222.05	450,348	5,893
Total	2,158,685	$231.63	2,158,582	$5,893
(1)Reflects 16, 11, and 76 common shares purchased in July, August, and September 2026, respectively, through a rabbi trust as investments of participants in our Deferred Compensation Plan.
(2)On August 12, 2026, we entered into an ASR program to purchase common shares for an aggregate purchase price of $500 million and received an initial delivery of 1.7 million common shares using a reference price of $234.16. The ASR program concluded on September 18, 2026 at a volume weighted average price per common share of $231.63 resulting in a final delivery of 0.5 million common shares. See Note 10 of the "Notes to Condensed Consolidated Financial Statements" for additional information.
(3)On June 7, 2023, our Board of Directors approved a $3.5 billion share repurchase program, which will expire on December 31, 2027. On August 4, 2026, our Board of Directors approved a new $5.0 billion share repurchase program. As of September 30, 2026, we had $5.9 billion authorized for share repurchases remaining under these programs.
Other Information
Rule 10b5-1 Plan Adoptions and Modifications
During the three months ended September 30, 2026, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K under the Exchange Act.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	18

Financial Statements
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,
(in millions, except per common share amounts)	2026	2025
Revenue	$67,513	$64,009
Cost of products sold	64,917	61,690
Gross margin	2,596	2,319

Operating expenses:
Distribution, selling, general, and administrative expenses	1,595	1,461
Restructuring and employee severance	23	20
Amortization and other acquisition-related costs	182	104
Acquisition-related cash and share-based compensation costs	94	64
Impairments and (gain)/loss on disposal of assets, net	(4)	2
Litigation (recoveries)/charges, net	(47)	—
Operating earnings	753	668

Other (income)/expense, net	(6)	(10)
Interest expense, net	73	80
Impairment of equity interest in Outcomes	(2)	—
Earnings before income taxes	688	598

Provision for income taxes	132	144
Net earnings	556	454

Less: Net earnings attributable to noncontrolling interests	(2)	(4)
Net earnings attributable to Cardinal Health, Inc.	$554	$450

Earnings per common share attributable to Cardinal Health, Inc.:
Basic	$2.39	$1.89
Diluted	$2.38	$1.88

Weighted-average number of common shares outstanding:
Basic	232	238
Diluted	233	239

Cash dividends declared per common share	$0.5158	$0.5107
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	19

Financial Statements
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(in millions)	2026	2025
Net earnings	$556	$454

Other comprehensive income/(loss):
Foreign currency translation adjustments and other	4	(4)
Net unrealized gain/(loss) on derivative instruments, net of tax	2	—
Total other comprehensive income/(loss), net of tax	6	(4)

Total comprehensive income	562	450

Less: comprehensive income attributable to noncontrolling interests	(2)	(4)
Total comprehensive income attributable to Cardinal Health, Inc.	$560	$446
See notes to condensed consolidated financial statements.

20	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Financial Statements
Condensed Consolidated Balance Sheets

(in millions)	September 30, 2026	June 30, 2026
Assets	(Unaudited)
Current assets:
Cash and equivalents	$5,264	$4,856
Trade receivables, net	14,542	13,815
Inventories, net	18,395	17,297
Prepaid expenses and other	2,781	2,764
Assets held for sale	8	21
Total current assets	40,990	38,753

Property and equipment, net	2,999	3,031
Goodwill and other intangibles, net	13,689	13,631
Other assets	1,866	1,884
Total assets	$59,544	$57,299

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$40,937	$38,283
Current portion of long-term obligations and other short-term borrowings	1,886	1,882
Other accrued liabilities	3,503	3,739
Total current liabilities	46,326	43,904

Long-term obligations, less current portion	6,929	7,004
Deferred income taxes and other liabilities	9,155	9,115

Shareholders’ deficit:
Preferred shares, without par value:
Authorized—500 thousand shares, Issued—none	—	—
Common shares, without par value:
Authorized—755 million shares, Issued—271 million shares at September 30, 2026 and June 30, 2026	2,773	2,887
Retained earnings	2,438	2,009
Common shares in treasury, at cost: 39 million shares and 38 million shares at September 30, 2026 and June 30, 2026, respectively	(8,077)	(7,614)
Accumulated other comprehensive loss	(159)	(165)
Total Cardinal Health, Inc. shareholders' deficit	(3,025)	(2,883)
Noncontrolling interests	159	159
Total shareholders’ deficit	(2,866)	(2,724)
Total liabilities and shareholders’ deficit	$59,544	$57,299
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	21

Financial Statements
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Common Shares			Treasury Shares		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Deficit
(in millions)	Shares Issued	Amount	Retained Earnings	Shares	Amount
	Three Months Ended September 30, 2026
Balance at June 30, 2026	271	$2,887	$2,009	(38)	$(7,614)	$(165)	$159	$(2,724)
Net earnings			554				2	556
Other comprehensive income, net of tax						6		6
Employee stock plans activity, net of shares withheld for employee taxes	—	(115)		1	42			(73)
Share repurchase program activity		—		(2)	(505)			(505)
Dividends declared			(125)					(125)
Payments to noncontrolling interests							(3)	(3)
Other		1					1	2
Balance at September 30, 2026	271	$2,773	$2,438	(39)	$(8,077)	$(159)	$159	$(2,866)

	Three Months Ended September 30, 2025
Balance at June 30, 2025	271	$2,956	$783	(32)	$(6,365)	$(155)	$147	$(2,634)
Net earnings			450				4	454
Other comprehensive loss, net of tax						(4)		(4)
Acquisitions							(1)	(1)
Employee stock plans activity, net of shares withheld for employee taxes	—	(135)		1	86			(49)
Share repurchase program activity		(75)		(2)	(303)			(378)
Dividends declared			(117)					(117)
Payments of noncontrolling interests							(3)	(3)
Other							1	1
Balance at September 30, 2025	271	$2,746	$1,116	(33)	$(6,582)	$(159)	$148	$(2,731)
See notes to condensed consolidated financial statements.

22	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Financial Statements
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net earnings	$556	$454

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	247	233
Impairments and (gain)/loss on sale of other investments, net	16	5
Impairment and (gain)/loss on sale of equity interest in Outcomes, net	(2)	—
Impairments and (gain)/loss on disposal of assets, net	(4)	2
Share-based compensation	109	93
Provision for bad debts	14	13
Change in operating assets and liabilities, net of effects from acquisitions and divestitures:
Increase in trade receivables	(734)	(539)
Increase in inventories	(1,171)	(736)
Increase in accounts payable	2,653	2,147
Repurchases of liability-classified Specialty Alliance Units	(4)	(16)
Other accrued liabilities and operating items, net	(282)	(683)
Net cash provided by operating activities	1,398	973

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(149)	(41)
Additions to property and equipment	(157)	(108)
Proceeds from investments	34	9
Proceeds from disposal of property and equipment	15	—
Other investing items, net	6	(2)
Net cash used in investing activities	(251)	(142)

Cash flows from financing activities:
Proceeds from long-term obligations, net of issuance costs	—	989
Reduction of long-term obligations	(11)	(512)
Payments to noncontrolling interests, net	(3)	(3)
Net tax withholding from share-based compensation	(102)	(80)
Dividends on common shares	(126)	(129)
Purchase of treasury shares	(500)	(375)
Net cash used in financing activities	(742)	(110)

Effect of exchange rates changes on cash and equivalents	3	(2)

Net increase in cash and equivalents	408	719
Cash and equivalents at beginning of period	4,856	3,874
Cash and equivalents at end of period	$5,264	$4,593
See notes to condensed consolidated financial statements.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	23

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
References to "we," "our," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this "Form 10-Q") are to Cardinal Health, Inc. and its majority-owned or consolidated subsidiaries unless the context requires otherwise.
Our fiscal year ends on June 30. References to fiscal 2027 and 2026 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2027 and June 30, 2026, respectively.
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
In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2027 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2027. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the "2026 Form 10-K").
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
We have concluded that The Specialty Alliance management services organization ("MSO") and Navista are the primary beneficiaries of certain physician practices and therefore the practices are consolidated as VIEs. The Specialty Alliance and Navista VIEs do not have a material impact on our consolidated statements of earnings or consolidated statements of cash flows. Total assets and liabilities included in the consolidated balance sheets for The Specialty Alliance and Navista VIEs were $1.3 billion and $1.1 billion, respectively, as of September 30, 2026.
Noncontrolling Interests
Noncontrolling interests represent the portion of net earnings, comprehensive income, and net assets that is not attributable to Cardinal Health, Inc. Noncontrolling interests as of September 30, 2026 primarily represents third-party equity interests in Navista.
Recently Issued Financial Accounting Standards And Disclosure Rules Not Yet Adopted
We assess the adoption impacts of recently issued accounting standards by the FASB on our consolidated financial statements as well as material updates to previous assessments, if any, from the 2026 Form 10-K.
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

24	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Notes to Financial Statements

will be effective for us in our fiscal 2028 Form 10-K and should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adoption of this guidance on our disclosures.
Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance amends the accounting and the disclosure of software costs, including website development costs. This guidance will be effective in our fiscal 2029 Form 10-K and may be applied using a prospective, retrospective, or modified transition approach. Early adoption is permitted. We are currently evaluating the impact of adoption of this guidance on our accounting and disclosures.
Recently Adopted Financial Accounting Standards
There were no new material accounting standards adopted in the three months ended September 30, 2026.

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
Transaction and integration costs associated with the Solaris acquisition were $3 million during the three months ended September 30, 2026.
Fair Value of Assets Acquired and Liabilities Assumed
The allocation of the purchase price for the acquisition of Solaris Health is not yet finalized and is subject to adjustment as we complete the valuation analysis of this acquisition. The purchase price is also subject to adjustment based on working capital requirements as set forth in the acquisition agreement.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for Solaris Health:

(in millions)	Solaris Health
Identifiable intangible assets:
Trade names (1)	$233
Non-competition agreements (2)	39
Total identifiable intangible assets acquired	272
Identifiable net assets/(liabilities):
Cash and equivalents	55
Trade receivables, net	208
Inventories	23
Prepaid expenses and other	73
Property and equipment, net	62
Other assets	193
Accounts payable	(106)
Current portion of long-term obligations and other short-term borrowings	—
Other accrued liabilities	(175)
Long-term obligations, less current portion	—
Deferred income taxes and other liabilities	(194)
Total identifiable net assets/(liabilities) acquired	411
Noncontrolling interest	—
Goodwill	1,726
Total net assets acquired	$2,137
(1)    The useful life of trade names is 10 years.
(2)    The useful life of non-competition agreements is 5 years.
The valuation of identifiable intangible assets utilizes significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement. The discount rate used to arrive at the present value of the identifiable intangible assets for Solaris Health was 7 percent, and reflects the internal rate of return and uncertainty in the cash flow projections, which is reflective of market participant assumptions.
The fair value of the Solaris Health trade name intangible asset was determined utilizing the relief from royalty method, an income-based approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate.
The fair value of the non-compete intangibles acquired from Solaris Health were determined by applying the differential cash flow method which compares the present value of cash flows with and without the non-compete agreements in place.
The vested Specialty Alliance Units, issued in relation to the Solaris Health acquisition, were recognized at their acquisition date fair value of $210 million and are included in deferred income taxes and other liabilities in the condensed balance sheet. The valuation of The Specialty Alliance Units utilizes significant unobservable inputs and thus represents a recurring Level 3 fair value measurement. The fair value of The Specialty Alliance Units in relation to the Solaris Health acquisition was determined using a discount rate of 7.5 percent and an estimated weighted average service period of five years.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	25

Notes to Financial Statements

3. Restructuring and Employee Severance
The following table summarizes restructuring and employee severance costs:

	Three Months Ended September 30,
(in millions)	2026	2025
Employee-related costs	$11	$15
Facility exit and other costs	12	5
Total restructuring and employee severance	$23	$20
Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated, duplicate payroll costs, and retention bonuses incurred during transition periods. Facility exit and other costs primarily consist of project consulting fees, accelerated depreciation, professional project management, and costs associated with vacant facilities.
During the three months ended September 30, 2026, restructuring and employee severance costs were primarily related to the implementation of cost-savings and other strategic initiatives. During the three months ended September 30, 2025, restructuring and employee severance costs were primarily related to the implementation of cost-savings initiatives.
The following table summarizes activity related to liabilities associated with restructuring and employee severance:

(in millions)	Employee- Related Costs	Facility Exit and Other Costs	Total
Balance at June 30, 2026	$55	$—	$55
Additions	8	—	8
Payments and other adjustments	(18)	—	(18)
Balance at September 30, 2026	$45	$—	$45

4. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the carrying amount of goodwill by segment and in total:

(in millions)	Pharmaceutical and Specialty Solutions	Global Medical Products and Distribution	Other (1)	Total
Balance at June 30, 2026	$9,695	$—	$1,747	$11,442
Goodwill acquired, net of purchase price adjustments	34	—	67	101
Balance at September 30, 2026	$9,729	$—	$1,814	$11,543
(1)Comprised of the remaining operating segments, Nuclear and Precision Health Solutions, at-Home Solutions and OptiFreight® Logistics.
During the three months ended September 30, 2026, we did not identify any indicators of impairment within our reporting units.
Goodwill increased in the three months ended September 30, 2026 due to recent acquisitions as well as purchase accounting adjustments in the Pharma segment and at-Home Solutions.
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
Other Intangible Assets
The following tables summarize other intangible assets by class at:

	September 30, 2026
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted- Average Remaining Amortization Period (Years)
Indefinite-life intangibles:
Trademarks and patents	$24	$—	$24	N/A
Total indefinite-life intangibles	24	—	24	N/A

Definite-life intangibles:
Customer intangibles	4,134	2,851	1,283	9
Trademarks, trade names and patents	1,128	574	554	8
Developed technology and other	928	689	239	5
Non-Competition Agreements	82	36	46	4
Total definite-life intangibles	6,272	4,150	2,122	8
Total other intangible assets	$6,296	$4,150	$2,146	N/A

26	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Notes to Financial Statements

	June 30, 2026
(in millions)	Gross Intangible	Accumulated Amortization	Net Intangible
Indefinite-life intangibles:
Trademarks and patents	$24	$—	$24
Total indefinite-life intangibles	24	—	24

Definite-life intangibles:
Customer intangibles	4,097	2,814	1,283
Trademarks, trade names and patents	1,139	558	581
Developed technology and other	1,030	779	251
Non-Competition Agreements	83	33	50
Total definite-life intangibles	6,349	4,184	2,165
Total other intangible assets	$6,373	$4,184	$2,189
Total amortization of intangible assets was $100 million and $87 million for the three months ended September 30, 2026 and 2025, respectively.
The following table summarizes the estimated annual amortization for intangible assets for the remainder of fiscal 2027 through fiscal 2031:

(in millions)	Estimated Amortization Expense
2027	$295
2028	358
2029	333
2030	311
2031	258
5. Long-Term Obligations and Other Short-Term Borrowings
Long-Term Debt
We had total long-term obligations, including the current portion and other short-term borrowings, of $8.8 billion and $8.9 billion at September 30, 2026 and June 30, 2026, respectively. All the notes represent unsecured obligations of Cardinal Health, Inc. and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. Interest is paid pursuant to the terms of the obligations. These notes are effectively subordinated to the liabilities of our subsidiaries, including trade payables of $40.9 billion and $38.3 billion at September 30, 2026 and June 30, 2026, respectively.
Other Financing Arrangements
In addition to cash and equivalents and operating cash flow, other sources of liquidity at September 30, 2026 include a $4.0 billion commercial paper program, backed by a $4.0 billion revolving credit facility that expires in August 2031. At September 30, 2026, we had no amounts outstanding under our commercial paper program or our revolving credit facility.
On August 7, 2026, we entered into a consolidated $4.0 billion 5-year revolving credit facility, in conjunction with the terminations of the $2.0 billion revolving credit facility, the $1.0 billion 364-Day revolving credit facility, and the $1.0 billion committed receivables sales facility.
On September 15, 2026, we also increased our commercial paper program to $4.0 billion. This program is backstopped by our revolving credit facility.
Between October 29 and November 2, 2026, we entered into $1 billion of uncommitted revolving credit facilities.
Our revolving credit facility requires us to maintain a consolidated net leverage ratio of no greater than 4.00-to-1.00. As of September 30, 2026, we were in compliance with this financial covenant.

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

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	27

Notes to Financial Statements
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
Opioid Lawsuits and Investigations
As of September 30, 2026, we have $3.9 billion accrued for the opioid-related matters described below, of which $197 million is included in other accrued liabilities and the remainder is included in deferred income taxes and other liabilities in our condensed consolidated balance sheets. During the three months ended September 30, 2026 and fiscal 2026, we made payments totaling $385 million and $417 million, respectively, which included our annual payments under the agreement to settle the vast majority of the opioid lawsuits filed by states and local governmental entities.
While we continue to incur certain costs associated with these matters, during the three months ended September 30, 2026 and fiscal 2026, there were no material expenses recognized for these matters.
States & Political Subdivisions
We have resolved, without admitting liability, the opioid-related claims of all 50 states, the District of Columbia, and 5 U.S. territories. The National Opioid Settlement Agreement ("the NOSA") also resulted in the resolution of the opioid-related claims of over 99 percent of political subdivisions (together, the "Settling Governmental Entities").
To date, we have paid the Settling Governmental Entities approximately $2.6 billion and we expect to pay the Settling Governmental Entities additional amounts up to $3.7 billion through 2038.
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
Private Plaintiffs
The NOSA does not address claims by private parties, which includes unions and other health and welfare funds, hospital systems and other healthcare providers, businesses, and individuals alleging personal injury. To date, there are approximately 56 lawsuits brought by private plaintiffs pending. Of these, approximately 9 are purported class actions. The causes of action asserted by these plaintiffs are similar to those asserted by public plaintiffs. We are vigorously defending ourselves in all of these matters.
Following resolution discussions with certain private plaintiffs during December 2024, Distributors finalized agreements with classes of third-party payors and acute care hospitals. Our portion of these settlements totaled $213 million. The settlement with the class of third-party payors was approved by the court in January 2025 and was finalized in August 2025. The settlement with the class of acute care hospitals was approved by the court in March 2025 and became final in April 2025.
Insurance Litigation
We are involved in ongoing legal proceedings with insurers related to their obligations to reimburse us for defense and indemnity costs in connection with the lawsuits described above, including two matters currently pending in Ohio state court. Unfavorable outcomes in these matters would negatively impact our financial results and may result in a change in loss reserves related to opioid litigation recorded by our captive insurance company, which would negatively impact cash flow.
During fiscal 2026, we received immaterial insurance recoveries related to opioid matters, which were recorded in the Pharma segment. We have not recorded a receivable for any additional recoveries related to these insurance litigation matters as of September 30, 2026.

28	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Notes to Financial Statements
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
Tax Contingencies
Net Operating Loss Carryback
In June 2026, we received a Notice of Proposed Adjustment ("NOPA") from the Internal Revenue Service ("IRS") as part of our 2015-2020 audit cycle. The NOPA relates to our captive insurance company and the treatment of certain net operating loss carrybacks under the Coronavirus Aid, Relief, and Economic Security Act. The IRS is challenging the tax deductibility of self-insurance pre-tax losses and related carryback claims to fiscal 2015-2018, which could result in approximately $400 million in additional tax expense (plus interest) and approximately $1.4 billion in additional tax liability (plus interest). We routinely assess the likelihood of adverse audit outcomes to ensure adequate tax reserves, and we believe our reserves are sufficient for all tax matters. The ultimate resolution of this matter may impact our financial results and cash flow.
Patient Recovery Restructuring
In February 2026, we received a NOPA from the IRS, as part of our ongoing audits of fiscal years 2015-2020, related to a restructuring in connection with our July 2017 acquisition of the Patient Recovery business. The IRS is asserting that the transaction should be recharacterized in a manner that could create additional federal income tax liability of approximately $160 million, plus interest. We routinely assess the likelihood of adverse outcomes resulting from audits and examinations to determine the adequacy of our tax reserves and we believe we have adequate reserves for all tax matters; however, the ultimate outcome of disputes of this nature is uncertain and the resolution of this matter could impact our financial results and cash flow.
Antitrust Litigation Proceeds
We recognized income for net recoveries in class action antitrust lawsuits in which we were a class member or plaintiff of $47 million during the three months ended September 30, 2026.
7. Income Taxes
Fluctuations in our provision for income taxes as a percentage of our pre-tax earnings (“effective tax rate”) are due to changes in international and U.S. state effective tax rates resulting from our business mix and discrete items.
Effective Tax Rate
During the three months ended September 30, 2026 and 2025, the effective tax rate was 19.2 percent and 24.1 percent, respectively.
Unrecognized Tax Benefits
We had $900 million and $907 million of unrecognized tax benefits at September 30, 2026 and June 30, 2026, respectively. The September 30, 2026 and June 30, 2026 balances include $883 million and $881 million of unrecognized tax benefits, respectively, that if recognized, would have an impact on the effective tax rate.
At September 30, 2026 and June 30, 2026, we had $78 million and $75 million, respectively, accrued for the payment of interest and penalties related to unrecognized tax benefits, which we recognize in the provision for income taxes in the condensed consolidated statements of earnings. These balances are gross amounts before any tax benefits and are included in deferred income taxes and other liabilities in the condensed consolidated balance sheets.
Other Tax Matters
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. With few exceptions, we are subject to audit by taxing authorities for fiscal years 2015 through the current fiscal year.
During fiscal 2026, we received two NOPAs from the IRS in connection with their audit of our fiscal years 2015-2020. See Note 6 for additional information regarding these matters.
8. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following tables present the fair values for assets and liabilities measured on a recurring basis at:

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,704	$—	$—	$2,704
Other investments (1)	112	—	—	112
Liabilities:
Forward contracts (2)	—	(107)	—	(107)
Share-based awards (3)	—	—	(1,353)	(1,353)

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	29

Notes to Financial Statements

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,299	$—	$—	$2,299
Other investments (1)	118	—	—	118
Liabilities:
Forward contracts (2)	—	(32)	—	(32)
Share-based awards (3)	—	—	(1,277)	(1,277)
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
(3)    The share-based awards are liability-classified awards, as defined under ASC 718, resulting from acquisitions by The Specialty Alliance. These are presented in deferred income taxes and other liabilities within the consolidated balance sheets. The fair value of The Specialty Alliance Units is determined using the discounted cash flow method which utilizes significant unobservable inputs, including the discount rate of 8.0%. Significant changes to assumptions used in the valuation may have a material impact on the fair value of the Specialty Alliance Units. See Note 13 for additional information.

Changes in Level 3 Recurring Fair Value Measurements
The following table reconciles the changes in fair value for the Specialty Alliance Units classified within Level 3 of the fair value hierarchy:

	Three Months Ended September 30,
(in millions)	2026	2025
Balance at beginning of period	$1,277	$843
Acquisitions	—	20
Vesting (1)	46	53
Fair value adjustment (1)	34	10
Repurchases	(4)	(16)
Balance at end of period	$1,353	$910
(1)For the three months ended September 30, 2026 and 2025, there was $80 million and $63 million of expense, respectively, for the Specialty Alliance Units. Of the total expense recognized during the three months ended September 30, 2026 and 2025, $78 million and $61 million is included in acquisition-related cash and share-based compensation costs, respectively, and $2 million is included in SG&A expenses, for both periods, in the consolidated statements of earnings.
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
Fair Value Hedges
We enter into pay-floating interest rate swaps to hedge the changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. These contracts are designated and qualify as fair value hedges. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps is directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt are adjusted to market value at the end of each period with any resulting gain or loss recorded in interest expense, net in the condensed consolidated statements of earnings. For the three months ended September 30, 2026 and 2025, there were no gains or losses recorded to interest expense as changes in the market value of our derivative instruments offset changes in the market value of the underlying debt.
During the three months ended September 30, 2026 and 2025, we entered into pay-floating interest rate swaps with total notional amounts of $200 million and $300 million, respectively. These swaps were designated as fair value hedges of our fixed rate debt

30	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Notes to Financial Statements
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
Pre-tax gains and losses recognized in other comprehensive income were immaterial for both the three months ended September 30, 2026 and 2025. Gains recognized in accumulated other comprehensive loss and reclassified into earnings were immaterial for the three months ended September 30, 2026 and 2025, respectively. Gains currently included within accumulated other comprehensive income associated with our cash flow hedges to be reclassified into net earnings within the next 12 months are immaterial.
Net Investment Hedges
We hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries. To accomplish this, we enter into cross-currency swaps that are designated as hedges of net investments.
In September 2026, we terminated the ¥18 billion ($120 million) cross-currency swaps entered into in September 2025 and received settlement in cash of $6 million, recorded in other investing items, net in our condensed consolidated statements of cash flows.
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
Pre-tax gains and losses from net investment hedges recorded in the foreign currency translation component of accumulated other comprehensive loss were immaterial for the three months ended
September 30, 2026 and 2025, respectively. Losses recognized in interest expense, net in the condensed consolidated statements of earnings for the portion of the net investment hedges excluded from the assessment of hedge effectiveness were immaterial during both the three months ended September 30, 2026 and 2025.
Economic (Non-Designated) Hedges
We enter into foreign currency contracts to manage our foreign exchange exposure related to sales transactions, intercompany financing transactions, and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other (income)/expense, net in the consolidated statement of earnings. We recorded immaterial losses during both the three months ended September 30, 2026 and 2025. The principal currencies managed through foreign currency contracts are the Canadian dollar, Japanese yen, Chinese renminbi, Brazilian real, and Singapore dollar.
Fair Value of Financial Instruments
The carrying amounts of cash and equivalents, trade receivables, net, accounts payable, and other accrued liabilities at September 30, 2026 and June 30, 2026 approximate fair value due to their short-term maturities.
The following table summarizes the estimated fair value of our long-term obligations and other short-term borrowings compared to the respective carrying amounts at:

(in millions)	September 30, 2026	June 30, 2026
Estimated fair value	$8,402	$8,783
Carrying amount	8,815	8,886
The fair value of our long-term obligations and other short-term borrowings is estimated based on either the quoted market prices for the same or similar issues or other inputs derived from available market information, which represents a Level 2 measurement.
10. Shareholders' Deficit
We repurchased $500 million and $375 million of our common shares, in the aggregate, through share repurchase programs during the three months ended September 30, 2026 and 2025, respectively. We funded the repurchases with available cash. The common shares repurchased are held in treasury to be used for general corporate purposes.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	31

Notes to Financial Statements

The following table presents the accelerated share repurchase programs executed during the three months ended September 30, 2026 and 2025:

Quarter Entered	Date Concluded	Aggregate Purchase Price (in millions)	Initial Shares (in millions)	Reference Price	Final Shares (in millions)	Weighted Average Price per Common Share
Q1 FY27	9/18/2026	$500	1.7	$234.16	0.5	$231.63
Q1 FY26	10/31/2025	$375	2.0	$148.12	0.4	$151.88
Accumulated Other Comprehensive Loss
The following tables summarize the changes in the balance of accumulated other comprehensive loss by component and in total:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2026	$(140)	$(25)	$(165)
Other comprehensive income, before reclassifications	4	4	8
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive income attributable to Cardinal Health, Inc., net of tax benefit of $7 million	4	2	6
Balance at September 30, 2026	$(136)	$(23)	$(159)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Derivatives, net of tax	Accumulated Other Comprehensive Loss
Balance at June 30, 2025	$(141)	$(14)	$(155)
Other comprehensive (loss)/income, before reclassifications	(4)	2	(2)
Amounts reclassified to earnings	—	(2)	(2)
Total other comprehensive loss attributable to Cardinal Health, Inc., net of tax expense of $1 million	(4)	—	(4)
Balance at September 30, 2025	$(145)	$(14)	$(159)

11. Earnings Per Share Attributable to Cardinal Health, Inc.
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Cardinal Health, Inc. ("EPS"):

	Three Months Ended September 30,
(in millions, except per share amounts)	2026	2025
Net earnings	$556	$454
Net earnings attributable to noncontrolling interest	(2)	(4)
Net earnings attributable to Cardinal Health, Inc.	$554	$450
Weighted-average common shares–basic	232	238
Effect of dilutive securities:
Employee stock options, restricted share units, and performance share units	1	1
Weighted-average common shares–diluted	233	239
Basic earnings per common share attributable to Cardinal Health, Inc.:	$2.39	$1.89
Diluted earnings per common share attributable to Cardinal Health, Inc.:	$2.38	$1.88
For the three months ended September 30, 2026 and 2025, an immaterial amount of restricted share units and performance share units were excluded from the computation of diluted EPS, as they were anti-dilutive.

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

32	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Notes to Financial Statements

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
Revenue
The following table presents revenue for the two reportable segments and disaggregated revenue within the remaining operating segments, included in Other, and Corporate:

	Three Months Ended September 30,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$62,582	$59,205
Global Medical Products and Distribution	3,190	3,184
Nuclear and Precision Health Solutions	505	436
at-Home Solutions	1,146	1,115
OptiFreight® Logistics	113	90
Other	1,764	1,641
Total segment revenue	67,536	64,030
Corporate (1)	(23)	(21)
Total revenue	$67,513	$64,009
(1)Corporate revenue consists of the elimination of inter-segment revenue and other revenue not allocated to the segments.
The following table presents revenue by geographic area:

	Three Months Ended September 30,
(in millions)	2026	2025
United States	$67,113	$63,611
International	423	419
Total segment revenue	67,536	64,030
Corporate (1)	(23)	(21)
Total revenue	$67,513	$64,009
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
In addition, certain investment spending and certain portions of enterprise-wide incentive compensation and other spending are not allocated to the segments. Investment spending generally includes the first-year spend for certain projects that require incremental investments in the form of additional operating expenses. Because approval for these projects is dependent on executive management, we retain these expenses at Corporate. Investment spending within Corporate was $15 million and $16 million for the three months ended September 30, 2026 and 2025, respectively.

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	33

Notes to Financial Statements

The following table presents segment profit for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended September 30, 2026
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$62,582	$3,190	$1,764	$67,536

Cost of products sold	61,001	2,636	1,303	64,940
SG&A	798	521	268	1,587
Total segment expenses	61,799	3,157	1,571	66,527

Segment profit	$783	$33	$193	$1,009
Corporate (1)				(321)
Consolidated earnings before income taxes				$688

	Three Months Ended September 30, 2025
(in millions)	Pharma	GMPD	Other	Total
Segment revenue	$59,205	$3,184	$1,641	$64,030

Cost of products sold	57,857	2,633	1,221	61,711
SG&A	681	505	254	1,440
Total segment expenses	58,538	3,138	1,475	63,151

Segment profit	$667	$46	$166	$879
Corporate (1)				(281)
Consolidated earnings before income taxes				$598
(1)    Corporate consists of the income and expense items not allocated to the segments and the elimination of inter-segment revenue.
Segment Assets
The following table presents total assets for two reportable segments and the remaining operating segments, included in Other, and Corporate:

(in millions)	September 30, 2026	June 30, 2026
Pharmaceutical and Specialty Solutions	$42,472	$40,777
Global Medical Products and Distribution	6,819	6,651
Other	4,269	4,098
Corporate	5,984	5,773
Total assets	$59,544	$57,299

The following tables present depreciation and amortization and additions to property and equipment for the two reportable segments and the remaining operating segments, included in Other, and Corporate:

	Three Months Ended September 30,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$60	$61
Global Medical Products and Distribution	56	55
Other	28	29
Corporate	103	88
Total depreciation and amortization	$247	$233

	Three Months Ended September 30,
(in millions)	2026	2025
Pharmaceutical and Specialty Solutions	$45	$32
Global Medical Products and Distribution	16	19
Other	20	15
Corporate	76	42
Total additions to property and equipment	$157	$108

The following table presents property and equipment, net by geographic area:

(in millions)	September 30, 2026	June 30, 2026
United States	$2,579	$2,607
International	420	424
Total property and equipment, net	$2,999	$3,031

13. Share-Based Compensation
We maintain Cardinal Health, Inc. corporate stock incentive plans (collectively, the “Plans”) for the benefit of certain of our officers, directors, and employees. As of September 30, 2026, we have 16 million shares authorized for issuance under the Plans. Upon vesting, these units convert to common shares without restrictions or future service requirements.

34	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Notes to Financial Statements

The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,
(in millions)	2026	2025
Restricted share unit expense	$18	$18
Performance share unit expense	11	12
Total share-based compensation	$29	$30
The total tax benefit related to share-based compensation was $5 million and $4 million for the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense is included in selling, general, and administrative expenses in the condensed consolidated statements of earnings. Our condensed consolidated statements of cash flows present our share-based compensation expense as a reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
Restricted Share Units
Restricted share units granted under the Plans generally vest in equal annual installments over three years. Restricted share units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following table summarizes all transactions related to restricted share units under the Plans:

(in millions, except per share amounts)	Restricted Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2026	1.1	$85.89
Granted	0.3	235.17
Vested	(0.5)	111.21
Canceled and forfeited	—	—
Nonvested at September 30, 2026	0.9	$154.32
The total fair value of units vested during the three months ended September 30, 2026 and 2025 were $52 million and $53 million, respectively.
At September 30, 2026, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $120 million, which is expected to be recognized over a weighted-average period of two years.
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
The following table summarizes all transactions related to performance share units under the Plans (based on target award amounts):

(in millions, except per share amounts)	Performance Share Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at June 30, 2026	1.2	$117.07
Granted	0.2	245.49
Vested	(0.5)	94.66
Canceled and forfeited	—	—
Nonvested at September 30, 2026	0.9	$153.35
The total fair value of units vested during the three months ended September 30, 2026 and 2025 were $110 million and $108 million, respectively.
At September 30, 2026, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance share units not yet recognized was $63 million, which is expected to be recognized over a weighted-average period of two years if the performance goals are achieved.
Specialty Alliance Share-Based Compensation
The Specialty Alliance, a majority-owned subsidiary of Cardinal Health, maintains standalone share-based compensation plans. Share-based compensation expense associated with these awards of $80 million and $63 million was recognized during the three months ended September 30, 2026 and 2025, respectively. Of the expense recognized for the three months ended September 30, 2026 and 2025, $78 million and $61 million is included in acquisition-related cash and share-based compensation costs, respectively, and $2 million is included in SG&A expenses, for both periods, in the condensed consolidated statements of earnings, respectively. We recognize activity within SG&A expenses for awards that are granted in relation to regular course of business and are not acquisition-related. The liability and associated future expenses may vary based on the changes in the estimated fair value.
The following table summarizes the fair market value of The Specialty Alliance Units as of September 30, 2026:

(in millions, except per share amounts)	Specialty Alliance Share Units	Fair Value per Share
Nonvested at June 30, 2026	266	$1.53
Granted	2	1.57
Vested	(31)	1.57
Canceled and forfeited	—	1.57
Nonvested at September 30, 2026	237	$1.57
Vested at September 30, 2026	864	$1.57
The total fair value of The Specialty Alliance Units vested during the three months ended September 30, 2026 and 2025 was $46 million and $53 million, respectively. During the three months ended September 30, 2026 and 2025, we recognized adjustments to the fair value of the liability, resulting in expense of $34 million and $10 million, respectively, related to the vested Specialty

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	35

Notes to Financial Statements

Alliance Units, which is recognized in acquisition-related cash and share-based compensation costs.
At September 30, 2026, the total pre-tax compensation cost related to nonvested Specialty Alliance Units not yet recognized was $372 million, which is expected to be recognized over a weighted-average period of approximately four years.

36	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Exhibits
Exhibits

Exhibit Number	Exhibit Description
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
10.1
Credit Agreement, dated August 7, 2026, between the Company, the lenders and letter of credit issuers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cardinal Health’s Current Report on Form 8-K filed on August 11, 2026, File No. 1-11373)

10.2	Fifth Amendment to Issuing and Paying Agency Agreement, dated September 15, 2026, between Cardinal Health, Inc. and The Bank of New York Mellon
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement Regarding Forward-Looking Information
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL (included as Exhibit 101)

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

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	37

Form 10-Q Cross Reference Index

Form 10-Q Cross Reference Index

N/A	Not applicable

38	Cardinal Health | Q1 Fiscal 2027 Form 10-Q

Additional Information
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Health, Inc.

Date:	November 5, 2026	/s/ JASON M. HOLLAR
Jason M. Hollar
Chief Executive Officer

Date:	November 5, 2026	/s/ AARON E. ALT
Aaron E. Alt
Chief Financial Officer

Cardinal Health | Q1 Fiscal 2027 Form 10-Q	39